Form 10-Q
period 2019-03-30
Walt Disney Co
filed 2019-05-08
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number 001-38842

Delaware	83-0940635
State or Other Jurisdiction of	I.R.S. Employer Identification
Incorporation or Organization

500 South Buena Vista Street, Burbank, California	91521
Address of Principal Executive Offices	Zip Code

(818) 560-1000
Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	DIS	New York Stock Exchange
There were 1,799,698,922 shares of common stock outstanding as of May 1, 2019.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenues:
Services	$13,006	$12,520	$25,872	$25,504
Products	1,916	2,028	4,353	4,395
Total revenues	14,922	14,548	30,225	29,899
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,167)	(6,313)	(14,731)	(13,637)
Cost of products (exclusive of depreciation and amortization)	(1,209)	(1,228)	(2,646)	(2,633)
Selling, general, administrative and other	(2,327)	(2,239)	(4,479)	(4,326)
Depreciation and amortization	(828)	(731)	(1,560)	(1,473)
Total costs and expenses	(11,531)	(10,511)	(23,416)	(22,069)
Restructuring and impairment charges	(662)	(13)	(662)	(28)
Other income	4,963	41	4,963	94
Interest expense, net	(143)	(143)	(206)	(272)
Equity in the income / (loss) of investees, net	(312)	6	(236)	49
Income from continuing operations before income taxes	7,237	3,928	10,668	7,673
Income taxes from continuing operations	(1,647)	(813)	(2,292)	(85)
Net income from continuing operations	5,590	3,115	8,376	7,588
Income (loss) from discontinued operations (net of income taxes of $5, $0, $5 and $0, respectively)	21	—	21	—
Consolidated net income	5,611	3,115	8,397	7,588
Less: Net income attributable to noncontrolling interests	(159)	(178)	(157)	(228)
Net income attributable to The Walt Disney Company (Disney)	$5,452	$2,937	$8,240	$7,360

Earnings per share attributable to Disney:
Continuing operations	$3.53	$1.95	$5.42	$4.86
Discontinued operations	0.01	—	0.01	—
Diluted	$3.55	$1.95	$5.43	$4.86

Continuing operations	$3.55	$1.95	$5.44	$4.88
Discontinued operations	0.01	—	0.01	—
Basic	$3.56	$1.95	$5.46	$4.88

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,537	1,510	1,517	1,515

Basic	1,530	1,503	1,510	1,507
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Consolidated net income	$5,611	$3,115	$8,397	$7,588
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(4)	7	(4)	6
Market value adjustments for hedges	(80)	(112)	(89)	(94)
Pension and postretirement medical plan adjustments	68	94	121	155
Foreign currency translation and other	46	144	25	231
Other comprehensive income	30	133	53	298
Comprehensive income	5,641	3,248	8,450	7,886
Net income attributable to noncontrolling interests, including redeemable noncontrolling interests	(159)	(178)	(157)	(228)
Other comprehensive income attributable to noncontrolling interests	(34)	(74)	(36)	(115)
Comprehensive income attributable to Disney	$5,448	$2,996	$8,257	$7,543

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 30, 2019	September 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$10,108	$4,150
Receivables	14,593	9,334
Inventories	1,445	1,392
Television costs and advances	5,408	1,314
Other current assets	1,257	635
Assets held for sale	1,466	—
Total current assets	34,277	16,825
Film and television costs	24,353	7,888
Investments	4,080	2,899
Parks, resorts and other property
Attractions, buildings and equipment	57,991	55,238
Accumulated depreciation	(33,132)	(30,764)
	24,859	24,474
Projects in progress	4,984	3,942
Land	1,174	1,124
	31,017	29,540
Intangible assets, net	26,985	6,812
Goodwill	75,057	31,269
Noncurrent assets held for sale	13,182	—
Other assets	5,391	3,365
Total assets	$214,342	$98,598

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,503	$9,479
Current portion of borrowings	19,158	3,790
Deferred revenue and other	4,281	4,591
Liabilities held for sale	434	—
Total current liabilities	44,376	17,860
Borrowings	37,803	17,084
Deferred income taxes	11,208	3,109
Noncurrent liabilities held for sale	2,659	—
Other long-term liabilities	12,854	6,590
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	1,103	1,123
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares at March 30, 2019 and 2.9 billion shares at September 29, 2018	53,419	36,779
Retained earnings	41,212	82,679
Accumulated other comprehensive loss	(3,786)	(3,097)
	90,845	116,361
Treasury stock, at cost, 19 million shares at March 30, 2019 and 1.4 billion shares at September 29, 2018	(907)	(67,588)
Total Disney Shareholders’ equity	89,938	48,773
Noncontrolling interests	14,401	4,059
Total equity	104,339	52,832
Total liabilities and equity	$214,342	$98,598
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income from continuing operations	$8,376	$7,588
Depreciation and amortization	1,560	1,473
Gain on acquisition	(4,917)	—
Deferred income taxes	1,190	(1,623)
Equity in the (income) / loss of investees	236	(49)
Cash distributions received from equity investees	370	389
Net change in film and television costs and advances	(281)	(490)
Equity-based compensation	475	194
Other	121	155
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(386)	(1,004)
Inventories	(19)	64
Other assets	46	(248)
Accounts payable and other liabilities	(283)	(92)
Income taxes	(474)	406
Cash provided by operations - continuing operations	6,014	6,763

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,390)	(2,044)
Acquisitions	(9,901)	(1,581)
Other	(392)	(180)
Cash used in investing activities - continuing operations	(12,683)	(3,805)

FINANCING ACTIVITIES
Commercial paper borrowings, net	376	1,372
Borrowings	31,145	1,048
Reduction of borrowings	(17,398)	(1,350)
Dividends	(1,310)	(1,266)
Repurchases of common stock	—	(2,608)
Proceeds from exercise of stock options	83	91
Other	(200)	(169)
Cash provided by / (used in) financing activities - continuing operations	12,696	(2,882)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operations - discontinued operations	(35)	—

Impact of exchange rates on cash, cash equivalents and restricted cash	75	55

Change in cash, cash equivalents and restricted cash	6,067	131
Cash, cash equivalents and restricted cash, beginning of period	4,155	4,064
Cash, cash equivalents and restricted cash, end of period	$10,222	$4,195
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at December 29, 2018	1,490	$36,799	$84,887	$(3,782)	$(67,588)	$50,316	$4,077	$54,393
Comprehensive income	—	—	5,452	(4)	—	5,448	191	5,639
Equity compensation activity	1	395	—	—	—	395	—	395
Dividends	—	8	(8)	—	—	—	—	—
Contributions	—	—	—	—	—	—	27	27
Acquisition of 21CF	307	33,804	—	—	—	33,804	10,638	44,442
Retirement of treasury stock	—	(17,563)	(49,118)	—	66,681	—	—	—
Distributions and other	—	(24)	(1)	—	—	(25)	(532)	(557)
Balance at March 30, 2019	1,798	$53,419	$41,212	$(3,786)	$(907)	$89,938	$14,401	$104,339

Balance at December 30, 2017	1,507	$36,254	$75,763	$(3,404)	$(65,324)	$43,289	$3,794	$47,083
Comprehensive income	—	—	2,937	59	—	2,996	251	3,247
Equity compensation activity	1	157	—	—	—	157	—	157
Common stock repurchases	(12)	—	—	—	(1,295)	(1,295)	—	(1,295)
Distributions and other	—	—	4	—	—	4	(545)	(541)
Balance at March 31, 2018	1,496	$36,411	$78,704	$(3,345)	$(66,619)	$45,151	$3,500	$48,651

(1)	Excludes redeemable noncontrolling interest.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	8,240	17	—	8,257	190	8,447
Equity compensation activity	3	415	—	—	—	415	—	415
Dividends	—	8	(1,318)	—	—	(1,310)	—	(1,310)
Contributions	—	—	—	—	—	—	47	47
Acquisition of 21CF	307	33,804	—	—	—	33,804	10,638	44,442
Adoption of new accounting guidance:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	129	—	—	129	—	129
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)	—	7	—	7
Retirement of treasury stock	—	(17,563)	(49,118)	—	66,681	—	—	—
Distributions and other	—	(24)	3	—	—	(21)	(533)	(554)
Balance at March 30, 2019	1,798	$53,419	$41,212	$(3,786)	$(907)	$89,938	$14,401	$104,339

Balance at September 30, 2017	1,517	$36,248	$72,606	$(3,528)	$(64,011)	$41,315	$3,689	$45,004
Comprehensive income	—	—	7,360	183	—	7,543	348	7,891
Equity compensation activity	4	163	—	—	—	163	—	163
Common stock repurchases	(25)	—	—	—	(2,608)	(2,608)	—	(2,608)
Dividends	—	—	(1,266)	—	—	(1,266)	—	(1,266)
Distributions and other	—	—	4	—	—	4	(537)	(533)
Balance at March 31, 2018	1,496	$36,411	$78,704	$(3,345)	$(66,619)	$45,151	$3,500	$48,651

(1)	Excludes redeemable noncontrolling interest.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the six months ended March 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 28, 2019.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. The term “TWDC” is used to refer to the parent company.
These financial statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K.
On March 20, 2019 the Company acquired Twenty-First Century Fox, Inc. (“21CF”) (see Note 4). As part of the acquisition, the Company agreed to sell 21CF’s Regional Sports Networks and certain sports operations in Brazil and Mexico. The assets and liabilities of these operations are reported as held for sale and the income and cash flows are reported as discontinued operations. In addition, as a result of the 21CF acquisition the Company’s ownership interest in Hulu LLC (Hulu) increased to 60% and the Company started consolidating the results of Hulu. 21CF and Hulu results are consolidated from the acquisition date through March 30, 2019.
The Company enters into relationships or investments with other entities that may be variable interest entities (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (together the Asia Theme Parks) are VIEs in which the Company has less than 50% equity ownership. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made in fiscal 2018 financial statements and notes to conform to the fiscal 2019 presentation.

2.	Description of Business and Segment Information
Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer in order to decide how to allocate resources and to assess performance.
Effective in fiscal 2019, the Company started reporting its results in the following operating segments:

•	Media Networks;

•	Parks, Experiences and Products;

•	Studio Entertainment; and

•	Direct-to-Consumer & International
The Parks, Experiences and Products segment reflects the combination of the former Parks & Resorts and Consumer Products & Interactive Media segments. Certain businesses that were previously reported in Media Networks, Studio

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Entertainment and Consumer Products & Interactive Media are now reported in Direct-to-Consumer & International (DTCI). Fiscal 2018 segment operating results have been recast to align with the fiscal 2019 presentation.
Results for 21CF in the current quarter are not included in these segments and are reported separately. We currently plan to include 21CF’s results in our historical segments when we report third-quarter results. Hulu’s results for the period of consolidation and for the period the Company recorded equity method earnings are reported as part of DTCI.
DESCRIPTION OF BUSINESS
Media Networks

•	Significant operations:

◦	Disney, ESPN and Freeform branded domestic cable networks

◦	ABC branded broadcast television network and eight owned domestic television stations

◦	Television programming, production and distribution

◦	A 50% equity investment in A+E Television Networks (A+E), which operates a variety of cable networks including A&E, HISTORY and Lifetime

•	Significant revenues:

◦
Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. Hulu, YouTube TV) service providers) (“MVPDs”) and to television stations affiliated with the ABC Network for the right to deliver our programming to their customers

◦
Advertising - Sales of ad time/space on our domestic networks and related platforms (“ratings-based ad sales”, which excludes advertising on digital platforms that is not ratings based), and the sale of time on our domestic television stations. Ratings-based ad sales are generally determined using viewership measured with Nielsen ratings. Non-ratings-based advertising on digital platforms is reported by DTCI

◦	TV/SVOD distribution - Licensing fees and other revenues for the right to use our television programs and productions and content transactions with other Company segments (“program sales”)

•	Significant expenses:

◦	Operating expenses consisting primarily of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Parks, Experiences and Products

•	Significant operations:

◦	Parks & Experiences:

▪
Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; and 47% and 43% interests in Hong Kong Disneyland Resort and Shanghai Disney Resort, respectively, all of which are consolidated in our results. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort

▪	Disney Cruise Line, Disney Vacation Club and Aulani, a Disney Resort & Spa in Hawaii

◦	Consumer Products:

▪	Licensing of our trade names, characters, visual, literary and other intellectual properties to various manufacturers, game developers, publishers and retailers throughout the world

▪
Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, magazines, comic books and games. As of the end of fiscal 2018, the segment had substantially exited the vertical games development business

•	Significant revenues:

◦	Theme park admissions - Sales of tickets for admission to our theme parks

◦	Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships

◦	Resorts and vacations - Sales of room nights at hotels, sales of cruise vacations and sales and rentals of vacation club properties

◦	Merchandise licensing and retail

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

▪	Merchandise licensing - Royalties from intellectual property licensing

▪	Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as, to wholesalers (including sales of published materials and games)

◦	Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort

•	Significant expenses:

◦
Operating expenses consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Studio Entertainment

•	Significant operations:

◦	Motion picture production and distribution under the Walt Disney Pictures, Pixar, Marvel, Lucasfilm and Touchstone banners

◦	Development, production and licensing of live entertainment events on Broadway and around the world (“Stage plays”)

•	Significant revenues:

◦	Theatrical distribution - Rentals from licensing our motion pictures to theaters

◦	Home entertainment - Sale of our motion pictures to retailers and distributors in physical (DVD and Blu-ray) and electronic formats

◦
TV/SVOD distribution and other - Licensing fees and other revenue for the right to use our motion picture productions, content transactions with other Company segments, ticket sales from stage plays and fees from licensing our intellectual properties for use in live entertainment productions

•	Significant expenses:

◦	Operating expenses consisting primarily of amortization of production, participations and residuals costs, distribution costs and costs of sales

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Direct-to-Consumer & International

•	Significant operations:

◦	Disney and ESPN branded international television networks and channels (“International Channels”)

◦	Direct-to-consumer (DTC) businesses:

▪
Hulu streaming service, which aggregates acquired television and film entertainment content and produces original content. The content is distributed digitally to internet-connected devices. Prior to the acquisition of 21CF, Hulu was reported as an equity investment

▪	ESPN+ streaming service, which was launched in April 2018

▪	Disney+ streaming service, which we plan to launch in late 2019

◦	Other Company branded digital content distribution platforms and services

◦	BAMTech LLC (BAMTech) (owned 75% by the Company since September 25, 2017), which provides streaming technology services

◦	Equity investments:

▪
A 21% effective ownership in Vice Group Holdings, Inc. (Vice), which is a media company that targets millennial audiences. 21CF has an additional 6% interest in Vice. Vice operates Viceland, which is owned 50% by Vice and 50% by A+E

•	Significant revenues:

◦	Affiliate fees - Fees charged to MVPDs for the right to deliver our International Channels to their customers

◦
Advertising - Sales of ad time/space on our International Channels. Sales of non-ratings based ad time/space on digital platforms (“addressable ad sales”). In general, addressable ad sales are delivered using technology that allows for dynamic insertion of advertisements into video content, which can be targeted to specific viewer groups

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

◦	Subscription fees and other - Fees charged to customers/subscribers for our streaming and technology services

•	Significant expenses:

◦
Operating expenses consisting primarily of programming and production costs (including digital content obtained from other Company segments), technical support costs, operating labor and distribution costs

◦	Selling, general and administrative costs

◦	Depreciation and amortization
SEGMENT INFORMATION
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, other income, interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees and excludes impairments of certain equity investments and purchase accounting amortization of 21CF and Hulu assets (i.e. intangible assets and the fair value step-up for film and television costs) recognized in connection with the 21CF acquisition. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Intersegment content transactions (e.g. feature films aired on the ABC Television Network, our networks streaming on our DTC services) are presented “gross” (i.e. the segment producing the content reports revenue and profit from intersegment transactions in a manner similar to the reporting of third-party transactions, and the required eliminations are reported on a separate “Eliminations” line when presenting a summary of our segment results). Previously, these transactions were reported “net”, and the intersegment revenue was eliminated in the results of the segment producing the content. Fiscal 2018 intersegment content transactions have been recast to align with the fiscal 2019 presentation.
Segment revenues and segment operating income are as follows:

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenues (1):
Media Networks	$5,525	$5,508	$11,446	$11,063
Parks, Experiences and Products	6,169	5,903	12,993	12,430
Studio Entertainment	2,134	2,499	3,958	5,008
Direct-to-Consumer & International	955	831	1,873	1,762
21CF	373	—	373	—
Eliminations(2)	(234)	(193)	(418)	(364)
	$14,922	$14,548	$30,225	$29,899
Segment operating income (1):
Media Networks	$2,185	$2,258	$3,515	$3,501
Parks, Experiences and Products	1,506	1,309	3,658	3,263
Studio Entertainment	534	874	843	1,699
Direct-to-Consumer & International	(393)	(188)	(529)	(230)
21CF	25	—	25	—
Eliminations(2)	(41)	(16)	(41)	(10)
	$3,816	$4,237	$7,471	$8,223

(1)
Studio Entertainment revenues and operating income include an allocation of Parks, Experiences and Products revenues, which is meant to reflect royalties on sales of merchandise based on film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Parks, Experiences and Products revenues and operating income was $126 million and $136 million for the quarters ended March 30, 2019 and March 31, 2018, respectively, and $280 million and $307 million for the six months ended March 30, 2019 and March 31, 2018, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

(2)	Intersegment content transactions are as follows:

	Quarter Ended		Six Months Ended
(in millions)	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenues:
Studio Entertainment:
Content transactions with Media Networks	$(13)	$(64)	$(34)	$(95)
Content transactions with Direct-to-Consumer & International	(82)	(8)	(100)	(16)
Media Networks:
Content transactions with Direct-to-Consumer & International	(139)	(121)	(284)	(253)
	$(234)	$(193)	$(418)	$(364)

Operating income:
Studio Entertainment:
Content transactions with Media Networks	$5	$(16)	$5	$(9)
Content transactions with Direct-to-Consumer & International	(46)	—	(44)	—
Media Networks:
Content transactions with Direct-to-Consumer & International	—	—	(2)	(1)
Total	$(41)	$(16)	$(41)	$(10)

Equity in the income/(loss) of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Media Networks	$182	$182	$361	$341
Parks, Experiences and Products	—	(7)	(12)	(14)
Direct-to-Consumer & International	(141)	(169)	(232)	(278)
Equity in the income of investees included in segment operating income	41	6	117	49
Vice Impairment	(353)	—	(353)	—
Equity in the income / (loss) of investees, net	$(312)	$6	$(236)	$49

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Segment operating income	$3,816	$4,237	$7,471	$8,223
Corporate and unallocated shared expenses	(279)	(194)	(440)	(344)
Restructuring and impairment charges	(662)	(13)	(662)	(28)
Other income	4,963	41	4,963	94
Interest expense, net	(143)	(143)	(206)	(272)
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs	(105)	—	(105)	—
Impairment of equity investment	(353)	—	(353)	—
Income from continuing operations before income taxes	$7,237	$3,928	$10,668	$7,673

3.	Revenues
At the beginning of fiscal 2019, the Company adopted Financial Accounting Standards Board (FASB) guidance, which replaced the existing accounting guidance for revenue recognition with a single comprehensive five-step model (“new revenue guidance”). The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. We adopted the new revenue guidance using the modified retrospective method; therefore, results for reporting periods beginning after September 30, 2018 are presented under the new revenue guidance, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting. Upon adoption we recorded a net reduction of $116 million to opening retained earnings in the first quarter of fiscal 2019.
The most significant changes to the Company’s revenue recognition policies resulting from the adoption of the new revenue guidance are as follows:

•
For television and film content licensing agreements with multiple availability windows with the same licensee, the Company now defers more revenue to future windows than under the previous accounting guidance.

•
For licenses of character images, brands and trademarks with minimum guaranteed license fees, the excess of the minimum guaranteed amount over actual amounts earned based on a percentage of the licensee’s underlying sales (“shortfall”) is now recognized straight-line over the remaining license period once an expected shortfall is probable. Previously, shortfalls were recognized at the end of the contract period.

•
For licenses that include multiple television and film titles with a minimum guaranteed license fee across all titles that earns out against the aggregate fees based on the licensee’s underlying sales, the Company now allocates the minimum guaranteed license fee to each title at contract inception and recognizes the allocated license fee as revenue when the title is made available to the customer. License fees earned by titles in excess of their allocated amount are deferred until the minimum guaranteed license fee across all titles is exceeded. Once the minimum guaranteed license fee across all titles is exceeded, license fees are recognized as earned based on the licensee’s underlying sales. Previously, license fees were recognized as earned based on the licensee’s underlying sales with any shortfalls recognized at the end of the contract period.

•
For renewals or extensions of license agreements for television and film content, revenues are now recognized when the licensed content becomes available under the renewal or extension. Previously, revenues were recognized when the agreement was renewed or extended.

The adoption of the new revenue guidance resulted in certain reclassifications on the Condensed Consolidated Balance Sheet. The primary changes are the reclassification of sales returns reserves (previously reported as a reduction of receivables) to other accrued liabilities ($133 million at March 30, 2019) and the reclassification of refundable customer advances (previously reported as deferred revenues) to other accrued liabilities ($1.0 billion at March 30, 2019).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The cumulative effect of adoption at September 29, 2018 and the impact at March 30, 2019 (had we not applied the new revenue guidance) on the Condensed Consolidated Balance Sheet is as follows:

	September 29, 2018			March 30, 2019
	Fiscal 2018 Ending Balances as Reported	Effect of Adoption	Q1 2019 Opening Balances	Balances Assuming Historical Accounting	Impact of New Revenue guidance	Q2 2019 Ending Balances as Reported
Assets
Receivables - current/non-current	$11,262	$(241)	$11,021	16,735	$(130)	$16,605
Film and television costs and advances - current/non-current	9,202	48	9,250	29,737	24	29,761

Liabilities
Accounts payable and other accrued liabilities	9,479	1,039	10,518	19,369	1,134	20,503
Deferred revenue and other	4,591	(1,082)	3,509	5,446	(1,165)	4,281
Deferred income taxes	3,109	(34)	3,075	11,236	(28)	11,208

Equity	52,832	(116)	52,716	104,387	(48)	104,339

The impact on the Condensed Consolidated Statement of Income for the quarter and six months ended March 30, 2019, due to the adoption of the new revenue guidance is as follows:

	Quarter Ended March 30, 2019			Six Months Ended March 30, 2019
	Results Assuming Historical Accounting	Impact of New Revenue guidance	Reported	Results Assuming Historical Accounting	Impact of New Revenue guidance	Reported
Revenues	$14,901	$21	$14,922	$30,010	$215	$30,225
Cost and Expenses	(11,483)	(48)	(11,531)	(23,289)	(127)	(23,416)
Income Taxes	(1,653)	6	(1,647)	(2,272)	(20)	(2,292)
Consolidated Net Income	5,632	(21)	5,611	8,329	68	8,397

The most significant impacts were at the Studio Entertainment, Parks, Experiences and Products and Media Networks segments. Studio Entertainment was impacted by a change in the timing of revenue recognition related to film content licensing agreements with multiple availability windows, and the Parks, Experiences and Products and Media Networks segments were impacted by a change in the timing of revenue recognition on contracts with minimum guarantees.
Summary of Significant Revenue Recognition Accounting Policies
The Company generates revenue from the sale of both services and products. Revenue is recognized when control of the services or products is transferred to the customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for the services or products.
The Company has three broad categories of service revenues: licenses of rights to use our intellectual property, sales to guests at our Parks and Experiences businesses and advertising. The Company’s primary product revenues include the sale of food, beverage and merchandise at our parks, resorts and retail stores and the sale of film and television productions in physical formats (DVD and Blu-ray).
The new revenue guidance defines two types of licenses of intellectual property (“IP”): IP that has “standalone functionality,” which is called functional IP, and all other IP, which is called symbolic IP. Revenue related to the license of functional IP is generally recognized upon delivery (availability) of the IP to the customer. The substantial majority of the Company’s film and television content distribution activities at the Media Networks, Studio Entertainment and DTCI segments is considered licensing of functional IP. Revenue related to the license of symbolic IP is generally recognized over the term of the license. The Company’s primary revenue stream derived from symbolic IP is the licensing of trade names, characters, visual and literary properties at the Parks, Experiences and Products segment.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

More detailed information about the revenue recognition policies for our key revenues is as follows:

•
Affiliate fees - Fees charged to affiliates (i.e., MVPDs or television stations) for the right to deliver our television network programming on a continuous basis to their customers are recognized as the programming is provided based on contractually specified per subscriber rates and the actual number of the affiliate’s customers receiving the programming.

For affiliate contracts with fixed license fees, the fees are recognized ratably over the contract term.
If an affiliate contract includes a minimum guaranteed license fee, the guaranteed license fee is recognized ratably over the guaranteed period and any fees earned in excess of the guarantee are recognized as earned once the minimum guarantee has been exceeded.
Affiliate agreements may also include a license to use the network programming for on demand viewing. As the fees charged under these contracts are generally based on a contractually specified per subscriber rate for the number of underlying subscribers of the affiliate, revenues are recognized as earned.

•	Subscription fees - Fees charged to customers/subscribers for our streaming services are recognized ratably over the term of the subscription.

•
Advertising - Sales of advertising time/space on our television networks, digital platforms and television stations are recognized as revenue, net of agency commissions, when commercials are aired. For contracts that contain a guaranteed number of impressions, revenues are recognized based on impressions delivered. When the guaranteed number of impressions is not met (“ratings shortfall”), revenues are not recognized for the ratings shortfall until the additional impressions are delivered.

•	Theme park admissions - Sales of theme park tickets are recognized when the tickets are used. Sales of annual passes are recognized ratably over the period for which the pass is available for use.

•
Resorts and vacations - Sales of hotel room nights and cruise vacations and rentals of vacation club properties are recognized as the services are provided to the guest. Sales of vacation club properties are recognized when title to the property transfers to the customer.

•
Merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts, cruise ships and Disney Stores are recognized at the time of sale. Sales from our branded internet shopping sites and to wholesalers are recognized upon delivery. We estimate returns and customer incentives based upon historical return experience, current economic trends and projections of consumer demand for our products.

•
TV/SVOD distribution licensing - Fixed license fees charged for the right to use our television and motion picture productions are recognized as revenue when the content is available for use by the licensee. License fees based on the underlying sales of the licensee are recognized as revenue as earned based on the contractual royalty rate applied to the licensee sales.

For TV/SVOD licenses that include multiple titles with a fixed license fee across all titles, each title is considered a separate performance obligation. The fixed license fee is allocated to each title at contract inception and the allocated license fee is recognized as revenue when the title is available for use by the licensee.
When the license contains a minimum guaranteed license fee across all titles, the license fees earned by titles in excess of their allocated amount are deferred until the minimum guaranteed license fee across all titles is exceeded. Once the minimum guaranteed license fee is exceeded, revenue is recognized as earned based on the licensee’s underlying sales.
TV/SVOD distribution contracts may limit the licensee’s use of a title to certain defined periods of time during the contract term. In these instances, each period of availability is generally considered a separate performance obligation. For these contracts, the fixed license fee is allocated to each period of availability at contract inception based on relative standalone selling price using management’s best estimate. Revenue is recognized at the start of each availability period when the content is made available for use by the licensee.
When the term of an existing agreement is renewed or extended, revenues are recognized when the licensed content becomes available under the renewal or extension.

•
Theatrical distribution licensing - Fees charged for licensing of our motion pictures to theatrical distributors are recognized as revenue based on the contractual royalty rate applied to the distributor’s underlying sales from exhibition of the film.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

•
Merchandise licensing - Fees charged for the use of our trade names and characters in connection with the sale of a licensee’s products are recognized as revenue as earned based on the contractual royalty rate applied to the licensee’s underlying product sales. For licenses with minimum guaranteed license fees, the excess of the minimum guaranteed amount over actual royalties earned (shortfall) is recognized straight-line over the remaining license period once an expected shortfall is probable.

•
Home entertainment - Sales of our motion pictures to retailers and distributors in physical formats (DVD and Blu-ray) are recognized as revenue on the later of the delivery date or the date that the product can be sold by retailers. We reduce home entertainment revenues for estimated future returns of merchandise and sales incentives based upon historical return experience, current economic trends and projections of consumer demand for our products. Sales of our motion pictures in electronic formats are recognized as revenue when the product is available for use by the consumer.

•	Taxes - Taxes collected from customers and remitted to governmental authorities are excluded from revenue.

•
Shipping and handling - Fees collected from customers for shipping and handling are recorded as revenue and the related shipping expenses are recorded in cost of products upon delivery of the product to the consumer.

The following table presents our revenues by segment and major source:

	Quarter Ended March 30, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	21CF	Eliminations	Consolidated
Affiliate fees	$3,177	$—	$—	$335	$134	$(12)	$3,634
Advertising	1,596	1	—	357	118	—	2,072
Theme park admissions	—	1,768	—	—	—	—	1,768
Resort and vacations	—	1,502	—	—	—	—	1,502
Retail and wholesale sales of merchandise, food and beverage	—	1,768	—	—	—	—	1,768
TV/SVOD distribution licensing	678	—	709	24	91	(222)	1,280
Theatrical distribution licensing	—	—	745	—	7	—	752
Merchandise licensing	—	635	126	12	—	—	773
Home entertainment	—	—	263	21	10	—	294
Other	74	495	291	206	13	—	1,079
Total revenues	$5,525	$6,169	$2,134	$955	$373	$(234)	$14,922

	Quarter Ended March 31, 2018(1)
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	21CF	Eliminations	Consolidated
Affiliate fees	$3,043	$—	$—	$354	$—	$—	$3,397
Advertising	1,643	2	—	301	—	—	1,946
Theme park admissions	—	1,690	—	—	—	—	1,690
Resort and vacations	—	1,461	—	—	—	—	1,461
Retail and wholesale sales of merchandise, food and beverage	—	1,707	—	—	—	—	1,707
TV/SVOD distribution licensing	761	—	619	28	—	(193)	1,215
Theatrical distribution licensing	—	—	956	—	—	—	956
Merchandise licensing	—	625	139	19	—	—	783
Home entertainment	—	—	471	24	—	—	495
Other	61	418	314	105	—	—	898
Total revenues	$5,508	$5,903	$2,499	$831	$—	$(193)	$14,548

(1)	Amounts presented are based on our historical accounting prior to the adoption of the new revenue guidance.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Six Months Ended March 30, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	21CF	Eliminations	Consolidated
Affiliate fees	$6,252	$—	$—	$658	$134	$(12)	$7,032
Advertising	3,619	3	—	774	118	—	4,514
Theme park admissions	—	3,701	—	—	—	—	3,701
Resort and vacations	—	3,033	—	—	—	—	3,033
Retail and wholesale sales of merchandise, food and beverage	—	3,890	—	—	—	—	3,890
TV/SVOD distribution licensing	1,400	—	1,314	58	91	(406)	2,457
Theatrical distribution licensing	—	—	1,118	—	7	—	1,125
Merchandise licensing	—	1,376	280	27	—	—	1,683
Home entertainment	—	—	688	49	10	—	747
Other	175	990	558	307	13	—	2,043
Total revenues	$11,446	$12,993	$3,958	$1,873	$373	$(418)	$30,225

	Six Months Ended March 31, 2018(1)
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	21CF	Eliminations	Consolidated
Affiliate fees	$5,910	$—	$—	$692	$—	$—	$6,602
Advertising	3,606	4	—	712	—	—	4,322
Theme park admissions	—	3,522	—	—	—	—	3,522
Resort and vacations	—	2,924	—	—	—	—	2,924
Retail and wholesale sales of merchandise, food and beverage	—	3,766	—	—	—	—	3,766
TV/SVOD distribution licensing	1,385	—	1,138	53	—	(364)	2,212
Theatrical distribution licensing	—	—	2,125	—	—	—	2,125
Merchandise licensing	—	1,401	310	37	—	—	1,748
Home entertainment	—	—	832	54	—	—	886
Other	162	813	603	214	—	—	1,792
Total revenues	$11,063	$12,430	$5,008	$1,762	$—	$(364)	$29,899

(1)	Amounts presented are based on our historical accounting prior to the adoption of the new revenue guidance.
The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended March 30, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	21CF	Eliminations	Consolidated
United States and Canada	$5,307	$4,700	$1,066	$294	$149	$(208)	$11,308
Europe	167	631	550	147	68	(22)	1,541
Asia Pacific	47	789	393	135	121	(4)	1,481
Latin America	4	49	125	379	35	—	592
Total revenues	$5,525	$6,169	$2,134	$955	$373	$(234)	$14,922

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Six months ended March 30, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	21CF	Eliminations	Consolidated
United States and Canada	$10,995	$9,841	$2,104	$519	$149	$(372)	$23,236
Europe	309	1,486	963	336	68	(37)	3,125
Asia Pacific	110	1,550	679	269	121	(9)	2,720
Latin America	32	116	212	749	35	—	1,144
Total revenues	$11,446	$12,993	$3,958	$1,873	$373	$(418)	$30,225

Revenues recognized in the current period from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on theatrical and TV/SVOD distribution licensee sales on titles made available to the licensee in previous reporting periods. For the quarter ended March 30, 2019, $431 million was recognized related to performance obligations satisfied prior to December 30, 2018. For the six months ended March 30, 2019, $476 million was recognized related to performance obligations satisfied prior to September 30, 2018.
As of March 30, 2019, revenue for unsatisfied performance obligations expected to be recognized in the future is $17.6 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $3.7 billion in the remainder of fiscal 2019, $5.4 billion in fiscal 2020, $3.5 billion in fiscal 2021 and $5 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
Payment terms vary by the type and location of our customers and the products or services offered. For certain products or services and customer types, we require payment before the products or services are provided to the customer; in other cases, after appropriate credit evaluations, payment is due in arrears. Advertising contracts, which are generally short term, are billed monthly with payments generally due within 30 days. Payments due under affiliate arrangements are calculated monthly and are generally due within 30 days of month end. Home entertainment terms generally include payment within 60 to 90 days of availability date to the customer. Licensing payment terms vary by contract but are generally collected in advance or over the license term. The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties (see Note 13). These receivables are discounted to present value at an appropriate discount rate at contract inception, and the related revenues are recognized at the discounted amount.
When the timing of the Company’s revenue recognition is different from the timing of customer payments, the Company recognizes either a contract asset (customer payment is subsequent to revenue recognition and subject to the Company satisfying additional performance obligations) or deferred revenue (customer payment precedes the Company satisfying the performance obligations). Consideration due under contracts with payment in arrears are recognized as accounts receivable. Deferred revenues are recognized as (or when) the Company performs under the contract. Contract assets, accounts receivable and deferred revenues from contracts with customers are as follows:

	March 30, 2019	September 30, 2018
Contract assets	$110	$89
Accounts Receivable
Current	13,565	8,553
Non-current	2,318	1,640
Allowance for doubtful accounts	(263)	(226)
Deferred revenues
Current	3,950	2,926
Non-current	572	609

Contract assets relate to certain multi-season TV/SVOD licensing contracts. Activity for the quarter and six months ended March 30, 2019 related to contract assets and the allowance for doubtful accounts was not material.
Deferred revenue primarily relates to non-refundable consideration received in advance for (i) licensing contracts, theme park annual passes, theme park tickets and vacation packages and (ii) the deferral of advertising revenues due to ratings shortfalls. The increase in the deferred revenue balance for the six months ended March 30, 2019 was primarily due to the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

receipt of additional prepaid park admissions, non-refundable travel deposits and advances on certain licensing arrangements, and the acquisition of 21CF (see Note 4) on March 20, 2019 which increased deferred revenues by $0.6 billion. For the quarter and six months ended March 30, 2019, the Company recognized revenues of $0.7 billion and $2.3 billion, respectively, primarily related to theme park admissions and vacation packages included in the deferred revenue balance at September 30, 2018.

4.	Acquisitions
Twenty-First Century Fox
On March 20, 2019, the Company acquired the outstanding capital stock of Twenty-First Century Fox, Inc. (“21CF”), a diversified global media and entertainment company. Prior to the acquisition, 21CF and a newly-formed subsidiary of 21CF (“New Fox”) entered into a separation agreement, pursuant to which 21CF transferred to New Fox a portfolio of 21CF’s news, sports and broadcast businesses and certain other assets. 21CF retained all of the assets and liabilities not transferred to New Fox, including the Twentieth Century Fox film and television studios, certain cable networks and 21CF’s international TV businesses; these remaining assets and businesses are held directly or indirectly by the acquired 21CF entity.
The acquisition purchase price totaled $69.5 billion, of which the Company paid $35.7 billion in cash and $33.8 billion in Disney shares (307 million shares at a price of $110.00 per share).
We acquired 21CF to enhance the Company’s position as a premier, global entertainment company by increasing our portfolio of creative assets and branded content to be monetized through our film and television studio, theme parks and direct-to-consumer offerings.
In connection with the acquisition, outstanding 21CF performance stock units and restricted stock units were either vested upon closing of the acquisition or replaced with Disney restricted stock units (which require additional service for vesting). The purchase price for 21CF includes approximately $340 million related to 21CF awards that were settled or replaced in connection with the acquisition. Additionally, the Company recognized compensation expense of $184 million related to awards that were accelerated to vest upon closing of the acquisition. Approximately $218 million of compensation expense related to awards that were replaced with Disney restricted stock units and will be recognized over the remaining service period of up to approximately two years.
As part of the 21CF acquisition, the Company acquired 21CF’s 30% interest in Hulu increasing our ownership to 60%. As a result, the Company began consolidating Hulu and recorded a one-time gain of $4.9 billion from remeasuring our initial 30% interest to its estimated fair value, which was determined based on a discounted cash flow analysis.
On April 15, 2019, Hulu redeemed Warner Media LLC’s (WM) approximate 10% interest in Hulu for approximately $1.4 billion. The redemption was funded via a loan from the Company to Hulu. Pursuant to the redemption agreement, Hulu’s remaining noncontrolling interest holder, NBC Universal (NBCU), may elect to participate in the redemption by contributing its proportionate share of the purchase price to Hulu. NBCU must make this election within 90 days from the transaction date. If NBCU elects to participate, the Company’s interest in Hulu will increase to 67%. If NBCU does not elect to participate, the Company’s interest in Hulu will increase to 70%.
Upon closing of the acquisition, the Company exchanged new Disney notes for outstanding notes issued by 21st Century Fox America, Inc. (“21CFA Notes”) with a principal balance of $16.8 billion (see Note 6).
The Company also assumed 21CF commitments totaling $31 billion, of which $22 billion relate to the Regional Sports Networks (see Discontinued Operations below). The remaining commitments are primarily for sports and entertainment programming rights. In addition, we entered into commitments with New Fox totaling $0.3 billion, primarily for the lease of production facilities and office space. Hulu commitments total $3.4 billion and relate primarily to programming rights.
The Company is required to allocate the 21CF purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. The Company is in the process of obtaining additional information necessary to finalize the valuation of the assets acquired and liabilities assumed including income tax related amounts. Therefore, the preliminary fair values set forth below are subject to adjustment as additional information is obtained and the valuations are completed.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes our initial allocation of the purchase price:

Estimated Fair Value
Cash and cash equivalents	$25,666
Receivables	4,746
Film and television costs	20,120
Investments	1,471
Intangible assets	20,385
Net assets held for sale	11,704
Accounts payables and other liabilities	(10,753)
Borrowings	(21,723)
Deferred income taxes	(6,497)
Other net liabilities acquired	(3,865)
Noncontrolling interests	(10,638)
Goodwill	43,751
Fair value of net assets acquired	74,367
Less: Disney’s previously held 30% interest in Hulu	(4,860)
Total purchase price	$69,507

Intangible assets primarily consist of MVPD agreements, advertising networks and trade names with estimated useful lives ranging from 2 to 40 years and a weighted average life of 12 years.
The goodwill reflects the value to Disney of increasing our global portfolio of creative assets and branded content to be monetized through our film and television studio, theme parks and direct-to-consumer offerings.
The goodwill is not deductible for tax purposes.
The fair value of investments acquired in the acquisition include $1.2 billion of equity method investments and $0.3 billion of equity investments. Equity method investments primarily consist of a 50% interest in Endemol Shine Group, a global multi-platform content provider and a 30% interest in Tata Sky Limited, a satellite operator in India).
The fair value of the assets acquired includes current trade receivables of $4.7 billion. The gross amount due under the contracts is $4.9 billion, of which $0.2 billion is expected to be uncollectible.
For the six months ended March 30, 2019, the Company incurred $211 million of acquisition-related expenses of which $111 million is included in Selling, general, administrative and other and $100 million related to financing fees is included in Interest expense, net in the Company’s Condensed Consolidated Statement of Income.
The revenues and net loss from continuing operations (including purchase accounting amortization) of 21CF and Hulu included in the Company’s Condensed Consolidated Statement of Income since the date of acquisition through March 30, 2019 is $518 million and $115 million, respectively.
The following pro forma summary presents consolidated information of the Company as if the acquisition had occurred on October 1, 2017:

	Six Months Ended
	March 30, 2019	March 31, 2018
Revenues	$38,764	$38,651
Net income	4,000	9,472
Net income attributable to Disney	4,119	9,609
Earnings per share attributable to Disney:
Diluted	$2.28	$5.27
Basic	2.29	5.30

These pro forma results include adjustments for purposes of consolidating the historical financial results of 21CF and Hulu (net of adjustments to eliminate transactions between Disney and 21CF, Disney and Hulu and Hulu and 21CF). These pro

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

formas also include an adjustment of $2.1 billion for both the six months ended March 30, 2019 and 2018, to reflect the preliminary estimate of incremental amortization as a result of recording film and television programming and production costs and finite lived intangible assets at fair value. Interest expense was adjusted by $259 million to reflect the cost of borrowings to finance the 21CF acquisition for both the six months ended March 30, 2019 and 2018, which assumed an estimated weighted average interest rate of 3.5%. The six months ended March 30, 2019 and 2018, include a benefit of $109 million, to reflect lower interest expense using an effective interest method to adjust 21CF’s long-term debt to preliminary fair value.
Additionally, the pro forma earnings for the six months ended March 31, 2018 include the impact of remeasuring our initial 30% interest in Hulu to fair value, compensation expense of $184 million related to 21CF equity awards that were accelerated to vest upon closing of the acquisition, and $400 million of acquisition-related expenses.
The pro forma results exclude a $10.8 billion gain on sale and $237 million of equity earnings recorded by 21CF for the six months ended March 30, 2019 and 2018, respectively, related to its 39% interest in Sky plc which was sold by 21CF in October 2018. The pro forma results include $314 million and $321 million of net income recorded by 21CF for the six months ended March 30, 2019 and 2018, respectively, related to the 21CF businesses that we are required to divest as a condition of the acquisition (see the Assets to be Disposed and Discontinued Operations section below).
These pro forma results do not represent financial results that would have been realized had the acquisition actually occurred on October 1, 2017, nor are they intended to be a projection of future results.
Assets to be Disposed and Discontinued Operations
Pursuant to a consent decree with the U.S. Department of Justice (DOJ), we are required to sell 21CF’s twenty-two Regional Sports Networks (the “RSNs”) (the “RSN Divestiture”) within 90 days of the closing of the 21CF acquisition, with the possibility that the DOJ can grant extensions of time up to another 90 days. The DOJ must approve the purchaser(s) and terms and conditions of the RSN Divestiture. On May 3, 2019, the Company entered into a definitive agreement with Sinclair Broadcast Group, Inc. to sell twenty-one of the RSNs (not including the YES Network), for a sales price of approximately $10 billion. Completion of the transaction is subject to customary closing conditions, including the approval of the DOJ.
Additionally, the Company has agreed with Conselho Administrativo de Defesa Economica (CADE) to sell 21CF’s sports operations in Brazil (the “Brazil Divestiture”) and agreed with the Instituto Federal de Telecomunicaciones (IFT) to sell 21CF’s sports operations in Mexico (the “Mexico Divestiture”). The Company will have 180 days from the date of the 21CF acquisition to complete the Brazil Divestiture. The Company will have six months, with the possibility that the IFT can grant extensions of time up to another six months, for the Mexico Divestiture. CADE and the IFT must approve the purchaser(s) and terms and conditions of the Brazil and Mexico Divestitures, respectively.
The European Commission approved the acquisition on the condition that the Company divest its interests in certain cable channels in the European Economic Area that are controlled by A+E, including History, H2, Crime & Investigation, Blaze and Lifetime (“the EEA Channels”). The Company divested its interests in the entities that operate the EEA Channels on April 12, 2019. The EEA Channels are not presented as assets held for sale or discontinued operations.
The RSNs and the Brazil and Mexico sports operations are presented as assets held for sale and discontinued operations in the Condensed Consolidated Balance Sheets and Statements of Income, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The preliminary fair values of the major classes of assets and liabilities of the RSNs and the Brazil and Mexico sports operations classified as held for sale on our Condensed Consolidated Balance Sheets are presented below and are subject to change based on developments during the sales process.

March 30, 2019
Cash	$100
Receivables and other current assets	855
Television costs and advances	511
Total current assets classified as held for sale	1,466
Film and television costs	1,730
Property and equipment and other assets	67
Intangible assets, net	7,569
Goodwill	3,816
Total assets classified as held for sale	$14,648

Accounts payable and other accrued liabilities	$371
Current portion of borrowings	33
Deferred revenue and other	30
Total current liabilities classified as held for sale	434
Borrowings	1,036
Other long-term liabilities	138
Redeemable noncontrolling interests	1,485
Total liabilities classified as held for sale	$3,093

Goodwill
The changes in the carrying amount of goodwill for the six months ended March 30, 2019 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Parks, Experiences and Products	Direct-to-Consumer & International	Unallocated	Total
Balance at Sept. 29, 2018	$19,388	$291	$7,164	$4,426	$—	$—	$—	$31,269
Segment recast (1)	(3,399)	(291)	(70)	(4,426)	4,487	3,699	—	—
Acquisitions (2)	—	—	—	—	—	—	43,751	43,751
Other, net	—	—	14	—	—	23	—	37
Balance at Mar. 30, 2019	$15,989	$—	$7,108	$—	$4,487	$3,722	$43,751	$75,057

(1) Represents the reallocation of goodwill as a result of the Company recasting its segments (see Note 2).
(2) Represents the acquisition of 21CF and consolidation of Hulu.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Other Income
Other income is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Hulu gain (see Note 4)	$4,917	$—	$4,917	$—
Insurance recoveries related to legal matters	46	38	46	38
Gain on the sale of property rights and other	—	3	—	56
Other income	$4,963	$41	$4,963	$94

6.	Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	March 30, 2019	September 29, 2018
Cash and cash equivalents	$10,108	$4,150
Restricted cash included in:
Other current assets	9	1
Other assets	5	4
Cash included in current assets held for sale	100	—
Total cash, cash equivalents and restricted cash in the statement of cash flows	$10,222	$4,155

Borrowings
During the six months ended March 30, 2019, the Company’s borrowing activity was as follows:

	September 29, 2018	Borrowings	Payments	Borrowings Assumed in Acquisition of 21CF	Other Activity	March 30, 2019
Commercial paper with original maturities less than three months(1)	$50	$440	$—	$—	$8	$498
Commercial paper with original maturities greater than three months	955	992	(1,056)	—	7	898
U.S. and European notes	17,942	—	(1,250)	21,174	(33)	37,833
Credit facilities to acquire 21CF	—	31,100	(16,100)	—	—	15,000
Asia Theme Parks borrowings	1,145	—	(48)	—	54	1,151
Foreign currency denominated debt and other(2)	782	45	—	549	205	1,581
	20,874	32,577	(18,454)	21,723	241	56,961
Liabilities held for sale	—	—	—	1,069	—	1,069
	$20,874	$32,577	$(18,454)	$22,792	$241	$58,030

(1)	Borrowings and reductions of borrowings are reported net.

(2)	The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2020	$6,000	$—	$6,000
Facility expiring March 2021	2,250	—	2,250
Facility expiring March 2023	4,000	—	4,000
Total	$12,250	$—	$12,250

All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on March 30, 2019 by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of March 30, 2019, the Company has $1.4 billion of outstanding letters of credit, of which none were issued under this facility. Outstanding letters of credit include letters of credit assumed in the acquisition of 21CF primarily in support of international sports programming rights.
U.S. and European Notes
On March 20, 2019, the Company assumed public debt with a fair value of $21.2 billion (principal balance of $17.4 billion) upon the completion of the 21CF acquisition. The debt has maturities ranging from 1 to 78 years and stated rates ranging from 3.00% to 9.50%. On March 20, 2019, 96% ($16.8 billion) of the assumed debt was exchanged for senior notes of The Walt Disney Company, with essentially the same terms. The exchange was with qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States with investors who are not U.S. persons pursuant to Regulation S under the Securities Act. At March 30, 2019, the weighted-average stated interest rates and effective interest rates were 5.94% and 3.86%, respectively.
Credit Facilities to Acquire 21CF
On March 20, 2019, the Company borrowed $31.1 billion under two 364-day unsecured bridge loan facilities with a bank syndicate to fund the cash component of the 21CF acquisition. On March 21, 2019, the Company repaid one bridge loan facility in the amount of $16.1 billion, utilizing cash acquired in the 21CF transaction, and terminated the facility. The remaining 364-day unsecured bridge loan facility has $15.0 billion outstanding and is anticipated to be paid down with the after-tax net proceeds from the divestiture of the RSNs. The $15.0 billion loan facility bears interest at LIBOR plus 0.875% (3.51% as of March 30, 2019).
Foreign Currency Denominated Debt and Other
On March 20, 2019, the Company assumed a term loan and various unsecured credit facilities with an outstanding balance of $211 million upon the completion of the 21CF acquisition. The term loan and credit facilities have stated rates ranging from 7.80% to 10.05%. At March 30, 2019, the weighted-average stated interest rates was 8.56% and the term loan and unsecured credit facilities have been recorded in current borrowings.
On March 20, 2019, the Company consolidated Hulu and now reports its term loan with an outstanding balance of $338 million. The term loan matures in August 2022 and bears interest at LIBOR plus 0.917% (3.71% as of March 30, 2019). Two-thirds of the loan is guaranteed by the Company and one-third is guaranteed by Comcast Corporation and certain of its subsidiaries.
Liabilities Held for Sale
On March 20, 2019 as part of the 21CF acquisition, the Company assumed debt related to the The Yankees Entertainment and Sports Network (the “Yes Network”). The Yes Network has a $1.6 billion secured revolving credit facility and term loan facility that expires in December 2023. As of March 30, 2019, outstanding borrowings under the term loan facility and secured revolving credit facility were $1.1 billion and $10 million, respectively. The credit facilities bear interest at rates that are reset quarterly and are based on the leverage ratio of the Yes Network. The credit facilities contain restrictive covenants and are collateralized by a substantial portion of assets of the Yes Network. The Yes Network is one of the RSNs that is held for sale (see Note 4).
Cruise Ship Credit Facilities
In October 2016 and December 2017, the Company entered into credit facilities to finance three new cruise ships, which are expected to be delivered in 2021, 2022 and 2023. The financings may be used for up to 80% of the contract price of the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021, another $1.1 billion is available beginning in May 2022 and another $1.1 billion is available beginning in April 2023. If utilized, the interest rates will be fixed at 3.48%, 3.72% and 3.74%, respectively, and the loans and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest expense, interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Interest expense	$(198)	$(172)	$(361)	$(318)
Interest and investment income	30	29	105	46
Net periodic pension and postretirement benefit costs (other than service costs)	25	—	50	—
Interest expense, net	$(143)	$(143)	$(206)	$(272)

Interest and investment income includes gains and losses on publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.

7.	International Theme Parks
The Company has a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort. The Asia Theme Parks together with Disneyland Paris are collectively referred to as the International Theme Parks.
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of March 30, 2019 and September 29, 2018:

	March 30, 2019	September 29, 2018
Cash and cash equivalents	$736	$834
Other current assets	356	400
Total current assets	1,092	1,234
Parks, resorts and other property	8,950	8,973
Other assets	106	103
Total assets (1)	$10,148	$10,310

Current liabilities	$667	$921
Long-term borrowings	1,151	1,106
Other long-term liabilities	364	382
Total liabilities (1)	$2,182	$2,409

(1)
Total assets of the Asia Theme Parks were $8 billion at both March 30, 2019 and September 29, 2018 including parks, resorts and other property of $7 billion. Total liabilities of the Asia Theme Parks were $2 billion at both March 30, 2019 and September 29, 2018.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the six months ended March 30, 2019:

March 30, 2019
Revenues	$1,749
Costs and expenses	(1,762)
Equity in the loss of investees	(12)

Asia Theme Parks’ royalty and management fees of $71 million for the six months ended March 30, 2019 are eliminated in consolidation but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended March 30, 2019 were $315 million generated from operating activities, $439 million used in investing activities and no change in cash from financing activities. Approximately two thirds of cash flows generated from operating activities and used in investing activities, were for the Asia Theme Parks.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 53% and a 47% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $144 million and $96 million respectively. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at March 30, 2019.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $813 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $130 million due from Shanghai Disney Resort primarily related to royalties. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at March 30, 2019. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.1 billion yuan (approximately $1.1 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at March 30, 2019.

8.	Income Taxes
U.S. Tax Cuts and Jobs Act
In December 2017, new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act), was signed into law. The most significant impacts on the Company are as follows:

•
Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0%. Because of our fiscal year end, the Company’s fiscal 2018 statutory federal tax rate was 24.5%. The Company’s statutory federal tax rate is 21.0% for fiscal 2019 (and thereafter).

•
The Company remeasured its U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes are realized (either 24.5% if in 2018 or 21.0% thereafter) (Deferred Remeasurement). The Company recognized a benefit of approximately $2.2 billion from the Deferred Remeasurement, the majority of which was recognized in the first quarter of fiscal 2018.

•
A one-time tax is due on certain accumulated foreign earnings (Deemed Repatriation Tax), which is payable over eight years. The effective tax rate is generally 15.5% on the portion of the earnings held in cash and cash equivalents

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

and 8% on the remainder. The Company recognized a charge for the Deemed Repatriation Tax of approximately $0.4 billion, the majority of which was recognized in the first quarter of fiscal 2018. Generally there will no longer be a U.S. federal income tax cost arising from the repatriation of foreign earnings.

•
The Company is eligible to claim an immediate deduction for investments in qualified fixed assets acquired and film and television productions that commenced after September 27, 2017 and placed in service by the end of fiscal 2022. The immediate deduction phases out for assets placed in service in fiscal 2023 through fiscal 2027.

•	Beginning in fiscal 2019:

◦	The domestic production activity deduction is eliminated.

◦	Certain foreign derived income will be taxed in the U.S. at an effective rate of approximately 13% (which increases to approximately 16% in 2025) rather than the general statutory rate of 21%.

◦
Certain foreign earnings will be taxed at a minimum effective rate of approximately 13%, which increases to approximately 16% in 2025. The Company’s policy is to expense the tax on these earnings in the period the earnings are taxable in the U.S.

Intra-Entity Transfers of Assets Other Than Inventory
At the beginning of fiscal 2019, the Company adopted new FASB accounting guidance that requires recognition of the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs instead of when the asset is ultimately sold to an outside party. In the first quarter of fiscal 2019, the Company recorded a $0.1 billion deferred tax asset with an offsetting increase to retained earnings.
Unrecognized Tax Benefits
During the six months ended March 30, 2019, the Company increased its gross unrecognized tax benefits by $2.2 billion from $0.6 billion to $2.8 billion (before interest and penalties). The increase includes $2.1 billion related to 21CF. Interest and penalty reserves related to 21CF unrecognized tax benefits are $0.9 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by $0.2 billion, of which $0.1 billion would reduce our income tax expense and effective tax rate if recognized.

9.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018
Service costs	$83	$87	$166	$175	$2	$2	$4	$5
Other costs (benefits):
Interest costs	144	122	289	245	17	15	33	30
Expected return on plan assets	(240)	(227)	(479)	(452)	(14)	(13)	(28)	(26)
Amortization of prior-year service costs	4	5	7	8	—	—	—	—
Recognized net actuarial loss	67	88	131	175	—	4	—	7
Total other costs (benefits)	(25)	(12)	(52)	(24)	3	6	5	11
Net periodic benefit cost	$58	$75	$114	$151	$5	$8	$9	$16

At the beginning of fiscal 2019, the Company adopted new FASB accounting guidance on the presentation of the components of net periodic pension and postretirement benefit cost (“net periodic benefit cost”). This guidance requires the Company to present the service cost component of net periodic benefit cost in the same line items on the statement of operations as other compensation costs of the related employees (i.e. “Costs and expenses” in the Condensed Consolidated Statement of Income). All of the other components of net periodic benefit cost (“other costs / benefits”) are presented as a component of “Interest expense, net” in the Condensed Consolidated Statement of Income (see Note 6). The other costs / benefits in fiscal 2018 were not material and are reported in Costs and expenses.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

During the six months ended March 30, 2019, the Company did not make material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2019 of approximately $750 million. However, final funding amounts for fiscal 2019 will be assessed based on our January 1, 2019 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2019.
In connection with our acquisition of 21CF, we assumed net pension obligations of $237 million ($824 million in obligations and $587 million in plan assets), which is anticipated to have an immaterial impact on our fiscal 2019 Condensed Consolidated Statement of Income. The Company expects to contribute approximately $50 million to the 21CF plans in fiscal 2019.

10.	Earnings Per Share
Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period and are calculated using the treasury stock method for equity-based compensation awards (Awards). A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,530	1,503	1,510	1,507
Weighted average dilutive impact of Awards	7	7	7	8
Weighted average number of common and common equivalent shares outstanding (diluted)	1,537	1,510	1,517	1,515
Awards excluded from diluted earnings per share	14	12	13	13

11.	Equity
The Company paid the following dividends in fiscal 2019 and 2018:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.3 billion	Second quarter of Fiscal 2019	Second Half of 2018
$0.84	$1.2 billion	Fourth Quarter of Fiscal 2018	First Half of 2018
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half of 2017

As a result of our acquisition of 21CF, the TWDC became the parent entity of both 21CF and TWDC Enterprises 18 Corp. (formerly known as The Walt Disney Company and referred to herein as “Legacy Disney”). TWDC issued 307 million shares of common stock to acquire 21CF (see Note 4), and all the outstanding shares of Legacy Disney (other than treasury shares, shares held by subsidiaries of Legacy Disney and shares held on behalf of third parties) were converted on a one-for-one basis into new publicly traded shares of TWDC.
On March 20, 2019, Legacy Disney terminated its share repurchase program and 1.4 billion treasury shares were canceled, which resulted in a decrease to common stock and retained earnings of $17.6 billion and $49.1 billion, respectively. The cost of treasury shares canceled was allocated to common stock based on the ratio of treasury shares to total shares outstanding, with the excess allocated to retained earnings. At March 30, 2019, TWDC held 19 million treasury shares.
TWDC’s authorized share capital consists of 4.6 billion common shares at $0.01 par value and 100 million preferred shares at $0.01 par value, both of which represent the same authorized capital structure in effect prior to the completion of the 21CF acquisition and as of September 29, 2018. As of September 29, 2018, Legacy Disney had 40 thousand preferred series B shares authorized with $0.01 par value, which were eliminated during the first quarter of fiscal 2019.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, before tax	Investments	Cash Flow Hedges
Second quarter of fiscal 2019
Balance at December 29, 2018	$—	$166	$(4,254)	$(743)	$(4,831)
Quarter Ended March 30, 2019:
Unrealized gains (losses) arising during the period	(5)	(82)	19	15	(53)
Reclassifications of realized net (gains) losses to net income	—	(22)	72	—	50
Balance at March 30, 2019	$(5)	$62	$(4,163)	$(728)	$(4,834)

Second quarter of fiscal 2018
Balance at December 30, 2017	$14	$(69)	$(4,810)	$(461)	$(5,326)
Quarter Ended March 31, 2018:
Unrealized gains (losses) arising during the period	10	(165)	24	103	(28)
Reclassifications of realized net (gains) losses to net income	—	37	96	—	133
Balance at March 31, 2018	$24	$(197)	$(4,690)	$(358)	$(5,221)

First and second quarter of fiscal 2019
Balance at September 29, 2018	$24	$177	$(4,323)	$(727)	$(4,849)
Six Months Ended March 30, 2019:
Unrealized gains (losses) arising during the period	(5)	(55)	19	(1)	(42)
Reclassifications of net (gains) losses to net income	—	(61)	141	—	80
Reclassifications to retained earnings	(24)	1	—	—	(23)
Balance at March 30, 2019	$(5)	$62	$(4,163)	$(728)	$(4,834)

First and second quarter of fiscal 2018
Balance at September 30, 2017	$15	$(108)	$(4,906)	$(523)	$(5,522)
Six Months Ended March 31, 2018:
Unrealized gains (losses) arising during the period	9	(146)	24	165	52
Reclassifications of net (gains) losses to net income	—	57	192	—	249
Balance at March 31, 2018	$24	$(197)	$(4,690)	$(358)	$(5,221)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
Tax on AOCI	Investments	Cash Flow Hedges
Second quarter of fiscal 2019
Balance at December 29, 2018	$—	$(38)	$1,007	$80	$1,049
Quarter Ended March 30, 2019:
Unrealized gains (losses) arising during the period	1	19	(6)	(3)	11
Reclassifications of realized net (gains) losses to net income	—	5	(17)	—	(12)
Balance at March 30, 2019	$1	$(14)	$984	$77	$1,048

Second quarter of fiscal 2018
Balance at December 30, 2017	$(7)	$25	$1,804	$100	$1,922
Quarter Ended March 31, 2018:
Unrealized gains (losses) arising during the period	(3)	25	(3)	(33)	(14)
Reclassifications of realized net (gains) losses to net income	—	(9)	(23)	—	(32)
Balance at March 31, 2018	$(10)	$41	$1,778	$67	$1,876

First and second quarter of fiscal 2019
Balance at September 29, 2018	$(9)	$(32)	$1,690	$103	$1,752
Six Months Ended March 30, 2019:
Unrealized gains (losses) arising during the period	1	13	(6)	(10)	(2)
Reclassifications of net (gains) losses to net income	—	14	(33)	—	(19)
Reclassifications to retained earnings (1)	9	(9)	(667)	(16)	(683)
Balance at March 30, 2019	$1	$(14)	$984	$77	$1,048

First and second quarter of fiscal 2018
Balance at September 30, 2017	$(7)	$46	$1,839	$116	$1,994
Six Months Ended March 31, 2018:
Unrealized gains (losses) arising during the period	(3)	12	(3)	(49)	(43)
Reclassifications of net (gains) losses to net income	—	(17)	(58)	—	(75)
Balance at March 31, 2018	$(10)	$41	$1,778	$67	$1,876

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, after tax	Investments	Cash Flow Hedges
Second quarter of fiscal 2019
Balance at December 29, 2018	$—	$128	$(3,247)	$(663)	$(3,782)
Quarter Ended March 30, 2019:
Unrealized gains (losses) arising during the period	(4)	(63)	13	12	(42)
Reclassifications of realized net (gains) losses to net income	—	(17)	55	—	38
Balance at March 30, 2019	$(4)	$48	$(3,179)	$(651)	$(3,786)

Second quarter of fiscal 2018
Balance at December 30, 2017	$7	$(44)	$(3,006)	$(361)	$(3,404)
Quarter Ended March 31, 2018:
Unrealized gains (losses) arising during the period	7	(140)	21	70	(42)
Reclassifications of realized net (gains) losses to net income	—	28	73	—	101
Balance at March 31, 2018	$14	$(156)	$(2,912)	$(291)	$(3,345)

First and second quarter of fiscal 2019
Balance at September 29, 2018	$15	$145	$(2,633)	$(624)	$(3,097)
Six Months Ended March 30, 2019:
Unrealized gains (losses) arising during the period	(4)	(42)	13	(11)	(44)
Reclassifications of net (gains) losses to net income	—	(47)	108	—	61
Reclassifications to retained earnings (1)	(15)	(8)	(667)	(16)	(706)
Balance at March 30, 2019	$(4)	$48	$(3,179)	$(651)	$(3,786)

First and second quarter of fiscal 2018
Balance at September 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)
Six Months Ended March 31, 2018:
Unrealized gains (losses) arising during the period	6	(134)	21	116	9
Reclassifications of net (gains) losses to net income	—	40	134	—	174
Balance at March 31, 2018	$14	$(156)	$(2,912)	$(291)	$(3,345)

(1)
At the beginning of fiscal 2019, the Company adopted new FASB accounting guidance, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, and reclassified $691 million from AOCI to retained earnings.

In addition, at the beginning of fiscal 2019, the Company adopted new FASB accounting guidance, Recognition and Measurement of Financial Assets and Liabilities, and reclassified $24 million ($15 million after tax) of market value adjustments on investments previously recorded in AOCI to retained earnings.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Six Months Ended
		March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cash flow hedges	Primarily revenue	$22	$(37)	$61	$(57)
Estimated tax	Income taxes	(5)	9	(14)	17
		17	(28)	47	(40)

Pension and postretirement medical expense	Costs and expenses	—	(96)	—	(192)
	Interest expense, net	(72)	—	(141)	—
Estimated tax	Income taxes	17	23	33	58
		(55)	(73)	(108)	(134)

Total reclassifications for the period		$(38)	$(101)	$(61)	$(174)

12.	Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Stock options	$24	$23	$43	$46
RSUs (1)	100	77	173	148
Total equity-based compensation expense (2)	$124	$100	$216	$194
Equity-based compensation expense capitalized during the period	$22	$18	$38	$37

(1)
Excludes 21CF RSUs converted to Company RSUs in connection with the acquisition of 21CF (see Note 4). The Company recognized $259 million of equity based compensation in connection with the 21CF acquisition.

(2)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $170 million and $827 million, respectively, as of March 30, 2019, including $141 million of unrecognized compensation cost related to equity awards assumed and converted to Company RSUs in the 21CF acquisition.
The weighted average grant date fair values of options granted during the six months ended March 30, 2019 and March 31, 2018 were $28.67 and $28.01, respectively.
During the six months ended March 30, 2019, the Company made equity compensation grants consisting of 3.9 million stock options and 3.3 million RSUs.

13.	Commitments and Contingencies
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which have various maturities through 2037. In the event of a debt service shortfall, the Company will be responsible to

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

fund the shortfall. As of March 30, 2019, the remaining debt service obligation guaranteed by the Company was $290 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of film and television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of March 30, 2019. The activity for the quarter and six-month periods ended March 30, 2019 and March 31, 2018 related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation club properties based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.8 billion as of March 30, 2019. The activity for the quarter and six-month periods ended March 30, 2019 and March 31, 2018 related to the allowance for credit losses was not material.

14.	Fair Value Measurements
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is generally classified in one of the following categories:
Level 1 - Quoted prices for identical instruments in active markets
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at March 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investments	$20	$—	$—	$20
Derivatives
Interest rate	—	18	—	18
Foreign exchange	—	525	—	525
Other	—	6	—	6
Liabilities
Derivatives
Interest rate	—	(158)	—	(158)
Foreign exchange	—	(425)	—	(425)
Other	—	(2)	—	(2)
Total recorded at fair value	$20	$(36)	$—	$(16)
Fair value of borrowings	$—	$41,482	$17,833	$59,315

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at September 29, 2018
	Level 1	Level 2	Level 3	Total
Assets
Investments	$38	$—	$—	$38
Derivatives
Foreign exchange	—	469	—	469
Other	—	15	—	15
Liabilities
Derivatives
Interest rate	—	(410)	—	(410)
Foreign exchange	—	(274)	—	(274)
Total recorded at fair value	$38	$(200)	$—	$(162)
Fair value of borrowings	$—	$19,826	$1,171	$20,997

The fair values of Level 2 derivatives are primarily determined by internal discounted cash flow models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, did not have a material impact on derivative fair value estimates.
Level 2 borrowings, which include commercial paper, U.S. and European notes and certain foreign currency denominated borrowings, are valued based on quoted prices for similar instruments in active markets or identical instruments in markets that are not active.
Level 3 borrowings include the Asia Theme Park borrowings, which are valued based on the current borrowing cost and credit risk of the Asia Theme Parks as well as prevailing market interest rates. Level 3 borrowings at March 30, 2019 also include a bridge loan facility used to finance the acquisition of 21CF. The carrying value approximates fair value of this floating rate financial instrument.
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.
The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. For the quarter and six-month period ending March 30, 2019, the Company recorded an impairment charge of $353 million for the write-off of an equity method investment as a result of a level 3 fair value measurement. The impairment was recorded in “Equity in the income / (loss) of investees, net” in the Condensed Consolidated Statements of Income.

15.	Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of March 30, 2019
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$192	$176	$(72)	$(148)
Interest rate	—	18	(121)	—
Other	5	1	(1)	(1)
Derivatives not designated as hedges
Foreign exchange	44	113	(129)	(76)
Interest rate	—	—	—	(37)
Gross fair value of derivatives	241	308	(323)	(262)
Counterparty netting	(156)	(253)	229	180
Cash collateral (received)/paid	(8)	—	65	—
Net derivative positions	$77	$55	$(29)	$(82)

	As of September 29, 2018
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$166	$169	$(80)	$(39)
Interest rate	—	—	(329)	—
Other	13	2	—	—
Derivatives not designated as hedges
Foreign exchange	38	96	(95)	(60)
Interest rate	—	—	—	(81)
Gross fair value of derivatives	217	267	(504)	(180)
Counterparty netting	(158)	(227)	254	131
Cash collateral (received)/paid	—	—	135	5
Net derivative positions	$59	$40	$(115)	$(44)

Interest Rate Risk Management
The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. The Company’s objective is to mitigate the impact of interest rate changes on earnings and cash flows and on the market value of its borrowings. In accordance with its policy, the Company targets its fixed-rate debt as a percentage of its net debt between a minimum and maximum percentage. The Company primarily uses pay-floating and pay-fixed interest rate swaps to facilitate its interest rate risk management activities.
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of March 30, 2019 and September 29, 2018, the total notional amount of the Company’s pay-floating interest rate swaps was $7.2 billion and $7.6 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings at March 30, 2019 and September 29, 2018:

	Carrying Amount of Hedged Borrowings (1)		Fair Value Adjustments Included in Hedged Borrowings (1)
	March 30, 2019	September 29, 2018	March 30, 2019	September 29, 2018
Borrowings:
Current	$1,245	$1,585	$(4)	$(14)
Long-term	6,623	6,425	(66)	(290)
	$7,868	$8,010	$(70)	$(304)

(1)	Includes $39 million and $41 million of gains on terminated interest rate swaps as of March 30, 2019 and September 29, 2018, respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Gain (loss) on:
Pay-floating swaps	$117	$(102)	$234	$(166)
Borrowings hedged with pay-floating swaps	(117)	102	(234)	166
Benefit (expense) associated with interest accruals on pay-floating swaps	(18)	—	(32)	7

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 30, 2019 or at September 29, 2018, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter and six months ended March 30, 2019 and March 31, 2018 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into a future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts as of March 30, 2019 or at September 29, 2018 were not material. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings. Gains and losses on the options for the quarter and six months ended March 30, 2019 and March 31, 2018 were not material.
Foreign Exchange Risk Management
The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes, enabling management to focus on core business issues and challenges.
The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings into U.S. dollar denominated borrowings.
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 30, 2019 and September 29, 2018, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.4 billion and $6.2 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the next twelve months total $131 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI for the quarter and six months ended March 30, 2019:

Quarter Ended:
Gain/(loss) recognized in Other Comprehensive Income	$(91)
Gain/(loss) reclassified from AOCI into the Statement of Income (1)	20

Six Months Ended:
Gain/(loss) recognized in Other Comprehensive Income	(41)
Gain/(loss) reclassified from AOCI into the Statement of Income (1)	57

(1)	Primarily recorded in revenue.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at March 30, 2019 and September 29, 2018 were $2.5 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the quarter and six months ended March 30, 2019 and March 31, 2018 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net gain (loss) on foreign currency denominated assets and liabilities	$1	$64	$(12)	$24	$—	$(15)
Net gain (loss) on foreign exchange risk management contracts not designated as hedges	(4)	(77)	11	(27)	(4)	17
Net gain (loss)	$(3)	$(13)	$(1)	$(3)	$(4)	$2

Six Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(26)	$81	$28	$27	$15	$(12)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	20	(91)	(28)	(28)	(22)	16
Net gains (losses)	$(6)	$(10)	$—	$(1)	$(7)	$4
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at March 30, 2019 and September 29, 2018 and related gains or losses recognized in earnings for the quarter and six months ended March 30, 2019 and March 31, 2018 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at March 30, 2019 and September 29, 2018 were not material. The related gains or losses recognized in earnings for the quarter and six months ended March 30, 2019 and March 31, 2018 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $176 million and $299 million on March 30, 2019 and September 29, 2018, respectively.

16.	Restructuring Charges
The Company has begun implementing a restructuring and integration plan as a part of its initiative to realize previously announced cost synergies from the acquisition of 21CF. Although our plans are not yet finalized, we currently anticipate that the total severance and related costs could be on the order of $1.5 billion. To date, we have recorded severance and related costs totaling $403 million in connection with the plan. In addition, we recorded charges totaling $259 million for equity based compensation, primarily for 21CF awards that were accelerated to vest upon the closing of the 21CF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company may incur other costs in connection with the plan such as lease termination costs, but is unable to estimate those amounts at this time. For the prior-year quarter and six-month period, restructuring and impairment charges were not material.
The following table summarizes the changes in restructuring reserves:

	Beginning Balance	Additions	Payments	Other	Ending Balance
Quarter ended March 30, 2019:
Restructuring reserves	$39	$403	$(19)	$—	$423

17.	Condensed Consolidating Financial Information
Legacy Disney has outstanding public debt that has been fully and unconditionally guaranteed by TWDC. In addition, Legacy Disney has provided a full and unconditional guarantee of debt held by TWDC. Legacy Disney is a 100% owned subsidiary of TWDC.
Set forth below are condensed consolidating financial statements presenting the results of operations, financial position and cash flows of TWDC, Legacy Disney and non-guarantor subsidiaries on a combined basis along with eliminations necessary to arrive at the reported information on a consolidated basis. This condensed consolidating financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions.
Prior to March 20, 2019, Legacy Disney was the parent entity of TWDC. TWDC was formed in June 2018 and did not have any activity prior to fiscal 2019.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended March 30, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$14,896	$26	$14,922
Costs and expenses
Operating expenses	—	—	(8,376)	—	(8,376)
Selling, general, administrative and other	—	(218)	(2,109)	—	(2,327)
Depreciation and amortization	—	(1)	(827)	—	(828)
Total costs and expenses	—	(219)	(11,312)	—	(11,531)
Restructuring and impairment charges	—	—	(662)	—	(662)
Allocations to non-guarantor subsidiaries	—	203	(203)	—	—
Other income, net	—	19	4,970	(26)	4,963
Interest expense, net	(109)	(112)	78	—	(143)
Equity in the income (loss) of investees, net	—	—	(312)	—	(312)
Income from continuing operations before income taxes	(109)	(109)	7,455	—	7,237
Income taxes from continuing operations	25	25	(1,697)	—	(1,647)
Earnings from subsidiary entities	317	5,982	—	(6,299)	—
Net income from continuing operations	233	5,898	5,758	(6,299)	5,590
Income (loss) from discontinued operations	21	—	21	(21)	21
Consolidated net income	254	5,898	5,779	(6,320)	5,611
Less: Net income attributable to noncontrolling interests	—	—	(159)	—	(159)
Net income excluding noncontrolling interests	$254	$5,898	$5,620	$(6,320)	$5,452
Comprehensive income excluding noncontrolling interests	$254	$5,895	$5,634	$(6,335)	$5,448
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended March 31, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$14,586	$(38)	$14,548
Costs and expenses
Operating expenses	—	—	(7,541)	—	(7,541)
Selling, general, administrative and other	—	(158)	(2,081)	—	(2,239)
Depreciation and amortization	—	—	(731)	—	(731)
Total costs and expenses	—	(158)	(10,353)	—	(10,511)
Restructuring and impairment charges	—	1	(14)	—	(13)
Allocations to non-guarantor subsidiaries	—	147	(147)	—	—
Other income, net	—	(108)	111	38	41
Interest expense, net	—	(173)	30	—	(143)
Equity in the income (loss) of investees, net	—	—	6	—	6
Income before taxes	—	(291)	4,219	—	3,928
Income taxes	—	70	(883)	—	(813)
Earnings from subsidiary entities	—	3,158	—	(3,158)	—
Consolidated net income	—	2,937	3,336	(3,158)	3,115
Less: Net income attributable to noncontrolling interests	—	—	(178)	—	(178)
Net income excluding noncontrolling interests	$—	$2,937	$3,158	$(3,158)	$2,937
Comprehensive income excluding noncontrolling interests	$—	$2,996	$3,250	$(3,250)	$2,996

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended March 30, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$30,144	$81	$30,225
Costs and expenses
Operating expenses	—	—	(17,377)	—	(17,377)
Selling, general, administrative and other	—	(359)	(4,120)	—	(4,479)
Depreciation and amortization	—	(1)	(1,559)	—	(1,560)
Total costs and expenses	—	(360)	(23,056)	—	(23,416)
Restructuring and impairment charges	—	—	(662)	—	(662)
Allocations to non-guarantor subsidiaries	—	330	(330)	—	—
Other income, net	—	95	4,949	(81)	4,963
Interest expense, net	(175)	(236)	205	—	(206)
Equity in the income (loss) of investees, net	—	—	(236)	—	(236)
Income from continuing operations before income taxes	(175)	(171)	11,014	—	10,668
Income taxes from continuing operations	38	37	(2,367)	—	(2,292)
Earnings from subsidiary entities	317	8,886	—	(9,203)	—
Net income from continuing operations	180	8,752	8,647	(9,203)	8,376
Income (loss) from discontinued operations	21	—	21	(21)	21
Consolidated net income	201	8,752	8,668	(9,224)	8,397
Less: Net income attributable to noncontrolling interests	—	—	(157)	—	(157)
Net income excluding noncontrolling interests	$201	$8,752	$8,511	$(9,224)	$8,240
Comprehensive income excluding noncontrolling interests	$200	$8,770	$8,486	$(9,199)	$8,257
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended March 31, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$29,953	$(54)	$29,899
Costs and expenses
Operating expenses	—	—	(16,270)	—	(16,270)
Selling, general, administrative and other	—	(285)	(4,041)	—	(4,326)
Depreciation and amortization	—	—	(1,473)	—	(1,473)
Total costs and expenses	—	(285)	(21,784)	—	(22,069)
Restructuring and impairment charges	—	—	(28)	—	(28)
Allocations to non-guarantor subsidiaries	—	266	(266)	—	—
Other income, net	—	(127)	167	54	94
Interest expense, net	—	(314)	42	—	(272)
Equity in the income (loss) of investees, net	—	—	49	—	49
Income before taxes	—	(460)	8,133	—	7,673
Income taxes	—	35	(120)	—	(85)
Earnings from subsidiary entities	—	7,785	—	(7,785)	—
Consolidated net income	—	7,360	8,013	(7,785)	7,588
Less: Net income attributable to noncontrolling interests	—	—	(228)	—	(228)
Net income excluding noncontrolling interests	$—	$7,360	$7,785	$(7,785)	$7,360
Comprehensive income excluding noncontrolling interests	$—	$7,543	$7,929	$(7,929)	$7,543

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of March 30, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$4,133	$3	$5,972	$—	$10,108
Receivables, net	231	—	14,362	—	14,593
Inventories	—	4	1,441	—	1,445
Television costs and advances	—	—	5,408	—	5,408
Other current assets	—	96	1,161	—	1,257
Assets held for sale	—	—	1,466	—	1,466
Total current assets	4,364	103	29,810	—	34,277
Film and television costs	—	—	24,353	—	24,353
Investments in subsidiaries	125,651	158,701	—	(284,352)	—
Other investments	—	—	4,080	—	4,080
Parks, resorts and other property, net	—	11	31,006	—	31,017
Intangible assets, net	—	—	26,985	—	26,985
Goodwill	—	—	75,057	—	75,057
Noncurrent assets held for sale	—	—	13,182	—	13,182
Intercompany receivables	4,226	—	139,527	(143,753)	—
Other assets	110	736	5,176	(631)	5,391
Total assets	$134,351	$159,551	$349,176	$(428,736)	$214,342
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$169	$292	$20,042	$—	$20,503
Current portion of borrowings	16,396	2,506	256	—	19,158
Deferred revenues and other	—	26	4,255	—	4,281
Liabilities held for sale	—	—	434	—	434
Total current liabilities	16,565	2,824	24,987	—	44,376
Non-current liabilities
Borrowings	$20,353	$14,880	$2,570	$—	$37,803
Deferred income taxes	—	—	11,839	(631)	11,208
Noncurrent liabilities held for sale	—	—	2,659	—	2,659
Other long-term liabilities	751	2,863	9,240	—	12,854
Intercompany payables	6,744	132,342	4,667	(143,753)	—
Total non-current liabilities	27,848	150,085	30,975	(144,384)	64,524
Redeemable noncontrolling interests	—	—	1,103	—	1,103
Total Disney Shareholders’ equity	89,938	6,642	277,710	(284,352)	89,938
Noncontrolling interests	—	—	14,401	—	14,401
Total equity	89,938	6,642	292,111	(284,352)	104,339
Total liabilities and equity	$134,351	$159,551	$349,176	$(428,736)	$214,342

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of September 29, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$1,367	$2,783	$—	$4,150
Receivables, net	—	155	9,179	—	9,334
Inventories	—	4	1,388	—	1,392
Television costs and advances	—	—	1,314	—	1,314
Other current assets	—	152	483	—	635
Total current assets	—	1,678	15,147	—	16,825
Film and television costs	—	—	7,888	—	7,888
Investments in subsidiaries	—	149,586	—	(149,586)	—
Other investments	—	—	2,899	—	2,899
Parks, resorts and other property, net	—	12	29,528	—	29,540
Intangible assets, net	—	—	6,812	—	6,812
Goodwill	—	—	31,269	—	31,269
Intercompany receivables	—	—	79,499	(79,499)	—
Other assets	—	911	3,178	(724)	3,365
Total assets	$—	$152,187	$176,220	$(229,809)	$98,598
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$—	$688	$8,791	$—	$9,479
Current portion of borrowings	—	3,751	39	—	3,790
Deferred revenues and other	—	115	4,476	—	4,591
Total current liabilities	—	4,554	13,306	—	17,860
Non-current liabilities
Borrowings	$—	$15,676	$1,408	$—	$17,084
Deferred income taxes	—	—	3,833	(724)	3,109
Other long-term liabilities	—	3,685	2,905	—	6,590
Intercompany payables	—	79,499	—	(79,499)	—
Total non-current liabilities	—	98,860	8,146	(80,223)	26,783
Redeemable noncontrolling interests	—	—	1,123	—	1,123
Total Disney Shareholders’ equity	—	48,773	149,586	(149,586)	48,773
Noncontrolling interests	—	—	4,059	—	4,059
Total equity	—	48,773	153,645	(149,586)	52,832
Total liabilities and equity	$—	$152,187	$176,220	$(229,809)	$98,598

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 30, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations	$534	$(763)	$6,403	$(160)	$6,014

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	—	(2,390)	—	(2,390)
Acquisitions	(35,702)	—	25,801	—	(9,901)
Intercompany investing activities, net	22,900	—	—	(22,900)	—
Other	—	—	(392)	—	(392)
Cash used in investing activities	(12,802)	—	23,019	(22,900)	(12,683)

FINANCING ACTIVITIES
Commercial paper, net	1,387	(1,009)	(2)	—	376
Borrowings	31,100	—	45	—	31,145
Reduction of borrowings	(16,100)	(1,250)	(48)	—	(17,398)
Dividends	—	(1,310)	—	—	(1,310)
Repurchases of common stock	—	—	—	—	—
Proceeds from exercise of stock options	—	83	—	—	83
Intercompany financing and other, net	14	3,134	(26,208)	23,060	—
Other	—	(241)	41	—	(200)
Cash used in financing activities	16,401	(593)	(26,172)	23,060	12,696

Discontinued operations	—	—	(35)	—	(35)

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	75	—	75

Change in cash, cash equivalents and restricted cash	4,133	(1,356)	3,290	—	6,067
Cash, cash equivalents and restricted cash, beginning of year	—	1,367	2,788	—	4,155
Cash, cash equivalents and restricted cash, end of period	$4,133	$11	$6,078	$—	$10,222

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations	$—	$507	$6,282	$(26)	$6,763

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	(17)	(2,027)	—	(2,044)
Acquisitions	—	—	(1,581)	—	(1,581)
Intercompany investing activities, net	—	(1,581)	—	1,581	—
Other	—	—	(180)	—	(180)
Cash used in investing activities	—	(1,598)	(3,788)	1,581	(3,805)

FINANCING ACTIVITIES
Commercial paper, net	—	1,372	—	—	1,372
Borrowings	—	997	51	—	1,048
Reduction of borrowings	—	(1,300)	(50)	—	(1,350)
Dividends	—	(1,266)	(26)	26	(1,266)
Repurchases of common stock	—	(2,608)	—	—	(2,608)
Intercompany financing and other, net	—	4,297	(2,716)	(1,581)	—
Proceeds from exercise of stock options	—	91	—	—	91
Other	—	(159)	(10)	—	(169)
Cash used in financing activities	—	1,424	(2,751)	(1,555)	(2,882)

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	55	—	55

Change in cash, cash equivalents and restricted cash	—	333	(202)	—	131
Cash, cash equivalents and restricted cash, beginning of year	—	693	3,371	—	4,064
Cash, cash equivalents and restricted cash, end of period	$—	$1,026	$3,169	$—	$4,195

18.	New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2019

•	Revenues from Contracts with Customers - See Note 3

•	Intra-Entity Transfers of Assets Other Than Inventory - See Note 8

•	Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - See Note 9

•	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - See Note 11

•	Recognition and Measurement of Financial Assets and Liabilities - See Note 11

•	Targeted Improvements to Accounting for Hedging Activities - The adoption of the new guidance did not have a material impact on our consolidated financial statements
Leases
In February 2016, the FASB issued new lease accounting guidance, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. The guidance is effective at the beginning of the Company’s 2020 fiscal year. We expect to adopt the guidance without restating prior periods.
The new guidance provides a number of practical expedients for transition upon adoption. The Company expects to elect the practical expedients that permit the Company not to reassess its prior conclusions concerning whether:

•	Arrangements contain a lease

•	The Company’s lease arrangements are operating or capital leases (financing)

•	Initial direct costs should be capitalized

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

•	Existing land easements are leases
The Company is currently assessing the impact of the new guidance on its financial statements. We believe the most significant effects of adoption will be:

•	Recognizing new right-of-use assets and lease liabilities on our balance sheet for our operating leases

•	Reclassifying a deferred gain of approximately $350 million related to a prior sale-leaseback transaction to retained earnings
As of September 29, 2018, the Company had an estimated $3.6 billion in undiscounted future minimum lease commitments. The Company also assumed an estimated $1 billion in undiscounted future minimum lease commitments in connection with the acquisition of 21CF and consolidation of Hulu.
Improvements to Accounting for Costs of Films and License Agreements for Program Materials
In March 2019, the FASB updated guidance for the accounting for film and television content costs. The new guidance impacts the capitalization, amortization and impairment of these costs as follows:

•	Eliminates the limitation on capitalization of production costs for episodic content, aligning the capitalization model with film content;

•	Requires production costs amortized using estimated usage to be reviewed and updated each reporting period, with any changes in estimated usage applied prospectively; and

•
Requires produced and acquired programming costs to be tested for impairment based on the lowest level of identifiable cash flows using the predominant monetization strategy for the produced content (i.e., monetized individually or in a group)

While we currently do not expect the new guidance will have a material impact on our financial statements, it is relevant to the accounting for content to be used on our streaming services. The guidance is effective at the beginning of the Company’s 2021 fiscal year (with early adoption permitted) and requires prospective adoption. The Company plans to adopt the new guidance by the beginning of fiscal 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
Consolidated Results and Non-segment Items
Seasonality
Business Segment Results
Restructuring in Connection with the Acquisition of 21CF
Financial Condition
Commitments and Contingencies
Other Matters
Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended			% Change	Six Months Ended			% Change
(in millions, except per share data)	March 30, 2019		March 31, 2018	Better/ (Worse)	March 30, 2019		March 31, 2018	Better/ (Worse)
Revenues:
Services	$13,006		$12,520	4%	$25,872		$25,504	1%
Products	1,916		2,028	(6)%	4,353		4,395	(1)%
Total revenues	14,922		14,548	3%	30,225		29,899	1%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,167)		(6,313)	(14)%	(14,731)		(13,637)	(8)%
Cost of products (exclusive of depreciation and amortization)	(1,209)		(1,228)	2%	(2,646)		(2,633)	—%
Selling, general, administrative and other	(2,327)		(2,239)	(4)%	(4,479)		(4,326)	(4)%
Depreciation and amortization	(828)		(731)	(13)%	(1,560)		(1,473)	(6)%
Total costs and expenses	(11,531)		(10,511)	(10)%	(23,416)		(22,069)	(6)%
Restructuring and impairment charges	(662)		(13)	>(100)%	(662)		(28)	>(100)%
Other income	4,963		41	>100%	4,963		94	>100%
Interest expense, net	(143)		(143)	—%	(206)		(272)	24%
Equity in the income / (loss) of investees, net	(312)		6	nm	(236)		49	nm
Income from continuing operations before income taxes	7,237		3,928	84%	10,668		7,673	39%
Income taxes from continuing operations	(1,647)		(813)	>(100)%	(2,292)		(85)	>(100)%
Net income from continuing operations	5,590		3,115	79%	8,376		7,588	10%
Income (loss) from discontinued operations (net of income taxes of $5, $0, $5 and $0, respectively)	21		—	nm	21		—	nm
Consolidated net income	5,611		3,115	80%	8,397		7,588	11%
Less: Net income attributable to noncontrolling interests	(159)		(178)	11%	(157)		(228)	31%
Net income attributable to Disney	$5,452		$2,937	86%	$8,240		$7,360	12%
Diluted earnings per share from continuing operations attributable to Disney	$3.53	1.9450331126	$1.95	81%	$5.42	4.8580858086	$4.86	12%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s financial results for fiscal 2019 are presented in accordance with new accounting guidance for revenue recognition (ASC 606) that we adopted at the beginning of fiscal 2019. Prior period results have not been restated to reflect this change in accounting guidance. Current quarter segment operating income includes a $27 million unfavorable impact from the ASC 606 adoption while the current six-month segment operating income includes an $88 million benefit. For the current quarter the most significant ASC 606 impacts were a $63 million decrease at Parks, Experiences and Products and a $30 million decrease at Media Networks, both of which reflected a change in timing of revenue recognition on contracts with minimum guarantees. These impacts were partially offset by a $71 million increase at Studio Entertainment, which reflected a change in the timing of revenue recognition at our TV/SVOD distribution business. For the six months, the most significant benefit from ASC 606 was a $90 million increase at Studio Entertainment for the timing of revenue recognition at our TV/SVOD distribution business. We do not anticipate the impact of adoption of ASC 606 on our full-year fiscal 2019 results will be material. Further information about our adoption of ASC 606 is provided in Note 3 to the Condensed Consolidated Financial Statements.
Results for 21CF in the current quarter and six months are not included in our segments results and are reported separately. We currently plan to include 21CF’s results in our historical segments when we report third-quarter results. Hulu’s results for the period of consolidation and for the period the Company recorded equity method earnings are reported as part of Direct to Consumer & International.
Quarter Results
Revenues for the quarter increased 3%, or $0.4 billion, to $14.9 billion; net income attributable to Disney increased by $2.5 billion, to $5.5 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) increased 81% from $1.95 to $3.53. The EPS increase for the quarter was due to a non-cash gain recognized in connection with the acquisition of a controlling interest in Hulu (Hulu gain), partially offset by lower segment operating income, severance and related charges and equity based compensation costs in connection with the acquisition and integration of 21CF and the absence of a benefit in the prior-year quarter related to new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act) (See Note 8 to the Condensed Consolidated Financial Statements). Lower segment operating income was due to a decrease at Studio Entertainment, increased losses at Direct-to-Consumer & International and a decrease at Media Networks, partially offset by growth at Parks, Experiences and Products.
Revenues
Service revenues for the quarter increased 4%, or $0.5 billion, to $13.0 billion due to the consolidation of 21CF and Hulu, higher affiliate fees and growth in guest spending at our theme parks and resorts, partially offset by lower theatrical distribution revenue and a decrease in program sales at our Media Networks segment. Service revenues reflected an approximate 1 percentage point decrease due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (FX Impact).
Product revenues for the quarter decreased 6%, or $0.1 billion, to $1.9 billion due to lower home entertainment volumes, partially offset by guest spending growth at our theme parks and resorts. Product revenues reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Costs and expenses
Cost of services for the quarter increased 14%, or $0.9 billion, to $7.2 billion due to the consolidation of 21CF and Hulu, higher programming and production costs, an increase in technical support costs at our DTC business and labor cost inflation at our theme parks and resorts.
Cost of products for the quarter decreased 2%, or $19 million, to $1.2 billion due to lower home entertainment volumes partially offset by higher guest spending costs at our theme parks and resorts. Cost of products reflected an approximate 2 percentage point decrease due to a favorable FX Impact.
Selling, general, administrative and other costs increased 4%, or $88 million, to $2.3 billion driven by the consolidation of 21CF and Hulu and costs associated with the acquisition of 21CF. Selling, general, administrative and other costs reflected an approximate 3 percentage point decrease due to a favorable FX Impact.
Depreciation and amortization increased 13%, or $97 million, to $828 million, due to the consolidation of 21CF and Hulu and depreciation of technology investments at our Direct-to-Consumer & International segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Restructuring and impairment charges
Restructuring and impairment charges of $662 million for the current quarter were for severance and related charges and equity based compensation costs in connection with the acquisition and integration of 21CF.
Restructuring and impairment charges of $13 million in the prior-year quarter were primarily severance costs.
Other income
Other income of $5.0 billion in the current year was due to the Hulu gain.
Other income of $41 million in the prior-year quarter was due to insurance recoveries related to a legal matter.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	March 30, 2019	March 31, 2018	% Change Better/(Worse)
Interest expense	$(198)	$(172)	(15)%
Interest income, investment income and other	55	29	90%
Interest expense, net	$(143)	$(143)	—%
The increase in interest expense was due to higher average interest rates and financing costs related to the 21CF acquisition, partially offset by market value adjustments on pay-floating interest rate swap options and higher capitalized interest.
The increase in interest income, investment income and other was due to the inclusion of a $22 million benefit related to pension and postretirement benefit costs, other than service cost. The Company adopted new accounting guidance in fiscal 2019 and now presents the elements of pension and postretirement plan costs, other than service cost, in “Interest expense, net.” The comparable benefit of $6 million in the prior-year quarter was reported in “Costs and expenses.” The benefit in the current quarter was due to the expected return on pension plan assets exceeding interest expense on plan liabilities and amortization of prior net actuarial losses.
Equity in the income / (loss) of investees
Equity in the income / (loss) of investees decreased $318 million to a loss of $312 million for the quarter due to an impairment of our investment in Vice, partially offset by the impact of consolidating Hulu. In the current quarter, 11 days of Hulu’s results are reported in revenues and expenses. Prior to the consolidation of Hulu, the Company recognized its ownership share of Hulu’s results in equity in the income of investees.
Effective Income Tax Rate

	Quarter Ended
	March 30, 2019	March 31, 2018	Change Better/(Worse)
Effective income tax rate	22.8%	20.7%	(2.1)	ppt
The increase in the effective income tax rate was due to the comparison to a $0.1 billion benefit related to the Tax Act recognized in the prior-year quarter and an unfavorable impact in the current year from a change in our full year estimated effective tax rate. The estimated full year effective rate is used to determine the quarterly income tax provision and is adjusted each quarter based on information available at the end of that quarter. These increases were partially offset by a reduction in the Company’s U.S. statutory federal income tax rate to 21.0% in fiscal 2019 from 24.5% in fiscal 2018.Noncontrolling Interests

	Quarter Ended
(in millions)	March 30, 2019	March 31, 2018	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$(159)	$(178)	11%
The decrease in net income attributable to noncontrolling interests was due to a higher loss from our direct-to-consumer sports business and the consolidation of a loss at Hulu, partially offset by growth at ESPN and Hong Kong Disneyland Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Certain Items Impacting Comparability
Results for the quarter ended March 30, 2019 were impacted by the following:
•The Hulu gain of $4.9 billion
•A benefit of $46 million from insurance recoveries related to a legal matter
•Restructuring charges of $662 million
•An impairment of our investment in Vice of $353 million

•	Amortization of $105 million related to 21CF and Hulu intangible assets and fair value step-up on film and television costs
Results for the quarter ended March 31, 2018 were impacted by the following:
•A benefit of $134 million from the Tax Act
•A benefit of $38 million from insurance recoveries related to a legal matter
•Restructuring charges of $13 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Quarter Ended March 30, 2019:
Hulu gain	$4,917	$(1,131)	$3,786	$2.46
Insurance recoveries related to a legal matters	46	(11)	35	0.02
Restructuring and impairment charges	(662)	152	(510)	(0.33)
Impairment of Vice	(353)	81	(272)	(0.18)
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs	(105)	24	(81)	(0.05)
Total	$3,843	$(885)	$2,958	$1.92

Quarter Ended March 31, 2018:
Net benefit from the Tax Act	$—	$(134)	$(134)	$0.09
Insurance recoveries related to a legal matter	38	(10)	28	0.02
Restructuring and impairment charges	(13)	3	(10)	(0.01)
Total	$25	$(141)	$(116)	$0.10

(1)	Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.

(2)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

Six-Month Results
Revenues for the six-month period increased 1%, or $326 million, to $30.2 billion; net income attributable to Disney increased 12%, or $0.9 billion, to $8.2 billion; and EPS increased 12% from $4.86 to $5.42. The EPS increase for the six-month period was due the Hulu gain, partially offset by the comparison to a benefit from the Tax Act in the prior year, lower segment operating income and severance and related charges and equity compensation costs in connection with the acquisition and integration of 21CF. The decrease in segment operating income was due to lower results at Studio Entertainment and increased losses at Direct-to-Consumer & International, partially offset by growth at Parks, Experiences and Products.
Revenues
Service revenues for the six-month period increased 1%, or $368 million, to $25.9 billion due to the consolidation of 21CF and Hulu, higher guest spending at our theme parks and resorts, affiliate fee growth and an increase in TV/SVOD distribution revenue. These increases were partially offset by lower theatrical distribution revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Product revenues for the six-month period decreased 1%, or $42 million, to $4.4 billion due to lower domestic home entertainment volumes, partially offset by increases in guest spending at our theme parks and resorts. Product revenues reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Costs and expenses
Cost of services for the six-month period increased 8%, or $1.1 billion, to $14.7 billion, due to the consolidation of 21CF and Hulu, higher programming and production costs, higher technical support costs at our DTC business and labor cost inflation at our theme parks and resorts. These increases were partially offset by a decrease in film cost amortization driven by the impact of lower theatrical distribution revenue.
Cost of products for the six-month period was comparable to the prior-year period at $2.6 billion as labor cost inflation at our theme parks and resorts was offset by lower home entertainment volumes. Cost of products reflected an approximate 2 percentage point decrease due to a favorable FX Impact.
Selling, general, administrative and other costs for the six-month period increased 4%, or $0.2 billion, to $4.5 billion, primarily due to the consolidation of 21CF and Hulu, costs associated with the acquisition of 21CF and higher marketing costs. Selling, general, administrative and other costs reflected an approximate 2 percentage point decrease due to a favorable FX Impact.
Depreciation and amortization increased 6%, or $87 million, to $1,560 million, due to the consolidation of 21CF and Hulu and depreciation of technology investments at our Direct-to-Consumer & International segment.
Restructuring and impairment charges
Restructuring and impairment charges of $662 million for the current period were for severance and related charges and equity compensation costs in connection with the acquisition and integration of 21CF.
Restructuring and impairment charges of $28 million in the prior-year period were primarily severance costs.
Other income
Other income of $5.0 billion in the current period was due to the Hulu gain.
Other income of $94 million for the prior-year period reflects a gain from the sale of property rights and insurance recoveries related to a legal matter.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	March 30, 2019	March 31, 2018	% Change Better/(Worse)
Interest expense	$(361)	$(318)	(14)%
Interest income, investment income and other	155	46	>100%
Interest expense, net	$(206)	$(272)	24%
The increase in interest expense for the six-month period was due to financing costs related to the 21CF acquisition and higher average interest rates, partially offset by higher capitalized interest, market value adjustments on pay-floating interest rate swap options and lower average debt balances.
The increase in interest income, investment income and other was due to unrealized investment gains in the current six month period and the inclusion of a $47 million benefit related to pension and postretirement benefit costs, other than service cost. The comparable benefit of $13 million in the prior-year six month period was reported in “Costs and expenses.” The benefit in the current six month period was due to the expected return on pension plan assets exceeding interest expense on plan liabilities and amortization of prior net actuarial losses.
Equity in the income / (loss) of investees
Equity in the income / (loss) of investees decreased $285 million to a loss of $236 million for the current period due to an impairment of our investment in Vice, partially offset by lower equity losses from Hulu as a result of our consolidation of Hulu following the 21CF acquisition and higher income from A+E Television Network (A+E). Hulu results were due to higher subscription and advertising revenue, partially offset by higher programming costs. The increase at A+E was driven by higher program sales revenue, lower marketing costs and affiliate revenue growth.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Effective Income Tax Rate

	Six Months Ended
	March 30, 2019	March 31, 2018	Change Better/(Worse)
Effective income tax rate	21.5%	1.1%	(20.4)	ppt
The increase in the effective income tax rate reflected the comparison to a $1.7 billion (22.1 percentage point) net benefit related to the Tax Act that was recognized in the prior-year period. The current period benefited from a reduction in the Company’s U.S. statutory federal income tax rate to 21.0% in fiscal 2019 from 24.5% in fiscal 2018.
Refer to Note 8 of the Condensed Consolidated Financial Statements for further information on the impact of the Tax Act on the Company.
Noncontrolling Interests

	Six Months Ended
(in millions)	March 30, 2019	March 31, 2018	% Change Better/(Worse)
Net income attributable to noncontrolling interests	$(157)	$(228)	31%
The decrease in net income attributable to noncontrolling interests for the six-month period was due to higher losses from our direct-to-consumer sports business, lower earnings at ESPN (largely due to a Tax Act benefit recognized in the prior-year period) and the consolidation of losses from Hulu.
Certain Items Impacting Comparability
Results for the six months ended March 30, 2019 were impacted by the following:
•The Hulu gain totaling $4.9 billion
•A benefit of $46 million from insurance recoveries related to a legal matter
•A benefit of $34 million from the Tax Act
•Restructuring charges of $662 million
•An impairment of our investment in Vice of $353 million

•	Amortization of $105 million related to 21CF and Hulu intangible assets and fair value step-up on film and television costs
Results for the six months ended March 31, 2018 were impacted by the following:
•A benefit of $1.7 billion from the Tax Act
•Gains of $53 million from the sale of property rights
•A benefit of $38 million from insurance recoveries related to a legal matter
•Restructuring charges of $28 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Six Months Ended March 30, 2019:
Hulu gain	$4,917	$(1,131)	$3,786	$2.50
Insurance recoveries related to a legal matter	46	(11)	35	0.02
Net benefit from the Tax Act	—	34	34	0.02
Restructuring and impairment charges	(662)	152	(510)	(0.33)
Impairment of Vice	(353)	81	(272)	(0.18)
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs	(105)	24	(81)	(0.05)
Total	$3,843	$(851)	$2,992	$1.98

Six Months Ended March 31, 2018:
Net benefit from the Tax Act	$—	$(1,691)	$(1,691)	$1.10
Gain from sale of property rights	53	(12)	41	0.03
Insurance recoveries related to a legal matter	38	(10)	28	0.02
Restructuring and impairment charges	(28)	6	(22)	(0.01)
Total	$63	$(1,707)	$(1,644)	$1.14

(1)	Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.

(2)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 30, 2019 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Media Networks revenues are subject to seasonal advertising patterns, changes in viewership levels and timing of program sales. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are generally recognized ratably throughout the year. Effective at the beginning of fiscal 2019, the Company adopted ASC 606, which changed the timing of affiliate revenue recognition for certain contracts, which may result in higher revenue in the first quarter of our fiscal year.
Parks, Experiences and Products revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarter. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts.
Studio Entertainment revenues fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
Direct-to-Consumer & International revenues fluctuate based on: the timing and performance of releases of our digital media content; viewership levels on our cable channels and digital platforms; changes in subscriber levels; and the demand for sports and Disney content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons and content production schedules.
In general, 21CF revenues are similar to revenues generated at Media Networks and Studio Entertainment and are subject to similar fluctuations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues:
Media Networks	$5,525	$5,508	—%	$11,446	$11,063	3%
Parks, Experiences and Products	6,169	5,903	5%	12,993	12,430	5%
Studio Entertainment	2,134	2,499	(15)%	3,958	5,008	(21)%
Direct-to-Consumer & International	955	831	15%	1,873	1,762	6%
21CF	373	—	nm	373	—	nm
Eliminations	(234)	(193)	(21)%	(418)	(364)	(15)%
	$14,922	$14,548	3%	$30,225	$29,899	1%
Segment operating income/(loss):
Media Networks	$2,185	$2,258	(3)%	$3,515	$3,501	—%
Parks, Experiences and Products	1,506	1,309	15%	3,658	3,263	12%
Studio Entertainment	534	874	(39)%	843	1,699	(50)%
Direct-to-Consumer & International	(393)	(188)	>(100)%	(529)	(230)	>(100)%
21CF	25	—	nm	25	—	nm
Eliminations	(41)	(16)	>(100)%	(41)	(10)	>(100)%
	$3,816	$4,237	(10)%	$7,471	$8,223	(9)%
The following table reconciles income from continuing operations before income taxes to segment operating income:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)	March 30, 2019	March 31, 2018	Better/ (Worse)
Income from continuing operations before income taxes	$7,237	$3,928	84%	$10,668	$7,673	39%
Add/(subtract):
Corporate and unallocated shared expenses	279	194	(44)%	440	344	(28)%
Restructuring and impairment charges	662	13	>(100)%	662	28	>(100)%
Other income	(4,963)	(41)	>100%	(4,963)	(94)	>100%
Interest expense, net	143	143	—%	206	272	24%
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs	105	—	nm	105	—	nm
Impairment of equity investment	353	—	nm	353	—	nm
Segment Operating Income	$3,816	$4,237	(10)%	$7,471	$8,223	(9)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)	March 30, 2019	March 31, 2018	Better/ (Worse)
Media Networks
Cable Networks	$25	$28	11%	$49	$57	14%
Broadcasting	20	23	13%	40	46	13%
Total Media Networks	45	51	12%	89	103	14%
Parks, Experiences and Products
Domestic	367	364	(1)%	719	727	1%
International	182	185	2%	368	367	—%
Total Parks, Experiences and Products	549	549	—%	1,087	1,094	1%
Studio Entertainment	16	14	(14)%	30	27	(11)%
Direct-to-Consumer & International	35	27	(30)%	67	49	(37)%
21CF	4	—	nm	4	—	nm
Corporate	42	46	9%	81	91	11%
Total depreciation expense	$691	$687	(1)%	$1,358	$1,364	—%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)	March 30, 2019	March 31, 2018	Better/ (Worse)
Media Networks	$—	$—	nm	$—	$—	nm
Parks, Experiences and Products	27	28	4%	54	55	2%
Studio Entertainment	15	15	—%	31	32	3%
Direct-to-Consumer & International	23	1	>(100)%	45	22	>(100)%
21CF and Hulu	72	—	nm	72	—	nm
Total amortization of intangible assets	$137	$44	>(100)%	$202	$109	(85)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Affiliate fees	$3,177	$3,043	4%
Advertising	1,596	1,643	(3)%
TV/SVOD distribution and other	752	822	(9)%
Total revenues	5,525	5,508	—%
Operating expenses	(3,012)	(2,917)	(3)%
Selling, general, administrative and other	(465)	(464)	—%
Depreciation and amortization	(45)	(51)	12%
Equity in the income of investees	182	182	—%
Operating Income	$2,185	$2,258	(3)%
Revenues
The increase in affiliate fees was due to growth of 7% from higher contractual rates, partially offset by a 2% decrease from fewer subscribers and a 1% decrease from the adoption of ASC 606.
The decrease in advertising revenues was due to decreases of $31 million at Broadcasting, from $898 million to $867 million, and $16 million at Cable Networks, from $745 million to $729 million. Broadcasting advertising revenue reflected a decrease of 9% from lower network impressions due to lower average viewership, partially offset by an increase of 5% from higher network rates. Cable Networks advertising revenue reflected a decrease of 7% from lower rates, partially offset by an increase of 5% from higher impressions. Rates reflected the impact of the shift in the mix of College Football Playoff (CFP) games. Three “host” games and the championship were aired in the current quarter, whereas one host game, two semi-finals and the championship were aired in the prior-year quarter. Semi-final games generally generate more advertising revenue than host games. The increase in impressions reflected more units delivered, partially offset by lower average viewership.
TV/SVOD distribution and other revenue decreased $70 million due to lower program sales including lower sales of Grey’s Anatomy, Agents of S.H.I.E.L.D. and Criminal Minds, partially offset by higher sales of How to Get Away With Murder.
Costs and Expenses
Operating expenses include programming and production costs, which increased $104 million, from $2,766 million to $2,870 million. At Broadcasting, programming and production costs increased $71 million due to higher production cost write-downs in the current quarter and an increase in the average cost of network programming. At Cable Networks, programming and production costs increased $33 million due to contractual rate increases for CFP, NBA, college sports and NFL programming and higher sports production costs. These increases were partially offset by the timing of sports costs allocated between quarters due to the shift in the mix of CFP bowl games. Host games generally have a lower cost than semi-final games.
 Segment Operating Income
Segment operating income decreased 3%, or $73 million, to $2,185 million due to a decrease at the ABC Network and lower income from program sales, partially offset by an increase at ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental revenue and operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Supplemental revenue detail
Cable Networks	$3,708	$3,653	2%
Broadcasting	1,817	1,855	(2)%
	$5,525	$5,508	—%
Supplemental operating income detail
Cable Networks	$1,756	$1,728	2%
Broadcasting	247	348	(29)%
Equity in the income of investees	182	182	—%
	$2,185	$2,258	(3)%

Parks, Experiences and Products
Operating results for the Parks Experiences, and Products segment are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Theme park admissions	$1,768	$1,690	5%
Parks & Experiences merchandise, food and beverage	1,411	1,352	4%
Resorts and vacations	1,501	1,461	3%
Merchandise licensing and retail	992	980	1%
Parks licensing and other	497	420	18%
Total revenues	6,169	5,903	5%
Operating expenses	(3,339)	(3,245)	(3)%
Selling, general, administrative and other	(748)	(765)	2%
Depreciation and amortization	(576)	(577)	—%
Equity in the loss of investees	—	(7)	—%
Operating Income	$1,506	$1,309	15%
Revenues
Parks, Experiences and Products results include an adverse impact from a shift in the timing of the Easter holiday. In the current year, the entire Easter holiday falls in the third quarter, while the second quarter of the prior year included one week of the Easter holiday.
The increase in theme parks admissions revenue was due to an increase of 5% from higher average ticket prices, partially offset by a decrease of 1% from an unfavorable FX Impact.
Parks & Experiences merchandise, food and beverage revenue growth was due to an increase of 5% from higher average guest spending.
The increase in resorts and vacations revenue was primarily due to increases of 1% each from average ticket prices for cruise line sailings, passenger cruise days and average daily hotel room rates.
Merchandise licensing and retail revenues were higher due to an increase of 5% from higher revenue at our games business, partially offset by decreases of 1% from lower merchandise licensing revenue and 1% from our retail stores. The increase in games revenue was due to the sale of rights to a video game and royalties from the licensed title, Kingdom Hearts III, which was released in the current quarter. Lower merchandise licensing revenues were due to a decrease in minimum guarantee shortfall recognition from the adoption of ASC 606, partially offset by a favorable FX Impact. The decrease at our retail stores was primarily due to lower comparable store sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The increase in parks licensing and other revenue was driven by the adoption of ASC 606, which required certain cost reimbursements from licensees to be recognized as revenue (rather than recorded as an offset to operating expenses).
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018	Mar. 30, 2019	Mar. 31, 2018
Parks
Increase/(decrease)
Attendance	1%	5%	(3)%	1%	—%	4%
Per Capita Guest Spending	4%	6%	10%	10%	6%	7%
Hotels (1)
Occupancy	93%	90%	79%	84%	89%	88%
Available Room Nights (in thousands)	2,484	2,509	787	787	3,271	3,296
Per Room Guest Spending	$351	$347	$287	$277	$337	$331

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2018 second quarter average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $41 million, from $1,474 million to $1,515 million, cost of goods sold and distribution costs, which increased $18 million, from $585 million to $603 million, and infrastructure costs, which decreased $3 million, from $600 million to $597 million. The increase in operating labor was due to inflation, partially offset by the comparison to a special domestic employee bonus in the prior-year quarter and a favorable FX Impact. Higher cost of goods sold and distribution costs were driven by inflation. Infrastructure costs were comparable to the prior-year quarter as the comparison to costs incurred in the prior-year quarter for the dry-dock of the Disney Magic was largely offset by an increase in property taxes. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $38 million, from $586 million to $624 million due to the recognition of certain cost reimbursements as revenue (rather than recorded as an offset to operating expenses).
Selling, general, administrative and other costs decreased $17 million from $765 million to $748 million driven by a favorable FX Impact.
Segment Operating Income
Segment operating income increased 15%, or $197 million, to $1,506 million due to increases at our domestic theme parks and resorts, consumer products business, cruise line and Hong Kong Disneyland Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment to provide continuity with our legacy reporting:

	Quarter Ended		% Change Better / (Worse)
(in millions)	March 30, 2019	March 31, 2018
Supplemental revenue detail
Parks & Experiences
Domestic	$4,206	$3,965	6%
International	929	914	2%
Consumer Products	1,034	1,024	1%
	$6,169	$5,903	5%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,046	$931	12%
International	44	23	91%
Consumer Products	416	355	17%
	$1,506	$1,309	15%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Theatrical distribution	$745	$956	(22)%
Home entertainment	263	471	(44)%
TV/SVOD distribution and other	1,126	1,072	5%
Total revenues	2,134	2,499	(15)%
Operating expenses	(965)	(993)	3%
Selling, general, administrative and other	(604)	(603)	—%
Depreciation and amortization	(31)	(29)	(7)%
Operating Income	$534	$874	(39)%
Revenues
The decrease in theatrical distribution revenue was due to the success of Black Panther and the continued performance of Star Wars: The Last Jedi in the prior-year quarter compared to Captain Marvel and no comparable Star Wars title in the current quarter. This decrease was partially offset by two Disney live-action titles and the international distribution of Glass in the current quarter compared to one Disney live-action title in the prior-year quarter. The current quarter included the continued performance of Mary Poppins Returns and release of Dumbo, while the prior-year quarter included A Wrinkle in Time.
Lower home entertainment revenue was due to decreases of 36% from unit sales and 9% from net effective pricing. The decrease in unit sales was due to the performance of Thor: Ragnarok and Star Wars: The Last Jedi in the prior-year quarter compared to no comparable Marvel or Star Wars titles in the current quarter. The decrease in net effective pricing was driven by a decrease in sales of new release titles, which have a higher sales price compared to catalog titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
Growth in TV/SVOD distribution and other revenue was due to an increase of 8% from TV/SVOD distribution and an increase of 2% from higher music revenues, partially offset by a decrease of 3% from Lucasfilm’s special effects business due to fewer projects during the current quarter. The increase from TV/SVOD distribution was due to the adoption of ASC 606 and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

increases in domestic pay television title availabilities and rates, partially offset by lower free television sales in part in anticipation of the launch of Disney+.
Costs and Expenses
Operating expenses include a decrease of $14 million in film cost amortization, from $702 million to $688 million, due to lower revenues, partially offset by higher average film cost amortization rates for theatrical releases in the current quarter. Operating expenses also include cost of goods sold and distribution costs, which decreased $14 million, from $291 million to $277 million due to lower home entertainment volumes and fewer projects at Lucasfilm’s special effects business, partially offset by higher music distribution costs driven by higher sales.
Selling, general, administrative and other costs was comparable to the prior-year quarter at $604 million, as higher theatrical marketing expense was largely offset by lower home entertainment marketing expenses, an insurance recovery in the current quarter and a favorable FX Impact. The increase in theatrical marketing expense was due to Captain Marvel and Dumbo in the current quarter compared to Black Panther and A Wrinkle in Time in the prior-year quarter.
Segment Operating Income
Segment operating income decreased 39%, or $340 million, to $534 million due to lower theatrical and home entertainment distribution results, partially offset by an increase in TV/SVOD distribution.

Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Affiliate fees	$335	$354	(5)%
Advertising	357	301	19%
Subscription fees and other	263	176	49%
Total revenues	955	831	15%
Operating expenses	(947)	(547)	(73)%
Selling, general, administrative and other	(202)	(275)	27%
Depreciation and amortization	(58)	(28)	>(100)%
Equity in the loss of investees	(141)	(169)	17%
Operating Loss	$(393)	$(188)	>(100)%
Revenues
The decrease in affiliate fees was due to a decrease of 11% from an unfavorable FX Impact, partially offset by an increase of 7% from higher contractual rates.
The increase in advertising revenues was due to an increase of 20% from higher addressable ad sales driven by the consolidation of Hulu as of March 20, 2019. The Company’s share of Hulu results was previously reported in equity in the loss of investees.
Subscription fees and other revenue increased due to the consolidation of Hulu and subscription fees for ESPN+, which launched in April 2018, partially offset by lower revenue from streaming technology services.
Costs and Expenses
Operating expenses include a $252 million increase in programming and production costs, from $388 million to $640 million and a $148 million increase in other operating expenses, from $159 million to $307 million. The increase in programming and production costs was due to the consolidation of Hulu and higher sports programming costs. The increase in sports programming costs was due to the launch of ESPN+, partially offset by a decrease in soccer rights costs for our International Channels. Other operating expenses, which include technical support and distribution costs, increased primarily due to the realignment of our technical support operations and technology cost growth. As a result of the realignment, certain costs that were previously reported in general and administrative are now being reported as operating expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Selling, general, administrative and other costs decreased $73 million from $275 million to $202 million due to the realignment of our technical support operations and a favorable FX Impact, partially offset by higher marketing costs. The increase in marketing costs was driven by the consolidation of Hulu and marketing costs for ESPN+.
Depreciation and amortization increased $30 million from $28 million to $58 million driven by increased investment in technology.
Equity in the Loss of Investees
Loss from equity investees decreased $28 million, from $169 million to $141 million, due to the consolidation of Hulu. In the current quarter, 11 days of Hulu’s results are reported in revenues and expenses. Prior to the consolidation of Hulu, the Company recognized its ownership share of Hulu’s results in equity in the loss of investees.
Segment Operating Loss
Segment operating loss increased to $393 million due to our ongoing investment in ESPN+, which launched in April 2018, costs associated with the upcoming launch of Disney+, the consolidation of a loss at Hulu and a loss from streaming technology services, partially offset by an increase at our International Channels.
The following table presents supplemental revenue and operating income detail for the Direct-to-Consumer & International segment to provide information on International Channels that were historically reported in the Media Networks segment:

	Quarter Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better / (Worse)
Supplemental revenue detail
International Channels	$440	$458	(4)%
Direct-to-Consumer businesses and other	515	373	38%
	$955	$831	15%
Supplemental operating income/(loss) detail
International Channels	$91	$49	86%
Direct-to-Consumer businesses and other	(343)	(68)	>(100)%
Equity in the loss of investees	(141)	(169)	17%
	$(393)	$(188)	>(100)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Eliminations
Intersegment content transactions are as follows:

	Quarter Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(13)	$(64)	80%
Content transactions with Direct-to-Consumer & International	(82)	(8)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(139)	(121)	(15)%
Total	$(234)	$(193)	(21)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$5	$(16)	nm
Content transactions with Direct-to-Consumer & International	(46)	—	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	—	—	nm
Total	$(41)	$(16)	>(100)%

BUSINESS SEGMENT RESULTS - Six Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Affiliate Fees	$6,252	$5,910	6%
Advertising	3,619	3,606	—%
TV/SVOD distribution and other	1,575	1,547	2%
Total revenues	11,446	11,063	3%
Operating expenses	(7,260)	(6,880)	(6)%
Selling, general, administrative and other	(943)	(920)	(3)%
Depreciation and amortization	(89)	(103)	14%
Equity in the income of investees	361	341	6%
Operating Income	$3,515	$3,501	—%
Revenues
The increase in affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by a 1% decrease from fewer subscribers.
The increase in advertising revenues was due to an increase of $23 million at Broadcasting, from $1,860 million to $1,883 million, partially offset by a decrease of $10 million at Cable Networks, from $1,746 million to $1,736 million. Broadcasting advertising revenue reflected increases of 7% from higher network rates and 4% at the the owned television stations due to an increase in rates, partially offset by a decrease of 10% from lower network impressions due to lower average viewership. Cable

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Networks advertising revenue reflected a decrease of 1% from lower rates. Impressions at Cable Networks were comparable to the prior-year period as higher units delivered were offset by lower average viewership.
TV/SVOD distribution and other revenue increased $28 million due to the adoption of ASC 606 and higher program sales.
Costs and Expenses
Operating expenses include programming and production costs, which increased $381 million, from $6,590 million to $6,971 million. At Cable Networks, programming and production costs increased $218 million due to contractual rate increases for college sports, NFL and NBA programming. At Broadcasting, programming and production costs increased $163 million due to higher average cost of network programming and an increase in production cost write-downs.
Selling, general, administrative and other costs increased $23 million, from $920 million to $943 million, due to higher marketing costs at the ABC Network and Freeform.
Depreciation and amortization decreased $14 million, from $103 million to $89 million, due to higher asset write-offs in the prior year.
Equity in the Income of Investees
Income from equity investees increased $20 million, from $341 million to $361 million, due to higher income from A+E driven by higher program sales revenue, lower marketing costs and affiliate revenue growth.
 Segment Operating Income
Segment operating income was comparable to the prior-year period as an increase at the owned television stations, growth at the Domestic Disney Channels, an increase at A+E and higher income from program sales were largely offset by decreases at the ABC Network, ESPN and Freeform.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Cable Networks	$7,694	$7,486	3%
Broadcasting	3,752	3,577	5%
	$11,446	$11,063	3%
Segment operating income
Cable Networks	$2,499	$2,521	(1)%
Broadcasting	655	639	3%
Equity in the income of investees	361	341	6%
	$3,515	$3,501	—%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Theme park admissions	$3,701	$3,522	5%
Parks & Experiences merchandise, food and beverage	2,976	2,847	5%
Resorts and vacations	3,032	2,924	4%
Merchandise licensing and retail	2,292	2,322	(1)%
Parks licensing and other	992	815	22%
Total revenues	12,993	12,430	5%
Operating expenses	(6,745)	(6,574)	(3)%
Selling, general, administrative and other	(1,437)	(1,430)	—%
Depreciation and amortization	(1,141)	(1,149)	1%
Equity in the loss of investees	(12)	(14)	14%
Operating Income	$3,658	$3,263	12%
Revenues
The increase in theme parks admissions revenue was due to an increase of 7% from higher average ticket prices, partially offset by a decrease of 1% from an unfavorable FX Impact.
Parks & Experiences merchandise, food and beverage revenue growth was due to an increase of 5% from higher average guest spending.
The increase in resorts and vacations revenue was primarily due to increases of 2% from higher average daily hotel room rates, 1% from an increase in average ticket prices for cruise line sailings and 1% from higher occupied hotel room nights.
Merchandise licensing and retail revenues were lower driven by decreases of 2% from our merchandise licensing business and 1% from our publishing business, partially offset by an increase of 2% from our games business. The decrease in merchandise licensing and publishing revenues was primarily due to lower licensing revenue from products based on Star Wars, partially offset by higher licensing revenues from products based on Disney Classics and an increase in licensee settlements. The increase in games revenue was due to the sale of rights to a video game and royalties from the licensed title, Kingdom Hearts III, which was released in the current period.
The increase in parks licensing and other revenue was driven by the adoption of ASC 606, which required certain cost reimbursements from licensees to be recognized as revenue (rather than recorded as an offset to operating expenses).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Parks
Increase/(decrease)
Attendance	1%	5%	(4)%	6%	(1)%	5%
Per Capita Guest Spending	6%	6%	9%	9%	7%	7%
Hotels (1)
Occupancy	93%	90%	83%	84%	91%	89%
Available Room Nights (in thousands)	4,975	5,024	1,587	1,587	6,562	6,611
Per Room Guest Spending	$355	$345	$304	$294	$344	$334

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2018 six-month average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $93 million from $2,915 million to $3,008 million, cost of sales and distribution costs, which increased $21 million from $1,313 million to $1,334 million, and infrastructure costs, which decreased $17 million from $1,164 million to $1,147 million. The increase in operating labor was due to inflation, partially offset by a favorable FX Impact. Higher cost of sales and distribution costs were due to inflation. The decrease in infrastructure costs was primarily due to the comparison to costs incurred in the prior-year quarter for the dry-dock of the Disney Magic. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $74 million, from $1,182 million to $1,256 million, due to the recognition of certain cost reimbursements as revenue (rather than recorded as an offset to operating expenses) and higher third-party royalty expense, partially offset by a favorable FX Impact and lower operations support costs.
Segment Operating Income
Segment operating income increased 12%, or $395 million, to $3,658 million due to growth at our domestic theme parks and resorts.
The following table presents supplemental revenue and operating income detail for the Parks Experiences, and Products segment to provide continuity with our legacy reporting:

	Six Months Ended		% Change Better / (Worse)
(in millions)	March 30, 2019	March 31, 2018
Supplemental revenue detail
Parks & Experiences
Domestic	$8,679	$8,136	7%
International	1,941	1,899	2%
Consumer Products	2,373	2,395	(1)%
	$12,993	$12,430	5%
Supplemental operating income detail
Parks & Experiences
Domestic	$2,527	$2,171	16%
International	143	132	8%
Consumer Products	988	960	3%
	$3,658	$3,263	12%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Theatrical distribution	$1,118	$2,125	(47)%
Home entertainment	688	832	(17)%
TV/SVOD distribution and other	2,152	2,051	5%
Total revenues	3,958	5,008	(21)%
Operating expenses	(1,841)	(2,019)	9%
Selling, general, administrative and other	(1,213)	(1,231)	1%
Depreciation and amortization	(61)	(59)	(3)%
Operating Income	$843	$1,699	(50)%
Revenues
The decrease in theatrical distribution revenue was due to the comparison of two Marvel titles, Black Panther and Thor: Ragnarok, and Star Wars: The Last Jedi in the prior-year period compared to one Marvel title, Captain Marvel, and no comparable Star Wars title in the current period. Other significant releases in the current period included Ralph Breaks the Internet, Mary Poppins Returns, The Nutcracker and the Four Realms and Dumbo, while the prior-year period included Coco and A Wrinkle in Time.
Lower home entertainment revenue was due to decreases of 13% from lower unit sales and 5% from net effective pricing. The decrease in unit sales was due to the release of Thor: Ragnarok and Star Wars: The Last Jedi in the prior-year period compared to Ant-Man and the Wasp and no comparable Star Wars release in the current period. Other significant titles in the current period included Incredibles 2, Ralph Breaks the Internet, Christopher Robin and Mary Poppins Returns, whereas the prior-year period included Cars 3, Pirates of the Caribbean: Dead Men Tell No Tales and Coco.
Higher TV/SVOD distribution and other revenue was due to an increase of 9% from TV/SVOD distribution, partially offset by a decrease of 3% from Lucasfilm’s special effects business due to fewer projects during the current period. The increase in TV/SVOD distribution was due to the impact of the adoption of ASC 606, higher pay television rates and more title availabilities in the current period, partially offset by lower free television sales in part in anticipation of the launch of Disney+.
Costs and Expenses
Operating expenses include a decrease of $107 million in film cost amortization, from $1,413 million to $1,306 million, due to the impact of lower revenues, partially offset by higher average film cost amortization rates. Operating expenses also include cost of goods sold and distribution costs, which decreased $71 million, from $606 million to $535 million, due to lower theatrical distribution costs and decreased costs at Lucasfilm’s special effects business.
Segment Operating Income
Segment operating income decreased 50%, or $856 million, to $843 million due to decreases in theatrical and home entertainment distribution results, partially offset by an increase in TV/SVOD distribution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Affiliate fees	$658	$692	(5)%
Advertising	774	712	9%
Subscription fees and other	441	358	23%
Total revenues	1,873	1,762	6%
Operating expenses	(1,602)	(1,135)	(41)%
Selling, general, administrative and other	(456)	(508)	10%
Depreciation and amortization	(112)	(71)	(58)%
Equity in the loss of investees	(232)	(278)	17%
Operating Loss	$(529)	$(230)	>(100)%
Revenues
The decrease in affiliate fees was due to a decrease of 12% from an unfavorable FX Impact, partially offset by increases of 6% from higher contractual rates and 1% from subscriber growth.
The increase in advertising revenues was due to an increase of 13% from higher addressable ad sales, partially offset by a decrease of 4% from ad sales at our International Channels. The increase in addressable ad sales was due to the consolidation of Hulu and higher impressions. Lower ad sales at our International Channels was driven by a decrease in impressions and an unfavorable FX Impact.
Subscription fees and other revenue increased $83 million due to the consolidation of Hulu and subscription fees for ESPN+, which launched in April 2018, partially offset by lower revenue from streaming technology services.
Costs and Expenses
Operating expenses include a $294 million increase in programming and production costs, from $792 million to $1,086 million, and a $173 million increase in other operating expenses, from $343 million to $516 million. The increase in programming and production costs was due to higher sports rights costs and the consolidation of Hulu. The increase in sports rights costs was primarily due to the launch of ESPN+, partially offset by a decrease in soccer rights costs for our International Channels. Other operating expenses, which include technical support and distribution costs, increased due to technology cost growth and the realignment of our technical support operations. As a result of the realignment, certain costs that were previously reported in general and administrative are now being reported as operating expense.
Selling, general, administrative and other costs decreased $52 million, from $508 million to $456 million, due to a favorable FX Impact and the realignment of our technical support operations, partially offset by higher marketing costs. The increase in marketing costs was due to marketing costs for ESPN+ and the consolidation of Hulu.
Depreciation and amortization increased $41 million, from $71 million to $112 million, primarily due to increased investment in technology.
Equity in the Loss of Investees
Loss from equity investees decreased $46 million, from $278 million to $232 million, driven by a lower loss from Hulu due to increases in advertising and subscription revenue, partially offset by higher programming costs.
Segment Operating Loss
Segment operating loss increased from $230 million to $529 million due to our ongoing investment in ESPN+, which launched in April 2018, costs associated with the upcoming launch of Disney+ and a higher loss from streaming technology services. These impacts were partially offset by an increase at our International Channels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental revenue and operating income detail for the Direct-to-Consumer & International segment to provide information on International Channels that were historically reported in the Media Networks segment:

	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better / (Worse)
Supplemental revenue detail
International Channels	$934	$968	(4)%
Direct-to-Consumer businesses and other	939	794	18%
	$1,873	$1,762	6%
Supplemental operating income/(loss) detail
International Channels	$228	$157	45%
Direct-to-Consumer businesses and other	(525)	(109)	>(100)%
Equity in the loss of investees	(232)	(278)	17%
	$(529)	$(230)	>(100)%

Eliminations
Intersegment content transactions are as follows:

	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(34)	$(95)	64%
Content transactions with Direct-to-Consumer & International	(100)	(16)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(284)	(253)	(12)%
Total	$(418)	$(364)	(15)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$5	$(9)	nm
Content transactions with Direct-to-Consumer & International	(44)	—	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	(2)	(1)	(100)%
Total	$(41)	$(10)	>(100)%

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 30, 2019	March 31, 2018	Better/ (Worse)	March 30, 2019	March 31, 2018	Better/ (Worse)
Corporate and unallocated shared expenses	$(279)	$(194)	(44)%	$(440)	$(344)	(28)%
Corporate and unallocated shared expenses increased $85 million to $279 million in the current quarter and increased $96 million to $440 million for the six-month period due to costs incurred in connection with the 21CF acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

RESTRUCTURING IN CONNECTION WITH THE ACQUISITION OF 21CF
As discussed in Note 16 to the Condensed Consolidated Financial Statements, in connection with the acquisition of 21CF, The Company has begun implementing a restructuring and integration plan as a part of its initiative to realize previously announced cost synergies from the acquisition of 21CF. Although our plans are not yet finalized, we currently anticipate that the total severance and related costs could be on the order of $1.5 billion. To date, we have recorded severance and related costs totaling $403 million in connection with the plan. In addition, we recorded charges totaling $259 million for equity based compensation, primarily for 21CF awards that were accelerated to vest upon the closing of the 21CF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company may incur other costs in connection with the plan such as lease termination costs, but is unable to estimate those amounts at this time. For the prior-year quarter and six-month period, restructuring and impairment charges were not material.
The following table summarizes the changes in restructuring reserves:

	Beginning Balance	Additions	Payments	Other	Ending Balance
Quarter ended March 30, 2019:
Restructuring reserves	$39	$403	$(19)	$—	$423

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 30, 2019	March 31, 2018
Cash provided by operations - continuing operations	$6,014	$6,763	(11)%
Cash used in investing activities - continuing operations	(12,683)	(3,805)	>(100)%
Cash provided by / (used in) financing activities - continuing operations	12,696	(2,882)	nm
Cash used in operations - discontinued operations	(35)	—	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	75	55	36%
Change in cash, cash equivalents and restricted cash	$6,067	$131	>100%
Operating Activities
Cash provided by continuing operating activities decreased 11% to $6.0 billion for the current six months compared to $6.8 billion in the prior-year six months driven by lower operating cash flows at Direct to Consumer & International due to increased programming and technical support costs and higher payments for interest and income taxes.
Film and Television Costs
The Company’s Studio Entertainment, Media Networks and Direct-to-Consumer & International segments and 21CF incur costs to acquire and produce feature film and television programming. Film and television production costs include all internally produced content such as live-action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast and cable networks, television stations and direct-to-consumer streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the six months ended March 30, 2019 and March 31, 2018 are as follows:

	Six Months Ended
(in millions)	March 30, 2019	March 31, 2018
Beginning balances:
Production and programming assets	$9,202	$8,759
Programming liabilities	(1,178)	(1,108)
	8,024	7,651
Spending:
Television program licenses and rights	4,710	4,092
Film and television production	2,896	3,011
	7,606	7,103
Amortization:
Television program licenses and rights	(4,959)	(4,411)
Film and television production	(2,366)	(2,202)
	(7,325)	(6,613)

Change in film and television production and programming costs	281	490
Net film and television production costs from the 21CF acquisition and consolidation of Hulu	14,141	—
Other non-cash activity	372	(146)
Ending balances:
Production and programming assets	29,761	9,188
Programming liabilities	(6,943)	(1,193)
	$22,818	$7,995

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended March 30, 2019 and March 31, 2018 are as follows:

	Six Months Ended
(in millions)	March 30, 2019	March 31, 2018
Media Networks
Cable Networks	$41	$63
Broadcasting	55	45
Total Media Networks	96	108
Parks, Experiences and Products
Domestic	1,678	1,419
International	415	310
Total Parks, Experiences and Products	2,093	1,729
Studio Entertainment	39	52
Direct-to-Consumer & International	83	81
21CF	5	—
Corporate	74	74
	$2,390	$2,044

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Capital expenditures for the Parks, Experiences and Products segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase in capital expenditures was driven by higher spending on new attractions at our domestic theme parks and resorts.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Direct-to-Consumer & International primarily reflect investments in technology.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.
The Company currently expects its fiscal 2019 capital expenditures will be approximately $1 billion higher than fiscal 2018 capital expenditures of $4.5 billion due to increased investments at our domestic and international parks and resorts.
Other Investing Activities
Cash used for acquisitions of $9.9 billion in the current period reflects $35.7 billion of cash paid to acquire 21CF less $25.7 billion of cash acquired in the transaction (See Note 4 to the Condensed Consolidated Financial Statements).

Financing Activities
Cash provided by financing activities was $12.7 billion in the current six-month period, which reflected net bridge loan borrowing to finance the acquisition of 21CF, partially offset by dividend payments.
Cash provided by financing activities of $12.7 billion in the current six-month period was $15.6 billion higher than the $2.9 billion used in the prior-year six-month period as higher net borrowings in the current period compared to the prior-year six-month period ($14.1 billion increase in the current six-month period compared to $1.1 billion increase in the prior-year six-month period) and an increase of $2.6 billion due to no repurchases of common stock in the current period.
See Note 6 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended March 30, 2019 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 11 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2019 and 2018. During the six month ended March 30, 2019, the Company did not repurchase any of its common stock to hold as treasury shares.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 30, 2019, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A and A-1, and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively. Each of Moody’s Investors Service, Standard and Poor’s and Fitch had placed the Company’s long- and short-term debt ratings on review for downgrade as a result of the pending acquisition of 21CF. On October 8, 2018, Moody’s Investor Service affirmed the Company’s long- and short-term debt ratings of A2 and P-1, respectively, with stable outlook following its review of the impact of the acquisition. On January 18, 2019, Fitch affirmed the Company’s long- and short-term debt ratings of A and F1, respectively, with stable outlook. On March 12, 2019, Standard and Poor’s finalized its review of the Company’s debt ratings and lowered the Company’s long- and short-term ratings to A and A-1, from A+ and A-1+. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 30, 2019, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
See Note 14 to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K for information regarding the Company’s contractual commitments and see Note 4 to the Condensed Consolidated Financial Statements for contractual commitments assumed in the 21CF acquisition.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2018 Annual Report on Form 10-K. In addition, for our revenue recognition policy, see Note 3 to the Condensed Consolidated Financial Statements.
Film and Television Revenues and Costs
We expense film and television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.
With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is theatrical performance. Revenues derived from other markets subsequent to the theatrical release (e.g., the home entertainment or television markets) have historically been highly correlated with the theatrical performance. Theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of the theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the level of expected home entertainment sales. Home entertainment sales vary based on the number and quality of competing home entertainment products, as well as the manner in which retailers market and price our products.
With respect to television series or other television productions intended for broadcast, the most sensitive factors affecting estimates of Ultimate Revenues are program ratings and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect the Company’s ability to generate advertising revenues during the airing of the program. In addition, television series with greater market acceptance are more likely to generate incremental revenues through the licensing of program rights worldwide to television distributors, SVOD services and in home entertainment formats. Alternatively, poor ratings may result in cancellation of the program, which would require an immediate write-down of any unamortized production costs. A significant decline in the advertising market would also negatively impact our estimates.
We expense the cost of television broadcast rights for acquired series, movies and other programs based on the number of times the program is expected to be aired or on a straight-line basis over the useful life, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated value of each year is based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.
Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The net realizable values of television broadcast program licenses and rights are reviewed using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: primetime, daytime, late night, news and sports (includes broadcast and cable networks). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable network. Individual programs are written off when there are no plans to air or sublicense the program. Estimated values are based upon assumptions about future demand and market conditions. If actual demand or market conditions are less favorable than our projections, film, television and programming cost write-downs may be required.
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. We have updated our revenue recognition policies in conjunction with our adoption of the new revenue recognition guidance as further described in Note 3 to the Condensed Consolidated Financial Statements.
Fixed license fees charged for the right to use our television and motion picture productions are recognized as revenue when the content is available for use by the licensee. TV/SVOD distribution contracts may contain more than one title and/or provide that certain titles are only available for use during defined periods of time during the contract term. In these instances, each title and/or period of availability is generally considered a separate performance obligation. For these contracts, license fees are allocated to each title and period of availability at contract inception based on relative standalone selling price using management’s best estimate. Estimates used to determine a performance obligations’ standalone selling price impact the timing of revenue recognition, but not the total revenue to be recognized under the arrangements.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2018 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on pension plan assets will increase pension expense.
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. Goodwill is allocated to various reporting units, which are an operating segment or one level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses. We include in the projected cash flows an estimate of the revenue we believe the reporting unit would receive if the intellectual property developed by the reporting unit that is being used by other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

reporting units was licensed to an unrelated third party at its fair market value. We believe our estimates of fair value are consistent with how a marketplace participant would value our reporting units.
In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.
The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying value of each asset is above its fair value. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of the asset groups, estimates of future cash flows and the discount rate used to determine fair values. If we had established different asset groups or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.
The Company has cost and equity investments. The fair value of these investments is dependent on the performance of the investee companies as well as volatility inherent in the external markets for these investments. In assessing the potential impairment of these investments, we consider these factors as well as the forecasted financial performance of the investees and market values, where available. If these forecasts are not met or market values indicate an other-than-temporary decline in value, impairment charges may be required.
Allowance for Doubtful Accounts
We evaluate our allowance for doubtful accounts and estimate collectability of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual companies with which we do business. In times of domestic or global economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods.
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and have been developed in consultation with outside counsel as appropriate. From time to time, we may also be involved in other contingent matters for which we have accrued estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our assumptions regarding other contingent matters. See Note 13 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.
Income Tax Audits
As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our future financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.
New Accounting Pronouncements
See Note 18 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
MARKET RISK
The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, commodity fluctuations and changes in the market values of its investments.
Policies and Procedures
In the normal course of business, we employ established policies and procedures to manage the Company’s exposure to changes in interest rates, foreign currencies and commodities using a variety of financial instruments.
Our objectives in managing exposure to interest rate changes are to limit the impact of interest rate volatility on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we primarily use interest rate swaps to manage net exposure to interest rate changes related to the Company’s portfolio of borrowings. By policy, the Company targets fixed-rate debt as a percentage of its net debt between minimum and maximum percentages.
Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
Our objectives in managing exposure to commodity fluctuations are to use commodity derivatives to reduce volatility of earnings and cash flows arising from commodity price changes. The amounts hedged using commodity swap contracts are based on forecasted levels of consumption of certain commodities, such as fuel oil and gasoline.
It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 15 to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation as of March 30, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
During the quarter ended March 30, 2019, we completed the 21CF acquisition (see Note 4 to the Condensed Consolidated Financial Statements for more information). We are currently integrating 21CF into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at September 28, 2019 will not include 21CF.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 13 relating to certain legal matters is incorporated herein by reference.

ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments or asset acquisitions or dispositions), as well as from developments beyond the Company’s control, including: changes in domestic and global economic conditions, competitive conditions and consumer preferences; adverse weather conditions or natural disasters; health concerns; international, political or military developments; and technological developments. Such developments may affect entertainment, travel and leisure businesses generally and may, among other things, affect the performance of the Company’s theatrical and home entertainment releases, the advertising market for broadcast and cable television programming, demand for our products and services, expenses of providing medical and pension benefits, performance of some or all company businesses either directly or through their impact on those who distribute our products.
The seasonality of certain of our businesses could exacerbate negative impacts on our operations.
Each of our businesses is normally subject to seasonal variations, as described in “Management’s Discussion and Analysis - Seasonality.”
Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.
Consummation of the Acquisition has increased our exposure to the risks of operating internationally.
We are a diversified entertainment company that offers entertainment, travel and consumer products worldwide. Although many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside of the U.S., the combination with 21CF has increased the importance of international operations to our future operations, growth and prospects. The risks of operating internationally that we face have increased following the completion of the Acquisition.
Our consolidated indebtedness has increased substantially following completion of the Acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness as of September 29, 2018 was approximately $20.9 billion. Upon completion of the Acquisition, we assumed $23 billion of outstanding debt of 21CF. In addition, we have $15 billion of additional debt under a 364-day credit agreement used to finance a portion of the cash consideration for the 21CF acquisition. We anticipate using proceeds from the sale of the 21CF RSNs to pay down indebtedness when those proceeds become available.
The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. The increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our financial flexibility may be further constrained by the issuance of shares of common stock in the 21CF acquisition, because of dividend payments.
Risks that impact our business as a whole may also impact the success of our direct-to-consumer business.
We may not successfully execute on technology development, service promotion, or creative development. Consumers may not be willing to pay for an expanding set of Direct-to-Consumer (DTC) services, potentially exacerbated by an economic downturn. We face competition for creative talent and may not be successful in recruiting and retaining talent. Government regulation, including revised foreign content and ownership regulations, may impact the implementation of our DTC business plans. Poor quality broadband infrastructure in certain markets may impact our customers’ access to our DTC products and may diminish our customers’ experience with our DTC products. These and other risks may impact the profitability and success of our DTC businesses.
Additional factors are discussed in the 2018 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 30, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 30, 2018 - January 31, 2019	229,366	$111.93	—	158 million
February 1, 2019 - February 28, 2019	24,341	113.06	—	158 million
March 1, 2019 - March 30, 2019	25,285	112.65	—	0
Total	278,992	112.10	—	0

(1)
278,992 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	On March 20, 2019, the Company terminated the repurchase program.

ITEM 5. Other Items
Costs Associated with Exit or Disposal Activities
The information set forth below is included herein for the purpose of providing the disclosure required under “Item 2.05 - Costs Associated with Exit or Disposal Activities” of Form 8-K.
On May 8, 2019, the Company disclosed a restructuring and integration plan as part of its initiative to realize cost synergies from its previously announced acquisition of 21CF. We expect to complete the restructuring and integration plan by the end of Fiscal Year 2021.
The Company estimates it will incur severance and severance-related costs on the order of $1.5 billion. This amount represents an estimate which is subject to change as management finalizes its assessment. The Company may also incur other costs in connection with the plan, such as lease termination costs, but is unable to estimate those amounts at this time.

ITEM 6. Exhibits
See Index of Exhibits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
May 8, 2019
Burbank, California

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019

3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.3 to the Current Report on Form 8-K of the Company filed March 20, 2019

3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019

3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019

4.1
First Supplemental Indenture to the Indenture dated as of September 24, 2001 between TWDC Enterprises 18 Corp. and the 2001 Indenture Trustee, dated as of March 20, 2019, by and among TWDC Enterprises 18 Corp., as issuer, The Walt Disney Company, as guarantor, and Wells Fargo Bank, National Association, as trustee
Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019

4.2	Indenture, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, and TWDC Enterprises 18 Corp., as guarantor, and Citibank, N.A., as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019

4.3
Form of Disney Make-Whole Notes (Disney 5.650% 2020 Notes, Disney 4.500% 2021 Notes, Disney 3.000% 2022 Notes, Disney 4.000% 2023 Notes, Disney 6.400% 2035 Notes, Disney 6.150% 2037 Notes, Disney 6.650% 2037 Notes, Disney 7.850% 2039 Notes, Disney 6.900% 2039 Notes, Disney 6.150% 2041 Notes and Disney 5.400% 2043 Notes)
Exhibit 4.2 to the Current Report on Form 8-K of the Company filed March 20, 2019

4.4	Form of Disney Par Call Notes (Disney 3.700% 2024 Notes, Disney 3.700% 2025 Notes, Disney 3.375% 2026 Notes, Disney 4.750% 2044 Notes, Disney 4.950% 2045 Notes and Disney 4.750% 2046 Notes)	Exhibit 4.3 to the Current Report on Form 8-K of the Company filed March 20, 2019

4.5
Form of Disney Non-Redeemable Notes (Disney 8.875% 2023 Notes, Disney 7.750% January 2024 Notes, Disney 7.750% February 2024 Notes, Disney 9.500% 2024 Notes, Disney 8.500% 2025 Notes, Disney 7.700% 2025 Notes, Disney 7.430% 2026 Notes, Disney 7.125% 2028 Notes, Disney 7.300% 2028 Notes, Disney 7.280% 2028 Notes, Disney 7.625% 2028 Notes, Disney 6.550% 2033 Notes, Disney 8.450% 2034 Notes, Disney 6.200% 2034 Notes, Disney 8.150% 2036 Notes, Disney 6.750% 2038 Notes, Disney 7.750% 2045 Notes, Disney 7.900% 2095 Notes and Disney 8.250% 2096 Notes )
Exhibit 4.4 to the Current Report on Form 8-K of the Company filed March 20, 2019

4.6
Registration Rights Agreement, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, TWDC Enterprises 18 Corp., as guarantor, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, BNP Paribas Securities Corp., HSBC Securities (USA) Inc. and RBC Capital Markets, LLC, as dealer managers
Exhibit 4.5 to the Current Report on Form 8-K of the Company filed March 20, 2019

10.1
364-Day Bridge Credit Agreement, dated as of March 15, 2019, among The Walt Disney Company, as the borrower, the lenders party thereto, Citibank, N.A., as a co-administrative agent, and JPMorgan Chase Bank, N.A., as a co-administrative agent and as the designated agent
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 20, 2019

10.2
364-Day Credit Agreement, dated as of March 15, 2019, among The Walt Disney Company, as the borrower, the lenders party thereto, Citibank, N.A., as a co-administrative agent, and JPMorgan Chase Bank, N.A., as a co-administrative agent and as the designated agent
Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 20, 2019

10.3	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated March 4, 2019	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 4, 2019

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*
A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.