Form 10-Q
period 2019-06-29
Walt Disney Co
filed 2019-08-06
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number 001-38842

Delaware	83-0940635
State or Other Jurisdiction of	I.R.S. Employer Identification
Incorporation or Organization
500 South Buena Vista Street
Burbank, California 91521
Address of Principal Executive Offices and Zip Code
(818) 560-1000
Registrant’s Telephone Number, Including Area Code

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,801,379,029 shares of common stock outstanding as of July 31, 2019.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Services	$18,022	$13,143	$43,899	$38,647
Products	2,223	2,086	6,571	6,481
Total revenues	20,245	15,229	50,470	45,128
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(11,445)	(7,124)	(26,176)	(20,761)
Cost of products (exclusive of depreciation and amortization)	(1,374)	(1,224)	(4,020)	(3,857)
Selling, general, administrative and other	(3,362)	(2,213)	(7,844)	(6,539)
Depreciation and amortization	(1,304)	(744)	(2,864)	(2,217)
Total costs and expenses	(17,485)	(11,305)	(40,904)	(33,374)
Restructuring and impairment charges	(207)	—	(869)	(28)
Other income/(expense), net	(123)	—	4,840	94
Interest expense, net	(411)	(143)	(617)	(415)
Equity in the income / (loss) of investees, net	(1)	73	(234)	122
Income from continuing operations before income taxes	2,018	3,854	12,686	11,527
Income taxes from continuing operations	(395)	(795)	(2,687)	(880)
Net income from continuing operations	1,623	3,059	9,999	10,647
Income from discontinued operations (net of income taxes of $100, $0, $105 and $0, respectively)	359	—	380	—
Net income	1,982	3,059	10,379	10,647
Less: Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(186)	(143)	(343)	(371)
Less: Net income from discontinued operations attributable to noncontrolling interests	(36)	—	(36)	—
Net income attributable to The Walt Disney Company (Disney)	$1,760	$2,916	$10,000	$10,276

Earnings per share attributable to Disney:
Continuing operations	$0.79	$1.95	$5.98	$6.81
Discontinued operations	0.18	—	0.21	—
Diluted(1)	$0.97	$1.95	$6.19	$6.81

Continuing operations	$0.80	$1.96	$6.01	$6.84
Discontinued operations	0.18	—	0.21	—
Basic(1)	$0.98	$1.96	$6.22	$6.84

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,814	1,498	1,616	1,510

Basic	1,802	1,491	1,607	1,502

(1)	Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$1,982	$3,059	$10,379	$10,647
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	3	1	(1)	7
Market value adjustments for hedges	(15)	260	(104)	166
Pension and postretirement medical plan adjustments	24	70	145	225
Foreign currency translation and other	20	(363)	45	(132)
Other comprehensive income	32	(32)	85	266
Comprehensive income	2,014	3,027	10,464	10,913
Net income attributable to noncontrolling and redeemable noncontrolling interests	(222)	(143)	(379)	(371)
Other comprehensive income attributable to noncontrolling and redeemable noncontrolling interests	33	115	(3)	—
Comprehensive income attributable to Disney	$1,825	$2,999	$10,082	$10,542

See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 29, 2019	September 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$6,728	$4,150
Receivables	15,673	9,334
Inventories	1,516	1,392
Television costs and advances	4,526	1,314
Other current assets	1,035	635
Assets held for sale	1,892	—
Total current assets	31,370	16,825
Film and television costs	22,552	7,888
Investments	3,872	2,899
Parks, resorts and other property
Attractions, buildings and equipment	57,457	55,238
Accumulated depreciation	(32,088)	(30,764)
	25,369	24,474
Projects in progress	4,853	3,942
Land	1,170	1,124
	31,392	29,540
Intangible assets, net	25,114	6,812
Goodwill	77,801	31,269
Noncurrent assets held for sale	12,591	—
Other assets	4,783	3,365
Total assets	$209,475	$98,598

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$17,647	$9,479
Current portion of borrowings	21,923	3,790
Deferred revenue and other	4,730	4,591
Liabilities held for sale	293	—
Total current liabilities	44,593	17,860
Borrowings	36,311	17,084
Deferred income taxes	10,404	3,109
Noncurrent liabilities held for sale	2,353	—
Other long-term liabilities	10,561	6,590
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	8,897	1,123
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares at June 29, 2019 and 2.9 billion shares at September 29, 2018	53,718	36,779
Retained earnings	41,382	82,679
Accumulated other comprehensive loss	(3,721)	(3,097)
Treasury stock, at cost, 19 million shares at June 29, 2019 and 1.4 billion shares at September 29, 2018	(907)	(67,588)
Total Disney Shareholders’ equity	90,472	48,773
Noncontrolling interests	5,884	4,059
Total equity	96,356	52,832
Total liabilities and equity	$209,475	$98,598
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income from continuing operations	$9,999	$10,647
Depreciation and amortization	2,864	2,217
Gain on acquisition	(4,794)	—
Deferred income taxes	1,716	(1,411)
Equity in the (income) / loss of investees	234	(122)
Cash distributions received from equity investees	548	587
Net change in film and television costs and advances	59	(601)
Equity-based compensation	591	307
Other	152	297
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(1,428)	(1,178)
Inventories	(96)	53
Other assets	450	(472)
Accounts payable and other liabilities	219	(316)
Income taxes	(6,248)	434
Cash provided by operations - continuing operations	4,266	10,442

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,567)	(3,264)
Acquisitions	(9,901)	(1,581)
Other	(317)	(298)
Cash used in investing activities - continuing operations	(13,785)	(5,143)

FINANCING ACTIVITIES
Commercial paper borrowings, net	2,973	453
Borrowings	31,348	1,056
Reduction of borrowings	(19,039)	(1,356)
Dividends	(1,310)	(1,266)
Repurchases of common stock	—	(3,577)
Proceeds from exercise of stock options	278	129
Contributions from / sales of noncontrolling interests	544	363
Acquisition of noncontrolling and redeemable noncontrolling interests	(1,430)	—
Other	(831)	(783)
Cash provided by / (used in) financing activities - continuing operations	12,533	(4,981)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	320	—
Cash used in financing activities - discontinued operations	(179)	—
Cash used in discontinued operations	141	—

Impact of exchange rates on cash, cash equivalents and restricted cash	47	(51)

Change in cash, cash equivalents and restricted cash	3,202	267
Cash, cash equivalents and restricted cash, beginning of period	4,155	4,064
Cash, cash equivalents and restricted cash, end of period	$7,357	$4,331
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at March 30, 2019	1,798	$53,419	$41,212	$(3,786)	$(907)	$89,938	$14,401	$104,339
Comprehensive income	—	—	1,760	65	—	1,825	128	1,953
Equity compensation activity	3	323	—	—	—	323	—	323
Dividends	—	—	(1,585)	—	—	(1,585)	—	(1,585)
Contributions	—	—	—	—	—	—	689	689
Acquisition of 21CF	—	(30)	—	—	—	(30)	(96)	(126)
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(7,797)	(7,797)
Redemption of noncontrolling interest	—	—	—	—	—	—	(1,430)	(1,430)
Distributions and other	—	6	(5)	—	—	1	(11)	(10)
Balance at June 29, 2019	1,801	$53,718	$41,382	$(3,721)	$(907)	$90,472	$5,884	$96,356

Balance at March 31, 2018	1,496	$36,411	$78,704	$(3,345)	$(66,619)	$45,151	$3,500	$48,651
Comprehensive income	—	—	2,916	83	—	2,999	41	3,040
Equity compensation activity	1	156	—	—	—	156	—	156
Common stock repurchases	(10)	—	—	—	(969)	(969)	—	(969)
Dividends	—	7	(1,256)	—	—	(1,249)	—	(1,249)
Contributions	—	—	—	—	—	—	26	26
Distributions and other	—	—	—	—	—	—	416	416
Balance at June 30, 2018	1,487	$36,574	$80,364	$(3,262)	$(67,588)	$46,088	$3,983	$50,071

(1)	Excludes redeemable noncontrolling interest.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	10,000	82	—	10,082	318	10,400
Equity compensation activity	6	738	—	—	—	738	—	738
Dividends	—	8	(2,903)	—	—	(2,895)	—	(2,895)
Contributions	—	—	—	—	—	—	736	736
Acquisition of 21CF	307	33,774	—	—	—	33,774	10,542	44,316
Adoption of new accounting guidance:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	129	—	—	129	—	129
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)	—	7	—	7
Retirement of treasury stock	—	(17,563)	(49,118)	—	66,681	—	—	—
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(7,797)	(7,797)
Redemption of noncontrolling interest	—	—	—	—	—	—	(1,430)	(1,430)
Distributions and other	—	(18)	(2)	—	—	(20)	(544)	(564)
Balance at June 29, 2019	1,801	$53,718	$41,382	$(3,721)	$(907)	$90,472	$5,884	$96,356

Balance at September 30, 2017	1,517	$36,248	$72,606	$(3,528)	$(64,011)	$41,315	$3,689	$45,004
Comprehensive income	—	—	10,276	266	—	10,542	389	10,931
Equity compensation activity	5	319	—	—	—	319	—	319
Common stock repurchases	(35)	—	—	—	(3,577)	(3,577)	—	(3,577)
Dividends	—	7	(2,522)	—	—	(2,515)	—	(2,515)
Contributions	—	—	—	—	—	—	26	26
Distributions and other	—	—	4	—	—	4	(121)	(117)
Balance at June 30, 2018	1,487	$36,574	$80,364	$(3,262)	$(67,588)	$46,088	$3,983	$50,071

(1)	Excludes redeemable noncontrolling interest.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.	Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended June 29, 2019 are not necessarily indicative of the results that may be expected for the year ending September 28, 2019.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. The term “TWDC” is used to refer to the parent company.
These financial statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K.
On March 20, 2019 the Company acquired Twenty-First Century Fox, Inc. (21CF) (see Note 4). As part of the acquisition, the Company agreed to sell 21CF’s Regional Sports Networks (RSNs) and certain sports media operations in Brazil and Mexico. The assets and liabilities of these operations are reported as held for sale and the income and cash flows are reported as discontinued operations. In addition, as a result of the 21CF acquisition the Company’s ownership interest in Hulu LLC (Hulu) increased to 60% and the Company started consolidating the results of Hulu.
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
21CF and Hulu results are consolidated and reported in our operating segments from the acquisition date through June 29, 2019. The acquired 21CF businesses are generally branded Fox, FX, Star and National Geographic.
DESCRIPTION OF BUSINESS
Media Networks

•	Significant operations:

◦	Disney, ESPN (80% ownership interest), FX, National Geographic (73% ownership interest) and Freeform branded domestic cable networks

◦	ABC branded broadcast television network and eight owned domestic television stations

◦	Television production and distribution

◦	National Geographic branded publishing business

◦	A 50% equity investment in A+E Television Networks (A+E), which operates a variety of cable networks including A&E, HISTORY and Lifetime

•	Significant revenues:

◦
Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. Hulu, YouTube TV) service providers) (MVPDs) and to television stations affiliated with the ABC Network for the right to deliver our programming to their customers

◦
Advertising - Sales of ad time/space on our domestic networks and related platforms (“ratings-based ad sales”, which excludes advertising on digital platforms that is not ratings based), and the sale of ad time on our domestic television stations. Ratings-based ad sales are generally determined using viewership measured with Nielsen ratings. Non-ratings-based advertising on digital platforms is reported by DTCI.

◦
TV/SVOD distribution - Licensing fees and other revenues from the right to use our television programs and productions and revenue from content transactions with other Company segments (“program sales”)

•	Significant expenses:

◦	Operating expenses consisting primarily of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Parks, Experiences and Products

•	Significant operations:

◦	Parks & Experiences:

▪
Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort (47% ownership interest); and Shanghai Disney Resort (43% ownership interest), all of which are consolidated in our results. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort.

▪	Disney Cruise Line, Disney Vacation Club, National Geographic and Disney-branded travel businesses, and Aulani, a Disney Resort & Spa in Hawaii

◦	Consumer Products:

▪	Licensing of our trade names, characters, visual, literary and other intellectual properties to various manufacturers, game developers, publishers and retailers throughout the world

▪
Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, magazines (excluding National Geographic, which is reported in Media Networks), comic books and games

•	Significant revenues:

◦	Theme park admissions - Sales of tickets for admission to our theme parks

◦	Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

◦	Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties

◦	Merchandise licensing and retail:

▪	Merchandise licensing - Royalties from intellectual property licensing

▪	Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as to wholesalers (including sales of published materials and games)

◦	Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort

•	Significant expenses:

◦
Operating expenses primarily consist of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation.

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Studio Entertainment

•	Significant operations:

◦
Motion picture production and distribution under the Walt Disney Pictures, Twentieth Century Fox, Pixar, Marvel, Lucasfilm, Fox 2000, Fox Searchlight Pictures, Twentieth Century Fox Animation and Touchstone banners

◦	Development, production and licensing of live entertainment events on Broadway and around the world (stage plays)

•	Significant revenues:

◦	Theatrical distribution - Rentals from licensing our motion pictures to theaters

◦	Home entertainment - Sale of our motion pictures to retailers and distributors in physical (DVD and Blu-ray) and electronic formats

◦
TV/SVOD distribution and other - Licensing fees and other revenue from the right to use our motion picture productions, revenue from content transactions with other Company segments, ticket sales from stage plays and fees from licensing our intellectual properties for use in live entertainment productions

•	Significant expenses:

◦	Operating expenses consisting primarily of amortization of production, participations and residuals costs, distribution costs and costs of sales

◦	Selling, general and administrative costs

◦	Depreciation and amortization
Direct-to-Consumer & International

•	Significant operations:

◦	Disney, ESPN, Fox, Star, FX and National Geographic branded international television networks and channels (International Channels)

◦	Direct-to-consumer (DTC) businesses distributed digitally to internet-connected devices:

▪
Hulu and Hotstar streaming services, which aggregate acquired television and film entertainment content and produce original content. Prior to the acquisition of 21CF, Hulu was reported as an equity investment.

▪	ESPN+ streaming service, which was launched in April 2018

▪	Disney+ streaming service, which we plan to launch in late 2019

◦	Other Company branded digital content distribution platforms and services

◦	BAMTech LLC (BAMTech) (owned 75% by the Company since September 2017), which provides streaming technology services

◦	Equity investments:

▪	A 50% ownership interest in Endemol Shine Group, which is a multi-platform content provider with creative operations across the world’s major markets

▪	A 27% effective ownership interest in Vice Group Holdings, Inc. (Vice), which is a media company that targets millennial audiences. Vice operates Viceland, which is owned 50% by Vice and 50% by A+E.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

•	Significant revenues:

◦	Affiliate fees - Fees charged to MVPDs for the right to deliver our International Channels to their customers

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
Segment revenues and segment operating income are as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Media Networks	$6,713	$5,534	$18,317	$16,597
Parks, Experiences and Products(1)	6,575	6,136	19,570	18,566
Studio Entertainment(1)	3,836	2,880	7,817	7,888
Direct-to-Consumer & International	3,858	827	5,921	2,589
Eliminations(2)	(737)	(148)	(1,155)	(512)
	$20,245	$15,229	$50,470	$45,128
Segment operating income:
Media Networks	$2,136	$1,995	$5,696	$5,496
Parks, Experiences and Products(1)	1,719	1,655	5,377	4,918
Studio Entertainment(1)	792	701	1,607	2,400
Direct-to-Consumer & International	(553)	(168)	(1,074)	(398)
Eliminations(2)	(133)	6	(174)	(4)
	$3,961	$4,189	$11,432	$12,412

(1)
Studio Entertainment revenues and operating income include an allocation of Parks, Experiences and Products revenues, which is meant to reflect royalties on sales of merchandise based on film properties. The increase to Studio Entertainment revenues and operating income and corresponding decrease to Parks, Experiences and Products revenues and operating income was $126 million and $119 million for the quarters ended June 29, 2019 and June 30, 2018, respectively, and $406 million and $426 million for the nine months ended June 29, 2019 and June 30, 2018, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

(2)	Intersegment content transactions are as follows:

	Quarter Ended		Nine Months Ended
(in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Studio Entertainment:
Content transactions with Media Networks	$(41)	$(25)	$(75)	$(120)
Content transactions with Direct-to-Consumer & International	(82)	(8)	(182)	(24)
Media Networks:
Content transactions with Direct-to-Consumer & International	(614)	(115)	(898)	(368)
	$(737)	$(148)	$(1,155)	$(512)

Operating income:
Studio Entertainment:
Content transactions with Media Networks	$(16)	$7	$(11)	$(2)
Content transactions with Direct-to-Consumer & International	(35)	—	(79)	—
Media Networks:
Content transactions with Direct-to-Consumer & International	(82)	(1)	(84)	(2)
Total	$(133)	$6	$(174)	$(4)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income/(loss) of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Media Networks	$192	$197	$553	$538
Parks, Experiences and Products	—	(5)	(12)	(19)
Direct-to-Consumer & International	7	(119)	(222)	(397)
Equity in the income of investees included in segment operating income	199	73	319	122
Impairment of equity investments	(185)	—	(538)	—
Amortization of 21CF intangible assets related to equity investees	(15)	—	(15)	—
Equity in the income / (loss) of investees, net	$(1)	$73	$(234)	$122

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment operating income	$3,961	$4,189	$11,432	$12,412
Corporate and unallocated shared expenses	(238)	(192)	(678)	(536)
Restructuring and impairment charges	(207)	—	(869)	(28)
Other income/(expense), net	(123)	—	4,840	94
Interest expense, net	(411)	(143)	(617)	(415)
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs(1)	(779)	—	(884)	—
Impairment of equity investments(2)	(185)	—	(538)	—
Income from continuing operations before income taxes	$2,018	$3,854	$12,686	$11,527

(1)
For the quarter ended June 29, 2019, amortization of intangible assets, step-up of film and television costs and intangibles related to 21CF equity investees were $490 million, $274 million and $15 million, respectively. For the nine-months ended June 29, 2019, amortization of intangible assets, step-up of film and television costs and intangibles related to 21CF equity investees were $562 million, $307 million and $15 million, respectively.

(2)	Primarily reflects an impairment of an investment in a cable channel at A+E Television Networks.

3.	Revenues
At the beginning of fiscal 2019, the Company adopted Financial Accounting Standards Board (FASB) guidance that replaced the existing accounting guidance for revenue recognition with a single comprehensive five-step model (“new revenue guidance”). The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. We adopted the new revenue guidance using the modified retrospective method; therefore, results for reporting periods beginning after September 30, 2018 are presented under the new revenue guidance, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting. Upon adoption, we recorded a net reduction of $116 million to opening retained earnings in the first quarter of fiscal 2019.
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

The adoption of the new revenue guidance resulted in certain reclassifications on the Condensed Consolidated Balance Sheet. The primary changes are the reclassification of sales returns reserves (previously reported as a reduction of receivables) to other accrued liabilities ($0.1 billion at June 29, 2019) and the reclassification of refundable customer advances (previously reported as deferred revenues) to other accrued liabilities ($1.0 billion at June 29, 2019).
The cumulative effect of adoption at September 29, 2018 and the impact at June 29, 2019 (had we not applied the new revenue guidance) on the Condensed Consolidated Balance Sheet is as follows:

	September 29, 2018			June 29, 2019
	Fiscal 2018 Ending Balances as Reported	Effect of Adoption	Q1 2019 Opening Balances	Balances Assuming Historical Accounting	Impact of New Revenue guidance	Q3 2019 Ending Balances as Reported
Assets
Receivables - current/non-current	$11,262	$(241)	$11,021	$18,450	$(157)	$18,293
Film and television costs and advances - current/non-current	9,202	48	9,250	27,031	47	27,078

Liabilities
Accounts payable and other accrued liabilities	9,479	1,039	10,518	16,488	1,159	17,647
Deferred revenue and other	4,591	(1,082)	3,509	5,888	(1,158)	4,730
Deferred income taxes	3,109	(34)	3,075	10,429	(25)	10,404

Equity	52,832	(116)	52,716	96,444	(88)	96,356

The impact on the Condensed Consolidated Statement of Income for the quarter and nine months ended June 29, 2019, due to the adoption of the new revenue guidance is as follows:

	Quarter Ended June 29, 2019			Nine Months Ended June 29, 2019
	Results Assuming Historical Accounting	Impact of New Revenue guidance	Reported	Results Assuming Historical Accounting	Impact of New Revenue guidance	Reported
Revenues	$20,250	$(5)	$20,245	$50,260	$210	$50,470
Cost and Expenses	(17,437)	(48)	(17,485)	(40,730)	(174)	(40,904)
Income Taxes	(407)	12	(395)	(2,679)	(8)	(2,687)
Net Income	2,023	(41)	1,982	10,351	28	10,379

The most significant impacts were at the Studio Entertainment, Parks, Experiences and Products and Media Networks segments. For the quarter ended June 29, 2019, Parks, Experiences and Products was impacted by the deferral of revenues related to sales of vacation club properties and Media Networks was impacted by a change in the timing of revenue recognition on contracts with minimum guarantees.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

For the nine months ended June 29, 2019, Studio Entertainment was impacted by a change in the timing of revenue recognition related to film content licensing agreements with multiple availability windows. Parks, Experiences and Products was impacted by the deferral of revenues related to sales of vacation club properties and a change in the timing of revenue recognition on contracts with minimum guarantees. Media Networks was impacted by a change in the timing of revenue recognition on contracts with minimum guarantees.
Summary of Significant Revenue Recognition Accounting Policies
The Company generates revenue from the sale of both services and products. Revenue is recognized when control of the services or products is transferred to the customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for the services or products.
The Company has three broad categories of service revenues: licenses of rights to use our intellectual property, sales to guests at our Parks and Experiences businesses and sales of ad time/space. The Company’s primary product revenues include the sale of food, beverage and merchandise at our parks, resorts and retail stores and the sale of film and television productions in physical formats (DVD and Blu-ray).
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

•
Merchandise licensing - Fees charged for the use of our trade names and characters in connection with the sale of a licensee’s products are recognized as revenue as earned based on the contractual royalty rate applied to the licensee’s underlying product sales. For licenses with minimum guaranteed license fees, the excess of the minimum guaranteed amount over actual royalties earned (“shortfall”) is recognized straight-line over the remaining license period once an expected shortfall is probable.

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and major source:

	Quarter Ended June 29, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$3,564	$—	$—	$993	$(108)	$4,449
Advertising	1,874	—	—	1,489	—	3,363
Theme park admissions	—	1,956	—	—	—	1,956
Resort and vacations	—	1,610	—	—	—	1,610
Retail and wholesale sales of merchandise, food and beverage	—	1,877	—	—	—	1,877
TV/SVOD distribution licensing	1,150	—	746	218	(629)	1,485
Theatrical distribution licensing	—	—	2,240	—	—	2,240
Merchandise licensing	—	631	126	12	—	769
Home entertainment	—	—	432	24	—	456
Other	125	501	292	1,122	—	2,040
Total revenues	$6,713	$6,575	$3,836	$3,858	$(737)	$20,245

	Quarter Ended June 30, 2018(1)
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$2,981	$—	$—	$351	$—	$3,332
Advertising	1,677	1	—	310	—	1,988
Theme park admissions	—	1,834	—	—	—	1,834
Resort and vacations	—	1,530	—	—	—	1,530
Retail and wholesale sales of merchandise, food and beverage	—	1,800	—	—	—	1,800
TV/SVOD distribution licensing	822	—	560	22	(148)	1,256
Theatrical distribution licensing	—	—	1,505	—	—	1,505
Merchandise licensing	—	560	116	18	—	694
Home entertainment	—	—	388	29	—	417
Other	54	411	311	97	—	873
Total revenues	$5,534	$6,136	$2,880	$827	$(148)	$15,229

(1)	Amounts reflect our historical accounting prior to the adoption of the new revenue guidance.

	Nine Months Ended June 29, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$9,873	$—	$—	$1,728	$(120)	$11,481
Advertising	5,521	3	—	2,360	—	7,884
Theme park admissions	—	5,657	—	—	—	5,657
Resort and vacations	—	4,644	—	—	—	4,644
Retail and wholesale sales of merchandise, food and beverage	—	5,767	—	—	—	5,767
TV/SVOD distribution licensing	2,617	—	2,069	275	(1,035)	3,926
Theatrical distribution licensing	—	—	3,365	—	—	3,365
Merchandise licensing	—	2,009	406	40	—	2,455
Home entertainment	—	—	1,127	73	—	1,200
Other	306	1,490	850	1,445	—	4,091
Total revenues	$18,317	$19,570	$7,817	$5,921	$(1,155)	$50,470

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Nine Months Ended June 30, 2018(1)
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$8,891	$—	$—	$1,043	$—	$9,934
Advertising	5,283	5	—	1,022	—	6,310
Theme park admissions	—	5,356	—	—	—	5,356
Resort and vacations	—	4,454	—	—	—	4,454
Retail and wholesale sales of merchandise, food and beverage	—	5,566	—	—	—	5,566
TV/SVOD distribution licensing	2,205	—	1,698	73	(512)	3,464
Theatrical distribution licensing	—	—	3,630	—	—	3,630
Merchandise licensing	—	1,963	426	54	—	2,443
Home entertainment	—	—	1,220	80	—	1,300
Other	218	1,222	914	317	—	2,671
Total revenues	$16,597	$18,566	$7,888	$2,589	$(512)	$45,128

(1)	Amounts reflect our historical accounting prior to the adoption of the new revenue guidance.
The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended June 29, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$6,338	$4,911	$1,728	$1,533	$(601)	$13,909
Europe	295	776	889	473	(80)	2,353
Asia Pacific	63	837	874	1,187	(56)	2,905
Latin America	17	51	345	665	—	1,078
Total revenues	$6,713	$6,575	$3,836	$3,858	$(737)	$20,245

	Nine months ended June 29, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$17,464	$14,742	$3,840	$2,078	$(970)	$37,154
Europe	585	2,261	1,878	846	(118)	5,452
Asia Pacific	195	2,399	1,548	1,566	(67)	5,641
Latin America	73	168	551	1,431	—	2,223
Total revenues	$18,317	$19,570	$7,817	$5,921	$(1,155)	$50,470

Revenues recognized in the current period from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on theatrical and TV/SVOD distribution licensee sales on titles made available to the licensee in previous reporting periods. For the quarter ended June 29, 2019, $0.6 billion was recognized related to performance obligations satisfied prior to March 31, 2019. For the nine months ended June 29, 2019, $0.9 billion was recognized related to performance obligations satisfied prior to September 30, 2018.
As of June 29, 2019, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $2 billion in the remainder of fiscal 2019, $6 billion in fiscal 2020, $4 billion in fiscal 2021 and $5 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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
When the timing of the Company’s revenue recognition is different from the timing of customer payments, the Company recognizes either a contract asset (customer payment is subsequent to revenue recognition and subject to the Company satisfying additional performance obligations) or deferred revenue (customer payment precedes the Company satisfying the performance obligations). Consideration due under contracts with payment in arrears is recognized as accounts receivable. Deferred revenues are recognized as (or when) the Company performs under the contract. Contract assets, accounts receivable and deferred revenues from contracts with customers are as follows:

	June 29, 2019	September 30, 2018
Contract assets	$99	$89
Accounts Receivable
Current	14,414	8,553
Non-current	2,008	1,640
Allowance for doubtful accounts	(265)	(226)
Deferred revenues
Current	4,135	2,926
Non-current	581	609

Contract assets relate to certain multi-season TV/SVOD licensing contracts. Activity for the quarter and nine months ended June 29, 2019 related to contract assets and the allowance for doubtful accounts was not material.
Deferred revenue primarily relates to non-refundable consideration received in advance for (i) licensing contracts, theme park annual passes, theme park tickets and vacation packages and (ii) the deferral of advertising revenues due to ratings shortfalls. The increase in the deferred revenue balance for the nine months ended June 29, 2019 was primarily due to the receipt of additional prepaid park admissions, non-refundable travel deposits and advances on certain licensing arrangements, as well as the acquisition of 21CF and consolidation of Hulu (see Note 4) on March 20, 2019. The acquisition of 21CF and consolidation of Hulu increased deferred revenues by $0.7 billion, of which $0.4 billion was recognized during the quarter ended June 29, 2019. For the quarter and nine months ended June 29, 2019, the Company recognized revenues of $0.3 billion and $2.5 billion, respectively, primarily related to theme park admissions and vacation packages included in the deferred revenue balance at September 30, 2018.

4.	Acquisitions
Twenty-First Century Fox
On March 20, 2019, the Company acquired the outstanding capital stock of 21CF, a diversified global media and entertainment company. Prior to the acquisition, 21CF and a newly-formed subsidiary of 21CF (New Fox) entered into a separation agreement, pursuant to which 21CF transferred to New Fox a portfolio of 21CF’s news, sports and broadcast businesses and certain other assets. 21CF retained all of the assets and liabilities not transferred to New Fox, including the Twentieth Century Fox film and television studios, certain cable networks and 21CF’s international TV businesses; these remaining assets and businesses are held directly or indirectly by the acquired 21CF entity.
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
In connection with the acquisition, outstanding 21CF performance stock units and restricted stock units were either vested upon closing of the acquisition or replaced with new restricted stock units (which require additional service for vesting). The purchase price for 21CF includes $361 million related to 21CF awards that were settled or replaced in connection with the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

acquisition, and the Company recognized compensation expense of $164 million related to awards that were accelerated to vest upon closing of the acquisition. Additionally, compensation expense of $219 million related to awards that were replaced with new restricted stock units will be recognized over the post-acquisition service period of up to approximately two years.
As part of the 21CF acquisition, the Company acquired 21CF’s 30% interest in Hulu increasing our ownership to 60%. As a result, the Company began consolidating Hulu and recorded a one-time gain of $4.8 billion (Hulu Gain) from remeasuring our initial 30% interest to its estimated fair value, which was determined based on a discounted cash flow analysis.
On April 15, 2019, Hulu redeemed Warner Media LLC’s (WM) 10% interest in Hulu for $1.4 billion. The redemption was funded by the Company and Hulu’s remaining noncontrolling interest holder, NBC Universal (NBCU). This resulted in the Company’s and NBCU’s interests in Hulu increasing to 67% and 33%, respectively. NBCU’s participation in the redemption resulted in an update to the Company’s estimated fair value of its initial 30% interest decreasing the Hulu Gain by $123 million.
On May 13, 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. Under the agreement, beginning in January 2024, NBCU has the option to require the Company to purchase NBCU’s interest in Hulu and the Company has the option to require NBCU to sell its interest in Hulu, based on NBCU’s equity ownership percentage of the greater of Hulu’s then fair value or $27.5 billion. Hulu’s future equity capital calls are limited to $1.5 billion in the aggregate each year, with any excess funding requirements funded with member loans. NBCU has the right, but not the obligation, to fund its proportionate share of future capital calls. If NBCU elects not to fund its share of future equity capital calls its ownership will be diluted. However, Disney has agreed that NBCU’s ownership interest in Hulu cannot be diluted below 21%. Additionally, the agreement provides NBCU with 50% of the tax benefit related to the exercise of the put or call.
NBCU’s interest is classified as a redeemable noncontrolling interest on the Company’s Condensed Consolidated Balance Sheet and will generally not be allocated Hulu’s losses as it is required to be carried at a minimum value representing its fair value as of the May 13, 2019 agreement date accreted to its January 2024 redemption value. The accretion of NBCU’s interest will be based on an interest method and recorded in “Net income attributable to noncontrolling interests” on the Consolidated Statement of Income. At June 29, 2019, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $7.8 billion.
Upon closing of the 21CF acquisition, the Company exchanged new Disney notes for outstanding notes issued by 21st Century Fox America, Inc. (21CFA Notes) with a principal balance of $16.8 billion (see Note 6).
The Company also assumed 21CF commitments totaling $31 billion, of which $22 billion relate to the RSNs (see Discontinued Operations below). The remaining commitments are primarily for sports and entertainment programming rights. In addition, we entered into commitments with New Fox totaling $0.3 billion, primarily for the lease of production facilities and office space. Hulu commitments total $3.4 billion and relate primarily to programming rights.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes our preliminary allocation of the March 20, 2019 purchase price:

	Initial Allocation	Valuation Adjustments	Updated Allocation
Cash and cash equivalents	$25,666	$—	$25,666
Receivables	4,746	154	4,900
Film and television costs	20,120	(2,135)	17,985
Investments	1,471	53	1,524
Intangible assets	20,385	(1,325)	19,060
Net assets held for sale	11,704	(414)	11,290
Accounts payable and other liabilities	(10,753)	(1,357)	(12,110)
Borrowings	(21,723)	—	(21,723)
Deferred income taxes	(6,497)	975	(5,522)
Other net liabilities acquired	(3,865)	1,060	(2,805)
Noncontrolling interests	(10,638)	96	(10,542)
Goodwill	43,751	2,770	46,521
Fair value of net assets acquired	74,367	(123)	74,244
Less: Disney’s previously held 30% interest in Hulu	(4,860)	123	(4,737)
Total purchase price	$69,507	$—	$69,507

These changes to the preliminary values, with a corresponding net increase to goodwill, are based on more detailed information obtained about the specific assets and liabilities acquired. The changes made to the initial amounts during the quarter ended June 29, 2019 resulted in no material changes to the amortization expense recorded in the previous quarter.
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
The fair value of investments acquired in the acquisition include $1.2 billion of equity method investments and $0.3 billion of equity investments. Equity method investments primarily consist of a 50% interest in Endemol Shine Group, a global multi-platform content provider and a 30% interest in Tata Sky Limited, a satellite operator in India.
The fair value of the assets acquired includes current trade receivables of $4.9 billion. The gross amount due under the contracts is $5.1 billion, of which $0.2 billion is expected to be uncollectible.
For the nine months ended June 29, 2019, the Company incurred $258 million of acquisition-related expenses, of which $158 million is included in Selling, general, administrative and other, and $100 million related to financing fees is included in Interest expense, net in the Company’s Condensed Consolidated Statement of Income.
The following table summarizes the revenues and net loss from continuing operations (including purchase accounting amortization and the impact of intercompany eliminations and excluding restructuring and impairment charges) of 21CF and Hulu included in the Company’s Condensed Consolidated Statement of Income since the date of acquisition for the quarter and nine months ended June 29, 2019:

	Quarter	Nine Months
21CF:
Revenues	$3,490	$3,863
Net loss from continuing operations	(556)	(611)

Hulu:
Revenues	$906	$1,039
Net loss from continuing operations	(357)	(416)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following pro forma summary presents consolidated information of the Company as if the acquisition of 21CF and consolidation of Hulu had occurred on October 1, 2017:

	Nine Months Ended
	June 29, 2019	June 30, 2018
Revenues	$59,017	$58,223
Net income	6,259	11,800
Net income attributable to Disney	6,147	11,971
Earnings per share attributable to Disney:
Diluted	$3.22	$6.58
Basic	3.24	6.62

These pro forma results include adjustments for purposes of consolidating the historical financial results of 21CF and Hulu (net of adjustments to eliminate transactions between Disney and 21CF, Disney and Hulu and Hulu and 21CF). These pro formas also include $2.7 billion and $2.8 billion (including $0.4 billion and $0.6 billion of amortization related to the RSNs) for the nine months ended June 29, 2019 and June 30, 2018, respectively, to reflect the preliminary estimate of incremental amortization as a result of recording film and television programming and production costs and finite lived intangible assets at fair value. Interest expense of $0.3 billion is included to reflect the cost of borrowings to finance the 21CF acquisition in both the nine months ended June 29, 2019 and June 30, 2018.
Additionally, the nine months ended June 30, 2018 pro forma earnings include the Hulu Gain, compensation expense of $0.2 billion related to 21CF equity awards that were accelerated to vest upon closing of the acquisition, and $0.4 billion of acquisition-related expenses. These amounts were recognized by Disney and 21CF in the nine months ended June 29, 2019, but have been excluded from the nine months ended June 29, 2019 pro forma earnings.
The pro forma results exclude a $10.8 billion gain on sale and $0.3 billion of equity earnings recorded by 21CF for the nine months ended June 29, 2019 and June 30, 2018, respectively, related to its 39% interest in Sky plc, which was sold by 21CF in October 2018. The pro forma results include $0.6 billion and $0.5 billion of net income recorded by 21CF for the nine months ended June 29, 2019 and June 30, 2018, respectively, related to the 21CF businesses that we are required to divest as a condition of the acquisition (see the Assets to be Disposed and Discontinued Operations section below).
These pro forma results do not represent financial results that would have been realized had the acquisition actually occurred on October 1, 2017, nor are they intended to be a projection of future results.
Assets to be Disposed and Discontinued Operations
Pursuant to a consent decree with the U.S. Department of Justice (DOJ), we are required to sell 21CF’s twenty-two RSNs (the RSN Divestiture). The DOJ must approve the purchaser(s) and terms and conditions of the RSN Divestiture and file a motion with the federal court requesting the court to approve the consent decree. The sale must be completed within five days of notice of the federal court approving the consent decree, with the possibility that the DOJ can grant extensions of time up to 90 days. On May 3, 2019, the Company entered into a definitive agreement with Sinclair Broadcast Group, Inc. to sell twenty-one of the RSNs (not including the YES Network), for a sales price of approximately $10 billion. Completion of the transaction is subject to customary closing conditions, including the approval of the DOJ.
Additionally, the Company has agreed with Conselho Administrativo de Defesa Economica (CADE) to sell 21CF’s sports media operations in Brazil (the Brazil Divestiture) and agreed with the Instituto Federal de Telecomunicaciones (IFT) to sell 21CF’s sports media operations in Mexico (the Mexico Divestiture). The Company will have 180 days from the date of the 21CF acquisition to complete the Brazil Divestiture. The Company will have six months, with the possibility that the IFT can grant extensions of time up to another six months, for the Mexico Divestiture. CADE and the IFT must approve the purchaser(s) and terms and conditions of the Brazil and Mexico Divestitures, respectively.
The European Commission approved the acquisition on the condition that the Company divest its interests in certain cable channels in the European Economic Area that are controlled by A+E, including History, H2, Crime & Investigation, Blaze and Lifetime (the EEA Channels). The Company divested its interests in the entities that operate the EEA Channels on April 12, 2019. The EEA Channels are not presented as discontinued operations.
The RSNs and the Brazil and Mexico sports media operations are presented as assets held for sale and discontinued operations in the Condensed Consolidated Balance Sheets and Statements of Income, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The major classes of assets and liabilities of the RSNs and the Brazil and Mexico sports media operations at June 29, 2019 classified as held for sale on our Condensed Consolidated Balance Sheets are presented below and are subject to change based on developments during the sales process.

Cash	$591
Receivables and other current assets	964
Television costs and advances	337
Total current assets classified as held for sale	1,892
Film and television costs	1,704
Property and equipment and other assets	69
Intangible assets, net	7,748
Goodwill	3,070
Total assets classified as held for sale	$14,483

Accounts payable and other accrued liabilities	$246
Current portion of borrowings	44
Deferred revenue and other	3
Total current liabilities classified as held for sale	293
Borrowings	1,057
Other long-term liabilities	241
Redeemable noncontrolling interests	1,055
Total liabilities classified as held for sale	$2,646

Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 29, 2019 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Parks, Experiences and Products	Direct-to-Consumer & International	Unallocated	Total
Balance at Sept. 29, 2018	$19,388	$291	$7,164	$4,426	$—	$—	$—	$31,269
Segment recast (1)	(3,399)	(291)	(70)	(4,426)	4,487	3,699	—	—
Acquisitions (2)	—	—	—	—	—	—	46,521	46,521
Other, net	—	—	4	—	—	7	—	11
Balance at June 29, 2019	$15,989	$—	$7,098	$—	$4,487	$3,706	$46,521	$77,801

(1) Represents the reallocation of goodwill as a result of the Company recasting its segments (see Note 2).
(2) Represents the acquisition of 21CF and consolidation of Hulu.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.	Other Income
Other income is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Hulu Gain(1)	$(123)	$—	$4,794	$—
Insurance recoveries related to legal matters	—	—	46	38
Gain on the sale of property rights and other	—	—	—	56
Other income	$(123)	$—	$4,840	$94

(1)	The quarter ended June 29, 2019, reflects an adjustment to the amount recognized in the second quarter of fiscal 2019. See Note 4 for further details.

6.	Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	June 29, 2019	September 29, 2018
Cash and cash equivalents	$6,728	$4,150
Restricted cash included in:
Other current assets	1	1
Other assets	37	4
Cash included in current assets held for sale	591	—
Total cash, cash equivalents and restricted cash in the statement of cash flows	$7,357	$4,155

Borrowings
During the nine months ended June 29, 2019, the Company’s borrowing activity was as follows:

	September 29, 2018	Borrowings	Payments	Borrowings Assumed in Acquisition of 21CF	Other Activity	June 29, 2019
Commercial paper with original maturities less than three months(1)	$50	$819	$—	$—	$19	$888
Commercial paper with original maturities greater than three months	955	4,110	(1,956)	—	17	3,126
U.S. and European notes	17,942	—	(2,250)	21,174	(66)	36,800
Credit facilities to acquire 21CF	—	31,100	(16,100)	—	—	15,000
Asia Theme Parks borrowings	1,145	—	(48)	—	44	1,141
Foreign currency denominated debt and other(2)	782	248	(641)	549	341	1,279
	20,874	36,277	(20,995)	21,723	355	58,234
Liabilities held for sale	—	50	(18)	1,069	—	1,101
	$20,874	$36,327	$(21,013)	$22,792	$355	$59,335

(1)	Borrowings and reductions of borrowings are reported net.

(2)	The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.

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

All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on June 29, 2019 by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of June 29, 2019, the Company has $1.2 billion of outstanding letters of credit, of which none were issued under this facility. Outstanding letters of credit include letters of credit assumed in the acquisition of 21CF primarily in support of international sports programming rights.
U.S. and European Notes
On March 20, 2019, the Company assumed public debt with a fair value of $21.2 billion (principal balance of $17.4 billion) upon the completion of the 21CF acquisition. The debt has maturities ranging from 1 to 77 years and stated rates ranging from 3.00% to 9.50%. On March 20, 2019, 96% ($16.8 billion) of the assumed debt was exchanged for senior notes of TWDC, with essentially the same terms. The exchange was with qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act), and outside the United States with investors who are not U.S. persons pursuant to Regulation S under the Securities Act. At June 29, 2019, the weighted-average stated and effective interest rates were 5.94% and 4.11%, respectively.
Credit Facilities to Acquire 21CF
On March 20, 2019, the Company borrowed $31.1 billion under two 364-day unsecured bridge loan facilities with a bank syndicate to fund the cash component of the 21CF acquisition. On March 21, 2019, the Company repaid one bridge loan facility in the amount of $16.1 billion, utilizing cash acquired in the 21CF transaction, and terminated the facility. The remaining 364-day unsecured bridge loan facility has $15.0 billion outstanding and is anticipated to be paid down with the after-tax net proceeds from the divestiture of the RSNs. The $15.0 billion loan facility bears interest at LIBOR plus 0.875% (3.26% as of June 29, 2019).
Foreign Currency Denominated Debt and Other
On March 20, 2019 upon the completion of the 21CF acquisition, the Company assumed a term loan and unsecured credit facilities with outstanding balances totaling $211 million and a weighted-average stated interest rate of approximately 7.30%.
On March 20, 2019, the Company consolidated Hulu, which had a $338 million term loan that was repaid on June 4, 2019.
Liabilities Held for Sale
On March 20, 2019, as part of the 21CF acquisition, the Company assumed debt related to The Yankees Entertainment and Sports Network (the YES Network). The YES Network has a $1.6 billion secured revolving credit facility and term loan facility that expires in December 2023. As of June 29, 2019, outstanding borrowings under the term loan facility and secured revolving credit facility were $1.1 billion and $50 million, respectively. The credit facilities bear interest at rates that are reset quarterly and are based on the leverage ratio of the YES Network. The credit facilities contain restrictive covenants and are collateralized by a substantial portion of assets of the YES Network. The YES Network is one of the RSNs that is held for sale (see Note 4).
Cruise Ship Credit Facilities
In October 2016 and December 2017, the Company entered into credit facilities to finance three new cruise ships, which are expected to be delivered in 2021, 2022 and 2023. The financings may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021, another $1.1 billion is available beginning in May 2022 and another $1.1 billion is available beginning in April 2023. If utilized, the interest rates will be fixed at 3.48%, 3.72% and 3.74%, respectively, and the loans and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense, interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Interest expense	$(472)	$(175)	$(833)	$(493)
Interest and investment income	34	32	139	78
Net periodic pension and postretirement benefit costs (other than service costs)	27	—	77	—
Interest expense, net	$(411)	$(143)	$(617)	$(415)

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
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets as of June 29, 2019 and September 29, 2018:

	June 29, 2019	September 29, 2018
Cash and cash equivalents	$825	$834
Other current assets	392	400
Total current assets	1,217	1,234
Parks, resorts and other property	8,860	8,973
Other assets	86	103
Total assets (1)	$10,163	$10,310

Current liabilities	$653	$921
Long-term borrowings	1,141	1,106
Other long-term liabilities	367	382
Total liabilities (1)	$2,161	$2,409

(1)
Total assets of the Asia Theme Parks were $8 billion at both June 29, 2019 and September 29, 2018 including parks, resorts and other property of $7 billion. Total liabilities of the Asia Theme Parks were $2 billion at both June 29, 2019 and September 29, 2018.

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the nine months ended June 29, 2019:

June 29, 2019
Revenues	$2,794
Costs and expenses	(2,688)
Equity in the loss of investees	(12)

Asia Theme Parks’ royalty and management fees of $131 million for the nine months ended June 29, 2019 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended June 29, 2019 were $656 million generated from operating activities, $635 million used in investing activities and $20 million in cash from financing activities. Approximately two thirds of cash flows generated from operating activities and used in investing activities were for the Asia Theme Parks.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 53% and a 47% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $145 million and $97 million, respectively. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at June 29, 2019.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $821 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $152 million due from Shanghai Disney Resort primarily related to royalties. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at June 29, 2019. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.2 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at June 29, 2019.

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

•
A one-time tax is due on certain accumulated foreign earnings (Deemed Repatriation Tax), which is payable over eight years. The effective tax rate is generally 15.5% on the portion of the earnings held in cash and cash equivalents and 8% on the remainder. The Company recognized a charge for the Deemed Repatriation Tax of approximately $0.4 billion, the majority of which was recognized in the first quarter of fiscal 2018. Generally, there will no longer be a U.S. federal income tax cost arising from the repatriation of foreign earnings.

•
The Company is eligible to claim an immediate deduction for investments in qualified fixed assets acquired and film and television productions that commenced after September 27, 2017 and that are placed in service by the end of fiscal 2022. The immediate deduction phases out for assets placed in service in fiscal years 2023 through 2027.

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
Unrecognized Tax Benefits
During the nine months ended June 29, 2019, the Company increased its gross unrecognized tax benefits by $2.1 billion from $0.6 billion to $2.7 billion (before interest and penalties). The increase includes $1.9 billion related to 21CF. In addition, interest and penalty reserves related to 21CF unrecognized tax benefits are $0.7 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by $0.2 billion, of which $0.1 billion would reduce our income tax expense and effective tax rate if recognized.

9.	Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	Jun. 29, 2019	Jun. 30, 2018	Jun. 29, 2019	Jun. 30, 2018	Jun. 29, 2019	Jun. 30, 2018	Jun. 29, 2019	Jun. 30, 2018
Service costs	$89	$87	$255	$262	$2	$3	$6	$8
Other costs (benefits):
Interest costs	152	122	441	367	17	15	50	45
Expected return on plan assets	(250)	(225)	(729)	(677)	(14)	(13)	(42)	(39)
Amortization of prior-year service costs	3	3	10	11	—	—	—	—
Recognized net actuarial loss	65	86	196	261	—	3	—	10
Total other costs (benefits)	(30)	(14)	(82)	(38)	3	5	8	16
Net periodic benefit cost	$59	$73	$173	$224	$5	$8	$14	$24

At the beginning of fiscal 2019, the Company adopted new FASB accounting guidance on the presentation of the components of net periodic pension and postretirement benefit cost (“net periodic benefit cost”). This guidance requires the Company to present the service cost component of net periodic benefit cost in the same line items on the statement of operations as other compensation costs of the related employees (i.e. “Costs and expenses” in the Condensed Consolidated Statement of Income). All of the other components of net periodic benefit cost (“other costs / benefits”) are presented as a component of “Interest expense, net” in the Condensed Consolidated Statement of Income (see Note 6). The other costs/benefits in fiscal 2018 were not material and are reported in Costs and expenses.
In connection with our acquisition of 21CF, we assumed net pension obligations of $237 million ($824 million in obligations and $587 million in plan assets), which is anticipated to have an immaterial impact on our fiscal 2019 Consolidated Statement of Income. During the nine months ended June 29, 2019, the Company made $712 million of contributions to its pension and postretirement medical plans. The Company currently expects to make additional contributions to its pension and postretirement medical plans during the remainder of fiscal 2019 of approximately $250 million. However, final funding amounts for fiscal 2019 will be assessed based on our January 1, 2019 funding actuarial valuation, which will be available by the end of the fourth quarter of fiscal 2019.

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

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,802	1,491	1,607	1,502
Weighted average dilutive impact of Awards	12	7	9	8
Weighted average number of common and common equivalent shares outstanding (diluted)	1,814	1,498	1,616	1,510
Awards excluded from diluted earnings per share	4	12	10	12

11.	Equity
The Company paid the following dividends in fiscal 2019 and 2018:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Fourth quarter of Fiscal 2019	First Half of 2019
$0.88	$1.3 billion	Second quarter of Fiscal 2019	Second Half of 2018
$0.84	$1.2 billion	Fourth Quarter of Fiscal 2018	First Half of 2018
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half of 2017

As a result of the acquisition of 21CF, TWDC became the parent entity of both 21CF and TWDC Enterprises 18 Corp. (formerly known as The Walt Disney Company and referred to herein as Legacy Disney). TWDC issued 307 million shares of common stock to acquire 21CF (see Note 4), and all the outstanding shares of Legacy Disney (other than shares of Legacy Disney held in treasury that were not held on behalf of a third party) were converted on a one-for-one basis into new publicly traded shares of TWDC.
On March 20, 2019, Legacy Disney terminated its share repurchase program, and 1.4 billion treasury shares were canceled, which resulted in a decrease to common stock and retained earnings of $17.6 billion and $49.1 billion, respectively. The cost of treasury shares canceled was allocated to common stock based on the ratio of treasury shares to total shares outstanding, with the excess allocated to retained earnings. At June 29, 2019, TWDC held 19 million treasury shares.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, before tax	Investments	Cash Flow Hedges
Third quarter of fiscal 2019
Balance at March 30, 2019	$(5)	$62	$(4,163)	$(728)	$(4,834)
Quarter Ended June 29, 2019:
Unrealized gains (losses) arising during the period	6	34	(37)	48	51
Reclassifications of realized net (gains) losses to net income	—	(55)	69	—	14
Balance at June 29, 2019	$1	$41	$(4,131)	$(680)	$(4,769)

Third quarter of fiscal 2018
Balance at March 31, 2018	$24	$(197)	$(4,690)	$(358)	$(5,221)
Quarter Ended June 30, 2018:
Unrealized gains (losses) arising during the period	1	296	—	(286)	11
Reclassifications of realized net (gains) losses to net income	—	26	96	—	122
Balance at June 30, 2018	$25	$125	$(4,594)	$(644)	$(5,088)

Nine months ended fiscal 2019
Balance at September 29, 2018	$24	$177	$(4,323)	$(727)	$(4,849)
Nine Months Ended June 29, 2019:
Unrealized gains (losses) arising during the period	1	(21)	(18)	47	9
Reclassifications of net (gains) losses to net income	—	(116)	210	—	94
Reclassifications to retained earnings	(24)	1	—	—	(23)
Balance at June 29, 2019	$1	$41	$(4,131)	$(680)	$(4,769)

Nine months ended fiscal 2018
Balance at September 30, 2017	$15	$(108)	$(4,906)	$(523)	$(5,522)
Nine Months Ended June 30, 2018:
Unrealized gains (losses) arising during the period	10	150	24	(121)	63
Reclassifications of net (gains) losses to net income	—	83	288	—	371
Balance at June 30, 2018	$25	$125	$(4,594)	$(644)	$(5,088)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
Tax on AOCI	Investments	Cash Flow Hedges
Third quarter of fiscal 2019
Balance at March 30, 2019	$1	$(14)	$984	$77	$1,048
Quarter Ended June 29, 2019:
Unrealized gains (losses) arising during the period	(3)	(7)	8	5	3
Reclassifications of realized net (gains) losses to net income	—	13	(16)	—	(3)
Balance at June 29, 2019	$(2)	$(8)	$976	$82	$1,048

Third quarter of fiscal 2018
Balance at March 31, 2018	$(10)	$41	$1,778	$67	$1,876
Quarter Ended June 30, 2018:
Unrealized gains (losses) arising during the period	—	(56)	(2)	38	(20)
Reclassifications of realized net (gains) losses to net income	—	(6)	(24)	—	(30)
Balance at June 30, 2018	$(10)	$(21)	$1,752	$105	$1,826

Nine months ended fiscal 2019
Balance at September 29, 2018	$(9)	$(32)	$1,690	$103	$1,752
Nine Months Ended June 29, 2019:
Unrealized gains (losses) arising during the period	(2)	6	2	(5)	1
Reclassifications of net (gains) losses to net income	—	27	(49)	—	(22)
Reclassifications to retained earnings (1)	9	(9)	(667)	(16)	(683)
Balance at June 29, 2019	$(2)	$(8)	$976	$82	$1,048

Nine months ended fiscal 2018
Balance at September 30, 2017	$(7)	$46	$1,839	$116	$1,994
Nine Months Ended June 30, 2018:
Unrealized gains (losses) arising during the period	(3)	(44)	(5)	(11)	(63)
Reclassifications of net (gains) losses to net income	—	(23)	(82)	—	(105)
Balance at June 30, 2018	$(10)	$(21)	$1,752	$105	$1,826

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, after tax	Investments	Cash Flow Hedges
Third quarter of fiscal 2019
Balance at March 30, 2019	$(4)	$48	$(3,179)	$(651)	$(3,786)
Quarter Ended June 29, 2019:
Unrealized gains (losses) arising during the period	3	27	(29)	53	54
Reclassifications of realized net (gains) losses to net income	—	(42)	53	—	11
Balance at June 29, 2019	$(1)	$33	$(3,155)	$(598)	$(3,721)

Third quarter of fiscal 2018
Balance at March 31, 2018	$14	$(156)	$(2,912)	$(291)	$(3,345)
Quarter Ended June 30, 2018:
Unrealized gains (losses) arising during the period	1	240	(2)	(248)	(9)
Reclassifications of realized net (gains) losses to net income	—	20	72	—	92
Balance at June 30, 2018	$15	$104	$(2,842)	$(539)	$(3,262)

Nine months ended fiscal 2019
Balance at September 29, 2018	$15	$145	$(2,633)	$(624)	$(3,097)
Nine Months Ended June 29, 2019:
Unrealized gains (losses) arising during the period	(1)	(15)	(16)	42	10
Reclassifications of net (gains) losses to net income	—	(89)	161	—	72
Reclassifications to retained earnings (1)	(15)	(8)	(667)	(16)	(706)
Balance at June 29, 2019	$(1)	$33	$(3,155)	$(598)	$(3,721)

Nine months ended fiscal 2018
Balance at September 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)
Nine Months Ended June 30, 2018:
Unrealized gains (losses) arising during the period	7	106	19	(132)	—
Reclassifications of net (gains) losses to net income	—	60	206	—	266
Balance at June 30, 2018	$15	$104	$(2,842)	$(539)	$(3,262)

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cash flow hedges	Primarily revenue	$55	$(26)	$116	$(83)
Estimated tax	Income taxes	(13)	6	(27)	23
		42	(20)	89	(60)

Pension and postretirement medical expense	Costs and expenses	—	(96)	—	(288)
	Interest expense, net	(69)		(210)	—
Estimated tax	Income taxes	16	24	49	82
		(53)	(72)	(161)	(206)

Total reclassifications for the period		$(11)	$(92)	$(72)	$(266)

12.	Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock options	$21	$21	$64	$67
RSUs (1)	114	92	527	240
Total equity-based compensation expense (2)	$135	$113	$591	$307
Equity-based compensation expense capitalized during the period	$22	$17	$60	$54

(1)
Includes 21CF RSUs converted to Company RSUs in connection with the acquisition of 21CF (see Note 4). For the quarter and nine months ended, the Company recognized $39 million and $279 million, respectively, of equity based compensation in connection with the 21CF acquisition.

(2)	Equity-based compensation expense is net of capitalized equity-based compensation and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $149 million and $716 million, respectively, as of June 29, 2019.
The weighted average grant date fair values of options granted during the nine months ended June 29, 2019 and June 30, 2018 were $28.74 and $28.01, respectively.
During the nine months ended June 29, 2019, the Company made equity compensation grants consisting of 4.0 million stock options and 3.4 million RSUs.

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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which have various maturities through 2037. In the event of a debt service shortfall, the Company will be responsible to

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

fund the shortfall. As of June 29, 2019, the remaining debt service obligation guaranteed by the Company was $290 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of film and television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.5 billion as of June 29, 2019. The activity for the quarter and nine-month periods ended June 29, 2019 and June 30, 2018 related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation club properties based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.8 billion as of June 29, 2019. The activity for the quarter and nine-month periods ended June 29, 2019 and June 30, 2018 related to the allowance for credit losses was not material.

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
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at June 29, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investments	$17	$—	$—	$17
Derivatives
Interest rate	—	52	—	52
Foreign exchange	—	502	—	502
Other	—	2	—	2
Liabilities
Derivatives
Interest rate	—	(64)	—	(64)
Foreign exchange	—	(422)	—	(422)
Other	—	(3)	—	(3)
Total recorded at fair value	$17	$67	$—	$84
Fair value of borrowings	$—	$44,194	$17,417	$61,611

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
Level 3 borrowings include the Asia Theme Park borrowings, which are valued based on the current borrowing cost and credit risk of the Asia Theme Parks as well as prevailing market interest rates. Level 3 borrowings at June 29, 2019 also include a bridge loan facility used to finance the acquisition of 21CF. The carrying value approximates fair value of this floating rate financial instrument.
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.
The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. For the nine-month period ending June 29, 2019, the Company recorded impairment charges of $523 million on equity investments as a result of a level 3 fair value measurement. The impairment was recorded in “Equity in the income / (loss) of investees, net” in the Condensed Consolidated Statements of Income.

15.	Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of June 29, 2019
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$169	$181	$(74)	$(147)
Interest rate	—	52	(43)	—
Other	2	—	(2)	(1)
Derivatives not designated as hedges
Foreign exchange	41	111	(127)	(74)
Interest rate	—	—	—	(21)
Gross fair value of derivatives	212	344	(246)	(243)
Counterparty netting	(150)	(245)	215	180
Cash collateral (received)/paid	(4)	—	18	—
Net derivative positions	$58	$99	$(13)	$(63)

	As of September 29, 2018
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$166	$169	$(80)	$(39)
Interest rate	—	—	(329)	—
Other	13	2	—	—
Derivatives not designated as hedges
Foreign exchange	38	96	(95)	(60)
Interest rate	—	—	—	(81)
Gross fair value of derivatives	217	267	(504)	(180)
Counterparty netting	(158)	(227)	254	131
Cash collateral (received)/paid	—	—	135	5
Net derivative positions	$59	$40	$(115)	$(44)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of June 29, 2019 and September 29, 2018, the total notional amount of the Company’s pay-floating interest rate swaps was $6.5 billion and $7.6 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings at June 29, 2019 and September 29, 2018:

	Carrying Amount of Hedged Borrowings (1)		Fair Value Adjustments Included in Hedged Borrowings (1)
	June 29, 2019	September 29, 2018	June 29, 2019	September 29, 2018
Borrowings:
Current	$1,246	$1,585	$(3)	$(14)
Long-term	6,001	6,425	35	(290)
	$7,247	$8,010	$32	$(304)

(1)	Includes $38 million and $41 million of gains on terminated interest rate swaps as of June 29, 2019 and September 29, 2018, respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Gain (loss) on:
Pay-floating swaps	$112	$(25)	$346	$(191)
Borrowings hedged with pay-floating swaps	(112)	25	(346)	191
Benefit (expense) associated with interest accruals on pay-floating swaps	(15)	(9)	(47)	(2)

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 29, 2019 or at September 29, 2018, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter and nine months ended June 29, 2019 and June 30, 2018 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts as of June 29, 2019 or at September 29, 2018 were not material. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings. Gains and losses on the options for the quarter and nine months ended June 29, 2019 and June 30, 2018 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 29, 2019 and September 29, 2018, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.5 billion and $6.2 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

twelve months total $104 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI for the quarter and nine months ended June 29, 2019:

Quarter Ended:
Gain/(loss) recognized in Other Comprehensive Income	$36
Gain/(loss) reclassified from AOCI into the Statement of Income (1)	55

Nine Months Ended:
Gain/(loss) recognized in Other Comprehensive Income	$(5)
Gain/(loss) reclassified from AOCI into the Statement of Income (1)	112

(1)	Primarily recorded in revenue.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at June 29, 2019 and September 29, 2018 were $3.6 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the quarter and nine months ended June 29, 2019 and June 30, 2018 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax expense
Quarter Ended:	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net gain (loss) on foreign currency denominated assets and liabilities	$13	$(175)	$(25)	$28	$(1)	$35
Net gain (loss) on foreign exchange risk management contracts not designated as hedges	(25)	164	23	(34)	(6)	(31)
Net gain (loss)	$(12)	$(11)	$(2)	$(6)	$(7)	$4

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(13)	$(94)	$3	$55	$14	$23
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(5)	73	(5)	(62)	(28)	(15)
Net gains (losses)	$(18)	$(21)	$(2)	$(7)	$(14)	$8
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at June 29, 2019 and September 29, 2018 and related gains or losses recognized in earnings for the quarter and nine months ended June 29, 2019 and June 30, 2018 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at June 29, 2019 and September 29, 2018 were not material. The related gains or losses recognized in earnings for the quarter and nine months ended June 29, 2019 and June 30, 2018 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $94 million and $299 million on June 29, 2019 and September 29, 2018, respectively.

16.	Restructuring Charges
The Company has begun implementing a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of 21CF. Although our plans are not yet finalized, we currently anticipate that the total severance and related costs could be on the order of $1.5 billion. To date, we have recorded severance and related costs totaling $608 million in connection with the plan. In addition, we recorded charges totaling $261 million for equity based compensation, primarily for 21CF awards that were accelerated to vest upon the closing of the 21CF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company may incur other costs in connection with the plan such as lease termination costs, but is unable to estimate those amounts at this time. For the prior-year quarter and nine-month period, restructuring and impairment charges were not material.
The following table summarizes the changes in restructuring reserves related to 21CF integration efforts and excludes approximately $20 million of prior restructuring activities:

	Quarter Ended June 29, 2019			Nine Months Ended June 29, 2019
	One-time Termination Benefits	Contract Termination	Total	One-time Termination Benefits	Contract Termination	Total
Beginning Balance:	$288	$115	$403	$—	$—	$—
Additions:
Media Networks	8	8	16	41	29	70
Parks, Experiences and Products	1	—	1	5	3	8
Studio Entertainment	24	32	56	94	55	149
Direct-to-Consumer & International	81	21	102	174	54	228
Corporate	19	11	30	107	46	153
Total Additions	133	72	205	421	187	608
Payments	(53)	(10)	(63)	(53)	(10)	(63)
Other	—	—	—	—	—	—
Ending Balance:	$368	$177	$545	$368	$177	$545

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
TWDC was formed in June 2018, was a subsidiary of Legacy Disney until March 20, 2019, and did not have any balances or activity prior to fiscal 2019.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Certain amounts in the September 29, 2018 Condensed Consolidating Balance Sheets have been revised for offsetting $294 million understatements of Legacy Disney’s investments in subsidiaries and intercompany payables. Non-Guarantor Subsidiaries had corresponding understatements in intercompany receivables and shareholders’ equity. The adjustments, which the Company has determined are not material to this disclosure, are eliminated in consolidation and therefore have no impact on the Company’s consolidated financial statements.
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended June 29, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$20,176	$69	$20,245
Costs and expenses
Operating expenses	—	—	(12,819)	—	(12,819)
Selling, general, administrative and other	—	(133)	(3,229)	—	(3,362)
Depreciation and amortization	—	—	(1,304)	—	(1,304)
Total costs and expenses	—	(133)	(17,352)	—	(17,485)
Restructuring and impairment charges	—	—	(207)	—	(207)
Allocations to non-guarantor subsidiaries	—	120	(120)	—	—
Other income/(expense), net	43	7	(104)	(69)	(123)
Interest income/(expense), net	(172)	(299)	60	—	(411)
Equity in the income (loss) of investees, net	—	—	(1)	—	(1)
Income from continuing operations before income taxes	(129)	(305)	2,452	—	2,018
Income taxes from continuing operations	25	59	(479)	—	(395)
Earnings from subsidiary entities	1,505	2,654	—	(4,159)	—
Net income from continuing operations	1,401	2,408	1,973	(4,159)	1,623
Income (loss) from discontinued operations	359	—	359	(359)	359
Net income	1,760	2,408	2,332	(4,518)	1,982
Less: Net income from continuing operations attributable to noncontrolling interests	—	—	(186)	—	(186)
Less: Net income from discontinued operations attributable to noncontrolling interests	—	—	(36)	—	(36)
Net income excluding noncontrolling interests	$1,760	$2,408	$2,110	$(4,518)	$1,760
Comprehensive income excluding noncontrolling interests	$1,825	$2,422	$2,138	$(4,560)	$1,825

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended June 30, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$15,271	$(42)	$15,229
Costs and expenses
Operating expenses	—	—	(8,348)	—	(8,348)
Selling, general, administrative and other	—	(160)	(2,053)	—	(2,213)
Depreciation and amortization	—	(1)	(743)	—	(744)
Total costs and expenses	—	(161)	(11,144)	—	(11,305)
Restructuring and impairment charges	—		—	—	—
Allocations to non-guarantor subsidiaries	—	150	(150)	—	—
Other income/(expense), net	—	113	(155)	42	—
Interest income/(expense), net	—	(179)	36	—	(143)
Equity in the income (loss) of investees, net	—	—	73	—	73
Income before taxes	—	(77)	3,931	—	3,854
Income taxes	—	13	(808)	—	(795)
Earnings from subsidiary entities	—	2,980	—	(2,980)	—
Net income	—	2,916	3,123	(2,980)	3,059
Less: Net income attributable to noncontrolling interests	—	—	(143)	—	(143)
Net income excluding noncontrolling interests	$—	$2,916	$2,980	$(2,980)	$2,916
Comprehensive income excluding noncontrolling interests	$—	$2,999	$2,756	$(2,756)	$2,999
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended June 29, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$50,320	$150	$50,470
Costs and expenses
Operating expenses	—	—	(30,196)	—	(30,196)
Selling, general, administrative and other	—	(492)	(7,352)	—	(7,844)
Depreciation and amortization	—	(1)	(2,863)	—	(2,864)
Total costs and expenses	—	(493)	(40,411)	—	(40,904)
Restructuring and impairment charges	—	—	(869)	—	(869)
Allocations to non-guarantor subsidiaries	—	450	(450)	—	—
Other income/(expense), net	43	102	4,845	(150)	4,840
Interest income/(expense), net	(346)	(535)	264	—	(617)
Equity in the income (loss) of investees, net	—	—	(234)	—	(234)
Income from continuing operations before income taxes	(303)	(476)	13,465	—	12,686
Income taxes from continuing operations	63	96	(2,846)	—	(2,687)
Earnings from subsidiary entities	1,821	11,487	—	(13,308)	—
Net income from continuing operations	1,581	11,107	10,619	(13,308)	9,999
Income (loss) from discontinued operations	380	—	380	(380)	380
Net income	1,961	11,107	10,999	(13,688)	10,379
Less: Net income from continuing operations attributable to noncontrolling interests	—	—	(343)	—	(343)
Less: Net income from discontinued operations attributable to noncontrolling interests	—	—	(36)	—	(36)
Net income excluding noncontrolling interests	$1,961	$11,107	$10,620	$(13,688)	$10,000
Comprehensive income excluding noncontrolling interests	$2,026	$11,138	$10,623	$(13,705)	$10,082

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended June 30, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$45,224	$(96)	$45,128
Costs and expenses
Operating expenses	—	—	(24,618)	—	(24,618)
Selling, general, administrative and other	—	(445)	(6,094)	—	(6,539)
Depreciation and amortization	—	(1)	(2,216)	—	(2,217)
Total costs and expenses	—	(446)	(32,928)	—	(33,374)
Restructuring and impairment charges	—	—	(28)	—	(28)
Allocations to non-guarantor subsidiaries	—	416	(416)	—	—
Other income/(expense), net	—	(14)	12	96	94
Interest income/(expense), net	—	(493)	78	—	(415)
Equity in the income (loss) of investees, net	—	—	122	—	122
Income before taxes	—	(537)	12,064	—	11,527
Income taxes	—	47	(927)	—	(880)
Earnings from subsidiary entities	—	10,766	—	(10,766)	—
Net income	—	10,276	11,137	(10,766)	10,647
Less: Net income attributable to noncontrolling interests	—	—	(371)	—	(371)
Net income excluding noncontrolling interests	$—	$10,276	$10,766	$(10,766)	$10,276
Comprehensive income excluding noncontrolling interests	$—	$10,542	$10,683	$(10,683)	$10,542

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 29, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$752	$—	$5,976	$—	$6,728
Receivables, net	434	—	15,240	(1)	15,673
Inventories	—	4	1,512	—	1,516
Television costs and advances	—	—	4,526	—	4,526
Other current assets	99	8	928	—	1,035
Assets held for sale	—	—	1,892	—	1,892
Total current assets	1,285	12	30,074	(1)	31,370
Film and television costs	—	—	22,552	—	22,552
Investments in subsidiaries	127,471	279,884	—	(407,355)	—
Other investments	—	—	3,872	—	3,872
Parks, resorts and other property, net	—	10	31,382	—	31,392
Intangible assets, net	—	—	25,114	—	25,114
Goodwill	—	—	77,801	—	77,801
Noncurrent assets held for sale	—	—	12,591	—	12,591
Intercompany receivables	4,001	—	134,412	(138,413)	—
Other assets	311	501	4,479	(508)	4,783
Total assets	$133,068	$280,407	$342,277	$(546,277)	$209,475
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$1,905	$267	$15,476	$(1)	$17,647
Current portion of borrowings	19,014	2,757	152	—	21,923
Deferred revenues and other	16	37	4,880	(203)	4,730
Liabilities held for sale	—	—	293	—	293
Total current liabilities	20,935	3,061	20,801	(204)	44,593
Non-current liabilities
Borrowings	$20,319	$13,770	$2,222	$—	$36,311
Deferred income taxes	—	—	10,709	(305)	10,404
Noncurrent liabilities held for sale	—	—	2,353	—	2,353
Other long-term liabilities	860	2,175	7,526	—	10,561
Intercompany payables	482	133,930	4,001	(138,413)	—
Total non-current liabilities	21,661	149,875	26,811	(138,718)	59,629
Redeemable noncontrolling interests	—	—	8,897	—	8,897
Total Disney Shareholders’ equity	90,472	127,471	279,884	(407,355)	90,472
Noncontrolling interests	—	—	5,884	—	5,884
Total equity	90,472	127,471	285,768	(407,355)	96,356
Total liabilities and equity	$133,068	$280,407	$342,277	$(546,277)	$209,475

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$1,367	$2,783	$—	$4,150
Receivables, net	—	155	9,179	—	9,334
Inventories	—	4	1,388	—	1,392
Television costs and advances	—	—	1,314	—	1,314
Other current assets	—	152	483	—	635
Total current assets	—	1,678	15,147	—	16,825
Film and television costs	—	—	7,888	—	7,888
Investments in subsidiaries	—	149,880	—	(149,880)	—
Other investments	—	—	2,899	—	2,899
Parks, resorts and other property, net	—	12	29,528	—	29,540
Intangible assets, net	—	—	6,812	—	6,812
Goodwill	—	—	31,269	—	31,269
Intercompany receivables	—	—	79,793	(79,793)	—
Other assets	—	911	3,178	(724)	3,365
Total assets	$—	$152,481	$176,514	$(230,397)	$98,598
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$—	$688	$8,791	$—	$9,479
Current portion of borrowings	—	3,751	39	—	3,790
Deferred revenues and other	—	115	4,476	—	4,591
Total current liabilities	—	4,554	13,306	—	17,860
Non-current liabilities
Borrowings	$—	$15,676	$1,408	$—	$17,084
Deferred income taxes	—	—	3,833	(724)	3,109
Other long-term liabilities	—	3,685	2,905	—	6,590
Intercompany payables	—	79,793	—	(79,793)	—
Total non-current liabilities	—	99,154	8,146	(80,517)	26,783
Redeemable noncontrolling interests	—	—	1,123	—	1,123
Total Disney Shareholders’ equity	—	48,773	149,880	(149,880)	48,773
Noncontrolling interests	—	—	4,059	—	4,059
Total equity	—	48,773	153,939	(149,880)	52,832
Total liabilities and equity	$—	$152,481	$176,514	$(230,397)	$98,598

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 29, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations	$133	$(1,170)	$5,463	$(160)	$4,266

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	—	(3,567)	—	(3,567)
Acquisitions	(35,702)	—	25,801	—	(9,901)
Intercompany investing activities, net	16,400	(11)	(1,014)	(15,375)	—
Other	—	—	(317)	—	(317)
Cash used in investing activities	(19,302)	(11)	20,903	(15,375)	(13,785)

FINANCING ACTIVITIES
Commercial paper, net	3,983	(1,010)	—	—	2,973
Borrowings	31,100	—	248	—	31,348
Reduction of borrowings	(16,100)	(2,250)	(689)	—	(19,039)
Dividends	—	(1,310)	—	—	(1,310)
Repurchases of common stock	—	—	—	—	—
Proceeds from exercise of stock options	194	84	—	—	278
Intercompany financing, net	805	4,552	(20,892)	15,535	—
Contributions from / sales of noncontrolling interest	—	—	544	—	544
Acquisition of noncontrolling and redeemable noncontrolling interests	—	—	(1,430)	—	(1,430)
Other	(61)	(252)	(518)	—	(831)
Cash used in financing activities	19,921	(186)	(22,737)	15,535	12,533

Discontinued operations	—	—	141	—	141

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	47	—	47

Change in cash, cash equivalents and restricted cash	752	(1,367)	3,817	—	3,202
Cash, cash equivalents and restricted cash, beginning of year	—	1,367	2,788	—	4,155
Cash, cash equivalents and restricted cash, end of period	$752	$—	$6,605	$—	$7,357

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended June 30, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations	$—	$250	$10,298	$(106)	$10,442

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	(2)	(3,262)	—	(3,264)
Acquisitions	—	—	(1,581)	—	(1,581)
Intercompany investing activities, net	—	(1,601)	—	1,601	—
Other	—	—	(298)	—	(298)
Cash used in investing activities	—	(1,603)	(5,141)	1,601	(5,143)

FINANCING ACTIVITIES
Commercial paper, net	—	453	—	—	453
Borrowings	—	997	59	—	1,056
Reduction of borrowings	—	(1,300)	(56)	—	(1,356)
Dividends	—	(1,266)	(106)	106	(1,266)
Repurchases of common stock	—	(3,577)	—	—	(3,577)
Intercompany financing, net	—	6,116	(4,515)	(1,601)	—
Proceeds from exercise of stock options	—	129	—	—	129
Contributions from / sales of noncontrolling interest	—	—	363	—	363
Other	—	(221)	(562)	—	(783)
Cash used in financing activities	—	1,331	(4,817)	(1,495)	(4,981)

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	(51)	—	(51)

Change in cash, cash equivalents and restricted cash	—	(22)	289	—	267
Cash, cash equivalents and restricted cash, beginning of year	—	693	3,371	—	4,064
Cash, cash equivalents and restricted cash, end of period	$—	$671	$3,660	$—	$4,331

18.	New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2019

•	Revenues from Contracts with Customers - See Note 3

•	Intra-Entity Transfers of Assets Other Than Inventory - See Note 8

•	Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - See Note 9

•	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - See Note 11

•	Recognition and Measurement of Financial Assets and Liabilities - See Note 11

•	Targeted Improvements to Accounting for Hedging Activities - The adoption of the new guidance did not have a material impact on our consolidated financial statements
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
The new guidance provides a number of practical expedients for transition upon adoption. The Company expects to elect the practical expedients that permit the Company not to reassess its prior conclusions concerning whether:

•	Arrangements contain a lease

•	The Company’s lease arrangements are operating or capital leases (financing)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

•	Initial direct costs should be capitalized

•	Existing land easements are leases
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

•
Requires produced and acquired programming costs to be tested for impairment using the lowest level of identifiable cash flows based on the predominant monetization strategy for the content (i.e., monetized individually or in a group)

While we currently do not expect the new guidance will have a material impact on our financial statements, it is relevant to the accounting for content to be used on our streaming services. The guidance is effective at the beginning of the Company’s 2021 fiscal year (with early adoption permitted) and requires prospective adoption. The Company plans to adopt the new guidance by the beginning of fiscal 2020.

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
Commitments and Contingencies
Other Matters
Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	June 29, 2019	June 30, 2018	Better/ (Worse)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues:
Services	$18,022	$13,143	37%	$43,899	$38,647	14%
Products	2,223	2,086	7%	6,571	6,481	1%
Total revenues	20,245	15,229	33%	50,470	45,128	12%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(11,445)	(7,124)	(61)%	(26,176)	(20,761)	(26)%
Cost of products (exclusive of depreciation and amortization)	(1,374)	(1,224)	(12)%	(4,020)	(3,857)	(4)%
Selling, general, administrative and other	(3,362)	(2,213)	(52)%	(7,844)	(6,539)	(20)%
Depreciation and amortization	(1,304)	(744)	(75)%	(2,864)	(2,217)	(29)%
Total costs and expenses	(17,485)	(11,305)	(55)%	(40,904)	(33,374)	(23)%
Restructuring and impairment charges	(207)	—	nm	(869)	(28)	>(100)%
Other income/(expense), net	(123)	—	nm	4,840	94	>100%
Interest expense, net	(411)	(143)	>(100)%	(617)	(415)	(49)%
Equity in the income / (loss) of investees, net	(1)	73	nm	(234)	122	nm
Income from continuing operations before income taxes	2,018	3,854	(48)%	12,686	11,527	10%
Income taxes from continuing operations	(395)	(795)	50%	(2,687)	(880)	>(100)%
Net income from continuing operations	1,623	3,059	(47)%	9,999	10,647	(6)%
Income from discontinued operations (net of income taxes of $100, $0, $105 and $0, respectively)	359	—	nm	380	—	nm
Net income	1,982	3,059	(35)%	10,379	10,647	(3)%
Less: Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(186)	(143)	(30)%	(343)	(371)	8%
Less: Net income from discontinued operations attributable to noncontrolling interests	(36)	—	nm	(36)	—	nm
Net income attributable to Disney	$1,760	$2,916	(40)%	$10,000	$10,276	(3)%
Diluted earnings per share from continuing operations attributable to Disney	$0.79	$1.95	(59)%	$5.98	$6.81	(12)%
The Company’s financial results for fiscal 2019 are presented in accordance with new accounting guidance for revenue recognition (ASC 606) that we adopted at the beginning of fiscal 2019. Prior period results have not been restated to reflect this change in accounting guidance. Current quarter segment operating income includes a $53 million unfavorable impact from the ASC 606 adoption while the current nine-month segment operating income includes a $35 million benefit. For the current quarter the most significant ASC 606 impacts were a $23 million decrease at Parks, Experiences and Products, which reflected the deferral of revenues related to sales of vacation club properties, and a $16 million decrease at Media Networks, which reflected a change in timing of revenue recognition on contracts with minimum guarantees. For the nine months, the most significant benefit from ASC 606 was an $86 million increase at Studio Entertainment for the timing of revenue recognition at our TV/SVOD distribution business, partially offset by a $52 million decrease at Parks, Experiences and Products, which reflected the deferral of revenues related to sales of vacation club properties. We do not anticipate the impact of adoption of ASC 606 on our full-year fiscal 2019 results will be material. Further information about our adoption of ASC 606 is provided in Note 3 to the Condensed Consolidated Financial Statements.
Quarter Results
Revenues for the quarter increased 33%, or $5.0 billion, to $20.2 billion; net income attributable to Disney decreased 40%, or $1.2 billion, to $1.8 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) decreased 59% from $1.95 to $0.79. The EPS decrease for the quarter was due to amortization of intangibles and fair value step-up on film and television costs from the 21CF acquisition and consolidation of Hulu, an increase in shares outstanding,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

higher interest expense, lower segment operating income, which included a $0.3 billion adverse impact from the consolidation of 21CF and Hulu in the current quarter, restructuring costs in connection with the integration of 21CF and investment impairments. The increases in shares outstanding and interest expense were due to the acquisition of 21CF. Segment operating income from our legacy operations increased due to growth at Studio Entertainment and Parks, Experiences and Products, partially offset by increased losses at Direct-to-Consumer & International.
Revenues
Service revenues for the quarter increased 37%, or $4.9 billion, to $18.0 billion due to the consolidation of 21CF and Hulu’s operations and to a lesser extent, growth at our legacy operations. The increase at our legacy operations was due to growth in theatrical distribution revenue and higher guest spending at our theme parks and resorts, partially offset by a decrease in TV/SVOD distribution revenue. Service revenues reflected an approximate 1 percentage point decrease due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (“FX Impact”).
Product revenues for the quarter increased 7%, or $0.1 billion, to $2.2 billion primarily due to the consolidation of 21CF’s operations and growth at our legacy operations. The increase at our legacy operations was due to guest spending growth at our theme parks and resorts, partially offset by lower home entertainment volumes. Product revenues reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Costs and expenses
Cost of services for the quarter increased 61%, or $4.3 billion, to $11.4 billion due to the consolidation of 21CF and Hulu’s operations and, to a lesser extent, higher costs at our legacy operations. The increase at our legacy operations reflected higher programming and production costs, an increase in film cost amortization due to higher theatrical distribution revenue, and labor cost inflation at our theme parks and resorts. Cost of services reflected an approximate 1 percentage point decrease due to a favorable FX Impact.
Cost of products for the quarter increased 12%, or $150 million, to $1.4 billion due to higher costs at our legacy operations and the consolidation of 21CF’s operations. The increase in costs at our legacy operations was due to labor cost inflation and higher sales of food, beverage and merchandise at our theme parks and resorts, partially offset by lower home entertainment volumes. Cost of products reflected an approximate 2 percentage point decrease due to a favorable FX Impact.
Selling, general, administrative and other costs increased 52%, or $1.1 billion, to $3.4 billion primarily due to the consolidation of 21CF and Hulu’s operations and to a lesser extent, higher marketing costs at our legacy operations. Selling, general, administrative and other costs reflected an approximate 2 percentage point decrease due to a favorable FX Impact.
Depreciation and amortization increased 75%, or $560 million, to $1,304 million, due to the amortization of intangible assets arising from the consolidation of 21CF and Hulu’s operations.
Restructuring and impairment charges
Restructuring and impairment charges of $207 million for the current quarter were primarily for severance in connection with the acquisition and integration of 21CF.
Other income/(expense), net
Other income/(expense), net of $123 million in the current quarter was due to an adjustment to the non-cash gain recognized in the second quarter of the current year in connection with the acquisition of a controlling interest in Hulu (“Hulu Gain”) (See Note 4 to the Condensed Consolidated Financial Statements).
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Interest expense	$(472)	$(175)	>(100)%
Interest income, investment income and other	61	32	91%
Interest expense, net	$(411)	$(143)	>(100)%
The increase in interest expense was due to higher debt balances as a result of the 21CF acquisition.
The increase in interest income, investment income and other was due to higher interest income on cash balances and the inclusion of a $27 million benefit related to pension and postretirement benefit costs, other than service cost, partially offset by higher investment impairments. The Company adopted new accounting guidance in fiscal 2019 and now presents the elements

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

of pension and postretirement plan costs, other than service cost, in “Interest expense, net.” The comparable benefit of $9 million in the prior-year quarter was reported in “Costs and expenses.” The benefit in the current quarter was due to the expected return on pension plan assets exceeding interest expense on plan liabilities and amortization of prior net actuarial losses.
Equity in the income / (loss) of investees
Equity in the income / (loss) of investees decreased from income of $73 million to a loss of $1 million for the quarter due to investment impairments, partially offset by the impact of consolidating Hulu. In the current quarter, Hulu’s results are reported in revenues and expenses. In the prior-year quarter, the Company recognized its ownership share of Hulu’s results in equity in the income of investees.
Effective Income Tax Rate

	Quarter Ended
	June 29, 2019	June 30, 2018	Change Better/(Worse)
Effective income tax rate	19.6%	20.6%	1.0	ppt
The decrease in the effective income tax rate was due to U.S. federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act) enacted in the prior year (See Note 8 to the Condensed Consolidated Financial Statements). The Tax Act reduced the Company’s U.S. statutory federal income tax rate to 21.0% in fiscal 2019 from 24.5% in fiscal 2018. This was partially offset by the comparison to a one-time $0.1 billion benefit from the Tax Act in the prior-year quarter.
Noncontrolling Interests

	Quarter Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Net income from continuing operations attributable to noncontrolling interests	$(186)	$(143)	(30)%
The increase in net income from continuing operations attributable to noncontrolling interests was primarily due to the accretion of the redeemable noncontrolling interest in Hulu (See Note 4 to the Condensed Consolidated Financial Statements), the consolidation of 21CF’s operations and growth at ESPN. These increases were partially offset by a higher loss from our direct-to-consumer sports business. The impact from 21CF was primarily due to the allocation of income to the National Geographic noncontrolling interest holder.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Comparability
Results for the quarter ended June 29, 2019 were impacted by the following:

•	Amortization of $779 million related to 21CF and Hulu intangible assets and fair value step-up on film and television costs
•Restructuring charges of $207 million

•	Equity investment impairments totaling $185 million
•An adjustment of $123 million to the Hulu Gain recognized in the second quarter of fiscal 2019
Results for the quarter ended June 30, 2018 were impacted by the following:
•A benefit of $110 million from the Tax Act

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Quarter Ended June 29, 2019:
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs(3)	$(779)	$168	$(611)	$(0.34)
Restructuring and impairment charges	(207)	48	(159)	(0.09)
Impairment of equity investments	(185)	42	(143)	(0.08)
Hulu Gain adjustment	(123)	28	(95)	(0.05)
Total	$(1,294)	$286	$(1,008)	$(0.56)

Quarter Ended June 30, 2018:
Net benefit from the Tax Act	$—	$110	$110	$0.07

(1)	Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.

(2)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(3)	Includes amortization of intangibles related to 21CF equity investees.
Nine-Month Results
Revenues for the nine-month period increased 12%, or $5.3 billion, to $50.5 billion; net income attributable to Disney decreased 3%, or $0.3 billion, to $10.0 billion; and EPS decreased 12% from $6.81 to $5.98. The EPS decrease for the nine-month period was due to the comparison to a benefit from the Tax Act in the prior year, lower segment operating income, which included a $0.3 billion adverse impact from the consolidation of 21CF and Hulu from the March 20, 2019 acquisition date, amortization expense from intangibles and fair value step-up on film and television costs from the 21CF acquisition and consolidation of Hulu, an increase in shares outstanding, restructuring costs in connection with the integration of 21CF and investment impairments. These decreases were partially offset by the Hulu Gain. The increase in shares outstanding reflects shares issued for the acquisition of 21CF. Segment operating income from our legacy operations decreased due to lower results at Studio Entertainment and increased losses at Direct-to-Consumer & International, partially offset by growth at Parks, Experiences and Products.
Revenues
Service revenues for the nine-month period increased 14%, or $5.3 billion, to $43.9 billion due to the consolidation of 21CF and Hulu’s operations and to a lesser extent, growth at our legacy operations. The increase at our legacy operations was due to higher guest spending at our theme parks and resorts and affiliate fee growth, partially offset by lower theatrical and TV/SVOD distribution revenue. Service revenues reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Product revenues for the nine-month period increased 1%, or $90 million, to $6.6 billion due the consolidation of 21CF’s operations. Product revenues at our legacy operations were comparable to the prior year as guest spending growth at our theme parks and resorts was essentially offset by lower volumes and net effective pricing on home entertainment distribution. Product revenues reflected an approximate 1 percentage point decrease due to an unfavorable FX Impact.
Costs and expenses
Cost of services for the nine-month period increased 26%, or $5.4 billion, to $26.2 billion, due to the consolidation of 21CF and Hulu’s operations and higher costs at our legacy operations. The increase in costs at our legacy operations reflected higher programming and production costs, labor cost inflation at our theme parks and resorts and an increase in film cost amortization. Cost of services reflected an approximate 1 percentage point decrease due to a favorable FX Impact.
Cost of products for the nine-month period increased 4%, or $163 million, to $4.0 billion, due the consolidation of 21CF’s operations and to a lesser extent, higher costs at our legacy operations. The increase in costs at our legacy operations was due to labor cost inflation and higher sales of food, beverage and merchandise at our theme parks and resorts, partially offset by a decrease in home entertainment volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Selling, general, administrative and other costs for the nine-month period increased 20%, or $1.3 billion, to $7.8 billion, primarily due to the consolidation of 21CF and Hulu’s operations and higher marketing costs at our legacy operations. Selling, general, administrative and other costs reflected an approximate 2 percentage point decrease due to a favorable FX Impact.
Depreciation and amortization increased 29%, or $647 million, to $2.9 billion, due to the amortization of intangible assets arising from the consolidation of 21CF and Hulu’s operations.
Restructuring and impairment charges
Restructuring and impairment charges of $0.9 billion for the current period were primarily for severance and equity compensation costs in connection with the acquisition and integration of 21CF.
Restructuring and impairment charges of $28 million in the prior-year period were primarily for severance costs.
Other income/(expense), net
Other income of $4.8 billion in the current period was due to the Hulu Gain.
Other income of $94 million for the prior-year period reflects a gain from the sale of property rights and insurance recoveries related to a legal matter.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Interest expense	$(833)	$(493)	(69)%
Interest income, investment income and other	216	78	>100%
Interest expense, net	$(617)	$(415)	(49)%
The increase in interest expense for the nine-month period was due to higher average debt balances, which includes debt assumed and financing costs incurred related to the 21CF acquisition and, to a lesser extent, higher average interest rates. These increases were partially offset by higher capitalized interest and market value adjustments on pay-floating interest rate swap options.
The increase in interest income, investment income and other was due to a $77 million benefit related to pension and postretirement benefit costs, other than service cost, and higher interest income on cash balances. The comparable benefit related to pension and postretirement benefit costs of $22 million in the prior-year nine month period was reported in “Costs and expenses.” The benefit in the current nine month period was due to the expected return on pension plan assets exceeding interest expense on plan liabilities and amortization of prior net actuarial losses.
Equity in the income / (loss) of investees
Equity in the income / (loss) of investees decreased $356 million to a loss of $234 million for the current period due to investment impairments, partially offset by lower equity losses from Hulu as a result of our consolidation of Hulu following the 21CF acquisition.
Effective Income Tax Rate

	Nine Months Ended
	June 29, 2019	June 30, 2018	Change Better/(Worse)
Effective income tax rate	21.2%	7.6%	(13.6)	ppt
The increase in the effective income tax rate reflected the comparison to a $1.8 billion net benefit related to the Tax Act that was recognized in the prior-year period. The current period benefited from a reduction in the Company’s U.S. statutory federal income tax rate to 21.0% in fiscal 2019 from 24.5% in fiscal 2018.
See Note 8 of the Condensed Consolidated Financial Statements for further information on the impact of the Tax Act on the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Noncontrolling Interests

	Nine Months Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Net income from continuing operations attributable to noncontrolling interests	$(343)	$(371)	8%
The decrease in net income from continuing operations attributable to noncontrolling interests for the nine-month period was due to higher losses from our direct-to-consumer sports business and at Shanghai Disney Resort, partially offset by the acquisition of 21CF and growth at Hong Kong Disneyland Resort. The impact from 21CF was primarily due to the allocation of income to the National Geographic noncontrolling interest holder.
Certain Items Impacting Comparability
Results for the nine months ended June 29, 2019 were impacted by the following:
•The Hulu Gain of $4.8 billion
•A benefit of $46 million from insurance recoveries related to a legal matter
•A benefit of $34 million from the Tax Act
•Restructuring charges of $869 million

•	Amortization of $884 million related to 21CF and Hulu intangible assets and fair value step-up on film and television costs

•	Equity investment impairments totaling $538 million
Results for the nine months ended June 30, 2018 were impacted by the following:
•A benefit of $1.8 billion from the Tax Act
•Gains of $53 million from the sale of property rights
•A benefit of $38 million from insurance recoveries related to a legal matter
•Restructuring charges of $28 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Nine Months Ended June 29, 2019:
Hulu Gain	$4,794	$(1,103)	$3,691	$2.28
Insurance recoveries related to a legal matter	46	(11)	35	0.02
Net benefit from the Tax Act	—	34	34	0.02
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs(3)	(884)	191	(693)	(0.43)
Restructuring and impairment charges	(869)	200	(669)	(0.42)
Impairment of equity investments	(538)	123	(415)	(0.26)
Total	$2,549	$(566)	$1,983	$1.23

Nine Months Ended June 30, 2018:
Net benefit from the Tax Act	$—	$1,801	$1,801	$1.17
Gain from sale of property rights	53	(12)	41	0.03
Insurance recoveries related to a legal matter	38	(10)	28	0.02
Restructuring and impairment charges	(28)	6	(22)	(0.01)
Total	$63	$1,785	$1,848	$1.21

(1)	Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.

(2)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(3)	Includes amortization of intangibles related to 21CF equity investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 29, 2019 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
Direct-to-Consumer & International revenues fluctuate based on: the timing and performance of releases of our digital media content; viewership levels on our cable channels and digital platforms; changes in subscriber levels; and the demand for sports and our content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons and content production schedules.
In general, 21CF revenues are similar to revenues generated at Media Networks and Studio Entertainment and are subject to similar fluctuations.
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment operating income, which is shown below along with segment revenues:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues:
Media Networks	$6,713	$5,534	21%	$18,317	$16,597	10%
Parks, Experiences and Products	6,575	6,136	7%	19,570	18,566	5%
Studio Entertainment	3,836	2,880	33%	7,817	7,888	(1)%
Direct-to-Consumer & International	3,858	827	>100%	5,921	2,589	>100%
Eliminations	(737)	(148)	>(100)%	(1,155)	(512)	>(100)%
	$20,245	$15,229	33%	$50,470	$45,128	12%
Segment operating income/(loss):
Media Networks	$2,136	$1,995	7%	$5,696	$5,496	4%
Parks, Experiences and Products	1,719	1,655	4%	5,377	4,918	9%
Studio Entertainment	792	701	13%	1,607	2,400	(33)%
Direct-to-Consumer & International	(553)	(168)	>(100)%	(1,074)	(398)	>(100)%
Eliminations	(133)	6	nm	(174)	(4)	>(100)%
	$3,961	$4,189	(5)%	$11,432	$12,412	(8)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table reconciles income from continuing operations before income taxes to segment operating income:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)	June 29, 2019	June 30, 2018	Better/ (Worse)
Income from continuing operations before income taxes	$2,018	$3,854	(48)%	$12,686	$11,527	10%
Add/(subtract):
Corporate and unallocated shared expenses	238	192	(24)%	678	536	(26)%
Restructuring and impairment charges	207	—	nm	869	28	>(100)%
Other income	123	—	nm	(4,840)	(94)	>100%
Interest expense, net	411	143	>(100)%	617	415	(49)%
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs(1)	779	—	nm	884	—	nm
Impairment of equity investments	185	—	nm	538	—	nm
Segment Operating Income	$3,961	$4,189	(5)%	$11,432	$12,412	(8)%

(1)	Includes amortization of intangibles related to 21CF equity investees.
Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)	June 29, 2019	June 30, 2018	Better/ (Worse)
Media Networks
Cable Networks	$29	$26	(12)%	$79	$83	5%
Broadcasting	22	22	—%	62	68	9%
Total Media Networks	51	48	(6)%	141	151	7%
Parks, Experiences and Products
Domestic	366	348	(5)%	1,085	1,075	(1)%
International	181	194	7%	549	561	2%
Total Parks, Experiences and Products	547	542	(1)%	1,634	1,636	—%
Studio Entertainment	22	15	(47)%	53	42	(26)%
Direct-to-Consumer & International	86	26	>(100)%	155	75	>(100)%
Corporate	43	47	9%	124	138	10%
Total depreciation expense	$749	$678	(10)%	$2,107	$2,042	(3)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)	June 29, 2019	June 30, 2018	Better/ (Worse)
Media Networks	$—	$—	nm	$—	$—	nm
Parks, Experiences and Products	27	27	—%	81	82	1%
Studio Entertainment	15	16	6%	46	48	4%
Direct-to-Consumer & International	23	23	—%	68	45	(51)%
21CF and Hulu	490	—	nm	562	—	nm
Total amortization of intangible assets	$555	$66	>(100)%	$757	$175	>(100)%
Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Affiliate fees	$3,564	$2,981	20%
Advertising	1,874	1,677	12%
TV/SVOD distribution and other	1,275	876	46%
Total revenues	6,713	5,534	21%
Operating expenses	(4,092)	(3,257)	(26)%
Selling, general, administrative and other	(626)	(431)	(45)%
Depreciation and amortization	(51)	(48)	(6)%
Equity in the income of investees	192	197	(3)%
Operating Income	$2,136	$1,995	7%
Revenues
The increase in affiliate fees was due to increases of 16% from the consolidation of 21CF’s operations and 8% from higher contractual rates, partially offset by decreases of approximately 2 and one-half percent from fewer subscribers and 1% from the adoption of ASC 606.
The increase in advertising revenues was due to an increase of $229 million at Cable Networks, from $786 million to $1,015 million, partially offset by a decrease of $32 million at Broadcasting, from $891 million to $859 million. Cable Networks advertising revenue reflected increases of 18% from the consolidation of 21CF’s operations, 6% from higher rates and 5% from higher impressions. Rates were positively impacted by two additional NBA finals games. The increase in impressions reflected more units delivered, partially offset by lower average viewership. Broadcasting advertising revenue reflected decreases of 11% from lower network impressions, due to lower average viewership, and 1% at the owned television stations, partially offset by increases of 6% from higher network rates and 4% from the consolidation of 21CF’s operations.
TV/SVOD distribution and other revenue increased $399 million due to the consolidation of 21CF’s operations, which reflected sales of Twentieth Century Fox Television programs. This increase was partially offset by a decrease in ABC Studios program sales reflecting the prior-year sale of Luke Cage and lower sales of How to Get Away With Murder, Designated Survivor, Scandal and Agents of S.H.I.E.L.D.
Costs and Expenses
Operating expenses include programming and production costs, which increased $724 million, from $3,057 million to $3,781 million. At Cable Networks, programming and production costs increased $482 million due to the consolidation of 21CF’s operations, timing of Freeform programming and production cost amortization and contractual rate increases for NBA and MLB programming. At Broadcasting, programming and production costs increased $242 million due to the consolidation of 21CF’s operations, partially offset by lower costs at our legacy operations. The decrease at our legacy operations was due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

lower ABC Studios program sales, a decrease in average cost programming compared to the prior-year quarter, which included airings of Roseanne, and lower program cost write-downs.
Selling, general, administrative and other costs increased $195 million, from $431 million to $626 million, due to the consolidation of 21CF’s operations.
Segment Operating Income
Segment operating income increased 7%, or $141 million, to $2,136 million due to the consolidation of 21CF’s operations and increases at ESPN and the ABC Network, partially offset by lower income from ABC Studios program sales.
The following table presents supplemental revenue and operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Supplemental revenue detail
Cable Networks	$4,464	$3,597	24%
Broadcasting	2,249	1,937	16%
	$6,713	$5,534	21%
Supplemental operating income detail
Cable Networks	$1,637	$1,429	15%
Broadcasting	307	369	(17)%
Equity in the income of investees	192	197	(3)%
	$2,136	$1,995	7%
Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Network segment that are excluded from segment operating income:

	Quarter Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Amortization of 21CF intangible assets and fair value step-up on film and television costs(1)	$(322)	$—	nm
Restructuring and impairment charges	(20)	—	nm
Impairment of equity investments	(185)	—	nm
(1) Amortization of step-up on film and television costs was $186 million and amortization of intangible assets was $136 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Parks, Experiences and Products
Operating results for the Parks Experiences and Products segment are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Theme park admissions	$1,956	$1,834	7%
Parks & Experiences merchandise, food and beverage	1,515	1,442	5%
Resorts and vacations	1,610	1,530	5%
Merchandise licensing and retail	993	918	8%
Parks licensing and other	501	412	22%
Total revenues	6,575	6,136	7%
Operating expenses	(3,482)	(3,189)	(9)%
Selling, general, administrative and other	(800)	(718)	(11)%
Depreciation and amortization	(574)	(569)	(1)%
Equity in the loss of investees	—	(5)	—%
Operating Income	$1,719	$1,655	4%
Revenues
Parks, Experiences and Products results include a benefit from a shift in the timing of the Easter holiday. In the current year, the entire Easter holiday fell in the third quarter, while the third quarter of the prior year only included one week of the Easter holiday.
The increase in theme park admissions revenue was due to an increase of 12% from higher average ticket prices, partially offset by decreases of 4% from lower attendance and 1% from an unfavorable FX Impact.
Parks & Experiences merchandise, food and beverage revenue growth was due to an increase of 7% from higher average guest spending, partially offset by a decrease of 2% from lower volumes.
The increase in resorts and vacations revenue was driven by increases of 2% each from average ticket prices for cruise line sailings and average daily hotel room rates, partially offset by a decrease 1% from lower vacation club unit sales.
Merchandise licensing and retail revenues were higher due to increases of 6% from merchandise licensing, 2% from our retail stores and 1% from publishing. The increase in merchandise licensing revenues was driven by higher revenue from Toy Story merchandise, partially offset by a decrease from Star Wars merchandise. The increase at our retail business was due to increases in comparable store sales and online revenue. Higher revenue at our publishing business was due to the consolidation of 21CF’s operations.
The increase in parks licensing and other revenue was primarily due to the adoption of ASC 606, which required certain cost reimbursements from licensees to be recognized as revenue (rather than recorded as an offset to operating expenses).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Jun. 29, 2019	Jun. 30, 2018	Jun. 29, 2019	Jun. 30, 2018	Jun. 29, 2019	Jun. 30, 2018
Parks
Increase/(decrease)
Attendance	(3)%	1%	(7)%	2%	(4)%	1%
Per Capita Guest Spending	10%	5%	17%	4%	12%	4%
Hotels (1)
Occupancy	88%	86%	83%	87%	87%	86%
Available Room Nights (in thousands)	2,503	2,517	793	793	3,296	3,310
Per Room Guest Spending	$366	$357	$350	$324	$362	$349

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2018 third quarter average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $118 million, from $1,469 million to $1,587 million, cost of goods sold and distribution costs, which increased $29 million, from $669 million to $698 million, and infrastructure costs, which increased $49 million, from $558 million to $607 million. The increase in operating labor was due to inflation, including the impact of wage increases for our union employees. The increase in cost of goods sold and distribution costs was driven by higher sales of food, beverage and merchandise at our theme parks and resorts. Higher infrastructure costs were primarily due to an increase in technology spending and costs for new guest offerings, including expenses associated with Star Wars: Galaxy’s Edge. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $97 million, from $493 million to $590 million primarily due to the recognition of certain cost reimbursements as revenue (rather than recorded as an offset to operating expenses) and inflation.
Selling, general, administrative and other costs increased $82 million from $718 million to $800 million driven by inflation and higher marketing spend.
Segment Operating Income
Segment operating income increased 4%, or $64 million, to $1,719 million due to increases at our consumer products businesses and Disneyland Paris, partially offset by a decrease at our domestic theme parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment to provide continuity with our legacy reporting:

	Quarter Ended		% Change Better / (Worse)
(in millions)	June 29, 2019	June 30, 2018
Supplemental revenue detail
Parks & Experiences
Domestic	$4,420	$4,089	8%
International	1,126	1,104	2%
Consumer Products	1,029	943	9%
	$6,575	$6,136	7%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,157	$1,195	(3)%
International	189	144	31%
Consumer Products	373	316	18%
	$1,719	$1,655	4%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Theatrical distribution	$2,240	$1,505	49%
Home entertainment	432	388	11%
TV/SVOD distribution and other	1,164	987	18%
Total revenues	3,836	2,880	33%
Operating expenses	(2,013)	(1,426)	(41)%
Selling, general, administrative and other	(994)	(722)	(38)%
Depreciation and amortization	(37)	(31)	(19)%
Operating Income	$792	$701	13%
Revenues
The increase in theatrical distribution revenue was due to the performance of Avengers: Endgame and Toy Story 4 in the current quarter compared to Avengers: Infinity War and Incredibles 2 in the prior-year quarter. Additionally, the current quarter included Aladdin and 21CF’s Dark Phoenix whereas the prior-year quarter included Solo: A Star Wars Story.
Higher home entertainment revenue was due to an increase of 34% from the consolidation of 21CF’s operations, partially offset by decreases of 17% from lower unit sales and 4% from net effective pricing at our legacy operations. The decrease in unit sales at our legacy operations was driven by the performance of Black Panther in the prior-year quarter compared to Captain Marvel in the current quarter. The decrease in net effective pricing at our legacy operations was driven by a decrease in sales of new release titles, which have a higher sales price compared to catalog titles. Net effective pricing is the wholesale selling price adjusted for discounts, sales incentives and returns.
Growth in TV/SVOD distribution and other revenue was due to an increase of 19% from TV/SVOD distribution driven by the consolidation of 21CF’s operations, partially offset by a decrease at our legacy operations due to sales of Star Wars: The Last Jedi and Thor: Ragnarok in domestic pay television in the prior-year quarter with no comparable titles in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include an increase of $475 million in film cost amortization, from $1,080 million to $1,555 million, due to the consolidation of 21CF’s operations and an increase at our legacy operations. The increase in film cost amortization at our legacy operations was due to higher theatrical revenues in the current quarter, partially offset by lower film cost impairments. Operating expenses also include cost of goods sold and distribution costs, which increased $112 million, from $346 million to $458 million primarily due to the consolidation of 21CF’s operations.
Selling, general, administrative and other costs increased $272 million from $722 million to $994 million, due to the consolidation of 21CF’s operations.
Segment Operating Income
Segment operating income increased 13%, or $91 million, to $792 million due to higher theatrical distribution results and lower film cost impairments at our legacy operations, partially offset by the consolidation of 21CF’s operations and lower TV/SVOD and home entertainment distribution results at our legacy operations.
Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Quarter Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Amortization of 21CF intangible assets and fair value step-up on film and television costs(1)	$(121)	$—	nm
Restructuring and impairment charges	(59)	—	nm
(1) Amortization of step-up on film and television costs was $92 million and amortization of intangible assets was $29 million.

Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Affiliate fees	$993	$351	>100%
Advertising	1,489	310	>100%
Subscription fees and other	1,376	166	>100%
Total revenues	3,858	827	>100%
Operating expenses	(3,562)	(622)	>(100)%
Selling, general, administrative and other	(747)	(205)	>(100)%
Depreciation and amortization	(109)	(49)	>(100)%
Equity in the income/(loss) of investees	7	(119)	nm
Operating Loss	$(553)	$(168)	>(100)%
Revenues
The increase in affiliate fees was due to the consolidation of 21CF’s operations.
The increase in advertising revenues was due to increases of $621 million at our International Channels driven by the consolidation of 21CF’s operations, and $558 million in addressable ad sales driven by the consolidation of Hulu’s operations. Prior to March 20, 2019, the Company’s share of Hulu results was reported in equity in the loss of investees.
Subscription fees and other revenue increased due to the inclusion of Hulu subscription fees and 21CF international program sales and to a lesser extent, higher subscription fees for ESPN+, which launched in April 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Costs and Expenses
Operating expenses include a $2,609 million increase in programming and production costs, from $387 million to $2,996 million and a $331 million increase in other operating expenses, from $235 million to $566 million. The increase in programming and production costs was due to the consolidation of 21CF and Hulu’s operations, and to a lesser extent, the ramp up of our investment in ESPN+ and the upcoming launch of Disney+. Other operating expenses, which include technical support and distribution costs, increased due to the consolidation of Hulu and 21CF’s operations.
Selling, general, administrative and other costs increased $542 million from $205 million to $747 million due to the consolidation of 21CF and Hulu’s operations.
Depreciation and amortization increased $60 million from $49 million to $109 million driven by the consolidation of 21CF and Hulu’s operations.
Equity in the Income/(Loss) of Investees
Loss from equity investees in the prior-year quarter was $119 million and improved by $126 million to income from equity of investees of $7 million in the current quarter, due to the consolidation of Hulu. In the current quarter, Hulu’s results are reported in revenues and expenses. In the prior-year quarter, the Company recognized its ownership share of Hulu’s results in equity in the loss of investees.
Segment Operating Loss
Segment operating loss increased to $553 million due to the consolidation of Hulu’s operations, our ramp up of investment in ESPN+ and costs associated with the upcoming launch of Disney+. Results for the quarter also reflected a benefit from the consolidation of 21CF’s operations due to income at the Fox and National Geographic international channels, partially offset by a loss at Star India.
The following table presents supplemental revenue and operating income/(loss) detail for the Direct-to-Consumer & International segment to provide information on International Channels that were historically reported in the Media Networks segment. Fiscal 2019 also includes revenues and operating income from the consolidation of 21CF and Hulu’s operations:

	Quarter Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better / (Worse)
Supplemental revenue detail
International Channels	$1,957	$470	>100%
Direct-to-Consumer businesses and other	1,901	357	>100%
	$3,858	$827	>100%
Supplemental operating income/(loss) detail
International Channels	$202	$98	>100%
Direct-to-Consumer businesses and other	(762)	(147)	>(100)%
Equity in the income/(loss) of investees	7	(119)	nm
	$(553)	$(168)	>(100)%
Items Excluded from Segment Operating Loss Related to Direct-to-Consumer & International
The following table presents supplemental information for items related to the Direct-to-Consumer & International segment that are excluded from segment operating loss:

	Quarter Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(334)	$—	nm
Adjustment to Hulu Gain	(123)	—	nm
Restructuring and impairment charges	(106)	—	nm
(1) Amortization of intangible assets was $323 million, amortization of intangible assets related to 21CF equity investees was $15 million and amortization of step-up on film and television costs was a benefit of $4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Eliminations
Intersegment content transactions are as follows:

	Quarter Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(41)	$(25)	(64)%
Content transactions with Direct-to-Consumer & International	(82)	(8)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(614)	(115)	>(100)%
Total	$(737)	$(148)	>(100)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$(16)	$7	nm
Content transactions with Direct-to-Consumer & International	(35)	—	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	(82)	(1)	>(100)%
Total	$(133)	$6	nm
Revenues and Operating Income
The increase in the impact from eliminations was driven by the elimination of sales of ABC Studios and Twentieth Century Fox Television programs to Hulu.

BUSINESS SEGMENT RESULTS - Nine Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Affiliate Fees	$9,873	$8,891	11%
Advertising	5,521	5,283	5%
TV/SVOD distribution and other	2,923	2,423	21%
Total revenues	18,317	16,597	10%
Operating expenses	(11,439)	(10,137)	(13)%
Selling, general, administrative and other	(1,594)	(1,351)	(18)%
Depreciation and amortization	(141)	(151)	7%
Equity in the income of investees	553	538	3%
Operating Income	$5,696	$5,496	4%
Revenues
The increase in affiliate fees was due to increases of 7% from higher contractual rates and 6% from the consolidation of 21CF’s operations, partially offset by a decrease of 2% from fewer subscribers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The increase in advertising revenues was due to an increase of $242 million at Cable Networks, from $2,532 million to $2,774 million, partially offset by a decrease of $4 million at Broadcasting, from $2,751 million to $2,747 million. Cable Networks advertising revenue reflected increases of 7% from the consolidation of 21CF’s operations and 3% from higher rates. Impressions were comparable to the prior-year period as higher units delivered were offset by lower average viewership. Rates were positively impacted by two additional NBA finals games. Broadcasting advertising revenue reflected a decrease of 10% from lower network impressions due to lower average viewership, which was largely offset by increases of 7% from higher network rates and 2% from the owned television stations. The increase at the owned television stations was due to higher rates driven by higher political advertising.
TV/SVOD distribution and other revenue increased $500 million due to the consolidation of 21CF’s operations, which reflected sales of Twentieth Century Fox Television programs. This increase was partially offset by a decrease in ABC Studios program sales reflecting the prior-year sale of Luke Cage and lower sales of Scandal, Designated Survivor, Once Upon a Time and Grey’s Anatomy, partially offset by the current-year sale of The Punisher.
Costs and Expenses
Operating expenses include programming and production costs, which increased $1,181 million, from $9,647 million to $10,828 million. At Cable Networks, programming and production costs increased $721 million due to the consolidation of 21CF’s operations and contractual rate increases for college sports, NFL and NBA programming. At Broadcasting, programming and production costs increased $460 million due to the consolidation of 21CF’s operations, partially offset by the impact of lower ABC Studios program sales.
Selling, general, administrative and other costs increased $243 million, from $1,351 million to $1,594 million, due to the consolidation of 21CF’s operations.
Segment Operating Income
Segment operating income increased 4%, or $200 million, to $5,696 million due to the consolidation of 21CF’s operations and growth at the Domestic Disney Channels, the owned television stations and ESPN, partially offset by lower income from ABC Studios program sales.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Cable Networks	$12,243	$11,083	10%
Broadcasting	6,074	5,514	10%
	$18,317	$16,597	10%
Segment operating income
Cable Networks	$4,169	$3,950	6%
Broadcasting	974	1,008	(3)%
Equity in the income of investees	553	538	3%
	$5,696	$5,496	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Network segment that are excluded from segment operating income:

	Nine Months Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Amortization of 21CF intangible assets and fair value step-up on film and television costs(1)	$(372)	$—	nm
Restructuring and impairment charges	(84)	(6)	>(100)%
Impairment of equity investments	(185)	—	nm
(1) Amortization of step-up on film and television costs was $218 million and amortization of intangible assets was $154 million.

Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Theme park admissions	$5,657	$5,356	6%
Parks & Experiences merchandise, food and beverage	4,491	4,289	5%
Resorts and vacations	4,644	4,454	4%
Merchandise licensing and retail	3,285	3,240	1%
Parks licensing and other	1,493	1,227	22%
Total revenues	19,570	18,566	5%
Operating expenses	(10,229)	(9,763)	(5)%
Selling, general, administrative and other	(2,237)	(2,148)	(4)%
Depreciation and amortization	(1,715)	(1,718)	—%
Equity in the loss of investees	(12)	(19)	37%
Operating Income	$5,377	$4,918	9%
Revenues
The increase in theme park admissions revenue was due to an increase of 8% from higher average ticket prices, partially offset by decreases of 1% from lower attendance and 1% from an unfavorable FX Impact.
Parks & Experiences merchandise, food and beverage revenue growth was due to an increase of 5% from higher average guest spending.
The increase in resorts and vacations revenue was primarily due to increases of 2% from higher average daily hotel room rates, 1% from an increase in average ticket prices for cruise line sailings and 1% from higher occupied hotel room nights. These increases were partially offset by a decrease of 1% from lower vacation club unit sales.
Merchandise licensing and retail revenue growth was driven by an increase of 2% from our games business due to the sale of rights to a video game and royalties from the licensed title, Kingdom Hearts III.
The increase in parks licensing and other revenue was driven by the adoption of ASC 606, which required certain cost reimbursements from licensees to be recognized as revenue (rather than recorded as an offset to operating expenses).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Parks
Increase/(decrease)
Attendance	—%	4%	(5)%	4%	(2)%	4%
Per Capita Guest Spending	7%	6%	12%	7%	8%	6%
Hotels (1)
Occupancy	92%	89%	83%	85%	89%	88%
Available Room Nights (in thousands)	7,477	7,540	2,381	2,380	9,858	9,920
Per Room Guest Spending	$359	$349	$319	$304	$350	$339

(1)	Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2018 nine-month average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $211 million from $4,384 million to $4,595 million, cost of sales and distribution costs, which increased $72 million from $2,079 million to $2,151 million, and infrastructure costs, which increased $32 million from $1,722 million to $1,754 million. The increase in operating labor was primarily due to inflation, including the impact of wage increases for our union employees, partially offset by a favorable FX Impact and the comparison to a special domestic employee bonus that was recognized in fiscal 2018. Higher cost of sales and distribution costs were driven by higher sales of food, beverage and merchandise at our theme parks and resorts and inflation, partially offset by the impact of lower attendance. The increase in infrastructure costs was driven by higher technology spending and an increase in property taxes, partially offset by cost efficiency initiatives. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $151 million, from $1,578 million to $1,729 million, due to the recognition of certain cost reimbursements as revenue (rather than recorded as an offset to operating expenses).
Selling, general, administrative and other costs increased $89 million from $2,148 million to $2,237 million driven by higher marketing spend.
Segment Operating Income
Segment operating income increased 9%, or $459 million, to $5,377 million due to growth at our domestic and international theme parks and resorts and our games business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment to provide continuity with our legacy reporting:

	Nine Months Ended		% Change Better / (Worse)
(in millions)	June 29, 2019	June 30, 2018
Supplemental revenue detail
Parks & Experiences
Domestic	$13,100	$12,223	7%
International	3,068	3,003	2%
Consumer Products	3,402	3,340	2%
	$19,570	$18,566	5%
Supplemental operating income detail
Parks & Experiences
Domestic	$3,685	$3,366	9%
International	331	275	20%
Consumer Products	1,361	1,277	7%
	$5,377	$4,918	9%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Theatrical distribution	$3,365	$3,630	(7)%
Home entertainment	1,127	1,220	(8)%
TV/SVOD distribution and other	3,325	3,038	9%
Total revenues	7,817	7,888	(1)%
Operating expenses	(3,891)	(3,445)	(13)%
Selling, general, administrative and other	(2,220)	(1,953)	(14)%
Depreciation and amortization	(99)	(90)	(10)%
Operating Income	$1,607	$2,400	(33)%
Revenues
The decrease in theatrical distribution revenue was due to the comparison of three Marvel titles, Avengers: Infinity War, Black Panther and Thor: Ragnarok and two Star Wars titles, Star Wars: The Last Jedi and Solo: A Star Wars Story in the prior-year period to two Marvel titles, Avengers: Endgame and Captain Marvel and no Star Wars title in the current period. This decrease was partially offset by the comparison of three Disney live action titles, Aladdin, Mary Poppins Returns and Dumbo, in the current period to no Disney live action titles in the prior-year period. Other significant titles included Ralph Breaks the Internet and Toy Story 4 in the current period and Coco and Incredibles 2 in the prior-year period. The current period also included an increase from the consolidation of 21CF’s operations.
Lower home entertainment revenue was due to decreases of 14% from lower unit sales and 4% from net effective pricing at our legacy operations, partially offset by an increase of 11% from the consolidation of 21CF’s operations. The decrease in unit sales was due to the release of Star Wars: The Last Jedi in the prior-year period compared to no Star Wars release in the current period. Other significant titles in release included Ant-Man and the Wasp, Ralph Breaks the Internet, Captain Marvel and Avengers: Infinity War in the current period and Thor: Ragnarok, Black Panther, Coco and Guardians of the Galaxy Vol. 2 in the prior-year period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Higher TV/SVOD distribution and other revenue was due to an increase of 12% from TV/SVOD distribution, partially offset by a decrease of 2% from Lucasfilm’s special effects business due to fewer projects. The increase in TV/SVOD distribution was due to the consolidation of 21CF’s operations and the impact of the adoption of ASC 606.
Costs and Expenses
Operating expenses include an increase of $378 million in film cost amortization, from $2,493 million to $2,871 million, due to the consolidation of 21CF’s operations. Operating expenses also include cost of goods sold and distribution costs, which increased $68 million, from $952 million to $1,020 million, due to the consolidation of 21CF’s operations, partially offset by fewer projects at Lucasfilm’s special effects business and lower home entertainment volumes at our legacy operations.
Selling, general, administrative and other costs increased $267 million from $1,953 million to $2,220 million due to the consolidation of 21CF’s operations.
Segment Operating Income
Segment operating income decreased 33%, or $793 million, to $1,607 million due to decreases in theatrical and home entertainment distribution results at our legacy operations and the impact of the consolidation of 21CF’s operations.
Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Nine Months Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Amortization of 21CF intangible assets and fair value step-up on film and television costs(1)	$(121)	$—	nm
Restructuring and impairment charges	(170)	(5)	>(100)%
(1) Amortization of step-up on film and television costs was $87 million and amortization of intangible assets was $34 million.

Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Affiliate fees	$1,728	$1,043	66%
Advertising	2,360	1,022	>100%
Subscription fees and other	1,833	524	>100%
Total revenues	5,921	2,589	>100%
Operating expenses	(5,311)	(1,757)	>(100)%
Selling, general, administrative and other	(1,239)	(713)	(74)%
Depreciation and amortization	(223)	(120)	(86)%
Equity in the loss of investees	(222)	(397)	44%
Operating Loss	$(1,074)	$(398)	>(100)%
Revenues
The increase in affiliate fees was due to the consolidation of 21CF’s operations and to a lesser extent, higher rates at our legacy operations, partially offset by an unfavorable FX Impact.
The increase in advertising revenues was due to increases of $684 million at our International Channels driven by the consolidation of 21CF’s operations, and $654 million in addressable ad sales driven by the consolidation of Hulu’s operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Subscription fees and other revenue increased due to the inclusion of Hulu subscription fees and 21CF international program sales and to a lesser extent, higher subscription fees for ESPN+, which launched in April 2018.
Costs and Expenses
Operating expenses include a $3,032 million increase in programming and production costs, from $1,179 million to $4,211 million, and a $522 million increase in other operating expenses, from $578 million to $1,100 million. The increase in programming and production costs was due to the consolidation of 21CF and Hulu’s operations and to a lesser extent, the ramp up of our investment in ESPN+ and the upcoming launch of Disney+. Other operating expenses, which include technical support and distribution costs, increased due to the consolidation of Hulu and 21CF’s operations.
Selling, general, administrative and other costs increased $526 million, from $713 million to $1,239 million, due to the the consolidation of 21CF and Hulu’s operations.
Depreciation and amortization increased $103 million, from $120 million to $223 million, due to increased investment in technology and the consolidation of 21CF and Hulu’s operations.
Equity in the Loss of Investees
Loss from equity investees decreased $175 million, from $397 million to $222 million, due to the consolidation of Hulu.
Segment Operating Loss
Segment operating loss increased from $398 million to $1,074 million due to our ramp up of investment in ESPN+, which launched in April 2018, the consolidation of Hulu’s operations and costs associated with the upcoming launch of Disney+.
The following table presents supplemental revenue and operating income/(loss) detail for the Direct-to-Consumer & International segment to provide information on International Channels that were historically reported in the Media Networks segment. Fiscal 2019 also includes revenues and operating income from the consolidation of 21CF and Hulu’s operations:

	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better / (Worse)
Supplemental revenue detail
International Channels	$3,066	$1,438	>100%
Direct-to-Consumer businesses and other	2,855	1,151	>100%
	$5,921	$2,589	>100%
Supplemental operating income/(loss) detail
International Channels	$452	$255	77%
Direct-to-Consumer businesses and other	(1,304)	(256)	>(100)%
Equity in the loss of investees	(222)	(397)	44%
	$(1,074)	$(398)	>(100)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Items Excluded from Segment Operating Loss Related to Direct-to-Consumer & International
The following table presents supplemental information for items related to the Direct-to-Consumer & International segment that are excluded from segment operating loss:

	Nine Months Ended
(in millions)	June 29, 2019	June 30, 2018	% Change Better/(Worse)
Amortization of 21CF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(389)	$—	nm
Hulu Gain	4,794	—	nm
Restructuring and impairment charges	(244)	(6)	>(100)%
Impairment of equity investments	(353)	—	nm
(1) Amortization of intangible assets was $373 million, amortization of intangible assets related to 21CF equity investees was $15 million and amortization of step-up on film and television costs was $1 million.

Eliminations
Intersegment content transactions are as follows:

	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(75)	$(120)	38%
Content transactions with Direct-to-Consumer & International	(182)	(24)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(898)	(368)	>(100)%
Total	$(1,155)	$(512)	>(100)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$(11)	$(2)	>(100)%
Content transactions with Direct-to-Consumer & International	(79)	—	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	(84)	(2)	>(100)%
Total	$(174)	$(4)	>(100)%
Revenues and Operating Income
The increase in the impact from eliminations was driven by the elimination of sales of ABC Studios and Twentieth Century Fox Television programs to Hulu.

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 29, 2019	June 30, 2018	Better/ (Worse)	June 29, 2019	June 30, 2018	Better/ (Worse)
Corporate and unallocated shared expenses	$(238)	$(192)	(24)%	$(678)	$(536)	(26)%
Corporate and unallocated shared expenses increased $46 million to $238 million in the current quarter and increased $142 million to $678 million for the nine-month period due to costs incurred in connection with the acquisition and integration of 21CF.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

RESTRUCTURING IN CONNECTION WITH THE ACQUISITION OF 21CF
As discussed in Note 16 to the Condensed Consolidated Financial Statements, in connection with the acquisition of 21CF the Company has begun implementing a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of 21CF. Although our plans are not yet finalized, we currently anticipate that the total severance and related costs could be on the order of $1.5 billion. To date, we have recorded severance and related costs totaling $608 million in connection with the plan. In addition, we recorded charges totaling $261 million for equity-based compensation, primarily for 21CF awards that were accelerated to vest upon the closing of the 21CF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. The Company may incur other costs in connection with the plan such as lease termination costs, but is unable to estimate those amounts at this time. For the prior-year quarter and nine-month period, restructuring and impairment charges were not material.
The following table summarizes the changes in restructuring reserves related to 21CF integration efforts:

	Beginning Balance	Additions	Payments	Other	Ending Balance
Nine Months Ended June 29, 2019:
Restructuring reserves	$—	$608	$(63)	$—	$545

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	June 29, 2019	June 30, 2018
Cash provided by operations - continuing operations	$4,266	$10,442	(59)%
Cash used in investing activities - continuing operations	(13,785)	(5,143)	>(100)%
Cash provided by / (used in) financing activities - continuing operations	12,533	(4,981)	nm
Cash provided by operations - discontinued operations	320	—	nm
Cash used in financing activities - discontinued operations	(179)	—	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	47	(51)	nm
Change in cash, cash equivalents and restricted cash	$3,202	$267	>100%
Operating Activities
Cash provided by continuing operating activities decreased 59% to $4.3 billion for the current nine months compared to $10.4 billion in the prior-year nine months due to the payment of certain tax obligations that arose from the spin-off of Fox Corporation in connection with the 21CF acquisition, lower operating cash flows at our segments, and higher payments for interest. The decrease in operating cash flows at our segments was lower operating cash flows at Direct-to-Consumer & International driven by higher programming and technical support costs, partially offset by higher operating cash flows at Parks, Experiences and Products and Products due to higher operating cash receipts.
Film and Television Costs
The Company’s Studio Entertainment, Media Networks and Direct-to-Consumer & International segments incur costs to acquire and produce feature film and television programming. Film and television production costs include all internally produced content such as live-action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast and cable networks, television stations and direct-to-consumer streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

The Company’s film and television production and programming activity for the nine months ended June 29, 2019 and June 30, 2018 are as follows:

	Nine Months Ended
(in millions)	June 29, 2019	June 30, 2018
Beginning balances:
Production and programming assets	$9,202	$8,759
Programming liabilities	(1,178)	(1,108)
	8,024	7,651
Spending:
Television program licenses and rights	8,076	6,252
Film and television production	5,581	4,303
	13,657	10,555
Amortization:
Television program licenses and rights	(8,621)	(6,280)
Film and television production	(5,223)	(3,674)
	(13,844)	(9,954)

Change in discontinued operations	128	—
Change in film and television production and programming costs	(59)	601
Film and television production costs from the 21CF acquisition and consolidation of Hulu, net of programming liabilities assumed	15,156	—
Other non-cash activity	(61)	(192)
Ending balances:
Production and programming assets	27,078	8,925
Programming liabilities	(4,018)	(865)
	$23,060	$8,060

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the nine months ended June 29, 2019 and June 30, 2018 are as follows:

	Nine Months Ended
(in millions)	June 29, 2019	June 30, 2018
Media Networks
Cable Networks	$60	$90
Broadcasting	65	54
Total Media Networks	125	144
Parks, Experiences and Products
Domestic	2,491	2,379
International	611	468
Total Parks, Experiences and Products	3,102	2,847
Studio Entertainment	61	72
Direct-to-Consumer & International	137	85
Corporate	142	116
	$3,567	$3,264

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
The Company currently expects its fiscal 2019 capital expenditures will be approximately $0.5 billion higher than fiscal 2018 capital expenditures of $4.5 billion due to increased investments at our domestic and international parks and resorts.
Other Investing Activities
Cash used for acquisitions of $9.9 billion in the current period reflects $35.7 billion of cash paid to acquire 21CF less $25.7 billion of cash acquired in the transaction (See Note 4 to the Condensed Consolidated Financial Statements).

Financing Activities
Cash provided by financing activities was $12.5 billion in the current nine-month period due to borrowings to finance the acquisition of 21CF, partially offset by dividend payments and the acquisition of noncontrolling interests.
Cash provided by financing activities of $12.5 billion in the current nine-month period was $17.5 billion higher than the $5.0 billion used in the prior-year nine-month period. In the current nine-month period, the Company had higher net borrowings ($15.3 billion increase in the current nine-month period compared to $0.2 billion increase in the prior-year nine-month period) and there were no repurchases of common stock compared to $3.6 billion of common stock repurchases in the prior-year nine-month period. These increases were partially offset by $1.2 billion in higher cash used in transactions with noncontrolling interests ($0.9 billion decrease in the current nine-month period compared to $0.4 billion increase in the prior-year nine-month period).
See Note 6 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended June 29, 2019 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 11 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2019 and 2018. During the nine month ended June 29, 2019, the Company did not repurchase any of its common stock to hold as treasury shares.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 29, 2019, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A and A-1, and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 29, 2019, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

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
Film and Television Revenues and Costs
We expense film and television production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (“Ultimate Revenues”) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.
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
Income Tax Audits
As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

from those recognized in our future financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.
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
Based on their evaluation as of June 29, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
In the second quarter of fiscal 2019, we completed the 21CF acquisition and began consolidating Hulu (see Note 4 to the Condensed Consolidated Financial Statements for more information). We are currently integrating 21CF and Hulu into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at September 28, 2019 will not include 21CF and Hulu.

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
Consummation of the 21CF acquisition has increased our exposure to the risks of operating internationally.
We are a diversified entertainment company that offers entertainment, travel and consumer products worldwide. Although many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside of the U.S., the combination with 21CF has increased the importance of international operations to our future operations, growth and prospects. The risks of operating internationally that we face have increased following the completion of the 21CF acquisition.
Our consolidated indebtedness has increased substantially following completion of the 21CF acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness as of September 29, 2018 was approximately $20.9 billion. Upon completion of the 21CF acquisition, we assumed $23 billion of outstanding debt of 21CF. In addition, we have $15 billion of additional debt under a 364-day credit agreement used to finance a portion of the cash consideration for the 21CF acquisition. We anticipate using proceeds from the sale of the 21CF RSNs to pay down indebtedness when those proceeds become available.
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
Additional factors are discussed in the 2018 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 29, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31, 2019 - April 30, 2019	26,620	$130.42	—	n/a
May 1, 2019 - May 31, 2019	27,174	134.02	—	n/a
June 1, 2019 - June 29, 2019	22,480	139.73	—	n/a
Total	76,274	134.45	—	n/a

(1)
76,274 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

2.1	Equity Purchase Agreement, dated as of May 3, 2019, among The Walt Disney Company, Fox Cable Networks, LLC and Diamond Sports Group, LLC.*	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed May 3, 2019

10.1	Form of Assignment and Assumption of Indemnification Agreement for certain officers and directors	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes
Filed

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**
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
August 6, 2019
Burbank, California