Form 10-K
period 2019-09-28
Walt Disney Co
filed 2019-11-20
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities Registered Pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $199.5 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,802,398,289 shares of common stock outstanding as of November 13, 2019.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2020 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

PART I
ITEM 1. Business
The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in four business segments: Media Networks; Parks, Experiences and Products; Studio Entertainment; and Direct-to-Consumer & International (DTCI).
For convenience, the terms “Company”, “we” and “our” are used to refer collectively to the parent company and the subsidiaries through which businesses are conducted.
The Company employed approximately 223,000 people as of September 28, 2019.
On March 20, 2019, the Company acquired the outstanding capital stock of Twenty-First Century Fox, Inc., which was subsequently renamed TFCF Corporation, a diversified global media and entertainment company. Prior to the acquisition, TFCF and a newly-formed subsidiary of TFCF (New Fox) entered into a separation agreement, pursuant to which TFCF transferred to New Fox a portfolio of TFCF’s news, sports and broadcast businesses and certain other assets. TFCF retained all of the assets and liabilities not transferred to New Fox, the most significant of which were the Twentieth Century Fox film and television studios, certain cable networks (primarily FX and National Geographic), TFCF’s international television businesses (including Star) and TFCF’s 30% interest in Hulu LLC (Hulu). Under the terms of the agreement governing the acquisition, the Company will generally phase-out Fox brands by 2024, but has perpetual rights to certain Fox brands, including the Twentieth Century Fox and Fox Searchlight brands.
As a result of the acquisition, the Company’s ownership interest in Hulu increased to 60%, and the Company started consolidating the results of Hulu as of the acquisition date. In May 2019, the Company increased its ownership interest in Hulu to 67%, with NBC Universal (NBCU) owning the remaining 33%. Also in May 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. In order to obtain regulatory approval for the acquisition of TFCF, the Company agreed to sell TFCF’s regional sports networks (RSN) and sports media operations in Brazil and Mexico. The sale of the RSNs was completed in August 2019.
See Notes 4, 12 and 19 of the Consolidated Financial Statements for additional information on the TFCF, Hulu and RSNs transactions.
In November 2019, the Company launched Disney+, a subscription based direct-to-consumer video streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming. The service was launched in the U.S. and four other countries, with further launches in other countries planned throughout 2020 and 2021.
MEDIA NETWORKS
Significant operations:

•	Disney, ESPN, Freeform, FX and National Geographic branded domestic cable networks

•	ABC branded broadcast television network and eight owned domestic television stations

•	Television production and distribution

•	National Geographic magazines

•	A 50% equity investment in A+E Television Networks (A+E)
Significant revenues:

•
Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (OTT) (e.g. Hulu, YouTube TV) service providers (MVPDs) and to television stations affiliated with the ABC Network for the right to deliver our programming to their customers

•
Advertising - Sales of advertising time/space on our domestic networks and related platforms (“ratings-based ad sales”, which excludes advertising on digital platforms that is not ratings-based), and the sale of advertising time on our domestic television stations. Ratings-based ad sales are generally determined using viewership measured with Nielsen ratings. Non-ratings-based advertising on digital platforms is reported by DTCI.

•
TV/SVOD distribution - Licensing fees and other revenues from the right to use our television programs and productions and revenue from content transactions with other Company segments (“program sales”)

Significant expenses:

•	Operating expenses consisting primarily of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs

•	Selling, general and administrative costs

•	Depreciation and amortization

Domestic Cable Networks
Our domestic cable networks produce their own programs and also acquire programming rights from our television and theatrical production operations and third parties. The majority of the domestic cable networks’ revenue is derived from affiliate fees and advertising sales. Generally, the Company’s cable networks provide programming under multi-year licensing agreements with MVPDs that include contractually specified rates on a per subscriber basis. The amounts that we can charge to MVPDs for our cable network programming is largely dependent on the quality and quantity of programming that we can provide and the competitive market for programming services. The ability to sell advertising time and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programs developed by our cable networks worldwide to television broadcasters, to subscription video-on-demand (SVOD) services (such as Netflix, Hulu and Amazon) and in home entertainment formats (such as DVD, Blu-ray and electronic home video license). In fiscal 2020, we expect a significant portion of our programs to be licensed to DTCI.
The Company’s significant domestic cable channels and the number of subscribers (in millions) as estimated by Nielsen Media Research as of September 2019 (1) (except where noted) are as follows:

Estimated Subscribers
Disney
Disney Channel	86
Disney Junior	66
Disney XD	68
ESPN
ESPN	83
ESPN2	83
ESPNU	61
ESPNEWS	58
SEC Network (2)	59
Freeform	85
FX
FX	87
FXM	56
FXX	84
National Geographic
National Geographic	86
National Geographic Wild	59

(1)	Estimates include traditional MVPD and the majority of digital OTT subscriber counts.

(2)	Because Nielsen Media Research does not measure this channel, estimated subscribers are according to SNL Kagan as of December 2018.
Disney
Branded television channels include Disney Channel, Disney Junior and Disney XD. Programming for these channels includes internally developed and acquired programming. The Disney branded channels also provide programming for video-on-demand services and through the DisneyNOW App and website, both of which are operated by DTCI.
Disney Channel - the domestic Disney Channel airs original series and movie programming 24 hours a day targeted to kids ages 2 to 14. Disney Channel develops and produces shows for exhibition on its channel, including live-action comedy series, animated programming and preschool series, as well as original movies. Disney Channel also airs programming and content from Disney’s theatrical film and television programming library.
Disney Junior - the domestic Disney Junior channel airs programming 24 hours a day targeted to kids ages 2 to 7 and their parents and caregivers. The channel features animated and live-action programming that blends Disney’s storytelling and characters with learning. Disney Junior also airs as a programming block on the Disney Channel.

Disney XD - the domestic Disney XD channel airs programming 24 hours a day to kids ages 6 to 11. The channel features a mix of live-action and animated programming.
ESPN
ESPN is a multimedia sports entertainment company owned 80% by the Company and 20% by Hearst Corporation (Hearst). ESPN operates nine 24-hour domestic television sports channels: ESPN and ESPN2 (both of which are sports channels dedicated to professional and college sports as well as sports news and original programming), ESPNU (which is devoted to college sports), ESPNEWS (which simulcasts weekday ESPN Radio programming, re-airs select ESPN studio shows and airs a variety of other programming), SEC Network (which is dedicated to Southeastern Conference college athletics), ESPN Classic (which airs rebroadcasts of famous sporting events, sports documentaries and sports-themed movies), Longhorn Network (which is dedicated to The University of Texas athletics), ESPN Deportes (which airs professional and college sports, as well as studio shows in Spanish), and ACC Network (which is dedicated to Atlantic Coast Conference college athletics). ESPN programs the sports schedule on the ABC Television Network, which is branded ESPN on ABC.
ESPN holds rights for various professional and college sports programming including college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), the National Football League (NFL), Major League Baseball (MLB), US Open Tennis, the Professional Golfers’ Association (PGA) Championship, various soccer rights, the Wimbledon Championships and the Masters golf tournament.
ESPN provides programming for the following, which are operated by DTCI:

•
ESPN.com - which delivers sports news, information and video on internet-connected devices, with approximately 20 editions in three languages globally. In the U.S., ESPN.com also features live video streams of ESPN channels to authenticated MVPD subscribers. Non-subscribers have limited access to certain content.

•
ESPN App - which delivers scores, news, highlights, short form video, podcasts and live audio, with fourteen editions in three languages globally. In the U.S., the ESPN App also features live video streams of ESPN’s linear channels and exclusive events to authenticated MVPD subscribers. Non-subscribers have limited access to certain content. The ESPN App is available for download on various internet-connected devices.

•	ESPN+ - which is a multi-sports subscription offering available through ESPN.com and the ESPN App
ESPN also operates the following:

•
ESPN Radio – which distributes talk and play-by-play programming in the U.S. ESPN Radio network programming is carried on approximately 400 terrestrial stations, including four ESPN owned stations in New York, Los Angeles, Chicago and Dallas, and on satellite and internet radio

•
ESPN owns and operates the following events: ESPYs (annual awards show); X Games (winter and summer action sports competitions); and a portfolio of collegiate sporting events including: bowl games, basketball games, softball games and post-season award shows.

Freeform
Freeform is a channel targeted to viewers ages 18 to 34. Freeform produces original live-action programming, acquires programming rights from our television and theatrical production businesses and from third parties, and features branded holiday programming events such as “25 Days of Christmas”. Freeform content is also available through video-on-demand services and through the Freeform App and website, both of which are operated by DTCI.
FX
Branded television channels include FX, FXM and FXX. Programming for these channels includes internally developed and acquired programming. Internally produced programming for the 2019/2020 season includes two returning and three new one-hour dramas, five returning and three new half-hour comedies, and one returning non-scripted series.
FX - is a general entertainment channel that airs original series, acquired television series and motion picture programming including content from the Company’s film and television libraries.
FXM - is a television channel that primarily airs motion pictures from the Company's library or motion pictures acquired from third parties.
FXX - is a general entertainment channel targeted to young adults that airs acquired television series and motion picture programming as well as content from the Company’s film and television libraries. The channel also airs original television series.

National Geographic
National Geographic operates branded television channels (National Geographic, Nat Geo Wild and Nat Geo Mundo (collectively the National Geographic Channels)) and publishes the National Geographic magazines. The National Geographic Channels air scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture. National Geographic is owned 73% by the Company and 27% by the National Geographic Society.
Broadcasting
Our broadcasting business includes a domestic broadcast network, television production and distribution operations, and eight owned domestic television stations.
Domestic Broadcast Television Network
The Company operates the ABC Television Network (ABC), which as of September 28, 2019, had affiliation agreements with approximately 240 local television stations reaching almost 100% of U.S. television households. ABC broadcasts programs in the primetime, daytime, late night, news and sports “dayparts”.
ABC produces its own programs and also acquires programming rights from third parties as well as entities that are owned by or affiliated with the Company. ABC derives the majority of its revenues from advertising sales and affiliate fees. The ability to sell advertising time and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on broadcast networks. ABC also receives fees from affiliated television stations for the right to broadcast ABC programming.
ABC network programming is available digitally on internet-connected devices to authenticated MVPD subscribers. Non-subscribers have more limited access to on-demand episodes.
ABC provides online access to in-depth worldwide news and certain other programming through various Company operated and third party distribution platforms.
Television Production and Distribution
ABC Studios, Twentieth Century Fox Television (TCFTV) and Fox 21 Television Studios (Fox21) produce the majority of the Company’s general entertainment television programs. Program development is carried out in collaboration with writers, producers and creative teams, with a focus on one-hour dramas and half-hour comedies, primarily for primetime broadcasts.
Primetime programming produced either for our networks or for third-party television networks for the 2019/2020 television season includes:

•	ABC Studios - nine returning and five new one-hour dramas, four returning and two new half-hour comedies, and three returning and two new non-scripted series

•	TCFTV and Fox21 - thirteen returning and ten new one-hour dramas, ten returning and ten new half-hour comedies, and one new non-scripted series
The Company also produces Jimmy Kimmel Live for late night and a variety of primetime specials, as well as syndicated, news and daytime programming.
We distribute the Company’s productions worldwide to television broadcasters and SVOD services and on home entertainment formats. The Company has a significant library of television programming spanning approximately 70 years of production history. Series with over four seasons include approximately 65 one-hour dramas and 40 half-hour comedies.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top ten television household markets in the U.S. The television stations derive the majority of their revenues from advertising sales. The stations also receive affiliate fees from MVPDs. All of our television stations are affiliated with ABC and collectively reach approximately 20% of the nation’s television households. Generally, each owned station broadcasts three digital channels: the first consists of local, ABC and syndicated programming; the second is the Live Well Network; and the third is the LAFF Network.

The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KTRK	Houston, TX	7
KGO	San Francisco, CA	8
WTVD	Raleigh-Durham, NC	25
KFSN	Fresno, CA	54

(1)	Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2019
Equity Investments
The Company has investments in media businesses that are accounted for under the equity method, and the Company’s share of the financial results for these investments is reported as “Equity in the income (loss) of investees, net” in the Company’s Consolidated Statements of Income. The Company’s significant equity investments reported in the Media Networks segment are as follows:
A+E
A+E is owned 50% by the Company and 50% by Hearst. A +E operates a variety of cable channels:

•	A&E – which offers entertainment programming including original reality and scripted series

•	HISTORY – which offers original series and event-driven specials

•	Lifetime and Lifetime Real Women – which offer female-focused programming

•	Lifetime Movie Network (LMN) – which offers female-focused movies

•	FYI – which offers contemporary lifestyle programming
A+E also has a 50% ownership interest in Viceland, a channel offering lifestyle-oriented documentaries and reality series aimed at millennial audiences.
A+E programming is available in approximately 200 countries and territories. A+E’s networks are distributed internationally under multi-year licensing agreements with MVPDs. A+E programming is also sold to international television broadcasters and SVOD services.
The number of domestic subscribers (in millions) for A+E channels as estimated by Nielsen Media Research as of September 2019(1) is as follows:

Estimated Subscribers
A&E	85
HISTORY	86
Lifetime	85
LMN	63
FYI	51
Viceland	64

(1)	Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
CTV
ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television channels in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, Discovery Canada and Animal Planet Canada.

Competition and Seasonality
The Company’s Media Networks businesses compete for viewers primarily with other broadcast and cable networks, independent television stations and other media, such as online video services and video games. With respect to the sale of advertising time, we compete with other television networks and radio stations, independent television stations, MVPDs and other advertising media such as digital content, newspapers, magazines and billboards. Our television and radio stations primarily compete for audiences and advertisers in local market areas.
The Company’s Media Networks businesses face competition from other networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various programming services that are as favorable as those currently in place.
The Company’s Media Networks businesses also compete with other media and entertainment companies, independent production companies, SVOD providers and direct-to-consumer services for the acquisition of sports rights, talent, show concepts, scripted and other programming, and exhibition outlets.
The Company’s internet websites and digital products compete with other websites and entertainment products.
Advertising revenues at Media Networks are subject to seasonal advertising patterns and changes in viewership levels. Revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are generally collected ratably throughout the year.
Federal Regulation
Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary fines, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:

•
Licensing of television and radio stations. Each of the television and radio stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We (and the acquiring entity in the case of a divestiture) must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition or divestiture of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances and may delay renewals while permitting a licensee to continue operating. Although we have received such renewals and approvals in the past or have been permitted to continue operations when renewal is delayed, there can be no assurance that this will be the case in the future.

•
Television and radio station ownership limits. The FCC imposes limitations on the number of television stations and radio stations we can own in a specific market, on the combined number of television and radio stations we can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations we own. Currently:

▪
FCC regulations may restrict our ability to own more than one television station in a market, depending on the size and nature of the market. We do not own more than one television station in any market.

▪
Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience. Pursuant to the most recent decision by the FCC as to how to calculate compliance with this limit, our eight stations reach approximately 20% of the national audience.

▪
FCC regulations in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations. We do not believe any such limitations are material to our current operating plans.

•	Dual networks. FCC rules currently prohibit any of the four major broadcast television networks — ABC, CBS, Fox and NBC — from being under common ownership or control.

•
Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Penalties for broadcasting indecent programming can be over $400 thousand per indecent utterance or image per station.

Federal legislation and FCC rules also limit the amount of commercial matter that may be shown on broadcast or cable channels during programming designed for children 12 years of age and younger. In addition, broadcast channels are generally required to provide an average of three hours per week of programming that has as a “significant purpose” meeting the educational and informational needs of children 16 years of age and younger. FCC rules also give television station owners the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance.

•
Cable and satellite carriage of broadcast television stations. With respect to cable systems operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which cable operators generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the cable operator must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. Under the Satellite Home Viewer Improvement Act and its successors, including most recently the STELA Reauthorization Act (STELAR), which also requires the “must carry” or “retransmission consent” election, satellite carriers are permitted to retransmit a local television station’s signal into its local market with the consent of the local television station. The ABC owned television stations have historically elected retransmission consent. Portions of these satellite laws are set to expire on December 31, 2019.

•
Cable and satellite carriage of programming. The Communications Act and FCC rules regulate some aspects of negotiations regarding cable and satellite retransmission consent, and some cable and satellite companies have sought regulation of additional aspects of the carriage of programming on cable and satellite systems. New legislation, court action or regulation in this area could have an impact on the Company’s operations.

The foregoing is a brief summary of certain provisions of the Communications Act, other legislation and specific FCC rules and policies. Reference should be made to the Communications Act, other legislation, FCC rules and public notices and rulings of the FCC for further information concerning the nature and extent of the FCC’s regulatory authority.
FCC laws and regulations are subject to change, and the Company generally cannot predict whether new legislation, court action or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on our operations.
PARKS, EXPERIENCES AND PRODUCTS
Significant operations:

•	Parks & Experiences:

◦
Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort (47% ownership interest); and Shanghai Disney Resort (43% ownership interest), all of which are consolidated in our results. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort.

◦	Disney Cruise Line, Disney Vacation Club, National Geographic Expeditions (73% ownership interest), Adventures by Disney and Aulani, a Disney Resort & Spa in Hawaii

•	Consumer Products:

◦	Licensing of our trade names, characters, visual, literary and other intellectual properties to various manufacturers, game developers, publishers and retailers throughout the world

◦
Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic, which is reported in Media Networks).

Significant revenues:

•	Theme park admissions - Sales of tickets for admission to our theme parks

•	Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships

•	Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties

•	Merchandise licensing and retail:

◦	Merchandise licensing - Royalties from intellectual property licensing

◦	Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as, to wholesalers

•	Parks licensing and other - Revenues from sponsorships and co-branding opportunities and real estate rent and sales. In addition, we earn royalties on Tokyo Disney Resort revenues.

Significant expenses:

•
Operating expenses consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation

•	Selling, general and administrative costs

•	Depreciation and amortization
Significant capital investments:

•
In recent years, over 75% of the Company’s capital spend has been at our parks and experiences business, which is principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The various investment plans discussed in the “Parks & Experiences” section are based on management’s current expectations. Actual investment may differ.

Parks & Experiences
Walt Disney World Resort
The Walt Disney World Resort is located approximately 20 miles southwest of Orlando, Florida, on approximately 25,000 acres of land. The resort includes theme parks (the Magic Kingdom, Epcot, Disney’s Hollywood Studios and Disney’s Animal Kingdom); hotels; vacation club properties; a retail, dining and entertainment complex (Disney Springs); a sports complex; conference centers; campgrounds; golf courses; water parks; and other recreational facilities designed to attract visitors for an extended stay.
The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions and restaurants in each of the theme parks are sponsored or operated by other corporations under multi-year agreements.
Magic Kingdom — The Magic Kingdom consists of six themed areas: Adventureland, Fantasyland, Frontierland, Liberty Square, Main Street USA and Tomorrowland. Each land provides a unique guest experience featuring themed attractions, live Disney character interactions, restaurants, refreshment areas and merchandise shops. Additionally, there are daily parades and a nighttime fireworks event.
Epcot — Epcot consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through pavilions devoted to showcasing science and technology innovations, communication, transportation, use of imagination, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the United States. Both areas feature themed attractions, restaurants and merchandise shops. Epcot also features a nighttime entertainment event. Epcot is undergoing a multi-year transformation, which is scheduled to open in phases beginning in 2020.
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of eight themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Grand Avenue, Hollywood Boulevard, Star Wars: Galaxy’s Edge, which opened in August 2019, Sunset Boulevard and Toy Story Land. The areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed food service and merchandise facilities. The park also features nighttime entertainment events.
Disney’s Animal Kingdom — Disney’s Animal Kingdom consists of a 145-foot tall Tree of Life centerpiece surrounded by five themed areas: Africa, Asia, DinoLand USA, Discovery Island and Pandora - The World of Avatar. Each themed area contains attractions, entertainment, restaurants and merchandise shops. The park features more than 300 species of live mammals, birds, reptiles and amphibians and 3,000 varieties of vegetation. Disney’s Animal Kingdom also features a nighttime entertainment event.
Hotels, Vacation Club Properties and Other Resort Facilities — As of September 28, 2019, the Company owned and operated 18 resort hotels and vacation club facilities at the Walt Disney World Resort, with approximately 24,000 rooms and 3,200 vacation club units. Resort facilities include 500,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites. The Company is constructing Reflections - A Disney Lakeside Lodge, which is a nature-inspired resort with more than 900 rooms and vacation club units opening in 2022. The Company also announced plans to build the new Star Wars: Galactic Starcruiser hotel at Walt Disney World Resort.

Disney Springs is an approximately 120-acre retail, dining and entertainment complex and consists of four areas: Marketplace, The Landing, Town Center and West Side. The areas are home to more than 150 venues including the 64,000-square-foot World of Disney retail store and NBA Experience. Most of the Disney Springs facilities are operated by third parties that pay rent to the Company.
Nine independently-operated hotels with approximately 6,000 rooms are situated on property leased from the Company.
ESPN Wide World of Sports Complex is a 230-acre center that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes both amateur and professional athletes, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. It also includes a stadium, as well as, two venues, which are designed for cheerleading, dance competitions and other indoor sports.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, water skiing, swimming, horseback riding and a number of other sports and leisure time activities. The resort also includes two water parks: Disney’s Blizzard Beach and Disney’s Typhoon Lagoon.
Disneyland Resort
The Company owns 486 acres and has rights under a long-term lease for use of an additional 55 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex (Downtown Disney).
The Disneyland Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of the attractions and restaurants in the theme parks are sponsored or operated by other corporations under multi-year agreements.
Disneyland — Disneyland consists of nine themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square, Star Wars: Galaxy’s Edge, which opened in May 2019, and Tomorrowland. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and nighttime fireworks and entertainment events.
Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes seven themed areas: Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Pacific Wharf, Paradise Gardens Park and Pixar Pier. These areas include attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, Disney California Adventure offers a nighttime entertainment event. The Company is constructing a new themed area, Avengers Campus, that is scheduled to open in 2020.
Hotels, Vacation Club Units and Other Resort Facilities — Disneyland Resort includes three Company owned and operated hotels and vacation club facilities with approximately 2,400 rooms, 50 vacation club units and 180,000 square feet of conference meeting space.
Downtown Disney is a themed 15-acre retail, entertainment and dining complex with approximately 30 venues located adjacent to both Disneyland and Disney California Adventure. Most of the Downtown Disney facilities are operated by third parties that pay rent to the Company.
Aulani, a Disney Resort & Spa
Aulani, a Disney Resort & Spa, is a Company-operated family resort on a 21-acre oceanfront property on Oahu, Hawaii featuring approximately 350 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space. The resort also has approximately 480 vacation club units.
Disneyland Paris
Disneyland Paris is located on a 5,510-acre development in Marne-la-Vallée, approximately 20 miles east of Paris, France. The land is being developed pursuant to a master agreement with French governmental authorities. Disneyland Paris includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); and a 27-hole golf facility. Of the 5,510 acres comprising the site, approximately half have been developed to date, including a planned community (Val d’Europe) and an eco-tourism destination (Villages Nature).

Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, shows, restaurants, merchandise shops and refreshment stands. Disneyland Park also features a daily parade and a nighttime entertainment event.
Walt Disney Studios Park — Walt Disney Studios Park includes four themed areas: Backlot, Front Lot, Production Courtyard and Toon Studio. These areas each include themed attractions, shows, restaurants, merchandise shops and refreshment stands. The Company has announced plans for a multi-year expansion of Walt Disney Studios Park that will roll out in phases beginning in 2021 and add three new themed areas based on Marvel, Frozen and Star Wars.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,800 rooms and 210,000 square feet of conference meeting space. In addition, eight on-site hotels that are owned and operated by third parties provide approximately 2,575 rooms.
Disney Village is a 500,000-square-foot retail, dining and entertainment complex located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties that pay rent to Disneyland Paris.
Val d’Europe is a planned community near Disneyland Paris that is being developed in phases. Val d’Europe currently includes a regional train station, hotels and a town center consisting of a shopping center as well as office, commercial and residential space. Third parties operate these developments on land leased or purchased from Disneyland Paris.
Villages Nature is a European eco-tourism resort that consists of recreational facilities, restaurants and 900 vacation units. The resort is a 50% joint venture between Disneyland Paris and Pierre & Vacances-Center Parcs, who manages the venture.
Hong Kong Disneyland Resort
The Company owns a 47% interest in Hong Kong Disneyland Resort and the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 53% interest. The resort is located on 310 acres on Lantau Island and is in close proximity to the Hong Kong International Airport and the Hong Kong-Zhuhai-Macau Bridge. Hong Kong Disneyland Resort includes one theme park and three themed resort hotels. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the operating performance of Hong Kong Disneyland Resort.
Hong Kong Disneyland — Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime entertainment event. The park is in the midst of a multi-year expansion project that will add a number of new guest offerings and transform the Sleeping Beauty Castle.
Hotels — Hong Kong Disneyland Resort includes three themed hotels with a total of 1,750 rooms and approximately 16,000 square feet of conference meeting space.
Shanghai Disney Resort
The Company owns a 43% interest in Shanghai Disney Resort, and Shanghai Shendi (Group) Co., Ltd (Shendi) owns a 57% interest. The resort is located in the Pudong district of Shanghai on approximately 1,000 acres of land, which includes the Shanghai Disneyland theme park; two themed resort hotels; a retail, dining and entertainment complex (Disneytown); and an outdoor recreation area. A management company, in which the Company has a 70% interest and Shendi has a 30% interest, is responsible for operating the resort and receives a management fee based on the operating performance of Shanghai Disney Resort. The Company is also entitled to royalties based on the resort’s revenues.
Shanghai Disneyland — Shanghai Disneyland consists of seven themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland, Toy Story Land and Treasure Cove. These areas feature themed attractions, shows, restaurants, merchandise shops and refreshment stands. Additionally, there are daily parades and a nighttime fireworks event. In January 2019, the Company announced plans to build an eighth themed area based on the animated film Zootopia.
Hotels and Other Facilities - Shanghai Disneyland Resort includes two themed hotels with a total of 1,220 rooms. Disneytown is an 11-acre outdoor complex of dining, shopping and entertainment venues located adjacent to Shanghai Disneyland. Most Disneytown facilities are operated by third parties that pay rent to Shanghai Disney Resort.
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a third-party Japanese corporation. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea, which are both undergoing expansion); four Disney-branded hotels; six other hotels (operated by third parties other than OLC); a retail, dining and entertainment complex (Ikspiari); and Bon Voyage, a Disney-themed merchandise location.
Tokyo Disneyland — Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.
Tokyo DisneySea — Tokyo DisneySea, adjacent to Tokyo Disneyland, is divided into seven “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island and Port Discovery.
Hotels and Other Resort Facilities — Tokyo Disney Resort includes four Disney-branded hotels with a total of more than 2,400 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari. OLC is currently constructing a 475-room Disney-branded hotel at Tokyo DisneySea, and a 600-room Toy Story themed hotel opening in 2021.
Disney Vacation Club
DVC offers ownership interests in 15 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units range from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 4,000 vacation club units as of September 28, 2019 and is scheduled to open an additional 300 units at Disney’s Riviera Resort at Walt Disney World Resort in December 2019. The Company has also announced plans to build Reflections - A Disney Lakeside Lodge, which will include vacation club units.
Disney Cruise Line
Disney Cruise Line is a four-ship vacation cruise line, which operates out of ports in North America and Europe. The Disney Magic and the Disney Wonder are approximately 85,000-ton 875-stateroom ships, and the Disney Dream and the Disney Fantasy are approximately 130,000-ton 1,250-stateroom ships. The ships cater to families, children, teenagers and adults, with distinctly-themed areas and activities for each group. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island.
The Company is expanding its cruise business by adding three new ships. The first ship, the Disney Wish, is scheduled for delivery in late 2021 and is expected to set sail beginning in January 2022. The other two ships are scheduled to be delivered in calendar 2022 and 2023. Each new ship can be powered by liquefied natural gas and will be approximately 140,000 tons with 1,250 staterooms.
In fiscal 2019, the Company finalized an agreement with the Government of The Bahamas to create and manage a destination at Lighthouse Point on the island of Eleuthera, which is scheduled to open in late 2022 or 2023.
Adventures by Disney
Adventures by Disney offers guided tour packages predominantly at non-Disney sites around the world. Adventures by Disney offered approximately 40 different tour packages during 2019.
National Geographic Expeditions
National Geographic Expeditions offers guided tour packages around the world that explore cultures, landscapes and history. National Geographic offered approximately 2,500 different tour packages during 2019 (including the period prior to the Company's acquisition of TFCF).
Walt Disney Imagineering
Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and research and development for the Company’s Parks, Experiences and Products operations.
Consumer Products
Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, home décor and furnishings, accessories, health and beauty, food, stationery, footwear and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Minnie, Star Wars, Avengers, Frozen, Disney Princess, Toy Story, Spider-Man, Disney Channel characters, Cars, Winnie the Pooh and Disney Classics.
Retail
The Company sells Disney-, Marvel-, Pixar- and Lucasfilm-branded products through retail stores operated under The Disney Store name and through internet sites in North America, Western Europe, Japan and China. The stores are generally located in leading shopping malls and other retail complexes. The Company owns and operates approximately 200 stores in North America, approximately 60 permanent stores and 20 pop-up stores in Europe, approximately 50 stores in Japan and two stores in China. Internet sites are branded shopDisney and shopMarvel in the United States, shopDisney in Europe and store.Disney in Japan.
The Company creates, distributes and publishes a variety of products in multiple countries and languages based on the Company’s branded franchises. The products include children’s books, comic books, digital comics and ebooks, learning products and storytelling apps.
The Company also operates Disney English, which develops and delivers an English language learning curriculum for Chinese children using Disney content in approximately 25 learning centers in six cities across China.
Competition and Seasonality
The Company’s theme parks and resorts as well as Disney Cruise Line and Disney Vacation Club compete with other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, the political environment, travel industry trends, amount of available leisure time, oil and transportation prices, weather patterns and natural disasters. The licensing and retail business compete with other licensors, retailers and publishers of character, brand and celebrity names, as well as other licensors, publishers and developers of game software, online video content, internet websites, other types of home entertainment and retailers of toys and kids merchandise.
All of the theme parks and the associated resort facilities are operated on a year-round basis. Typically, theme park attendance and resort occupancy fluctuate based on the seasonal nature of vacation travel and leisure activities, the opening of new guest offerings and pricing and promotional offers. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods. The licensing, specialty retail, and wholesale businesses are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first and fourth fiscal quarter, and by the timing and performance of theatrical and game releases, and cable programming broadcasts.
STUDIO ENTERTAINMENT
Significant operations:

•	Motion picture production and distribution under the Walt Disney Pictures, Twentieth Century Fox, Marvel, Lucasfilm, Pixar, Fox Searchlight Pictures and Blue Sky Studios banners

•	Development, production and licensing of live entertainment events on Broadway and around the world (stage plays)

•	Music production and distribution

•	Post-production services, which include visual and audio effects through Industrial Light & Magic and Skywalker Sound
Significant revenues:

•	Theatrical distribution - Rentals from licensing our motion pictures to theaters

•	Home entertainment - Sale of our motion pictures to retailers and distributors in physical (DVD and Blu-ray) and electronic formats

•
TV/SVOD distribution and other - Licensing fees and other revenue from the right to use our motion picture productions, revenue from content transactions with other Company segments, ticket sales from stage plays, fees from licensing our intellectual properties for use in live entertainment productions, revenue from licensing our music, and revenue from post-production services

Significant expenses:

•	Operating expenses consisting primarily of amortization of production, participations and residuals costs, distribution costs and costs of sales

•	Selling, general and administrative costs

•	Depreciation and amortization
Prior to the Company’s acquisition of Marvel in fiscal 2010, Marvel had licensed Spider-Man rights to Sony Pictures Entertainment (Sony). Sony incurs the costs to produce and distribute Spider-Man films, and the Company licenses the merchandise rights to third parties. The Company pays Sony a licensing fee based on each film’s box office receipts, subject to specified limits. The Company distributes all other Marvel-produced films with the exception of The Incredible Hulk, which is distributed by Universal Pictures.
Theatrical Market
We produce and distribute full-length live-action films and animated films. In the domestic theatrical market, we generally distribute and market our filmed products directly. In most major international markets, we distribute our filmed products directly while in other markets our films are distributed by independent companies or joint ventures. During fiscal 2020, we expect to release approximately 25 of our own produced feature films. Cumulatively through September 28, 2019 the Company has released approximately 1,000 full-length live-action features and 100 full-length animated features.
The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film and to help generate consumer interest in the subsequent home entertainment and other ancillary markets. These costs are expensed as incurred, which may result in a loss on a film in the theatrical markets, including in periods prior to the theatrical release of the film.
Home Entertainment Market
In the domestic market, we distribute home entertainment releases directly under each of our motion picture banners. In international markets, we distribute home entertainment releases under our motion picture banners both directly and through independent distribution companies.
Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. Home entertainment releases are distributed in physical (DVD and Blu-ray) and electronic formats. Electronic formats may be released up to four weeks ahead of the physical release. Physical formats are generally sold to retailers, such as Walmart and Target and electronic formats are sold through e-tailers, such as Apple and Amazon.
As of September 28, 2019, we have approximately 2,400 active produced and acquired film titles, including 2,200 live-action titles and 200 animated titles, in the domestic home entertainment marketplace and approximately 2,300 active produced and acquired titles, including 2,000 live-action titles and 300 animated titles, in the international marketplace.
Concurrently with physical home entertainment distribution, we license titles to video-on-demand service providers for electronic delivery to consumers for a specified rental period.
Television Market
In the television market, we license our films to cable and broadcast networks, television stations and other video service providers, which may provide the content to viewers on television or a variety of internet-connected devices. The television market is comprised of multiple pay TV and free TV windows, which can have license periods of various lengths following the home entertainment window. In fiscal 2020, our Walt Disney Pictures, Marvel, Lucasfilm and Pixar branded films will generally be licensed to DTCI for use on Disney+ after the theatrical and home entertainment windows.
With the acquisition of TFCF, the Company’s library of film titles available for distribution increased by approximately 2,000.
Disney Music Group
The Disney Music Group (DMG) commissions new music for the Company’s motion pictures and television programs and develops, produces, markets and distributes the Company’s music worldwide either directly or through license agreements. DMG also licenses the songs and recording copyrights to third parties for printed music, records, audio-visual devices, public performances and digital distribution and produces live musical concerts. DMG includes Walt Disney Records, Hollywood Records, Disney Music Publishing and Disney Concerts.
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world, including The Lion King, Aladdin, Frozen, The Little Mermaid, Beauty and the Beast, The Hunchback of Notre Dame, Mary Poppins (a co-production with Cameron Mackintosh Ltd), Newsies and TARZAN®.

Disney Theatrical Group also licenses the Company’s intellectual property to Feld Entertainment, the producer of Disney On Ice and Marvel Universe Live!.
Competition and Seasonality
The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home entertainment market, provide pay television and SVOD programming services, produce music and sponsor live theater. We also compete to obtain creative and performing talents, story properties and advertiser support that are essential to the success of our Studio Entertainment businesses.
The success of Studio Entertainment operations is heavily dependent upon public taste and preferences. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

DIRECT-TO-CONSUMER & INTERNATIONAL
Significant operations:

•	Branded international television networks and channels, which include Disney, ESPN, Fox, National Geographic and Star (International Channels)

•	Direct-to-consumer (DTC) streaming services, which include Disney +, ESPN+, Hotstar and Hulu

•	Other digital content distribution platforms and services

•	Equity investments:

◦	A 50% ownership interest in Endemol Shine Group

◦	A 20% ownership interest (49% economic interest) in Seven TV

◦	A 30% effective ownership interest in Tata Sky

◦	A 21% effective ownership interest in Vice Group Holdings, Inc. (Vice). Vice operates Viceland, which is owned 50% by Vice and 50% by A+E.
Significant revenues:

•
Advertising - Sales of advertising time/space on our International Channels and sales of non-ratings based advertising time/space on digital media platforms (“addressable ad sales”) across the Company. In general, addressable ad sales are delivered using technology that allows for dynamic insertion of advertisements into video content, which can be targeted to specific viewer groups

•	Affiliate fees - Fees charged to MVPDs for the right to deliver our International Channels to their customers

•	Subscription fees - Fees charged to customers/subscribers for our streaming and technology services
Significant expenses:

•
Operating expenses consisting primarily of programming and production costs (including amortization of digital content obtained from other Company segments), technical support costs, operating labor and distribution costs

•	Selling, general and administrative costs

•	Depreciation and amortization
International Channels
Our International Channels produce local programs or acquire rights from our domestic studios and from third parties. Our International Channels derive the majority of their revenues from advertising sales and affiliate fees. Generally, channels provide programming under multi-year agreements with MVPDs that include contractually determined rates on a per subscriber basis. The amounts that we can charge to MVPDs for our channels are largely dependent on the quality and quantity of programming that we can provide and the competitive market for programming services. The ability to sell advertising time and the rates received are primarily dependent on the size and nature of the audience that a channel can deliver to the advertiser as well as overall advertiser demand.

The Company’s significant International Channels and the number of subscribers (in millions) based on internal management reports as of September 2019 is as follows:

Estimated Subscribers
Disney
Disney Channel	227
Disney Junior	162
Disney XD	131
ESPN (1)	65
Fox (1)	220
National Geographic (1)	316
Star (1)	221

(1)
Reflects each unique subscriber that has access to one or more of these branded channels. If a subscriber to each ESPN branded channel was counted, the total estimated subscribers is 142 million as of September 2019. Subscribers for ESPN at September 2018 were counted on this basis.

Disney
DTCI operates approximately 100 Disney branded television channels outside of the U.S., which are broadcast in approximately 35 languages and 165 countries/territories. Branded channels include Disney Channel, Disney Junior, Disney XD, Disney Cinemagic, Disney Cinema and Disney International HD. Disney content is also available on third-party video-on-demand services and online on our apps and websites. Programming for these channels includes Disney branded programming acquired from our domestic studios, programming acquired from third parties and internally developed local programming.
ESPN
DTCI operates approximately 15 ESPN branded television channels outside of the U.S. (primarily in Latin America and Australia), which are broadcast in three languages (English, Spanish and Portuguese) and approximately 55 countries/territories. ESPN holds international rights for various professional sports programming including English Premier League, La Liga, multiple UEFA leagues, various other soccer rights, various tennis rights and the NFL.
Fox
The DTCI segment operates approximately 190 Fox branded channels outside of the U.S., which are broadcast in approximately 40 languages and in 95 countries/territories. Branded channels include Fox Channel, Fox Life, Fox Crime, Fox Traveler, FX and Fox Sports. Content is also available on third-party video-on-demand services and online on our apps and websites. Programming for these channels includes internally developed local programming and programming acquired from our domestic studios and from third parties.
Fox Sports generally distributes Spanish-language sports programming services in Latin America that feature local and international soccer events, motorsports programming, combat sports and U.S. sports leagues (such as NFL and MLB). Fox Sports Premium, a pay television service in Argentina, airs the matches of the professional football league in Argentina. In order to obtain regulatory approval for the acquisition of TFCF, the Company agreed to sell TFCF's sports media operations in Brazil and Mexico.
The Company has a 51% direct ownership interest in Eredivisie Media & Marketing CV (EMM), a media company that holds the media and sponsorship rights of the Dutch Premier League for soccer.
National Geographic
The DTCI segment operates approximately 80 National Geographic branded channels outside of the U.S., which are broadcast in approximately 45 languages and 90 countries/territories. Branded channels include National Geographic Channel, Nat Geo Wild and Nat Geo Kids. These channels air scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture. Content is also available on third-party video-on-demand services and online on our apps and websites. Programming for these channels includes programming acquired from our domestic studios, internally developed local programming and programming acquired from third parties.

Star
Star develops, produces and broadcasts approximately 80 channels in ten languages in India and throughout Asia, the United Kingdom, Continental Europe, the Middle East and parts of Africa. Programming for these channels includes internally developed local programming and acquired programming, as well as content from Star's extensive library of film and television programs. Star holds rights for various sports programming including cricket, for which Star has the global distribution rights to certain events, soccer, tennis and field hockey.
Other India Channels
DTCI operates UTV, Bindass and Hungama branded channels in India. UTV Action and UTV Movies offer Bollywood movies as well as Hollywood, Asian and Indian regional movies dubbed in Hindi. Bindass is a youth entertainment channel. Hungama is targeted to kids and features a mix of animated series and movies.
Direct-to-Consumer Services (DTC)
Our DTC businesses consist of streaming based subscription services across general entertainment, family and sports programming. The majority of DTC revenue is derived from subscription fees and advertising sales. The services are offered to customers through mobile and connected devices and third-party distributors and the customers are generally billed a monthly or annual subscription fee.
Disney+
Disney+ is a subscription based direct-to-consumer video streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming. It offers approximately 7,500 series and 500 movies from the Company’s library of television and film programming. In the first year, there will be over 30 exclusive original series and over 15 exclusive original movies and specials produced by the Company’s film and television studios. Some of the originals available at launch include The Mandalorian, the first live-action Star Wars series; Lady and the Tramp, a live-action retelling of the classic animated feature; High School Musical: The Musical: The Series, a new series related to the Disney Channel franchise; and The World According to Jeff Goldblum, an unscripted series from National Geographic.
Disney+ launched in November 2019 in the U.S. and four other countries and further launches are planned in Western Europe in spring 2020, Latin America in fall 2021, Eastern Europe starting in late 2020 and continuing in 2021, and various Asia-Pacific territories throughout 2020 and 2021.
ESPN+
ESPN+ is a multi-sports subscription service available through ESPN.com and the ESPN app. ESPN+ offers thousands of live events, on-demand content and original programming not available on ESPN’s other networks. Live events available through the service include mixed martial arts, soccer, hockey, boxing, baseball, college sports, esports and cricket. ESPN+ is currently the exclusive distributor for UFC pay-per-view events in the U.S. Based on internal management reports, the estimated number of paid ESPN+ subscribers as of September 2019 was approximately three million.
Hotstar
Hotstar is operated by Star and streams local and international television shows, movies, sports, news and original series in nine languages and incorporates gaming and social features. Hotstar has exclusive streaming rights to Home Box Office, Inc. original programming in India and also carries content from Disney, Fox and Showtime Networks. Hotstar is also available in the U.S., UK and Canada.
Hulu
Hulu aggregates acquired and original television and film entertainment content for distribution to internet-connected devices. Hulu offers a subscription-based service with limited commercial announcements and a subscription-based service with no commercial announcements. In addition, Hulu operates a digital OTT MVPD service, which offers linear streams of broadcast and cable channels, including the major broadcast networks. Based on internal management reports, the estimated number of paid Hulu subscribers as of September 2019 was approximately 29 million.
Prior to the TFCF acquisition, the Company owned 30% of Hulu and reported Hulu as an equity investment. As a result of the acquisition, the Company’s ownership interest in Hulu increased to 60%, and the Company started consolidating the results of Hulu. In May 2019, the Company increased its ownership interest in Hulu to 67%, with NBCU owning the remaining 33%. Also in May 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu (see Note 4 of the Consolidated Financial Statements for additional information).
Other Digital Content Distribution Platforms and Services
DTCI operates branded apps and websites, the Disney Movie Club and Disney Digital Network and provides streaming technology support services.

Branded Apps and Websites
DTCI operates apps and websites, which include ESPN, ABC, Disney, Freeform, FX and Nat Geo branded apps and websites. DTCI sells advertising on these apps and websites, which are programmed with content licensed from the Media Networks.
Disney Movie Club
The Disney Movie Club sells DVD/Blu-ray discs directly to consumers in the United States and Canada.
Disney Digital Network (DDN)
DDN develops online video content, primarily for distribution on YouTube, and provides online marketing services.
Streaming Technology Services
BAMTech LLC (BAMTech) provides streaming technology services to third parties. BAMTech is owned 75% by the Company, 15% by MLB and 10% by the National Hockey League (NHL), both of which have the right to sell their shares to the Company in the future.
BAMTech also operates the Company’s DTC sports business, which includes ESPN+ as well as DTC services for NHL, PGA and Major League Soccer programming. Hearst has a 20% interest in the Company’s DTC sports business.
Equity Investments
The significant equity investments reported in the Direct-to-Consumer & International segment are as follows:
Endemol Shine Group
Endemol Shine Group produces both scripted and non-scripted content for distribution across multiple platforms. On October 25, 2019, the Company entered into a definitive agreement with Banijay Group to sell its 50% interest in Endemol Shine Group. Completion of the transaction is subject to customary closing conditions, including approval from the European Commission. We expect the sale to close in fiscal 2021.
Seven TV
Seven TV operates an advertising-supported, free-to-air Disney Channel in Russia. The Company has a 20% ownership interest and a 49% economic interest in the business.
Tata Sky
The Company has a 30% effective interest in Tata Sky Limited, which is a digital MVPD in India.
Vice
The Company has an approximate 20% effective ownership in Vice Group Holdings, Inc. (Vice), which is a media company that targets millennial audiences. Vice operates Viceland, which is owned 50% by A+E and 50% by Vice.
Competition and Seasonality
The Company’s DTC and International Channel businesses compete for viewers primarily with other television and cable networks, television stations and other media, such as online video services and video games. With respect to the sale of advertising time, we compete with other television networks, television stations, MVPDs and other advertising media such as digital content, newspapers, magazines and billboards.
The Company’s International Channels face competition from other networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for distribution that are as favorable as those currently in place.
The Company’s DTC and International Channels also compete with other media and entertainment companies, SVOD providers and DTC services for the acquisition of sports rights, talent, show concepts, and scripted and other programming.
Internet websites and digital products operated by the segment compete with other websites and entertainment products.
Revenues fluctuate based on the timing of releases and performance of our digital media content, viewership levels on our cable channels and digital platforms, changes in subscriber levels and the demand for sports and other content.

INTERCOMPANY ELIMINATIONS
Intersegment content transactions are presented “gross” (i.e. the segment producing the content reports revenue and profit from intersegment transactions in a manner similar to the reporting of third-party transactions, and the required eliminations are reported on a separate “Eliminations” line when presenting a summary of our segment results). Generally, timing of revenue recognition is similar to the reporting of third-party transactions, except that intersegment sales of library content are generally recognized over time.
Significant intersegment content transactions include the following:

•
Hulu licenses content from the Company’s television studios through various arrangements including fixed and variable licensing fees and a percentage of addressable ad sales. Hulu also licenses the linear stream of our broadcast and cable channels.

•	Disney+ and our International Channels license content from the Company’s film and television studios.

•	Our broadcast and cable channels license content from the Company’s film studios.
The Company defers profits on intersegment sales of content until the acquiring business expenses the content.
INTELLECTUAL PROPERTY PROTECTION
The Company’s businesses throughout the world are affected by its ability to exploit and protect against infringement of its intellectual property, including trademarks, trade names, copyrights, patents and trade secrets. Important intellectual property includes rights in the content of motion pictures, television programs, electronic games, sound recordings, character likenesses, theme park attractions, books and magazines. Risks related to the protection and exploitation of intellectual property rights are set forth in Item 1A – Risk Factors.
AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.disney.com/investors, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC). We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the most significant factors affecting our operations include the following:
Changes in U.S., global, or regional economic conditions could have an adverse effect on the profitability of some or all of our businesses.
A decline in economic activity in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. Past declines in economic conditions reduced spending at our parks and resorts, purchases of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. A decline in economic conditions could also reduce attendance at our parks and resorts, prices that MVPDs pay for our cable programming or subscription levels for our cable programming or direct-to-consumer products. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. A decline in economic conditions could impact implementation of our expansion plans. Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets, or reduce the U.S. dollar value of revenue we receive and expect to receive from other markets. Economic or political conditions in a country could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.

Misalignment with public and consumer tastes and preferences for entertainment and consumer products could negatively impact demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create filmed entertainment and television programming, which may be distributed among other ways through broadcast, cable, internet or cellular technology, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks and experiences, as well as our theatrical releases, depends on demand for public or out-of-home entertainment experiences. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, television programming, other content production, acquisition of sports rights, theme park attractions, cruise ships or hotels and other resort facilities before we know the extent to which these products will earn consumer acceptance. If our entertainment offerings and products do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), affiliate fees, subscription fees, theatrical film receipts, the license of rights to other distributors, theme park admissions, hotel room charges and merchandise, food and beverage sales, sales of licensed consumer products or from sales of our other consumer products and services, may decline or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.
Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. In order to respond to these developments, we regularly consider and from time to time implement changes to our business models, most recently by developing DTC products for certain sports programming on ESPN+ (launched in 2018) and for filmed entertainment and other programming on Disney+ (launched in November 2019) and increasing our stake in Hulu (assumed full operational control in May 2019). There can be no assurance that our DTC offerings and other efforts will successfully respond to these changes, and we expect to forgo revenue from traditional sources. There can be no assurance that the DTC model and other business models we may develop will ultimately be as profitable as our existing business models.
The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.
The value to us of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase.
The unauthorized use of our intellectual property may increase the cost of protecting rights in our intellectual property or reduce our revenues. The convergence of computing, communication, and entertainment devices, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and enforcement of intellectual property rights more challenging. The unauthorized distribution and access to entertainment content generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect entertainment industry intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.

With respect to intellectual property developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights.
Protection of electronically stored data is costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.
We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. Data maintained in digital form is subject to the risk of unauthorized access, modification and exfiltration. We develop and maintain information security systems in an effort to prevent this, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, unauthorized access, modification and exfiltration of data cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our information security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged resulting in loss of business or morale, and we may incur costs to remediate possible harm to our customers and employees and/or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident.
A variety of uncontrollable events may reduce demand for our products and services, impair our ability to provide our products and services or increase the cost of providing our products and services.
Demand for our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); health concerns; international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents reduces the profitability of our operations.
For example, events in Hong Kong have impacted profitability of our Hong Kong operations and may continue to do so there and elsewhere, and past hurricanes have impacted profitability of Walt Disney World Resort in Florida and future hurricanes may also do so.
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties, the profitability of one or more of our businesses could be adversely affected.
We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance.
Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or particular businesses or assets. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships and investments related to direct-to-consumer offerings. Some of these investments may have short-term returns that are negative or low and the ultimate business prospects of the businesses related to these investments may be uncertain. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
Increased competitive pressures may reduce our revenues or increase our costs.
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes, among other types, competition for human resources, programming and other resources we require in operating our business. For example:

•
Our studio operations and media businesses compete to obtain creative, performing and business talent, sports and other programming, story properties, advertiser support and market share with other studio operations, broadcast and cable networks, SVOD providers and other new sources of broadband delivered content.

•
Our broadcast and cable networks and stations and direct-to-consumer offerings compete for the sale of advertising time with other broadcast, cable and satellite services, as well as with newspapers, magazines, billboards and radio stations. In addition, we increasingly face competition for advertising sales from internet and mobile delivered content, which offer advertising delivery technologies that are more targeted than can be achieved through traditional means.

•	Our cable networks compete for carriage of their programming with other programming providers.

•	Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities.

•	Our studio operations compete for customers with all other forms of entertainment.

•	Our interactive media operations compete with other licensors and publishers of console, online and mobile games and other types of home entertainment.

•
Our direct-to-consumer businesses compete for customers with competitors’ direct-to-consumer offerings, all other forms of media and all other forms of entertainment, as well as for technology, creative, performing and business talent and for content. Competition in each of these areas may increase as a result of technological developments and changes in market structure, including consolidation of suppliers of resources and distribution channels. Increased competition may divert consumers from our creative or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs. Competition for the acquisition of resources can increase the cost of producing our products and services or deprive us of talent necessary to produce high quality creative material. Such competition may also reduce, or limit growth in, prices for our products and services, including advertising rates and subscription fees at our media networks, parks and resorts admissions and room rates, and prices for consumer products from which we derive license revenues.

Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or programming distributors, facing pressures resulting from increased subscription fees and alternative distribution challenges, may demand terms (including pricing and the breadth of distribution) that reduce our revenue from distribution of programs (or increase revenue at slower rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by recent consolidation in the market for program distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for programming, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

Changes in regulations applicable to our businesses may impair the profitability of our businesses.
Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of U.S. and overseas regulations. These regulations include:

•	U.S. FCC regulation of our television and radio networks, our national programming networks and our owned television stations. See Item 1 — Business — Media Networks, Federal Regulation.

•	Federal, state and foreign privacy and data protection laws and regulations.

•	Regulation of the safety and supply chain of consumer products and theme park operations.

•	Environmental protection regulations.

•
Imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, currency exchange controls or motion picture or television content requirements, investment obligations or quotas.

•	Domestic and international labor laws, tax laws or currency controls.
Changes in any of these regulations or regulatory activities in any of these areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable. For example, in January 2019 India implemented regulation and tariffs impacting certain bundling of channels.
Our operations outside the United States may be adversely affected by the operation of laws in those jurisdictions.
Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S. These differences can affect our ability to react to changes in our business, and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or United States anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.
Damage to our reputation or brands may negatively impact our business across segments and regions.
Our reputation and globally recognizable brands are integral to the success of our businesses. Because our brands engage consumers across our segments, damage to our reputation or brands in one business may have an impact on our other businesses. Because some of our brands are globally recognized, brand damage may not be locally contained. Maintenance of the reputation of our Company and brands depends on many factors including the quality of our offerings, maintenance of trust with our customers and our ability to successfully innovate. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners and culture may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands may impact our sales, business opportunities and profitability.
Risks that impact our business as a whole may also impact the success of our direct-to-consumer (DTC) business.
We may not successfully execute on our direct-to-consumer strategy. Consumers may not be willing to pay for an expanding set of DTC services, potentially exacerbated by an economic downturn. We face competition for creative talent and may not be successful in recruiting and retaining talent. Government regulation, including revised foreign content and ownership regulations, may impact the implementation of our DTC business plans. Poor quality broadband infrastructure in certain markets may impact our customers’ access to our DTC products and may diminish our customers’ experience with our DTC products. These and other risks may impact the profitability and success of our DTC businesses.
Turmoil in the financial markets could increase our cost of borrowing and impede access to or increase the cost of financing our operations and investments.
Past disruptions in the U.S. and global credit and equity markets made it difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely increase our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs, could affect our ability to settle existing contracts and could also affect the ability of our business customers to obtain financing and thereby to satisfy their obligations to us.

Labor disputes may disrupt our operations and adversely affect the profitability of any of our businesses.
A significant number of employees in various parts of our businesses are covered by collective bargaining agreements, including employees of our theme parks and resorts as well as writers, directors, actors, production personnel and others employed in our media networks and studio operations. In addition, the employees of licensees who manufacture and retailers who sell our consumer products, and employees of providers of programming content (such as sports leagues) may be covered by labor agreements with their employers. In general, a labor dispute involving our employees or the employees of our licensees or retailers who sell our consumer products or providers of programming content may disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs.
The seasonality of certain of our businesses and timing of certain of our product offerings could exacerbate negative impacts on our operations.
Each of our businesses is normally subject to seasonal variations and variations in connection with the timing of our product offerings, including as follows:

•
Revenues in our Media Networks segment are subject to seasonal advertising patterns, changes in viewership levels and timing of program sales. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are typically recognized ratably throughout the year. Effective at the beginning of fiscal 2019, the Company adopted ASC 606, which changed the timing of affiliate revenue recognition for certain contracts, which may result in higher revenue in our first fiscal quarter.

•
Revenues in our Parks and Resorts segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early-winter and spring-holiday periods. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts.

•
Revenues in our Studio Entertainment segment fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

•
Direct-to-Consumer & International revenues fluctuate based on: changes in subscriber levels; the timing and performance of releases of our digital media content; viewership levels on our cable channels and digital platforms; and the demand for sports and our content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons and content production schedules.

Accordingly, if a short-term negative impact on our business occurs during a time of high seasonal demand (such as hurricane damage to our parks during the summer travel season), the effect could have a disproportionate effect on the results of that business for the year.
Sustained increases in costs of pension and postretirement medical and other employee health and welfare benefits may reduce our profitability.
With approximately 223,000 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macro-economic factors, which are beyond our control, including increases in the cost of health care. In addition, changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
The Alteration or Discontinuation of LIBOR may adversely affect our borrowing costs.
Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates will have on the Company. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, the Company’s borrowing costs may be adversely affected.

Risk Factors Related to the TFCF Acquisition
The TFCF acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
The TFCF acquisition is not currently accretive to our earnings per share. Our expectations regarding the timeframe in which the TFCF acquisition may become accretive to our earnings per share, excluding the impact of purchase accounting, may not be realized. In addition, we could fail to realize all of the benefits anticipated in the TFCF acquisition or experience delays or inefficiencies in realizing such benefits. Such factors could, combined with the issuance of shares of our common stock in connection with the TFCF acquisition, result in the TFCF acquisition continuing to be dilutive to our earnings per share, which could negatively affect the market price of our common stock.
Although we expect that the TFCF acquisition will result in synergies and other benefits to us, we may not realize those benefits because of challenges inherently associated with integration, performance and the achievement of synergies.
The Company and TFCF were operated independently until completion of the TFCF acquisition, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. For a discussion of TFCF’s contribution to the Company in fiscal 2019, see Management’s Discussion and Analysis. If we are delayed or not able to successfully integrate TFCF’s businesses with ours, pursue our direct-to-consumer strategy successfully, or realize the strategic value of the TFCF assets, the anticipated benefits and cost savings of the TFCF acquisition may not be realized fully or may take longer than expected to be realized. Further, it is possible that there could be loss of key employees, loss of customers, disruption of ongoing businesses or unexpected issues, higher than expected costs and an overall post-acquisition process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in the integration of TFCF businesses in order to realize the anticipated benefits of the TFCF acquisition so the combined company performs as we hope:

•	combining the companies’ corporate functions;

•
combining the businesses of the Company and TFCF in a manner that permits us to achieve the synergies anticipated to result from the TFCF acquisition, the failure of which would result in the anticipated benefits of the TFCF acquisition not being realized in the time frame currently anticipated or at all;

•
maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;

•	determining whether and how to address possible differences in corporate cultures and management philosophies;

•	integrating the companies’ administrative and information technology infrastructure; and

•	developing products and technology that allow value to be unlocked in the future.
The TFCF acquisition was announced in December 2017 and closed March 2019, with integration activities currently ongoing. The pursuit of the TFCF acquisition, preparation for the integration of TFCF and integration of TFCF have placed a significant burden on our management and internal resources and the integration of TFCF may continue to do so. This may disrupt our ongoing business and the business of the combined company.
Consummation of the TFCF acquisition has increased our exposure to the risks of operating internationally.
We are a diversified entertainment company that offers entertainment, travel and consumer products worldwide. Although many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside of the U.S., the combination with TFCF has increased the importance of international operations to our future operations, growth and prospects. The risks of operating internationally that we face have increased following the completion of the TFCF acquisition.
The TFCF acquisition and integration may result in additional costs and expenses.
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the TFCF acquisition and integration. We may also incur accounting and other costs in the integration of the businesses of TFCF that were not anticipated at the time of the acquisition, including costs for which we have established reserves or which may lead to reserves in the future. Such costs could negatively impact the Company’s free cash flow.
Our consolidated indebtedness has increased substantially following completion of the TFCF acquisition. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness as of September 29, 2018 was approximately $20.9 billion. With the completion of the TFCF acquisition, our consolidated indebtedness as of September 28, 2019 was approximately $47.0 billion. The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. The increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our financial flexibility may be further constrained by the issuance of shares of common stock in the TFCF acquisition, because of dividend payments.

ITEM 1B.	Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal 2019 and that remain unresolved.

ITEM 2.	Properties
The Walt Disney World Resort, Disneyland Resort, retail store locations leased by the Company and other properties of the Company and its subsidiaries are described in Item 1 under the caption Parks, Experiences and Products. Film and television library properties are described in Item 1 under the caption Media Networks and Studio Entertainment. Television stations owned by the Company are described in Item 1 under the caption Media Networks.
The Company and its subsidiaries own and lease properties throughout the world. In addition to the properties noted above, the table below provides a brief description of other significant properties and the related business segment.

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA & surrounding cities(2)	Land (201 acres) & Buildings (4,695,000 ft2)	Owned Office/Production/Warehouse (includes 236,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/ PEP/DTCI

Burbank, CA & surrounding cities(2)	Buildings (1,459,000 ft2)	Leased Office/Warehouse	Corp/Studio/Media/ PEP/DTCI

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media/Studio/DTCI

Los Angeles, CA	Buildings (2,679,000 ft2)	Leased Office/Production/Technical/Theater (includes 188,000 ft2 sublet to third-party tenants)	Media/Studio

New York, NY	Buildings (529,000 ft2)	Owned Office/Production/Technical	Media/Corp

New York, NY	Buildings (2,731,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 676,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/PEP/DTCI

Bristol, CT	Land (117 acres) & Buildings (1,175,000 ft2)	Owned Office/Production/Technical	Media/Studio

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	Media/Studio

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (80,000 ft2)	Leased Office/Storage	Studio/Media

San Francisco, CA	Buildings (691,000 ft2)	Leased Office/Production/Technical/Theater (includes 57,000 ft2 sublet to third-party tenants)	Studio/Media/ PEP/DTCI

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corp/Studio/Media/ PEP/DTCI

Hammersmith, England	Building (284,000 ft2)	Leased Office	Corp/Studio/Media/ PEP/DTCI

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail/Residential	Studio/Media/ PEP/DTCI
(1)    Corp – Corporate, PEP – Parks, Experiences and Products, DTCI – Direct-To-Consumer & International
(2)    Surrounding cities include Glendale, CA, North Hollywood, CA and Sun Valley, CA

ITEM 3. Legal Proceedings
As disclosed in Note 15 to the Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 15 relating to certain legal matters is incorporated herein by reference.
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not expect the Company to suffer any material liability by reason of these actions.
ITEM 4. Mine Safety Disclosures
Not applicable.
Executive Officers of the Company
The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors meetings, as appropriate. Each of the executive officers has been employed by the Company in the position or positions indicated in the list and pertinent notes below. Each of the executive officers has been employed by the Company for more than five years.
At September 28, 2019, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	68	Chairman and Chief Executive Officer(1)	2000
Alan N. Braverman	71	Senior Executive Vice President, General Counsel and Secretary	2003
Christine M. McCarthy	64	Senior Executive Vice President and Chief Financial Officer(2)	2005
M. Jayne Parker	58	Senior Executive Vice President and Chief Human Resources Officer(3)	2009
Zenia B. Mucha	63	Senior Executive Vice President Corporate Communications(4)	2018

(1)	Mr. Iger was appointed Chairman of the Board and Chief Executive Officer effective March 13, 2012. He was President and Chief Executive Officer from October 2, 2005 through that date.

(2)
Ms. McCarthy was appointed Senior Executive Vice President and Chief Financial Officer effective June 30, 2015. She was previously Executive Vice President, Corporate Real Estate, Alliances and Treasurer of the Company from 2000 to 2015.

(3)
Ms. Parker was appointed Senior Executive Vice President and Chief Human Resources Officer effective August 20, 2017. She was previously Executive Vice President and Chief Human Resources Officer from 2009.

(4)	Ms. Mucha was appointed Senior Executive Vice President Corporate Communications effective August 2016. She was previously Executive Vice President Corporate Communications from March 2005.

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”.
See Note 12 of the Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2019 and 2018. The Board of Directors has not declared a dividend related to the second half of fiscal 2019 as of the date of this report.
As of September 28, 2019, the approximate number of common shareholders of record was 850,000.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 28, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30, 2019 – July 31, 2019	176,029	$142.64	—	n/a
August 1, 2019 – August 31, 2019	32,319	136.28	—	n/a
September 1, 2019 – September 28, 2019	23,293	135.13	—	n/a
Total	231,641	141.00	—	n/a

(1)
231,641 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 6. Selected Financial Data
(in millions, except per share data)

	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Statements of income
Revenues	$69,570	$59,434	$55,137	$55,632	$52,465
Net income from continuing operations	10,913	13,066	9,366	9,790	8,852
Net income from continuing operations attributable to Disney	10,441	12,598	8,980	9,391	8,382
Per common share
Earnings attributable to Disney
Continuing Operations - Diluted	$6.27	$8.36	$5.69	$5.73	$4.90
Continuing Operations - Basic	6.30	8.40	5.73	5.76	4.95
Dividends (6)	1.76	1.68	1.56	1.42	1.81
Balance sheets
Total assets	$193,984	$98,598	$95,789	$92,033	$88,182
Long-term obligations	60,852	24,797	26,710	24,189	19,142
Disney shareholders’ equity	88,877	48,773	41,315	43,265	44,525
Statements of cash flows
Cash provided (used) by - continuing operations:
Operating activities	$5,984	$14,295	$12,343	$13,136	$11,385
Investing activities	(15,096)	(5,336)	(4,111)	(5,758)	(4,245)
Financing activities	(464)	(8,843)	(8,959)	(7,220)	(5,801)

(1)
On March 20, 2019, the Company acquired TFCF for cash and Disney shares (see Note 4 to the Consolidated Financial Statements). TFCF and Hulu's financial results have been consolidated since the date of acquisition and had a number of adverse impacts on fiscal 2019 results, the most significant of which were amortization expense related to recognition of TFCF and Hulu intangible assets and fair value step-up on film and television costs ($0.74 per diluted share), an impact from shares issued upon the TFCF acquisition ($0.74 per diluted share), restructuring and impairment charges ($0.55 per diluted share) and TFCF and Hulu operating results ($0.27 per diluted share). Additional impacts included a non-cash gain from remeasuring our initial 30% interest in Hulu to fair value ($2.22 per diluted share), equity investment impairments ($0.25 per diluted share) and a charge for the extinguishment of a portion of the debt originally assumed in the TFCF acquisition ($0.24 per diluted share). Cash provided by continuing operating activities reflected payments for tax obligations that arose from the spin-off of Fox Corporation in connection with the TFCF acquisition and the sale of the RSNs acquired with TFCF and cash used in continuing investing activities reflected a cash payment of $35.7 billion paid to acquire TFCF, offset by the $25.7 billion in cash and cash equivalents assumed in the TFCF acquisition.

(2)
Fiscal 2018 results include a net benefit from the Tax Act ($1.11 per diluted share) and the benefit from a reduction in the Company’s fiscal 2018 U.S. federal statutory income tax rate ($0.75 per diluted share) (see Note 10 to the Consolidated Financial Statements). In addition, fiscal 2018 included gains on the sales of real estate and property rights ($0.28 per diluted share) and an adverse impact from equity investment impairments ($0.11 per diluted share).

(3)	Fiscal 2017 results include a non-cash net gain in connection with the acquisition of a controlling interest in BAMTech ($0.10 per diluted share) (see Note 4 to the Consolidated Financial Statements).

(4)	Fiscal 2016 results include the Company’s share of a net gain recognized by A+E in connection with an acquisition of an interest in Vice ($0.13 per diluted share).

(5)	Fiscal 2015 results include the write-off of a deferred tax asset as a result of a recapitalization at Disneyland Paris ($0.23 per diluted share).

(6)	In fiscal 2015, the Company began paying dividends on a semiannual basis. Accordingly, fiscal 2015 includes dividend payments related to fiscal 2014 and the first half of fiscal 2015.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS
(in millions, except per share data)

				% Change Better/(Worse)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Services	$60,542	$50,869	$46,843	19%	9%
Products	9,028	8,565	8,294	5%	3%
Total revenues	69,570	59,434	55,137	17%	8%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(36,450)	(27,528)	(25,320)	(32)%	(9)%
Cost of products (exclusive of depreciation and amortization)	(5,568)	(5,198)	(4,986)	(7)%	(4)%
Selling, general, administrative and other	(11,541)	(8,860)	(8,176)	(30)%	(8)%
Depreciation and amortization	(4,160)	(3,011)	(2,782)	(38)%	(8)%
Total costs and expenses	(57,719)	(44,597)	(41,264)	(29)%	(8)%
Restructuring and impairment charges	(1,183)	(33)	(98)	>(100)%	66%
Other income, net	4,357	601	78	>100%	>100%
Interest expense, net	(978)	(574)	(385)	(70)%	(49)%
Equity in the income (loss) of investees, net	(103)	(102)	320	(1)%	nm
Income from continuing operations before income taxes	13,944	14,729	13,788	(5)%	7%
Income taxes from continuing operations	(3,031)	(1,663)	(4,422)	(82)%	62%
Net income from continuing operations	10,913	13,066	9,366	(16)%	40%
Income from discontinued operations (includes income tax expense of $35, $0 and $0, respectively)	671	—	—	nm	nm
Net income	11,584	13,066	9,366	(11)%	40%
Less: Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(472)	(468)	(386)	(1)%	(21)%
Less: Net income from discontinued operations attributable to noncontrolling interests	(58)	—	—	nm	nm
Net income attributable to Disney	$11,054	$12,598	$8,980	(12)%	40%
Earnings per share attributable to Disney:
Diluted
Continuing operations	$6.27	$8.36	$5.69	(25)%	47%
Discontinued operations	0.37	—	—	nm	nm
	$6.64	$8.36	$5.69	(21)%	47%

Basic
Continuing operations	$6.30	$8.40	$5.73	(25)%	47%
Discontinued operations	0.37	—	—	nm	nm
	$6.68	$8.40	$5.73	(20)%	47%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,666	1,507	1,578
Basic	1,656	1,499	1,568

Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Consolidated Results and Non-Segment Items

•	Business Segment Results — 2019 vs. 2018

•	Business Segment Results — 2018 vs. 2017

•	Corporate and Unallocated Shared Expenses

•	Restructuring in Connection With the Acquisition of TFCF

•	Significant Developments

•	Liquidity and Capital Resources

•	Contractual Obligations, Commitments and Off Balance Sheet Arrangements

•	Critical Accounting Policies and Estimates

•	Forward-Looking Statements
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
The Company’s financial results for fiscal 2019 are presented in accordance with new accounting guidance for revenue recognition (ASC 606) that we adopted at the beginning of fiscal 2019. Prior period results have not been restated to reflect this change in accounting guidance. Segment operating income for fiscal 2019 includes a $91 million benefit from the adoption of ASC 606 primarily due to the timing of recognition of TV/SVOD distribution revenue at Studio Entertainment. Further information about our adoption of ASC 606 is provided in Note 3 to the Consolidated Financial Statements.
2019 vs. 2018
As discussed in Note 4 to the Consolidated Financial Statements, the Company acquired TFCF on March 20, 2019. Additionally, in connection with the acquisition of TFCF, we acquired a controlling interest in Hulu. The Company began consolidating the results of TFCF and Hulu effective March 20, 2019.
Revenues for fiscal 2019 increased 17%, or $10.1 billion, to $69.6 billion; net income attributable to Disney decreased 12%, or $1.5 billion, to $11.1 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) decreased 25%, or $2.09 to $6.27. The decrease in EPS was due to the comparison to a benefit in fiscal 2018 from U.S. federal income tax legislation (Tax Act), which was enacted in fiscal 2018 (See Note 10 to the Consolidated Financial Statements), amortization expense on intangibles and the fair value step-up on film and television costs from the TFCF acquisition and consolidation of Hulu, an increase in shares outstanding and restructuring costs incurred in connection with the acquisition and integration of TFCF. The increase in shares outstanding was due to shares that were issued in connection with the acquisition of TFCF. Additionally, the decrease in EPS reflected lower segment operating income, which included a $0.5 billion adverse impact from the consolidation of TFCF and Hulu in the current year, the absence of a gain recognized in the prior year on the sale of real estate, a charge in the current year for the extinguishment of debt and higher interest expense. These decreases were partially offset by a non-cash gain recognized in the current year in connection with the acquisition of a controlling interest in Hulu (Hulu Gain) (See Note 4 to the Consolidated Financial Statements). Segment operating income from our legacy operations decreased due to higher losses at Direct-to-Consumer & International and lower results at Media Networks, partially offset by growth at Parks, Experiences and Products.
Revenues
Service revenues for fiscal 2019 increased 19%, or $9.7 billion, to $60.5 billion, due to the consolidation of TFCF and Hulu’s operations and to a lesser extent, growth at our legacy operations. The increase at our legacy operations was due to higher guest spending at our theme parks and resorts, an increase in affiliate fees, higher theatrical distribution revenue and growth in merchandise licensing. These increases were partially offset by lower ABC Studios program sales. Service revenue reflected an approximate 1 percentage point decrease due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact).
Product revenues for fiscal 2019 increased 5%, or $0.5 billion, to $9.0 billion, due to the consolidation of TFCF’s operations and growth at our legacy operations. The increase at our legacy operations was due to guest spending growth at our theme parks and resorts, partially offset by lower home entertainment volumes. Product revenue reflected an approximate 1 percentage point decrease due to an unfavorable Foreign Exchange Impact.

Costs and expenses
Cost of services for fiscal 2019 increased 32%, or $8.9 billion, to $36.5 billion, due to the consolidation of TFCF and Hulu’s operations and higher costs at our legacy operations. The increase in costs at our legacy operations reflected higher programming and production costs, labor cost inflation at our theme parks and resorts and an increase in film cost amortization. Cost of services reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Cost of products for fiscal 2019 increased 7%, or $0.4 billion, to $5.6 billion, due to the consolidation of TFCF's operations and higher costs at our legacy operations. The increase in costs at our legacy operations was due to higher sales of food, beverage and merchandise and labor cost inflation at our theme parks and resorts, partially offset by a decrease in home entertainment volumes. Cost of products reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Selling, general, administrative and other costs for fiscal 2019 increased 30%, or $2.7 billion, to $11.5 billion, due to the consolidation of TFCF and Hulu’s operations, and increases in marketing and compensation costs at our legacy operations. Selling, general, administrative and other costs reflected an approximate 2 percentage point decrease due to a favorable Foreign Exchange Impact.
Depreciation and amortization costs increased 38%, or $1.1 billion, to $4.2 billion due to amortization of intangible assets arising from the acquisition of TFCF and consolidation of Hulu.
Restructuring and Impairment Charges
The Company recorded $1.2 billion and $33 million of restructuring and impairment charges in fiscal 2019 and 2018, respectively. Charges in fiscal 2019 were due to severance in connection with the acquisition and integration of TFCF. Charges in fiscal 2018 were due to severance costs.
Other Income, net

(in millions)	2019	2018	% Change Better/(Worse)
Hulu Gain	$4,794	$—	nm
Insurance recoveries related to legal matters	46	38	21%
Charge for the extinguishment of a portion of the debt originally assumed in the TFCF acquisition	(511)	—	nm
Gain on sale of real estate, property rights and other	28	563	(95)%
Other income, net	$4,357	$601	>100%
In fiscal 2019, the Company recognized a non-cash gain of $4,794 million in connection with the acquisition of a controlling interest in Hulu.
In fiscal 2019 and fiscal 2018, the Company recorded insurance recoveries of $46 million and $38 million, respectively, in connection with the settlement of legal matters.
In fiscal 2019, the Company recorded a charge of $511 million for the extinguishment of a portion of the debt originally assumed in TFCF acquisition.
In fiscal 2019, the Company recorded a gain of $28 million on the deemed settlement of preexisting relationships with TFCF pursuant to acquisition accounting guidance. In fiscal 2018, the Company recorded gains of $560 million in connection with the sales of real estate and property rights in New York City and a $3 million adjustment to a fiscal 2017 non-cash net gain of $255 million recorded in connection with the acquisition of a controlling interest in BAMTech.

Interest Expense, net

(in millions)	2019	2018	% Change Better/(Worse)
Interest expense	$(1,246)	$(682)	(83)%
Interest income, investment income and other	268	108	>100%
Interest expense, net	$(978)	$(574)	(70)%
The increase in interest expense was due to higher average debt balances as a result of the TFCF acquisition and to a lesser extent, higher average interest rates. These increases were partially offset by higher capitalized interest and a benefit from market value adjustments on pay-floating interest rate swap options.
The increase in interest income, investment income and other for the year was due to a $102 million benefit related to pension and postretirement benefit costs, other than service cost, and higher interest income on cash balances. The comparable benefit related to pension and postretirement benefit costs of $30 million in the prior year was reported in “Costs and expenses.” The benefit in the current year was due to the expected return on pension plan assets exceeding interest expense on plan liabilities and amortization of prior net actuarial losses.
Equity in the Loss of Investees
Equity in the loss of investees of $103 million was comparable to the prior year as higher impairments in the current year were offset by lower equity losses from Hulu as a result of our consolidation of Hulu following the TFCF acquisition.
Effective Income Tax Rate

	2019	2018	Change Better/(Worse)
Effective income tax rate - continuing operations	21.7%	11.3%	(10.4)	ppt
The increase in the effective income tax rate was due to the impact of the Tax Act, of which the most significant impacts were a $1.7 billion net benefit (11 percentage points) that was recognized in the prior year, partially offset by a current year benefit from a reduction in the Company’s U.S. statutory federal income tax rate to 21% in fiscal 2019 from 24.5% in fiscal 2018.
Noncontrolling Interests

(in millions)	2019	2018	% Change Better/(Worse)
Net income from continuing operations attributable to noncontrolling interests	$(472)	$(468)	(1)%
Net income from continuing operations attributable to noncontrolling interests was comparable to the prior year as the accretion of the redeemable noncontrolling interest in Hulu (see Note 4 to the Consolidated Financial Statements) and a lower loss allocation to the noncontrolling interest holders of BAMTech were offset by a higher loss from our direct-to-consumer sports business.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Discontinued Operations
Net income from discontinued operations in fiscal 2019 reflected the operations of the RSNs.
2018 vs. 2017
Revenues for fiscal 2018 increased 8%, or $4.3 billion, to $59.4 billion; net income attributable to Disney increased 40%, or $3.6 billion, to $12.6 billion; and EPS for the year increased 47%, or $2.67 to $8.36. The EPS increase in fiscal 2018 was due to a benefit from the Tax Act, higher segment operating income, a decrease in weighted average shares outstanding as a result of our share repurchase program and gains on the sale of real estate and property rights. These increases were partially offset by the comparison to a fiscal 2017 non-cash net gain in connection with the acquisition of a controlling interest in BAMTech, impairments of our Vice and Villages Nature equity method investments in fiscal 2018 and higher net interest and corporate and unallocated shared expenses. The increase in segment operating income was due to growth at our Studio Entertainment, Parks, Experiences and Products and Media Networks segments, partially offset by lower results at our Direct-to-Consumer & International segment. In addition, net income attributable to Disney reflected an approximate 1 percentage point decrease due to an unfavorable Foreign Exchange Impact.
Revenues
Service revenues for fiscal 2018 increased 9%, or $4.0 billion, to $50.9 billion, due to higher theatrical distribution revenue, growth in guest spending and volumes at our theme parks and resorts, an increase in affiliate fees, increased TV/SVOD distribution revenue and the consolidation of BAMTech. In September 2017, the Company increased its ownership in BAMTech and began consolidating its results. These increases were partially offset by lower advertising revenue.
Product revenues for fiscal 2018 increased 3%, or $0.3 billion, to $8.6 billion, due to guest spending and volume growth at our theme parks and resorts, partially offset by lower home entertainment volumes and a decrease in retail store sales. Product revenue reflected an approximate 1 percentage point increase due to a favorable Foreign Exchange Impact.
Costs and expenses
Cost of services for fiscal 2018 increased 9%, or $2.2 billion, to $27.5 billion, due to higher film and television cost amortization driven by an increase in theatrical and TV/SVOD distribution revenue and contractual rate increases for television programming. Costs of services also increased due to the consolidation of BAMTech and higher costs at our theme parks and resorts reflecting cost inflation, higher technology and operations support expenses and a special fiscal 2018 domestic employee bonus.
Cost of products for fiscal 2018 increased 4%, or $0.2 billion, to $5.2 billion due to cost inflation and higher guest spending and volumes at our theme parks and resorts. Cost of products reflected an approximate 1 percentage point increase due to an unfavorable Foreign Exchange Impact.
Selling, general, administrative and other costs for fiscal 2018 increased 8%, or $0.7 billion, to $8.9 billion, due to higher marketing spend, the consolidation of BAMTech, costs incurred in connection with the TFCF acquisition and an increase in compensation costs.
Depreciation and amortization costs increased 8%, or $0.2 billion, to $3.0 billion primarily due to depreciation of new attractions at our theme parks and resorts and the consolidation of BAMTech. Depreciation and amortization costs reflected an approximate 1 percentage point increase due to an unfavorable Foreign Exchange Impact.
Restructuring and Impairment Charges
The Company recorded $33 million and $98 million of restructuring and impairment charges in fiscal 2018 and 2017, respectively. Charges in fiscal 2018 were due to severance costs. Charges in fiscal 2017 were due to severance costs and asset impairments.
Other Income, net

(in millions)	2018	2017	% Change Better/(Worse)
Gain on sales of real estate and property rights	$560	$—	nm
Insurance recoveries (settlements) related to legal matters	38	(177)	nm
Gain related to the acquisition of BAMTech	3	255	(99)%
Other income, net	$601	$78	>100%
In fiscal 2017, the Company recorded a charge of $177 million in connection with the settlement of a litigation matter, net of committed insurance recoveries, and a gain of $255 million in connection with the acquisition of a controlling interest in BAMTech.

Interest Expense, net

(in millions)	2018	2017	% Change Better/(Worse)
Interest expense	$(682)	$(507)	(35)%
Interest and investment income	108	122	(11)%
Interest expense, net	$(574)	$(385)	(49)%
The increase in interest expense was due to an increase in average interest rates, higher average debt balances and financing costs related to the acquisition of TFCF.
The decrease in interest and investment income for fiscal 2018 was due to the comparison to gains on investments recognized in fiscal 2017, partially offset by an increase in interest income driven by higher average interest rates.
Equity in the income (loss) of investees, net
Equity in the income of investees decreased $422 million, to a loss of $102 million due to higher losses from Hulu, impairments of Vice and Villages Nature equity method investments and lower income from A+E. These decreases were partially offset by a favorable comparison to a loss from BAMTech in fiscal 2017. The decrease at Hulu was driven by higher programming, labor and marketing costs, partially offset by growth in subscription and advertising revenue. The decrease at A +E was due to lower advertising revenue and higher programming costs, partially offset by higher program sales.
Effective Income Tax Rate

	2018	2017	Change Better/(Worse)
Effective income tax rate	11.3%	32.1%	20.8	ppt
The decrease in the effective income tax rate was due to the impact of the Tax Act, which included:

•
A net benefit of $1.7 billion, which reflected a $2.1 billion benefit from remeasuring our deferred tax balances to the new statutory rate (Deferred Remeasurement), partially offset by a charge of $0.4 billion for a one-time tax on certain accumulated foreign earnings (Deemed Repatriation Tax). This benefit had an impact of approximately 11.5 percentage points on the effective income tax rate.

•
A reduction in the Company’s fiscal 2018 U.S. statutory federal income tax rate to 24.5% from 35.0% in fiscal 2017. Net of state tax and other related effects, the reduction in the statutory rate had an impact of approximately 8.2 percentage points on the effective income tax rate.

Noncontrolling Interests

(in millions)	2018	2017	% Change Better/(Worse)
Net income from continuing operations attributable to noncontrolling interests	$(468)	$(386)	(21)%
Net income attributable to noncontrolling interests for fiscal 2018 increased $82 million to $468 million due to lower tax expense at ESPN, largely due to the Tax Act, and the impact of the Company’s acquisition of the noncontrolling interest in Disneyland Paris in the third quarter of fiscal 2017. These increases were partially offset by losses at BAMTech.
Certain Items Impacting Comparability
Results for fiscal 2019 were impacted by the following:

•	The Hulu Gain of $4.8 billion

•
A benefit of $74 million consisting of $46 million from insurance recoveries related to a legal matter and a gain of $28 million recognized on the settlement of preexisting relationships with TFCF pursuant to acquisition accounting guidance

•	A benefit of $34 million from the Tax Act

•	Amortization of $1.6 billion related to TFCF and Hulu intangible assets and fair value step-up on film and television costs

•	Restructuring and impairment charges of $1.2 billion

•	Impairments of $538 million on equity investments

•	A charge of $511 million for the extinguishment of a portion of debt originally assumed in the TFCF acquisition
Results for fiscal 2018 were impacted by the following:

•	A benefit of $1.7 billion from the Tax Act Deferred Remeasurement, net of the Deemed Repatriation Tax

•
A benefit of $601 million comprising $560 million in gains from the sales of real estate and property rights, $38 million from insurance recoveries in connection with the settlement of a fiscal 2017 litigation matter and $3 million from an adjustment related to a non-cash gain recognized in fiscal 2017 for the acquisition of a controlling interest in BAMTech

•	Impairments of $210 million for Vice and Villages Nature equity investments

•	Restructuring and impairment charges of $33 million
Results for fiscal 2017 were impacted by the following:

•	A non-cash net gain of $255 million in connection with the acquisition of a controlling interest in BAMTech

•	A charge, net of committed insurance recoveries, of $177 million in connection with the settlement of litigation

•	Restructuring and impairment charges of $98 million

A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Year Ended September 28, 2019:
Hulu Gain	$4,794	$(1,103)	$3,691	$2.22
Insurance recoveries and gains on the settlement of preexisting relationships	74	(17)	57	0.03
Benefit from the Tax Act	—	34	34	0.02
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs, net of gain(3)	(1,595)	355	(1,240)	(0.74)
Restructuring and impairment charges	(1,183)	273	(910)	(0.55)
Impairment of equity investments	(538)	123	(415)	(0.25)
Charge for the extinguishment of debt	(511)	118	(393)	(0.24)
Total	$1,041	$(217)	$824	$0.50

Year Ended September 29, 2018:
Net benefit from the Tax Act	$—	$1,701	$1,701	$1.11
Gain from sale of real estate, property rights and other	601	(158)	443	0.30
Impairment of equity investments	(210)	49	(161)	(0.11)
Restructuring and impairment charges	(33)	7	(26)	(0.02)
Total	$358	$1,599	$1,957	$1.28

Year Ended September 30, 2017:
Settlement of litigation	$(177)	$65	$(112)	$(0.07)
Restructuring and impairment charges	(98)	31	(67)	(0.04)
Gain related to the acquisition of BAMTech	255	(93)	162	0.10
Total	$(20)	$3	$(17)	$(0.01)

(1)	Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.

(2)	EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

(3)	Includes amortization of intangibles related to TFCF equity investees.

BUSINESS SEGMENT RESULTS — 2019 vs. 2018
Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other costs, and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.
Our Media Networks segment generates revenue from affiliate fees, advertising (excluding addressable ad sales) and other revenues, which include the sale and distribution of television programs. Significant expenses include amortization of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs.
Our Parks, Experiences and Products segment generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise at our theme parks and resorts, charges for room nights at hotels, sales of cruise vacations, sales and rentals of vacation club properties, royalties from licensing intellectual properties and sale of branded merchandise. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant expenses include operating labor, costs of goods sold, infrastructure costs, depreciation and other operating expenses. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
Our Studio Entertainment segment generates revenue from the distribution of films in the theatrical, home entertainment and TV/SVOD markets, stage play ticket sales and licensing of our intellectual properties for use in live entertainment productions. Significant expenses include amortization of production, participations and residuals costs, marketing and sales costs, distribution expenses and costs of sales.
Our Direct-to-Consumer & International segment generates revenue from affiliate fees, advertising sales (includes addressable ad sales), subscription fees for our DTC streaming and other services, and fees charged for technology support services. Significant expenses include operating expenses, selling general and administrative costs and depreciation and amortization. Operating expenses include programming and production costs (including programming, production and branded digital content obtained from other Company segments), technology support costs, operating labor and distribution costs.
The Company evaluates the performance of its operating segments based on segment operating income, and management uses total segment operating income as a measure of the overall performance of the operating businesses. Total segment operating income is not a financial measure defined by GAAP, should be reviewed in conjunction with the relevant GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company believes that information about total segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income.
The following table reconciles income from continuing operations before income taxes to total segment operating income.

				% Change Better/(Worse)
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Income before income taxes	$13,944	$14,729	$13,788	(5)%	7%
Add/(subtract):
Corporate and unallocated shared expenses	987	744	582	(33)%	(28)%
Restructuring and impairment charges	1,183	33	98	>(100)%	66%
Other income, net	(4,357)	(601)	(78)	>100%	>100%
Interest expense, net	978	574	385	(70)%	(49)%
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs (1)	1,595	—	—	nm	nm
Impairment of equity investments	538	210	—	>(100)%	nm
Total segment operating income	$14,868	$15,689	$14,775	(5)%	6%

(1)	Includes amortization of intangibles related to TFCF equity investees

The following is a summary of segment revenue and operating income:

				% Change Better/(Worse)
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenues:
Media Networks	$24,827	$21,922	$21,299	13%	3%
Parks, Experiences and Products	26,225	24,701	23,024	6%	7%
Studio Entertainment	11,127	10,065	8,352	11%	21%
Direct-to-Consumer & International	9,349	3,414	3,075	100%	11%
Eliminations	(1,958)	(668)	(613)	>(100)%	(9)%
	$69,570	$59,434	$55,137	17%	8%
Segment operating income / (loss):
Media Networks	$7,479	$7,338	$7,196	2%	2%
Parks, Experiences and Products	6,758	6,095	5,487	11%	11%
Studio Entertainment	2,686	3,004	2,363	(11)%	27%
Direct-to-Consumer & International	(1,814)	(738)	(284)	>(100)%	(100)%
Eliminations	(241)	(10)	13	>(100)%	nm
	$14,868	$15,689	$14,775	(5)%	6%

Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2019	September 29, 2018
Revenues
Affiliate fees	$13,433	$11,907	13%
Advertising	6,965	6,586	6%
TV/SVOD distribution and other	4,429	3,429	29%
Total revenues	24,827	21,922	13%
Operating expenses	(15,499)	(13,197)	(17)%
Selling, general, administrative and other	(2,361)	(1,899)	(24)%
Depreciation and amortization	(191)	(199)	4%
Equity in the income of investees	703	711	(1)%
Operating Income	$7,479	$7,338	2%

Revenues
The increase in affiliate fees was due to increases of 8% from the consolidation of TFCF’s operations and 7% from higher contractual rates, partially offset by a decrease of approximately 2 and one-half percent from fewer subscribers.
The increase in advertising revenues was due to increases of $374 million at Cable Networks, from $3,129 million to $3,503 million and $5 million at Broadcasting, from $3,457 million to $3,462 million. Cable Networks advertising revenue reflected increases of 11% from the consolidation of TFCF’s operations and 2% from higher impressions reflecting higher units delivered, partially offset by lower average viewership. Broadcasting advertising revenue was comparable to the prior-year period as increases of 7% from higher network rates and 2% from the consolidation of TFCF’s operations were offset by a decrease of 9% from average viewership.

TV/SVOD distribution and other revenue increased $1,000 million, due to sales of TFCF programs, partially offset by a decrease in ABC Studios program sales. The decrease in ABC Studios program sales reflects the prior-year sales of Daredevil, Luke Cage and Iron Fist, partially offset by the current-year sale of The Punisher.
Costs and Expenses
Operating expenses include programming and production costs, which increased $2,142 million from $12,555 million to $14,697 million. At Cable Networks, programming and production costs increased $1,255 million due to the consolidation of TFCF’s operations and contractual rate increases for college sports, NFL, NBA and MLB programming. At Broadcasting, programming and production costs increased $887 million due to the consolidation of TFCF’s operations, partially offset by the impact of lower ABC Studios program sales.
Selling, general, administrative and other costs increased from $1,899 million to $2,361 million due to the consolidation of TFCF’s operations.
Segment Operating Income
Segment operating income increased 2%, or $141 million, to $7,479 million due to the consolidation of TFCF’s operations, partially offset by lower income from ABC Studios program sales.
The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2019	September 29, 2018
Revenues
Cable Networks	$16,486	$14,610	13%
Broadcasting	8,341	7,312	14%
	$24,827	$21,922	13%
Segment operating income
Cable Networks	$5,425	$5,225	4%
Broadcasting	1,351	1,402	(4)%
Equity in the income of investees	703	711	(1)%
	$7,479	$7,338	2%
Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Network segment that are excluded from segment operating income:

	Year Ended
(in millions)	September 28, 2019	September 29, 2018	% Change Better/(Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(684)	$—	nm
Restructuring and impairment charges	(105)	(2)	>(100)%
Impairment of equity investments	(184)	—	>(100)%
(1) Amortization of step-up on film and television costs was $359 million and amortization of intangible assets was $325 million.

Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2019	September 29, 2018
Revenues
Theme park admissions	$7,540	$7,183	5%
Parks & Experiences merchandise, food and beverage	5,963	5,674	5%
Resorts and vacations	6,266	5,938	6%
Merchandise licensing and retail	4,519	4,249	6%
Parks licensing and other	1,937	1,657	17%
Total revenues	26,225	24,701	6%
Operating expenses	(14,015)	(13,326)	(5)%
Selling, general, administrative and other	(3,133)	(2,930)	(7)%
Depreciation and amortization	(2,306)	(2,327)	1%
Equity in the loss of investees	(13)	(23)	43%
Operating Income	$6,758	$6,095	11%

Revenues
The increase in theme park admissions revenue was due to an increase of 8% from higher average ticket prices, partially offset by decreases of 2% from lower attendance and 1% from an unfavorable Foreign Exchange Impact. The decrease in attendance was due to lower attendance at Shanghai Disney Resort. Attendance at our domestic theme parks was comparable to the prior year.
Parks & Experiences merchandise, food and beverage revenue growth was due to an increase of 6% from higher average guest spending, partially offset by a decrease of 1% from lower volumes.
The increase in resorts and vacations revenue was primarily due to increases of 2% from higher average daily hotel room rates, 1% from an increase in average ticket prices for cruise line sailings and 1% from the consolidation of TFCF's operations.
Merchandise licensing and retail revenue growth was due to increases of 3% from merchandise licensing, 1% from our retail stores, 1% from a favorable Foreign Exchange Impact and 1% from our publishing business due to the consolidation of TFCF's operations. The increase in merchandise licensing revenues was primarily due to higher revenue from products based on Toy Story, an increase in guaranteed shortfall recognition and higher revenues from Avengers and Frozen merchandise. These increases were partially offset by lower revenues from products based on Star Wars and Cars. Higher revenues at our retail stores were due to an increase in online sales.
The increase in parks licensing and other revenue was due to the adoption of ASC 606 and higher real estate sales. The adoption of ASC 606 required certain cost reimbursements from licensees to be recognized as revenue rather than recorded as an offset to operating expenses.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018	Fiscal 2019	Fiscal 2018
Parks
Increase/ (decrease)
Attendance	—%	4%	(7)%	4%	(2)%	4%
Per Capita Guest Spending	7%	6%	13%	5%	8%	6%
Hotels (1)
Occupancy	90%	88%	81%	84%	88%	87%
Available Room Nights (in thousands)	10,030	10,045	3,182	3,179	13,212	13,224
Per Room Guest Spending	$353	$345	$330	$315	$348	$338

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Hotel statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2018 average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $237 million from $5,937 million to $6,174 million, cost of sales and distribution costs, which increased $154 million from $2,764 million to $2,918 million, and infrastructure costs, which increased $99 million from $2,370 million to $2,469 million. The increase in operating labor was due to inflation, including the impact of wage increases for union employees, partially offset by the comparison to a special domestic employee bonus that was recognized in fiscal 2018. The increase in cost of sales and distribution costs was driven by higher sales of food, beverage and merchandise at our theme parks and resorts. Higher infrastructure costs were due to an increase in technology spending and costs for new guest offerings, including expenses associated with Star Wars: Galaxy’s Edge. Other operating expenses, which include costs for such items as supplies, commissions and entertainment offerings, increased $199 million, from $2,255 million to $2,454 million, due to the recognition of certain cost reimbursements from licensees as revenue rather than recorded as an offset to operating expenses.
Selling, general, administrative and other costs increased $203 million from $2,930 million to $3,133 million primarily due to inflation and higher marketing spend at our parks and resorts.
Segment Operating Income
Segment operating income increased 11%, or $663 million, to $6,758 million due to growth at our domestic theme parks and resorts and our consumer products businesses.

The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment to provide continuity with our legacy reporting:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2019	September 29, 2018
Supplemental revenue detail
Parks & Experiences
Domestic	$17,369	$16,161	7%
International	4,223	4,135	2%
Consumer Products	4,633	4,405	5%
	$26,225	$24,701	6%
Supplemental operating income detail
Parks & Experiences
Domestic	$4,412	$4,013	10%
International	507	456	11%
Consumer Products	1,839	1,626	13%
	$6,758	$6,095	11%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2019	September 29, 2018
Revenues
Theatrical distribution	$4,726	$4,303	10%
Home entertainment	1,734	1,647	5%
TV/SVOD distribution and other	4,667	4,115	13%
Total revenues	11,127	10,065	11%
Operating expenses	(5,187)	(4,449)	(17)%
Selling, general, administrative and other	(3,119)	(2,493)	(25)%
Depreciation and amortization	(135)	(119)	(13)%
Operating Income	$2,686	$3,004	(11)%

Revenues
The increase in theatrical distribution revenue was due to the comparison of four significant Disney live-action titles, Lion King, Aladdin, Mary Poppins Returns and Dumbo in the current year to no significant Disney live-action titles in the prior year, and the consolidation of TFCF's operations. These increases were partially offset by two Marvel titles, Avengers: Endgame and Captain Marvel and no Star Wars title in the current year compared to four Marvel titles, Avengers: Infinity War, Black Panther, Thor: Ragnarok and Ant-Man and the Wasp, and two Star Wars titles, Star Wars: The Last Jedi and Solo: A Star Wars Story in the prior year. The current year also included Toy Story 4 and Ralph Breaks the Internet, while the prior year included Incredibles 2 and Coco.
Higher home entertainment revenue was due to an increase of 16% from the consolidation of TFCF’s operations, partially offset by decreases of 9% from lower unit sales and 1% from a decrease in net effective pricing at our legacy operations. The decrease in unit sales was due to the release of Star Wars: The Last Jedi in the prior year compared to no Star Wars release in the current year. Other significant titles in release included Avengers: Endgame, Incredibles 2, Captain Marvel, Ant-Man and the Wasp, and Ralph Breaks the Internet in the current year and Avengers: Infinity War, Black Panther, Thor: Ragnarok, Coco and Cars 3 in the prior year.

Higher TV/SVOD distribution and other revenue was due to an increase of 14% from TV/SVOD distribution, partially offset by a decrease of 2% from Lucasfilm’s special effects business due to fewer projects. The increase in TV/SVOD distribution was due to the consolidation of TFCF’s operations and, to a lesser extent, the impact of the adoption of ASC 606.
Costs and Expenses
Operating expenses include film cost amortization, which increased $575 million, from $3,187 million to $3,762 million, due to the consolidation of TFCF’s operations. Operating expenses also include cost of goods sold and distribution costs, which increased $163 million, from $1,262 million to $1,425 million, due to the consolidation of TFCF’s operations, partially offset by fewer projects at Lucasfilm’s special effects business.
Selling, general, administrative and other costs increased $626 million from $2,493 million to $3,119 million due to the consolidation of TFCF’s operations.
The increase in depreciation and amortization was due to the consolidation of TFCF’s operations.
Segment Operating Income
Segment operating income decreased 11%, or $318 million to $2,686 million due to the consolidation of TFCF’s operations and lower home entertainment results, partially offset by decreases in film impairments and write-offs from our legacy operations.

Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Year Ended
(in millions)	September 28, 2019	September 29, 2018	% Change Better/(Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(206)	$—	nm
Restructuring and impairment charges	(219)	(8)	>(100)%
(1) Amortization of step-up on film and television costs was $179 million and amortization of intangible assets was $27 million.

Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 28, 2019	September 29, 2018
Revenues
Affiliate fees	$2,740	$1,372	100%
Advertising	3,534	1,311	>100%
Subscription fees and other	3,075	731	>100%
Total revenues	9,349	3,414	>100%
Operating expenses	(8,497)	(2,384)	>(100)%
Selling, general, administrative and other	(2,108)	(1,003)	>(100)%
Depreciation and amortization	(318)	(185)	(72)%
Equity in the loss of investees	(240)	(580)	59%
Operating Loss	$(1,814)	$(738)	>(100)%
Revenues
The increase in affiliate fees was due to the consolidation of TFCF’s operations and to a lesser extent, higher rates at our legacy operations, partially offset by an unfavorable Foreign Exchange Impact.

The increase in advertising revenues was due to increases of $1,178 million in addressable advertising sales, driven by the consolidation of Hulu’s operations, and $1,045 million at our International Channels, driven by the consolidation of TFCF’s operations.
Subscription fees and other revenue increased due to the consolidation of Hulu’s operations and, to a lesser extent, the consolidation of TFCF's international program sales and higher subscription fees for ESPN+, which launched in April 2018.
Costs and Expenses
Operating expenses include an increase of $5,208 million in programming and production costs, from $1,572 million to $6,780 million, and an increase of $905 million in other operating expenses, from $812 million to $1,717 million. The increase in programming and production costs was due to the consolidation of Hulu and TFCF's operations and, to a lesser extent, the ramp up of our investment in ESPN+ and the upcoming launch of Disney+. Other operating expenses, which include technical support and distribution costs, increased due to the consolidation of Hulu and TFCF’s operations.
Selling, general, administrative and other costs increased $1,105 million, from $1,003 million to $2,108 million, due to the consolidation of TFCF and Hulu’s operations.
Depreciation and amortization increased $133 million, from $185 million to $318 million, due to the consolidation of TFCF and Hulu’s operations and increased investment in technology.
Equity in the Loss of Investees
Loss from equity investees decreased $340 million, from $580 million to $240 million, due to the consolidation of Hulu.
Segment Operating Loss
Segment operating loss increased from $738 million to $1,814 million due to the ramp up of our investment in ESPN+, which launched in April 2018, the consolidation of Hulu’s operations and costs associated with the upcoming launch of
Disney+, partially offset by the consolidation of TFCF's operations.
The following table presents supplemental revenue and operating income/(loss) detail for the Direct-to-Consumer & International segment. Fiscal 2019 includes revenues and operating income from the consolidation of TFCF and Hulu’s operations:

	Year Ended		% Change
(in millions)	September 28, 2019	September 29, 2018	Better / (Worse)
Supplemental revenue detail
International Channels	$4,690	$1,920	>100%
Direct-to-Consumer businesses and other	4,659	1,494	>100%
	$9,349	$3,414	>100%
Supplemental operating income/(loss) detail
International Channels	$670	$311	>100%
Direct-to-Consumer businesses and other	(2,244)	(469)	>(100)%
Equity in the loss of investees	(240)	(580)	59%
	$(1,814)	$(738)	>(100)%
Items Excluded from Segment Operating Loss Related to Direct-to-Consumer & International
The following table presents supplemental information for items related to the Direct-to-Consumer & International segment that are excluded from segment operating loss:

	Year Ended
(in millions)	September 28, 2019	September 29, 2018	% Change Better/(Worse)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(701)	$—	nm
Hulu Gain	4,822	—	nm
Restructuring and impairment charges	(456)	—	nm
Impairment of equity investments	(354)	(157)	>(100)%
(1) Amortization of intangible assets was $687 million and amortization of step-up on film and television costs was $14 million.

Eliminations
Intersegment content transactions are as follows:

	Year Ended		% Change
(in millions)	September 28, 2019	September 29, 2018	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(106)	$(169)	37%
Content transactions with Direct-to-Consumer & International	(272)	(28)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(1,580)	(471)	>(100)%
Total	$(1,958)	$(668)	>(100)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$(19)	$(8)	>(100)%
Content transactions with Direct-to-Consumer & International	(80)	—	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	(142)	(2)	>(100)%
Total	$(241)	$(10)	>(100)%
Revenues and Operating Income
The increase in the impact from eliminations was due to the elimination of sales of ABC Studios and Twentieth Century Fox Television programs to Hulu and the sales of films to Disney+.

BUSINESS SEGMENT RESULTS – 2018 vs. 2017
Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Affiliate fees	$11,907	$11,324	5%
Advertising	6,586	6,938	(5)%
TV/SVOD distribution and other	3,429	3,037	13%
Total revenues	21,922	21,299	3%
Operating expenses	(13,197)	(12,754)	(3)%
Selling, general, administrative and other	(1,899)	(1,909)	1%
Depreciation and amortization	(199)	(206)	3%
Equity in the income of investees	711	766	(7)%
Operating Income	$7,338	$7,196	2%

Revenues
The increase in affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by a decrease of 2% from fewer subscribers.
The decrease in advertising revenues was due to decreases of $229 million at Cable Networks, from $3,358 million to $3,129 million and $123 million at Broadcasting, from $3,580 million to $3,457 million. The decrease at Cable Networks was due to a decrease of 6% from lower impressions as lower average viewership was partially offset by higher units delivered. The decrease at Broadcasting was due to decreases of 7% from lower network impressions and 2% from lower impressions at the owned television stations, both of which were driven by lower average viewership. The decrease was partially offset by an increase of 6% from higher network rates.
TV/SVOD distribution and other revenue increased $392 million due to higher ABC Studios program sales driven by increased revenue from programs licensed to Hulu and higher sales of Grey’s Anatomy and Black-ish. Additionally, fiscal 2018 included the sales of Luke Cage, Daredevil and Jessica Jones compared to fiscal 2017 sales of The Punisher and The Defenders.
Costs and Expenses
Operating expenses include programming and production costs, which increased $486 million from $12,069 million to $12,555 million. At Broadcasting, programming and production costs increased $317 million due to higher program sales and a higher average cost of network programming, including the impact of American Idol, Roseanne and The Goldbergs in fiscal 2018. At Cable Networks, programming and production costs increased $169 million due to contractual rate increases for college sports, NFL, NBA and MLB programming, partially offset by lower production costs.
Equity in the Income of Investees
Income from equity investees decreased $55 million from $766 million to $711 million due to lower income from A+E driven by decreased advertising revenue and higher programming costs, partially offset by higher program sales.
Segment Operating Income
Segment operating income increased 2%, or $142 million, to $7,338 million due to higher program sales and an increase at the Domestic Disney Channels, partially offset by lower income from equity investees.
The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Cable Networks	$14,610	$14,416	1%
Broadcasting	7,312	6,883	6%
	$21,922	$21,299	3%
Segment operating income
Cable Networks	$5,225	$5,174	1%
Broadcasting	1,402	1,256	12%
Equity in the income of investees	711	766	(7)%
	$7,338	$7,196	2%

Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Theme park admissions	$7,183	$6,504	10%
Parks & Experiences merchandise, food and beverage	5,674	5,154	10%
Resorts and vacations	5,938	5,378	10%
Merchandise licensing and retail	4,249	4,494	(5)%
Parks licensing and other	1,657	1,494	11%
Total revenues	24,701	23,024	7%
Operating expenses	(13,326)	(12,455)	(7)%
Selling, general, administrative and other	(2,930)	(2,896)	(1)%
Depreciation and amortization	(2,327)	(2,161)	(8)%
Equity in the loss of investees	(23)	(25)	8%
Operating Income	$6,095	$5,487	11%

Revenues
The increase in theme park admissions revenue was due to increases of 6% from higher average ticket prices, 4% from attendance growth and 1% from a favorable Foreign Exchange Impact. Attendance growth included a favorable comparison to the fiscal 2017 impacts of Hurricanes Irma and Matthew at Walt Disney World Resort.
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 5% from higher average guest spending, 3% from volume growth and 2% from a favorable Foreign Exchange Impact. Volume growth included a benefit from the favorable comparison to the fiscal 2017 impacts of Hurricanes Irma and Matthew.
The increase in resorts and vacations revenue was primarily due to increases of 3% from higher average daily hotel room rates, 1% from higher average ticket prices for cruise line sailings, 1% from a favorable Foreign Exchange Impact, 1% from an increase in passenger cruise ship days and 1% from higher occupied hotel room nights. Higher occupied hotel room nights were due to an increase at our international resorts, partially offset by a decrease at our domestic resorts, reflecting fewer available room nights at Walt Disney World Resort due to room refurbishments and conversions to vacation club units.
Merchandise licensing and retail revenues were lower primarily due to decreases of 2% from licensing, 2% from lower retail sales and 1% from an unfavorable Foreign Exchange Impact. The decrease in revenue from licensing was driven by a decrease in licensee settlements and lower revenues from products based on Frozen, Cars and Princess, partially offset by an increase from products based on Mickey and Minnie and Avengers. Lower retail revenue was driven by a decrease in comparable store sales at The Disney Stores, partially offset by higher online revenue. The decrease in comparable store sales reflected lower sales of Star Wars and Moana merchandise in the fiscal 2018, partially offset by higher sales of Mickey and Minnie merchandise.
The increase in parks licensing and other revenue was primarily due to an increase in real estate rental and sponsorship revenues.

The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017	Fiscal 2018	Fiscal 2017
Parks
Increase/ (decrease)
Attendance	4%	2%	4%	47%	4%	13%
Per Capita Guest Spending	6%	2%	5%	(1)%	6%	(1)%
Hotels (1)
Occupancy	88%	88%	84%	80%	87%	86%
Available Room Nights (in thousands)	10,045	10,205	3,179	3,022	13,224	13,227
Per Room Guest Spending	$345	$317	$297	$289	$334	$311

(1)
Per room guest spending consists of the average daily hotel room rate as well as guest spending on food, beverage and merchandise at the hotels. Resort statistics include rentals of Disney Vacation Club units.

(2)	Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2017 average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $525 million from $5,412 million to $5,937 million, cost of goods sold and distribution costs, which increased $94 million from $2,670 million to $2,764 million and infrastructure costs, which increased $111 million from $2,259 million to $2,370 million. The increase in operating labor was due to inflation, higher volumes, an unfavorable Foreign Exchange Impact and a special fiscal 2018 domestic employee bonus. The increase in cost of goods sold and distribution costs was due to higher volumes and inflation. Higher infrastructure costs were driven by increased technology spending at our theme parks and resorts and inflation. Other operating expenses, which include costs such as supplies, commissions and entertainment offerings increased $141 million from $2,114 million to $2,255 million due to an unfavorable Foreign Exchange Impact, inflation and new guest offerings at our theme parks and resorts.
Selling, general, administrative and other costs increased $34 million from $2,896 million to $2,930 million primarily due to inflation and higher technology spending, partially offset by lower costs at our games business.
Depreciation and amortization increased $166 million from $2,161 million to $2,327 million primarily due to new attractions at our domestic parks and resorts and Hong Kong Disneyland Resort and asset impairments in fiscal 2018.
Segment Operating Income
Segment operating income increased 11%, or $608 million, to $6.1 billion due to growth at our domestic and international Parks & Experiences, partially offset by decreases at our merchandise licensing and retail businesses.

The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment to provide continuity with our legacy reporting:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Supplemental revenue detail
Parks & Experiences
Domestic	$16,161	$14,812	9%
International	4,135	3,603	15%
Consumer Products	4,405	4,609	(4)%
	$24,701	$23,024	7%
Supplemental operating income detail
Parks & Experiences
Domestic	$4,013	$3,464	16%
International	456	310	47%
Consumer Products	1,626	1,713	(5)%
	$6,095	$5,487	11%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Theatrical distribution	$4,303	$2,903	48%
Home entertainment	1,647	1,677	(2)%
TV/SVOD distribution and other	4,115	3,772	9%
Total revenues	10,065	8,352	21%
Operating expenses	(4,449)	(3,718)	(20)%
Selling, general, administrative and other	(2,493)	(2,156)	(16)%
Depreciation and amortization	(119)	(115)	(3)%
Operating Income	$3,004	$2,363	27%

Revenues
The increase in theatrical distribution revenue was due to the release of four Marvel titles in fiscal 2018 compared to two Marvel titles in fiscal 2017. The Marvel titles in fiscal 2018 were Avengers: Infinity War, Black Panther, Thor: Ragnarok and Ant-Man and the Wasp, whereas fiscal 2017 included Guardians of the Galaxy Vol. 2 and Doctor Strange. Other significant titles in fiscal 2018 included Star Wars: The Last Jedi, Incredibles 2 and Coco, while fiscal 2017 included Beauty and the Beast, Rogue One: A Star Wars Story, Pirates of the Caribbean: Dead Men Tell No Tales and Moana.
Lower home entertainment revenue reflected a 5% decrease from lower unit sales, partially offset by an increase of 3% from higher average net effective pricing. Lower unit sales were driven by the success of Moana and Finding Dory in fiscal 2017 compared to Coco and Cars 3 in fiscal 2018. The decrease was also driven by three live-action titles in fiscal 2017 as compared to two live-action titles in fiscal 2018 and the carryover performance of fiscal 2016 new release titles in fiscal 2017 compared to the carryover performance of fiscal 2017 new release titles in fiscal 2018. These decreases were partially offset by the release of three Marvel titles and two Lucasfilm titles in fiscal 2018 compared to two Marvel titles and one Lucasfilm title in fiscal 2017. The increase in average net effective pricing was due to higher rates and a higher sales mix of Blu-ray discs, partially offset by a lower mix of new release titles.
TV/SVOD distribution and other revenue reflected a 5% increase from TV/SVOD distribution and a 3% increase from stage plays. The increase in TV/SVOD distribution revenue was due to an increase in our free television business driven by new international agreements and the sale of Star Wars: The Force Awakens in fiscal 2018 with no comparable title in fiscal 2017. Higher stage play revenue was due to the opening of additional productions in fiscal 2018.
Costs and Expenses
Operating expenses include film cost amortization, which increased $625 million, from $2,562 million to $3,187 million and cost of goods sold and distribution costs, which increased $106 million, from $1,156 million to $1,262 million. Higher film cost amortization was due to the impact of higher theatrical distribution revenues. Higher cost of goods sold and distribution costs were due to an increase in stage play production and theatrical distribution costs.
Selling, general, administrative and other costs increased $337 million from $2,156 million to $2,493 million primarily due to higher theatrical marketing costs reflecting more titles released in fiscal 2018 and, to a lesser extent, higher stage play marketing costs due to additional productions in fiscal 2018.
Segment Operating Income
Segment operating income increased 27%, or $641 million to $3,004 million due to an increase in theatrical distribution results.

Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Year Ended		% Change Better / (Worse)
(in millions)	September 29, 2018	September 30, 2017
Revenues
Affiliate fees	$1,372	$1,335	3%
Advertising	1,311	1,293	1%
Subscription fees and other	731	447	64%
Total revenues	3,414	3,075	11%
Operating expenses	(2,384)	(1,983)	(20)%
Selling, general, administrative and other	(1,003)	(861)	(16)%
Depreciation and amortization	(185)	(94)	(97)%
Equity in the income of investees	(580)	(421)	(38)%
Operating Income	$(738)	$(284)	>(100)%
Revenues
The increase in affiliate fees was due to an increase of 5% from higher contractual rates, partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.
Advertising revenue increased 1% as higher addressable ad sales were largely offset by lower revenue generated from content distributed on YouTube.
Other revenue increased $284 million due to the consolidation of BAMTech. In fiscal 2017, the Company acquired a controlling interest in BAMTech and began consolidating its results. The Company’s share of BAMTech’s results was previously reported in equity in the loss of investees.
Costs and Expenses
Operating expenses included a $147 million increase in programming and production costs, from $1,425 million to $1,572 million and a $254 million increase in other operating expenses, from $558 million to $812 million. The increase in programming and production costs was due to the consolidation of BAMTech, partially offset by lower talent costs for digital programming. Other operating costs, which include technical support and distribution costs, increased due to the consolidation of BAMTech.
Selling, general, administrative and other costs increased $142 million from $861 million to $1,003 million due to the consolidation of BAMTech, partially offset by lower marketing costs at our International Channels.
Depreciation and amortization increased $91 million from $94 million to $185 million due to the consolidation of BAMTech.

Equity in the Loss of Investees
Loss from equity investees increased $159 million from a loss of $421 million to a loss of $580 million primarily due to a higher loss from our investment in Hulu, partially offset by a favorable comparison to a loss from BAMTech in fiscal 2017. On September 25, 2017, the Company acquired a controlling interest in BAMTech and began consolidating its results. The Company’s share of BAMTech’s results was previously reported in equity in the loss of investees. The higher loss at Hulu was driven by higher programming, labor and marketing costs, partially offset by growth in subscription and advertising revenue.
Segment Operating Loss
Segment operating loss increased $454 million, to $738 million due to the consolidation of BAMTech and a higher loss from Hulu, partially offset by growth at our International Channels.
The following table presents supplemental revenue and operating income/(loss) detail for the Direct-to-Consumer & International segment to provide information on International Channels that were historically reported in the Media Networks segment:

	Year Ended		% Change Better / (Worse)
(unaudited; in millions)	September 29, 2018	September 30, 2017
Supplemental revenue detail
International Channels	$1,920	$1,853	4%
DTC businesses and other	1,494	1,222	22%
	$3,414	$3,075	11%
Supplemental operating income/(loss) detail
International Channels	$311	$233	33%
DTC businesses and other	(469)	(96)	>(100)%
Equity in the loss of investees	(580)	(421)	(38)%
	$(738)	$(284)	>(100)%

Eliminations
Intersegment content transactions are as follows:

	Year Ended		% Change
(in millions)	September 29, 2018	September 30, 2017	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(169)	$(137)	(23)%
Content transactions with Direct-to-Consumer & International	(28)	(22)	(27)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(471)	(454)	(4)%
Total	$(668)	$(613)	(9)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$(8)	$15	nm
Content transactions with Direct-to-Consumer & International	—	—	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	(2)	(2)	—%
Total	$(10)	$13	nm

CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

				% Change Better/(Worse)
(in millions)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Corporate and unallocated shared expenses	$(987)	$(744)	$(582)	(33)%	(28)%
The increases in corporate and unallocated shared expenses from fiscal 2018 to fiscal 2019 and from fiscal 2017 to fiscal 2018 were due to costs incurred in connection with the acquisition of TFCF and higher compensation costs.
RESTRUCTURING IN CONNECTION WITH THE ACQUISITION OF TFCF
As discussed in Note 18 to the Consolidated Financial Statements, in connection with the acquisition of TFCF the Company has begun implementing a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF. During fiscal 2019, we recorded charges of $1.2 billion, including $0.9 billion of severance and related costs in connection with the plan and $0.3 billion of equity-based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income. Although our plans are not yet finalized, we anticipate that the total severance and related costs could be on the order of $1.5 billion. The Company may incur other restructuring costs, such as contract termination costs, but we expect these will not be material. For fiscal 2018, restructuring and impairment charges were not material.
The following table summarizes the changes in restructuring reserves related to TFCF integration efforts in fiscal 2019:

	Beginning Balance	Additions	Payments	Other	Ending Balance
Restructuring reserves	$—	$906	$(230)	$—	$676
SIGNIFICANT DEVELOPMENTS
In November 2019, the Company launched Disney+, a subscription based direct-to-consumer streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming in the U.S. and four other countries. Further launches are planned for Western Europe in spring 2020, Latin America in fall 2021, Eastern Europe starting in late 2020 and continuing in 2021, and various Asia-Pacific territories throughout 2020 and 2021. As we will use our branded film and television content on the Disney+ service, we expect to forgo licensing revenue from the sale of this content to third parties in TV/SVOD markets. In addition, we anticipate an increase in programming and production investments to create exclusive content for Disney+.
Due to the circumstances in Hong Kong, we have seen a significant decrease in tourism from China and other parts of Asia to Hong Kong Disneyland Resort. If current trends continue, Hong Kong Disneyland Resort's fiscal 2020 operating income could decrease by approximately $275 million compared to fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

(in millions)	2019	2018	2017
Cash provided by operations - continuing operations	$5,984	$14,295	$12,343
Cash used in investing activities - continuing operations	(15,096)	(5,336)	(4,111)
Cash used in financing activities - continuing operations	(464)	(8,843)	(8,959)
Cash provided by operations - discontinued operations	622	—	—
Cash provided by investing activities - discontinued operations	10,978	—	—
Cash used in financing activities - discontinued operations	(626)	—	—
Impact of exchange rates on cash, cash equivalents and restricted cash	(98)	(25)	31
Change in cash, cash equivalents and restricted cash	$1,300	$91	$(696)
Operating Activities
Continuing operations
Cash provided by operating activities for fiscal 2019 decreased 58% or $8.3 billion to $6.0 billion compared to fiscal 2018 due to the payment of approximately $7.6 billion of tax obligations that arose from the spin-off of Fox Corporation in connection with the TFCF acquisition and the sale of the RSNs acquired with TFCF, higher pension plan contributions and higher interest payments. Lower operating cash flows at our DTCI and Media Networks segments were largely offset by increases at Parks, Experiences and Products and Studio Entertainment. The decreases at DTCI and Media Networks were due to higher film and television spending and operating disbursements, partially offset by higher operating cash receipts driven by increases in revenue. The increases at Studio Entertainment and Parks, Experiences and Products were due to higher operating cash receipts driven by increases in revenue. The increase at Studio Entertainment was partially offset by higher operating cash disbursements driven by higher marketing expenses. The increase at Parks, Experiences and Products was partially offset by higher operating cash disbursements driven by cost inflation and higher marketing expenses.
Cash provided by operating activities for fiscal 2018 increased 16% or $2.0 billion to $14.3 billion compared to fiscal 2017 due to a decrease in tax payments resulting from the Tax Act, a decrease in pension plan contributions and higher operating cash flows at Studio Entertainment and Parks, Experiences and Products, partially offset by lower operating cash flows at Media Networks and DTCI and a payment for the rights to develop a real estate property in New York. The increase in operating cash flow at Studio Entertainment was due to higher operating cash receipts driven by an increase in revenue, partially offset by higher operating cash disbursements driven by higher marketing expenses. Parks, Experiences and Products cash flow reflected higher operating cash receipts due to increased revenue, partially offset by higher payments for labor and other costs. Lower operating cash flow at Media Networks was due to higher television production spending. The decrease in operating cash flow at DTCI was due to higher operating cash disbursements.
Depreciation expense is as follows:

(in millions)	2019	2018	2017
Media Networks
Cable Networks	$107	$111	$122
Broadcasting	84	88	84
Total Media Networks	191	199	206
Parks, Experiences and Products
Domestic	1,474	1,449	1,371
International	724	768	679
Total Parks, Experiences and Products	2,198	2,217	2,050
Studio Entertainment	74	55	50
Direct-to-Consumer & International	207	106	74
Corporate	167	181	206
Total depreciation expense	$2,837	$2,758	$2,586

Amortization of intangible assets is as follows:

(in millions)	2019	2018	2017
Media Networks	$—	$—	$—
Parks, Experiences and Products	108	110	111
Studio Entertainment	61	64	65
Direct-to-Consumer & International	111	79	20
TFCF and Hulu	1,043	—	—
Total amortization of intangible assets	$1,323	$253	$196

The Company’s Studio Entertainment, Media Networks and DTCI segments incur costs to acquire and produce feature film and television programming. Film and television production costs include all internally produced content such as live-action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for use on the Company’s broadcast, cable networks, television stations or DTC services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.
The Company’s film and television production and programming activity related to continuing operations for fiscal 2019, 2018 and 2017 are as follows:

(in millions)	2019	2018	2017
Beginning balances:
Production and programming assets	$9,202	$8,759	$7,547
Programming liabilities	(1,178)	(1,106)	(1,063)
	8,024	7,653	6,484
Spending:
Television program licenses and rights	10,517	7,770	7,406
Film and television production	7,104	5,590	5,319
	17,621	13,360	12,725
Amortization:
Television program licenses and rights	(10,608)	(7,966)	(7,595)
Film and television production	(6,471)	(4,871)	(4,055)
	(17,079)	(12,837)	(11,650)
Change in film and television production and programming costs	542	523	1,075
Film and television production costs from the TFCF acquisition and consolidation of Hulu, net of programming liabilities assumed	14,227	—	—
Other non-cash activity	11	(152)	94
Ending balances:
Production and programming assets	27,407	9,202	8,759
Programming liabilities	(4,061)	(1,178)	(1,106)
	$23,346	$8,024	$7,653

Discontinued operations
Cash provided by operating activities for discontinued operations in fiscal 2019 reflected the operations of the RSNs.
Investing Activities
Continuing operations
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal 2019, 2018 and 2017 are as follows:

(in millions)	2019	2018	2017
Media Networks
Cable Networks	$93	$96	$64
Broadcasting	81	107	67
Parks, Experiences and Products
Domestic	3,294	3,223	2,392
International	852	677	827
Studio Entertainment	88	96	85
Direct-to-Consumer & International	258	107	30
Corporate	210	159	158
	$4,876	$4,465	$3,623
Capital expenditures for the Parks, Experiences and Products segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase in capital expenditures at our domestic parks and resorts in fiscal 2019 compared to fiscal 2018 was due to higher spending on new attractions at Walt Disney World Resort, partially offset by lower spending on new attractions at Disneyland Resort, while the increase in fiscal 2018 compared to fiscal 2017 was due to spending on new attractions at Walt Disney World Resort and Disneyland Resort, including Star Wars: Galaxy’s Edge. The increase in capital expenditures at our international parks and resorts in fiscal 2019 compared to fiscal 2018 was due to higher spending at Disneyland Paris, while the decrease in fiscal 2018 compared to fiscal 2017 was due to lower spending at Shanghai Disney Resort and Hong Kong Disneyland Resort.
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at DTCI primarily reflect investments in technology. The increase in fiscal 2019 compared to fiscal 2018 and 2018 compared to fiscal 2017 was due to spending on technology to support our DTC services.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment. The increase in fiscal 2019 compared to fiscal 2018 was driven by investments in corporate facilities.
The Company currently expects its fiscal 2020 capital expenditures will be approximately $0.5 billion higher than fiscal 2019 capital expenditures of $4.9 billion due to increased spending on technology and facilities at DTCI and Corporate.
Other Investing Activities
The fiscal 2019 spending of $9.9 billion on acquisitions reflects $35.7 billion of cash paid to acquire TFCF less $25.7 billion of cash acquired in the transaction (See Note 4 to the Consolidated Financial Statements). Cash used in other investing activities of $319 million in fiscal 2019 reflects contributions of $347 million to Hulu prior to the consolidation of Hulu.

The fiscal 2018 spending of $1.6 billion on acquisitions was for the September 2017 acquisition of an additional 42% of BAMTech. Cash provided by other investing activities of $710 million in fiscal 2018 reflected $1.2 billion of cash received in connection with the sales of real estate and property rights, partially offset by contributions of $442 million to Hulu.
The fiscal 2017 spending of $417 million on acquisitions was for the January 2017 acquisition of additional interests in BAMTech net of cash assumed upon the consolidation of BAMTech. Cash used in other investing activities of $71 million in fiscal 2017 reflected $266 million of contributions to joint ventures and investment purchases, partially offset by $173 million of proceeds from investment dispositions.
Discontinued operations
Cash provided by investing activities from discontinued operations in fiscal 2019 reflects the sale of the RSNs.

Financing Activities
Continuing operations
Cash used in financing activities was $0.5 billion in fiscal 2019 compared to $8.8 billion in fiscal 2018. The net use of cash in the current year was due to $2.9 billion in dividends and $1.4 billion in acquisitions of noncontrolling interests, partially offset by proceeds from borrowing of $3.7 billion. The decrease in cash used in financing activities in fiscal 2019 compared to fiscal 2018 was due to a net increase in borrowings in the current year compared to net repayments in the prior year ($3.7 billion borrowing in fiscal 2019 compared to $2.6 billion repayment in fiscal 2018) and the absence of common stock repurchases in the current year (compared to $3.6 billion in fiscal 2018), partially offset by acquisitions of noncontrolling interests in the current year ($1.4 billion in fiscal 2019).
Cash used in financing activities was $8.8 billion in fiscal 2018 compared to $9.0 billion in fiscal 2017. The net use of cash in fiscal 2018 was due to $3.6 billion of common stock repurchases, $2.5 billion in dividends and a net repayment of borrowings of $2.6 billion. Cash used in financing activities was comparable to fiscal 2017 as lower common stock repurchases ($3.6 billion in fiscal 2018 compared to $9.4 billion in fiscal 2017) and higher contributions from noncontrolling interest holders of $0.4 billion was essentially offset by a net repayment of borrowings in fiscal 2018 compared to a net increase in borrowings in fiscal 2017 ($2.6 billion repayment in fiscal 2018 compared to $3.7 billion borrowing in fiscal 2017).
Discontinued operations
Cash used in financing activities by discontinued operations in fiscal 2019 was due to redemption of noncontrolling interests of the RSNs.
Borrowings activities and other
During the year ended September 28, 2019, the Company’s borrowing activity was as follows:

(in millions)	September 29, 2018	Borrowings	Payments	Borrowings Assumed in Acquisition of TFCF	Other Activity	September 28, 2019
Commercial paper with original maturities less than three months (1)	$50	$1,881	$—	$—	$3	$1,934
Commercial paper with original maturities greater than three months	955	6,889	(4,452)	—	16	3,408
U.S. dollar denominated notes	18,045	6,930	(7,044)	21,174	319	39,424
Asia Theme Parks borrowings	1,145	—	(47)	—	16	1,114
Foreign currency denominated debt and other (2)	679	210	(690)	549	358	1,106
Credit facilities to acquire TFCF	—	31,100	(31,100)	—	—	—
	20,874	47,010	(43,333)	21,723	712	46,986
Liabilities held for sale (3)	—	50	(68)	1,069	(1,051)	—
	$20,874	$47,060	$(43,401)	$22,792	$(339)	$46,986

(1)	Borrowings and reductions of borrowings are reported net.

(2)	The other activity is due to market value adjustments for debt with qualifying hedges.

(3)	The other activity is due to the sale of the RSNs in fiscal 2019.
See Note 9 to the Consolidated Financial Statements for information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 12 to the Consolidated Financial Statements for a summary of the Company’s dividends and share repurchases in fiscal 2019, 2018 and 2017.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of

September 28, 2019, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A and A-1, and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on September 28, 2019, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS
The Company has various contractual obligations, which are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed in the footnotes to the financial statements. For example, the Company is contractually committed to acquire broadcast programming and make certain minimum lease payments for the use of property under operating lease agreements.
The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at September 28, 2019 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 9)(1)	$65,888	$10,398	$10,021	$6,516	$38,953
Operating lease commitments (Note 15)	5,931	982	1,519	939	2,491
Capital lease obligations (Note 15)	549	19	39	33	458
Sports programming commitments (Note 15)	43,940	8,878	15,613	9,315	10,134
Broadcast programming commitments (Note 15)	6,474	2,599	2,277	946	652
Total sports and other broadcast programming commitments	50,414	11,477	17,890	10,261	10,786
Other(2)	12,918	3,210	3,292	2,218	4,198
Total contractual obligations(3)	$135,700	$26,086	$32,761	$19,967	$56,886

(1)
Excludes market value adjustments, which reduce recorded borrowings by $31 million. Includes interest payments based on contractual terms for fixed rate debt and on current interest rates for variable rate debt. In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.0 billion.

(2)
Primarily contracts for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.

(3)	Contractual commitments include the following:

Liabilities recorded on the balance sheet	$47,842
Commitments not recorded on the balance sheet	87,858
$135,700
The Company also has obligations with respect to its pension and postretirement medical benefit plans. See Note 11 to the Consolidated Financial Statements.
Contingent Commitments and Contractual Guarantees
See Notes 4, 7 and 15 to the Consolidated Financial Statements for information regarding the Company’s contingent commitments and contractual guarantees.
Legal and Tax Matters
As disclosed in Notes 10 and 15 to the Consolidated Financial Statements, the Company has exposure for certain tax and legal matters.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We believe that the application of the following accounting policies, which are important to our financial position and results of operations require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements.
Film and Television Revenues and Costs
We produce films and television series for distribution in the theatrical and television markets and on our DTC streaming services. We expense the production, participation and residual costs over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues) for each production. If our estimate of Ultimate Revenues decreases, amortization of film and television costs may be accelerated. Conversely, if our estimate of Ultimate Revenues increases, film and television cost amortization may be slowed. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.
With respect to films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues (and therefore affecting future film cost amortization and/or impairment) is theatrical performance. Revenues derived from other markets subsequent to the theatrical release (e.g. the home entertainment or television markets) have historically been highly correlated with the theatrical performance. Theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of the theatrical performance, the Company’s estimates of revenues from succeeding windows and markets are revised based on historical relationships and an analysis of current market trends. The most sensitive factor affecting our estimate of Ultimate Revenues for released films is the level of expected home entertainment sales. Home entertainment sales vary based on the number and quality of competing home entertainment products, as well as the manner in which retailers market and price our products.
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
We expense the cost of television broadcast rights for acquired series, movies and other programs based on an accelerated or straight-line basis over the useful life or over the number of times the program is expected to be aired, as appropriate. Amortization of those television programming assets being amortized on a number of airings basis may be accelerated if we reduce the estimated future airings and slowed if we increase the estimated future airings. The number of future airings of a particular program is impacted primarily by the program’s ratings in previous airings, expected advertising rates and availability and quality of alternative programming. Accordingly, planned usage is reviewed periodically and revised if necessary. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated value of each year is based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season. If planned usage patterns or estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.
We also acquire, license and produce films and television series for our direct-to-consumer streaming platforms. We expense these costs based on historical and estimated viewing patterns, which may be on an accelerated or straight-line basis, as appropriate.
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
For film and television series that are exploited on our direct-to-consumer streaming services, the unamortized costs are reviewed for impairment on an aggregate basis for each service.
Fixed license fees charged for the right to use our television and motion picture productions are recognized as revenue when the content is available for use by the licensee. TV/SVOD distribution contracts may contain more than one title and/or provide that certain titles are only available for use during defined periods of time during the contract term. In these instances, each title and/or period of availability is generally considered a separate performance obligation. For these contracts, license fees are allocated to each title and period of availability at contract inception based on relative standalone selling price using management's best estimate. Estimates used to determine a performance obligation's standalone selling price impact the timing of revenue recognition, but not the total revenue to be recognized under the arrangements.
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. We have updated our revenue recognition policies in conjunction with our adoption of the new revenue recognition guidance as further described in Note 2 to the Condensed Consolidated Financial Statements.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We reduced our discount rate to 3.22% at the end of fiscal 2019 from 4.31% at the end of fiscal 2018 to reflect market interest rate conditions at our fiscal 2019 year-end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2020 by approximately $313 million and would increase the projected benefit obligation at September 28, 2019 by approximately $3.6 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $273 million and $3.0 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.25%. A lower expected rate of return on pension plan assets will increase pension expense, while a higher expected rate of return on pension plan assets will decrease pension expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2020 annual benefit expense by approximately $157 million.
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
The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities to reporting units including goodwill, and the determination of fair value of the reporting units. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses. In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. In addition, the projected cash flows of our reporting units reflect intersegment revenues and expenses for the sale and use of intellectual property as if it was licensed to an unrelated third party. We believe our estimates are consistent with how a marketplace participant would value our reporting units.

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
The Company tested its goodwill and other indefinite-lived intangible assets and long-lived assets for impairment. The impairment charges recorded for fiscal 2019, 2018 and 2017 were not material.
For fiscal 2019, the fair value of our International Channels reporting unit exceeds its carrying value by less than 10%. Our International Channels reporting unit comprises the Company’s international cable networks that provide programming under multi-year licensing agreements with MVPDs. A majority of the operations in this reporting unit consist of businesses acquired in the TFCF acquisition and therefore the fair value approximates carrying value. Goodwill of this reporting unit is approximately $3 billion. Changes to key assumptions, market trends, or macroeconomic events could produce test results in the future that differ, and we could be required to record an impairment charge.
The Company has investments in equity securities. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherit in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.
The Company tested its investments for impairment and recorded non-cash impairment charges of $538 million and $210 million in fiscal 2019 and 2018, respectively. The fiscal 2019 and fiscal 2018 impairment charges were recorded in “Equity in the income (loss) of investees, net” in the Consolidated Statements of Income. The fiscal 2017 impairment charges recorded were not material.
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
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and have been developed in consultation with outside counsel as appropriate. From time to time, we may also be involved in other contingent matters for which we have accrued estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our assumptions regarding other contingent matters. See Note 15 to the Consolidated Financial Statements for more detailed information on litigation exposure.
Income Tax Audits
As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. The acquisition of TFCF increased the Company’s uncertain tax benefits as the Company assumed the tax liabilities of TFCF. The Company is still obtaining information related to the evaluation of the income tax impact of certain pre-acquisition transactions of TFCF which may result in adjustments to the recorded amount of uncertain tax benefits. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our future financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities.
New Accounting Pronouncements
See Note 20 to the Consolidated Financial Statements for information regarding new accounting pronouncements.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC and in reports to our shareholders. Such statements may, for example, express expectations or projections about future actions that we may take, including restructuring or strategic initiatives, or about developments beyond our control including changes in domestic or global economic conditions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and we undertake no obligation to update these statements. There can be no assurance, however, that our expectations will necessarily come to pass. Significant factors affecting these expectations are set forth under Item 1A – Risk Factors of this Report on Form 10-K as well as in this Item 7 - Management’s Discussion and Analysis and Item 1 - Business.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Our objectives in managing exposure to commodity fluctuations are to use commodity derivatives to reduce volatility of earnings and cash flows arising from commodity price changes. The amounts hedged using commodity swap contracts are based on forecasted levels of consumption of certain commodities, such as fuel, oil and gasoline.
It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

Value at Risk (VAR)
The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange, commodities and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies, commodities and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency, commodity and equity market changes over the preceding quarter for the calculation of VAR amounts at each fiscal quarter end. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts, commodities and market sensitive equity investments. Forecasted transactions, firm commitments, and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.
The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.
VAR on a combined basis increased to $322 million at September 28, 2019 from $44 million at September 29, 2018 driven by an increase in borrowings and higher interest rate volatility of our debt.
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal 2019	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2019 VAR	$317	$28	$1	$2	$322
Average VAR	180	25	1	2	63
Highest VAR	317	28	1	2	322
Lowest VAR	39	23	1	1	51
Year end fiscal 2018 VAR	32	32	1	1	44
The VAR for Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of September 28, 2019 and accordingly has been excluded from the above table.
ITEM 8. Financial Statements and Supplementary Data
See Index to Financial Statements and Supplemental Data on page 72.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosure.
Based on their evaluation as of September 28, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 73 is incorporated herein by reference.

Changes in Internal Controls
We are in the process of integrating TFCF, which was recently acquired, and Hulu into our overall internal control over financial reporting process. Other than this ongoing integration, there have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as noted below.
ITEM 9B. Other Information
Costs Associated with Exit or Disposal Activities
The information set forth below is included herein for the purpose of providing disclosure under “Item 2.05 - Costs Associated with Exit or Disposal Activities” of Form 8-K.
The Company previously disclosed a restructuring and integration plan as part of its initiative to realize cost synergies from its acquisition of TFCF, including the Company’s estimate that it will incur severance and related costs on the order of $1.5 billion. The Company may incur other restructuring costs, such as contract termination costs, but currently expects that these will not be material.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2020 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Tables” in the 2020 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2020 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2020 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2020 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 72.

(2)	Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
2.1
Amended and Restated Agreement and Plan of Merger, dated as of June 20, 2018, among Twenty-First Century Fox, Inc., The Walt Disney Company, TWDC Holdco 613 Corp., WDC Merger Enterprises I, Inc., and WDC Merger Enterprises II, Inc.*
Exhibit 2.1 to the Current Report on Form 8-K of Legacy Disney filed June 21, 2018
2.2	Equity Purchase Agreement, dated as of May 3, 2019, among The Walt Disney Company, Fox Cable Networks, LLC and Diamond Sports Group, LLC*	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed May 3, 2019
3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.3 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
4.1	Senior Debt Securities Indenture, dated as of September 24, 2001, between TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed September 24, 2001
4.2	First Supplemental Indenture, dates as of March 20, 2019, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
4.3	Indenture, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, and TWDC Enterprises 18 Corp., as guarantor, and Citibank, N.A., as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
4.4
Registration Rights Agreement, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, TWDC Enterprises 18 Corp., as guarantor, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, BNP Paribas Securities Corp., HSBC Securities (USA) Inc. and RBC Capital Markets, LLC, as dealer managers
Exhibit 4.5 to the Current Report on Form 8-K of the Company filed March 20, 2019
4.5	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
4.6	Description of Registrant’s Securities	Filed herewith
10.1	Amended and Restated Voting Agreement, dated as of June 20, 2018, among The Walt Disney Company, Murdoch Family Trust, and Cruden Financial Services LLC	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed June 21, 2018

	Exhibit	Location
10.2	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Form 10-K of Legacy Disney for the fiscal year ended October 1, 2011
10.3	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed July 1, 2013
10.4	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 3, 2014
10.5	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 23, 2017
10.6	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 14, 2017
10.7	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated November 30, 2018	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.8	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated March 4, 2019	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 4, 2019
10.9	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 2, 2013
10.10	Amendment dated February 4, 2015 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed February 5, 2015
10.11	Amendment dated August 15, 2017 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.12	Amendment dated December 3, 2018 to the Employment Agreement, dated as of September 27, 2013, as amended, between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 4, 2018
10.13	Amendment dated October 8, 2019 to the Employment Agreement, dated as of September 27, 2013, as amended, between the Company and Alan N. Braverman	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 11, 2019
10.14	Employment Agreement dated August 15, 2017 and effective between the Company and Jayne Parker	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.15	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed June 30, 2015
10.16	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy	Exhibit 10.4 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.17	Employment Agreement, dated as of September 27, 2018 between the Company and Zenia Mucha	Exhibit 10.4 to the form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.18	Voluntary Non-Qualified Deferred Compensation Plan	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 23, 2014
10.19	Description of Directors Compensation	Exhibit 10.2 to the Form 10-Q of Legacy Disney for the quarter ended June 30, 2018
10.20	Form of Indemnification Agreement for certain officers and directors	Annex C to the Proxy Statement for the 1987 annual meeting of DEI
10.21	Form of Assignment and Assumption of Indemnification Agreement for certain officers and directors	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 29, 2019

	Exhibit	Location
10.22	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.23	Amended and Restated 2002 Executive Performance Plan	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.24	Management Incentive Bonus Program
The portions of the tables labeled “Performance based Bonus” in the sections of the Proxy Statement for the 2019 annual meeting of Legacy Disney titled “2018 Total Direct Compensation” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.25	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of Legacy Disney
10.26	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 1, 2006
10.27	Amended and Restated 2011 Stock Incentive Plan	Exhibit 10.1 to the Form 8-K of Legacy Disney filed March 16, 2012
10.28	Disney Key Employees Retirement Savings Plan	Exhibit 10.1 to the Form 10-Q of Legacy Disney for the quarter ended July 2, 2011
10.29
Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan
Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.30	Group Personal Excess Liability Insurance Plan	Exhibit 10(x) to the Form 10-K of Legacy Disney for the period ended September 30, 1997
10.31	Amended and Restated Severance Pay Plan	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended December 27, 2008
10.32	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting)	Exhibit 10.8 to the form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.33	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement)	Exhibit 10.9 to the form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.34	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement)	Exhibit 10.11 to the form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.35	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests)	Exhibit 10.10 to the form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.36	Form of Non-Qualified Stock Option Award Agreement	Exhibit 10.12 to the form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.37	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test/Section 162(m) Vesting Requirements) for Robert A. Iger dated as of December 13, 2017	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended December 30, 2017
10.38	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test) as Amended and Restated November 30, 2018 by and between the Company and Robert A. Iger	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.39	Performance-Based Stock Unit Award (Section 162(m) Vesting Requirement) for Robert A. Iger dated as of December 13, 2017	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended December 30, 2017
10.40	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2015	Exhibit 10.30 to the Form 10-K of Legacy Disney for the fiscal year ended September 30, 2017
10.41	First Amendment dated December 19, 2016 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2015	Exhibit 10.31 to the Form 10-K of Legacy Disney for the fiscal year ended September 30, 2017

	Exhibit	Location
10.42	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan	Exhibit 10.2 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2012
10.43	Third Amendment dated December 18, 2014 to the Disney Savings and Investment Plan	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.44	Fourth Amendment dated April 30, 2015 to the Disney Savings and Investment Plan	Exhibit 10.5 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.45	Disney Hourly Savings and Investment Plan Amended and Restated Effective January 1, 2015	Exhibit 4.8 to the Form S-8 Registration Statement of the Company filed March 20, 2019
10.46	First Amendment to the Disney Hourly Savings and Investment Plan as Amended and Restated Effective January 1, 2015	Exhibit 4.9 to the Form S-8 Registration Statement of the Company filed March 20, 2019
10.47	Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan	Exhibit 10.1 to the Form 8-K of TFCF filed October 18, 2013
10.48	Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed March 9, 2018
10.49	First Amendment dated as of December 19, 2018 to the Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 26, 2018
10.50	Five-Year Credit Agreement dated as of March 11, 2016	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed March 14, 2016
10.51	Second Amendment dated as of December 19, 2018 to the Five-Year Credit Agreement dated as of March 11, 2016	Exhibit 10.3 to the Current Report on Form 8-K of Legacy Disney filed December 26, 2018
10.52	364 Day Credit Agreement dated as of December 19, 2018	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 26, 2018
21	Subsidiaries of the Company	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 28, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
Filed herewith

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 20, 2019	By:	/s/ ROBERT A. IGER
(Robert A. Iger,
Chairman and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chairman and Chief Executive Officer	November 20, 2019
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ CHRISTINE M. MCCARTHY	Senior Executive Vice President and Chief Financial Officer	November 20, 2019
(Christine M. McCarthy)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 20, 2019
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 20, 2019
(Susan E. Arnold)

/s/ MARY T. BARRA	Director	November 20, 2019
(Mary T. Barra)

/s/ SAFRA A. CATZ	Director	November 20, 2019
(Safra A. Catz)

/s/ FRANCIS A. DESOUZA	Director	November 20, 2019
(Francis A. deSouza)

/s/ MICHAEL FROMAN	Director	November 20, 2019
(Michael Froman)

/s/ ROBERT A. IGER	Chairman of the Board and Director	November 20, 2019
(Robert A. Iger)

/s/ MARIA ELENA LAGOMASINO	Director	November 20, 2019
(Maria Elena Lagomasino)

/s/ MARK G. PARKER	Director	November 20, 2019
(Mark G. Parker)

/s/ DERICA W. RICE	Director	November 20, 2019
(Derica W. Rice)

THE WALT DISNEY COMPANY AND SUBSIDIARIES

All schedules are omitted for the reason that they are not applicable or the required information is included in the financial statements or notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 28, 2019.
In the second quarter of fiscal 2019, we completed the TFCF acquisition and began consolidating Hulu (see Note 4 to the Consolidated Financial Statements for more information). Management excluded TFCF and Hulu from our evaluation of internal control over financial reporting. This exclusion is in accordance with the guidance issued by the U.S. Securities and Exchange Commission that allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition. The combined total assets, excluding goodwill and identifiable intangible assets, for TFCF and Hulu represent approximately 12% of consolidated assets as of September 28, 2019. The combined total revenues of TFCF and Hulu represent approximately 14% of the consolidated revenues for the year ended September 28, 2019.
The effectiveness of our internal control over financial reporting as of September 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Walt Disney Company and its subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 28, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded TFCF Corporation (formerly known as Twenty-First Century Fox, Inc.) (TFCF), including Hulu LLC (Hulu), which is now consolidated as a result of the TFCF acquisition, from its assessment of internal control over financial reporting as of September 28, 2019 because they were acquired by the Company in a purchase business combination during 2019. We have also excluded TFCF and Hulu from our audit of internal control over financial reporting. TFCF and Hulu are subsidiaries whose combined total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 12% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 28, 2019.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of TFCF Corporation - Valuation of Intangible Assets and Film and Television Costs
As described in Note 4 to the consolidated financial statements, on March 20, 2019, the Company completed its acquisition of TFCF for total consideration of $69.5 billion. The Company measured the identifiable assets acquired and liabilities assumed at fair value, which resulted in the recognition of $17.9 billion of intangible assets and $17.8 billion of film and television costs. Management applied judgment in estimating the fair value of intangible assets and film and television costs, which involved the use of significant estimates and assumptions with respect to revenue growth and attrition rates, discount rates, and economic useful life.
The principal considerations for our determination that performing procedures relating to the valuation of intangible assets and film and television costs is a critical audit matter are there was a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s significant assumptions for the revenue growth rates and discount rates due to the significant judgment by management when estimating the fair value of the intangible assets and film and television costs acquired. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the intangible assets and film and television costs acquired and assumptions related to revenue growth rates and discount rates. These procedures also included, among others, reading the purchase agreement and testing management’s process in estimating the fair value of the intangible assets and film and television costs acquired. Testing management’s process included evaluating the appropriateness of the valuation methods and reasonableness of significant assumptions used by management, including revenue growth rates and discount rates, using professionals with specialized skill and knowledge to assist in doing so. Evaluating the reasonableness of the revenue growth rates involved considering the past performance of TFCF, as well as economic and industry forecasts. The discount rates were evaluated considering the cost of capital of comparable businesses and other industry factors.
Acquisition of TFCF Corporation - Unrecognized Tax Benefits
As described in Note 10 to the consolidated financial statements, as part of the TFCF acquisition the Company recorded $2.7 billion of gross unrecognized tax benefits. As disclosed by management, the Company applied judgment in estimating unrecognized tax benefits. Management’s determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of the tax position including consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities.
The principal considerations for our determination that performing procedures relating to the unrecognized tax benefits is a critical audit matter are there was a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence relating to management’s estimation of unrecognized tax benefits due to the significant judgment by management when developing this estimate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s process to estimate unrecognized tax benefits. These procedures also included, among others, testing management’s process in estimating the unrecognized tax benefits. Testing management’s process included testing the information used in management’s calculation of the liability for the unrecognized tax benefits, including historical federal, state, and foreign tax filing positions as established in historical tax returns, evaluating management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; and evaluating the status and results of income tax audits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the estimation of the Company’s unrecognized tax benefits, including consideration of applicable tax statutes and related interpretations and precedents.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 20, 2019
We have served as the Company’s auditor since 1938.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2019	2018	2017
Revenues:
Services	$60,542	$50,869	$46,843
Products	9,028	8,565	8,294
Total revenues	69,570	59,434	55,137
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(36,450)	(27,528)	(25,320)
Cost of products (exclusive of depreciation and amortization)	(5,568)	(5,198)	(4,986)
Selling, general, administrative and other	(11,541)	(8,860)	(8,176)
Depreciation and amortization	(4,160)	(3,011)	(2,782)
Total costs and expenses	(57,719)	(44,597)	(41,264)
Restructuring and impairment charges	(1,183)	(33)	(98)
Other income, net	4,357	601	78
Interest expense, net	(978)	(574)	(385)
Equity in the income (loss) of investees, net	(103)	(102)	320
Income from continuing operations before income taxes	13,944	14,729	13,788
Income taxes from continuing operations	(3,031)	(1,663)	(4,422)
Net income from continuing operations	10,913	13,066	9,366
Income from discontinued operations (includes income tax expense of $35, $0 and $0, respectively)	671	—	—
Net income	11,584	13,066	9,366
Less: Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(472)	(468)	(386)
Less: Net income from discontinued operations attributable to noncontrolling interests	(58)	—	—
Net income attributable to The Walt Disney Company (Disney)	$11,054	$12,598	$8,980

Earnings per share attributable to Disney:
Diluted(1)
Continuing operations	$6.27	$8.36	$5.69
Discontinued operations	0.37	—	—
	$6.64	$8.36	$5.69

Basic(1)
Continuing operations	$6.30	$8.40	$5.73
Discontinued operations	0.37	—	—
	$6.68	$8.40	$5.73

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,666	1,507	1,578
Basic	1,656	1,499	1,568

(1)	Total may not equal the sum of the column due to rounding.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2019	2018	2017
Net income	$11,584	$13,066	$9,366
Other comprehensive income/(loss), net of tax:
Market value adjustments for investments	(2)	7	(18)
Market value adjustments for hedges	(35)	207	(37)
Pension and postretirement medical plan adjustments	(2,446)	434	584
Foreign currency translation and other	(396)	(289)	(103)
Other comprehensive income/(loss)	(2,879)	359	426
Comprehensive income	8,705	13,425	9,792
Net income attributable to noncontrolling and redeemable noncontrolling interests	(530)	(468)	(386)
Other comprehensive income attributable to noncontrolling and redeemable noncontrolling interests	65	72	25
Comprehensive income attributable to Disney	$8,240	$13,029	$9,431
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 28, 2019	September 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$5,418	$4,150
Receivables	15,481	9,334
Inventories	1,649	1,392
Television costs and advances	4,597	1,314
Other current assets	979	635
Total current assets	28,124	16,825
Film and television costs	22,810	7,888
Investments	3,224	2,899
Parks, resorts and other property
Attractions, buildings and equipment	58,589	55,238
Accumulated depreciation	(32,415)	(30,764)
	26,174	24,474
Projects in progress	4,264	3,942
Land	1,165	1,124
	31,603	29,540
Intangible assets, net	23,215	6,812
Goodwill	80,293	31,269
Other assets	4,715	3,365
Total assets	$193,984	$98,598
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$17,762	$9,479
Current portion of borrowings	8,857	3,790
Deferred revenue and other	4,722	4,591
Total current liabilities	31,341	17,860
Borrowings	38,129	17,084
Deferred income taxes	7,902	3,109
Other long-term liabilities	13,760	6,590
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	8,963	1,123
Equity
Preferred stock	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares at September 28, 2019 and 2.9 billion shares at September 29, 2018	53,907	36,779
Retained earnings	42,494	82,679
Accumulated other comprehensive loss	(6,617)	(3,097)
Treasury stock, at cost, 19 million shares at September 28, 2019 and 1.4 billion shares at September 29, 2018	(907)	(67,588)
Total Disney Shareholders’ equity	88,877	48,773
Noncontrolling interests	5,012	4,059
Total equity	93,889	52,832
Total liabilities and equity	$193,984	$98,598
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2019	2018	2017
OPERATING ACTIVITIES
Net income from continuing operations	$10,913	$13,066	$9,366
Depreciation and amortization	4,160	3,011	2,782
Gain on acquisitions and dispositions	(4,794)	(560)	(289)
Deferred income taxes	117	(1,573)	334
Equity in the (income) / loss of investees	103	102	(320)
Cash distributions received from equity investees	754	775	788
Net change in film and television costs and advances	(542)	(523)	(1,075)
Equity-based compensation	711	393	364
Other	206	441	503
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	55	(720)	107
Inventories	(223)	(17)	(5)
Other assets	932	(927)	(52)
Accounts payable and other accrued liabilities	191	235	(368)
Income taxes	(6,599)	592	208
Cash provided by operations - continuing operations	5,984	14,295	12,343

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,876)	(4,465)	(3,623)
Acquisitions	(9,901)	(1,581)	(417)
Other	(319)	710	(71)
Cash used in investing activities - continuing operations	(15,096)	(5,336)	(4,111)

FINANCING ACTIVITIES
Commercial paper borrowings/(payments), net	4,318	(1,768)	1,247
Borrowings	38,240	1,056	4,820
Reduction of borrowings	(38,881)	(1,871)	(2,364)
Dividends	(2,895)	(2,515)	(2,445)
Repurchases of common stock	—	(3,577)	(9,368)
Proceeds from exercise of stock options	318	210	276
Contributions from / sales of noncontrolling interests	737	399	17
Acquisition of noncontrolling and redeemable noncontrolling interests	(1,430)	—	—
Other	(871)	(777)	(1,142)
Cash used in financing activities - continuing operations	(464)	(8,843)	(8,959)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	622	—	—
Cash provided by investing activities - discontinued operations	10,978	—	—
Cash used in financing activities - discontinued operations	(626)	—	—
Cash used in discontinued operations	10,974	—	—

Impact of exchange rates on cash, cash equivalents and restricted cash	(98)	(25)	31

Change in cash, cash equivalents and restricted cash	1,300	91	(696)
Cash, cash equivalents and restricted cash, beginning of year	4,155	4,064	4,760
Cash, cash equivalents and restricted cash, end of year	$5,455	$4,155	$4,064

Supplemental disclosure of cash flow information:
Interest paid	$1,142	$631	$466
Income taxes paid	$9,259	$2,503	$3,801
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at October 1, 2016	1,597	$35,859	$66,088	$(3,979)	$(54,703)	$43,265	$4,058	$47,323
Comprehensive income	—	—	8,980	451	—	9,431	361	9,792
Equity compensation activity	8	529	—	—	—	529	—	529
Common stock repurchases	(89)	—	—	—	(9,368)	(9,368)	—	(9,368)
Dividends	—	13	(2,458)	—	—	(2,445)	—	(2,445)
Contributions	—	—	—	—	—	—	17	17
Distributions and other	1	(153)	(4)	—	60	(97)	(747)	(844)
Balance at September 30, 2017	1,517	$36,248	$72,606	$(3,528)	$(64,011)	$41,315	$3,689	$45,004
Comprehensive income	—	—	12,598	431	—	13,029	425	13,454
Equity compensation activity	6	518	—	—	—	518	—	518
Common stock repurchases	(35)	—	—	—	(3,577)	(3,577)	—	(3,577)
Dividends	—	14	(2,529)	—	—	(2,515)	—	(2,515)
Contributions	—	—	—	—	—	—	488	488
Distributions and other	—	(1)	4	—	—	3	(543)	(540)
Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	11,054	(2,814)	—	8,240	371	8,611
Equity compensation activity	7	912	—	—	—	912	—	912
Dividends	—	18	(2,913)	—	—	(2,895)	—	(2,895)
Contributions	—	—	—	—	—	—	737	737
Acquisition of TFCF	307	33,774	—			33,774	10,408	44,182
Adoption of new accounting guidance:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	192	—	—	192	—	192
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)		7	—	7
Retirement of treasury stock	—	(17,563)	(49,118)		66,681	—	—	—
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(7,770)	(7,770)
Redemption of noncontrolling interest	—	—	—	—	—	—	(1,430)	(1,430)
Sales of the RSNs	—	—	—	—	—	—	(744)	(744)
Distributions and other	—	(13)	3	—	—	(10)	(619)	(629)
Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
(1)     Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1	Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks; Parks, Experiences and Products; Studio Entertainment; and Direct-to-Consumer & International (DTCI).
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which various businesses are conducted. The term “TWDC” is used to refer to the parent company.
On March 20, 2019, the Company acquired the outstanding capital stock of Twenty-First Century Fox, Inc., which was subsequently renamed TFCF Corporation, a diversified global media and entertainment company. Prior to the acquisition, TFCF and a newly-formed subsidiary of TFCF (New Fox) entered into a separation agreement, pursuant to which TFCF transferred to New Fox a portfolio of TFCF’s news, sports and broadcast businesses and certain other assets. TFCF retained all of the assets and liabilities not transferred to New Fox, the most significant of which were the Twentieth Century Fox film and television studios, certain cable networks (primarily FX and National Geographic), TFCF’s international television businesses (including Star) and TFCF’s 30% interest in Hulu LLC (Hulu). Under the terms of the agreement governing the acquisition, the Company will generally phase-out Fox brands by 2024, but has perpetual rights to certain Fox brands, including the Twentieth Century Fox and Fox Searchlight brands.
As a result of the TFCF acquisition, the Company’s ownership interest in Hulu LLC (Hulu) increased to 60% and the Company started consolidating the results of Hulu. In May 2019, the Company increased its ownership interest in Hulu to 67%, with NBC Universal (NBCU) owning the remaining 33%. Also in May 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. In order to obtain regulatory approval for the acquisition of TFCF, the Company agreed to sell TFCF’s regional sports networks (RSN) and sports media operations in Brazil and Mexico. The sale of the RSNs was completed in August 2019. The income and cash flows of the RSNs and sports media operations in Brazil and Mexico are reported as discontinued operations.
See Note 4 for additional information on these transactions.
DESCRIPTION OF THE BUSINESS
Media Networks
Significant operations:

•	Disney, ESPN, Freeform, FX and National Geographic branded domestic cable networks

•	ABC branded broadcast television network and eight owned domestic television stations

•	Television production and distribution

•	National Geographic magazines

•	A 50% equity investment in A+E Television Networks (A+E)
Significant revenues:

•
Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. Hulu, YouTube TV) service providers) (MVPDs) and to television stations affiliated with the ABC Network for the right to deliver our programming to their customers

•
Advertising - Sales of advertising time/space on our domestic networks and related platforms (“ratings-based ad sales”, which excludes advertising on digital platforms that is not ratings-based) and the sale of advertising time on our domestic television stations. Ratings-based ad sales are generally determined using viewership measured with Nielsen ratings. Non-ratings-based advertising on digital platforms is reported by DTCI.

•
TV/SVOD distribution - Licensing fees and other revenues from the right to use our television programs and productions and revenue from content transactions with other Company segments (“program sales”)

Significant expenses:

•	Operating expenses consisting primarily of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs

•	Selling, general and administrative costs

•	Depreciation and amortization

Parks, Experiences and Products
Significant operations:

•	Parks & Experiences:

◦
Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort (47% ownership interest); Shanghai Disney Resort (43% ownership interest), all of which are consolidated in our results. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort.

◦	Disney Cruise Line, Disney Vacation Club, National Geographic Expeditions (73% ownership interest), Adventures by Disney and Aulani, a Disney Resort & Spa in Hawaii

•	Consumer Products:

◦	Licensing of our trade names, characters, visual, literary and other intellectual properties to various manufacturers, game developers, publishers and retailers throughout the world

◦
Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic, which is reported in Media Networks)

Significant revenues:

•	Theme park admissions - Sales of tickets for admission to our theme parks

•	Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships

•	Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties

•	Merchandise licensing and retail:

◦	Merchandise licensing - Royalties from intellectual property licensing

◦	Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as, to wholesalers

•	Parks licensing and other - Revenues from sponsorships and co-branding opportunities and real estate rent and sales. In addition, we earn royalties on Tokyo Disney Resort revenues.
Significant expenses:

•
Operating expenses consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation

•	Selling, general and administrative costs

•	Depreciation and amortization
Studio Entertainment
Significant operations:

•	Motion picture production and distribution under the Walt Disney Pictures, Twentieth Century Fox, Marvel, Lucasfilm, Pixar, Fox Searchlight Pictures and Blue Sky Studios banners

•	Development, production and licensing of live entertainment events on Broadway and around the world (stage plays)

•	Music production and distribution

•	Post-production services, which include visual and audio effects through Industrial Light & Magic and Skywalker Sound
Significant revenues:

•	Theatrical distribution - Rentals from licensing our motion pictures to theaters

•	Home entertainment - Sale of our motion pictures to retailers and distributors in physical (DVD and Blu-ray) and electronic formats

•
TV/SVOD distribution and other - Licensing fees and other revenue from the right to use our motion picture productions, revenue from content transactions with other Company segments, ticket sales from stage plays, fees from licensing our intellectual properties for use in live entertainment productions, revenue from licensing our music and revenue from post-production services

Significant expenses:

•	Operating expenses consisting primarily of amortization of production, participations and residuals costs, distribution costs and costs of sales

•	Selling, general and administrative costs

•	Depreciation and amortization
Direct-to-Consumer & International
Significant operations:

•	Branded international television channels, which include Disney, ESPN, Fox, National Geographic and Star (International Channels)

•
Direct-to-consumer (DTC) streaming services, which include Disney+, ESPN+, Hotstar and Hulu. Disney+ launched in November 2019 in the U.S. and 4 other countries and further launches planned throughout 2020 and 2021.

•	Other digital content distribution platforms and services including branded apps and websites, the Disney Movie Club and Disney Digital Network and streaming technology support services

•	Equity investments:

◦	A 50% ownership interest in Endemol Shine Group, which is a multi-platform content provider with creative operations across the world’s major markets

◦	A 20% ownership interest (49% economic interest) in Seven TV, which operates an advertising-supported, free-to-air Disney Channel in Russia

◦	A 30% effective ownership interest in Tata Sky, which owns and operates a direct-to-home satellite distribution platform in India

◦
An approximate 20% effective ownership interest in Vice Group Holdings, Inc. (Vice), which is a media company that targets millennial audiences. Vice operates Viceland, which is owned 50% by Vice and 50% by A+E.

Significant revenues:

•
Advertising - Sales of advertising time/space on our International Channels and sales of non-ratings-based advertising time/space on digital media platforms (“addressable ad sales”) across the Company. In general, addressable ad sales are delivered using technology that allows for dynamic insertion of advertisements into video content, which can be targeted to specific viewer groups.

•	Affiliate fees - Fees charged to MVPDs for the right to deliver our International Channels to their customers

•	Subscription fees - Fees charged to customers/subscribers for our DTC services
Significant expenses:

•
Operating expenses consisting primarily of programming and production costs (including amortization of digital content obtained from other Company segments), technical support costs, operating labor and distribution costs

•	Selling, general and administrative costs

•	Depreciation and amortization
SEGMENT INFORMATION
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income, net interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees and excludes impairments of certain equity investments and purchase accounting amortization for TFCF and Hulu assets (i.e. intangible assets and the fair value step-up for film and television costs) recognized in connection with the TFCF acquisition. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions.
Intersegment content transactions are presented “gross” (i.e. the segment producing the content reports revenue and profit from intersegment transactions in a manner similar to the reporting of third-party transactions, and the required eliminations are reported on a separate “Eliminations” line when presenting a summary of our segment results). Generally, timing of revenue recognition is similar to the reporting of third-party transactions, except that intersegment sales of library content are generally recognized over time. Other intersegment transactions are reported “Net” (i.e. revenue between segments is recorded as a reduction of costs). Studio Entertainment revenues and operating income include an allocation of Parks, Experiences and Products revenues, which is meant to reflect royalties on revenue generated by Parks, Experiences and Products on merchandise based on intellectual property from Studio Entertainment films.

The following tables provide select segment and regional financial information:

	2019	2018	2017
Revenues
Media Networks	$24,827	$21,922	$21,299
Parks, Experiences and Products
Third parties	26,786	25,257	23,516
Intersegment	(561)	(556)	(492)
	26,225	24,701	23,024
Studio Entertainment
Third parties	10,566	9,509	7,860
Intersegment	561	556	492
	11,127	10,065	8,352

Direct-to-Consumer & International	9,349	3,414	3,075
Eliminations(1)	(1,958)	(668)	(613)
Total consolidated revenues	$69,570	$59,434	$55,137
Segment operating income / (loss)
Media Networks	$7,479	$7,338	$7,196
Parks, Experiences and Products	6,758	6,095	5,487
Studio Entertainment	2,686	3,004	2,363
Direct-to-Consumer & International	(1,814)	(738)	(284)
Eliminations(1)	(241)	(10)	13
Total segment operating income(2)	$14,868	$15,689	$14,775
Reconciliation of segment operating income to income from continuing operations before income taxes
Segment operating income	$14,868	$15,689	$14,775
Corporate and unallocated shared expenses	(987)	(744)	(582)
Restructuring and impairment charges	(1,183)	(33)	(98)
Other income, net	4,357	601	78
Interest expense, net	(978)	(574)	(385)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	(1,595)	—	—
Impairment of equity investments(4)	(538)	(210)	—
Income from continuing operations before income taxes	$13,944	$14,729	$13,788
Capital expenditures
Media Networks
Cable Networks	$93	$96	$64
Broadcasting	81	107	67
Parks, Experiences and Products
Domestic	3,294	3,223	2,392
International	852	677	827
Studio Entertainment	88	96	85
Direct-to-Consumer & International	258	107	30
Corporate	210	159	158
Total capital expenditures	$4,876	$4,465	$3,623

	2019	2018	2017
Depreciation expense
Media Networks	$191	$199	$206
Parks, Experiences and Products
Domestic	1,474	1,449	1,371
International	724	768	679
Studio Entertainment	74	55	50
Direct-to-Consumer & International	207	106	74
Depreciation expense included in segment operating income	2,670	2,577	2,380
Corporate	167	181	206
Total depreciation expense	$2,837	$2,758	$2,586
Amortization of intangible assets
Media Networks	$—	$—	$—
Parks, Experiences and Products	108	110	111
Studio Entertainment	61	64	65
Direct-to-Consumer & International	111	79	20
Amortization of intangible assets included in segment operating income	280	253	196
TFCF and Hulu intangible assets	1,043	—	—
Total amortization of intangible assets	$1,323	$253	$196

	September 28, 2019	September 29, 2018
Identifiable assets(5)
Media Networks	$63,519	$30,205
Parks, Experiences and Products	41,923	39,171
Studio Entertainment	34,268	17,291
Direct-to-Consumer & International	48,606	7,257
Corporate(6)	6,135	4,977
Eliminations	(467)	(303)
Total consolidated assets	$193,984	$98,598

	2019	2018	2017
Revenues
United States and Canada	$50,555	$45,038	$41,881
Europe	8,006	7,026	6,541
Asia Pacific	7,796	5,531	5,075
Latin America and Other	3,213	1,839	1,640
	$69,570	$59,434	$55,137
Segment operating income
United States and Canada	$10,031	$11,396	$10,962
Europe	2,433	1,922	1,812
Asia Pacific	2,167	1,869	1,626
Latin America and Other	237	502	375
	$14,868	$15,689	$14,775

	September 28, 2019	September 29, 2018
Long-lived assets(7)
United States and Canada	$134,869	$65,245
Europe	10,793	6,275
Asia Pacific	12,703	7,775
Latin America and Other	3,805	131
	$162,170	$79,426

(1)	Intersegment content transaction are as follows:

	2019	2018	2017
Revenues:
Studio Entertainment:
Content transactions with Media Networks	$(106)	$(169)	$(137)
Content transactions with Direct-to-Consumer & International	(272)	(28)	(22)
Media Networks:
Content transactions with Direct-to-Consumer & International	(1,580)	(471)	(454)
Total	$(1,958)	$(668)	$(613)

Operating Income:
Studio Entertainment:
Content transactions with Media Networks	$(19)	$(8)	$15
Content transactions with Direct-to-Consumer & International	(80)	—	—
Media Networks:
Content transactions with Direct-to-Consumer & International	(142)	(2)	(2)
Total	$(241)	$(10)	$13

(2)	Equity in the income/(loss) of investees included in segment operating income is as follows:

	2019	2018	2017
Media Networks	$703	$711	$766
Parks, Experiences and Products	(13)	(23)	(25)
Direct-to-Consumer & International	(240)	(580)	(421)
Equity in the income of investees included in segment operating income	450	108	320
Impairment of equity investments	(538)	(210)	—
Amortization of TFCF intangible assets related to equity investees	(15)	—	—
Equity in the income (loss) of investees, net	$(103)	$(102)	$320

(3)	For fiscal 2019, amortization of intangible assets and fair value step-up on film and television costs were $1,043 million and $552 million, respectively.

(4)
Impairment of equity investments for fiscal 2019 primarily reflects the impairments of Vice Group Holding, Inc. and of an investment in a cable channel at A+E Television Networks ($353 million and $170 million, respectively). Impairment of equity investments for fiscal 2018 reflects impairments of Vice Group Holding, Inc. and Villages Nature ($157 million and $53 million, respectively).

(5)	Equity method investments included in identifiable assets by segment are as follows:

	September 28, 2019	September 29, 2018
Media Networks	$2,018	$2,430
Parks, Experiences and Products	3	1
Studio Entertainment	8	1
Direct-to-Consumer & International	821	320
Corporate	72	16
	$2,922	$2,768
Intangible assets included in identifiable assets by segment are as follows:

	September 28, 2019	September 29, 2018
Media Networks	$7,861	$1,546
Parks, Experiences and Products	3,122	3,167
Studio Entertainment	2,085	1,479
Direct-to-Consumer & International	9,962	490
Corporate	185	130
	$23,215	$6,812

(6)	Primarily fixed assets and cash and cash equivalents.

(7)	Long-lived assets are total assets less: current assets, long-term receivables, deferred taxes, financial investments and the fair value of derivative instruments.

2	Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its majority-owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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
Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2019, 2018 and 2017 were fifty-two week years.
Reclassifications
Certain reclassifications have been made in the fiscal 2018 and fiscal 2017 financial statements and notes to conform to the fiscal 2019 presentation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Revenues and Costs from Services and Products
The Company generates revenue from the sale of both services and tangible products and revenues and operating costs are classified under these two categories in the Consolidated Statements of Income. Certain costs related to both the sale of services and tangible products are not specifically allocated between the service or tangible product revenue streams but are instead attributed to the principal revenue stream. The cost of services and tangible products exclude depreciation and amortization.
Significant service revenues include:

•	Affiliate fees

•	Advertising revenues

•	Revenue from the licensing and distribution of film and television properties

•	Admissions to our theme parks, charges for room nights at hotels and sales of cruise vacation packages

•	Licensing of intellectual property for use on consumer merchandise, published materials and in multi-platform games
Significant operating costs related to the sale of services include:

•	Amortization of programming and production costs and participations and residuals costs

•	Distribution costs

•	Operating labor

•	Facilities and infrastructure costs
Significant tangible product revenues include:

•	The sale of food, beverage and merchandise at our retail locations

•	The sale of DVDs and Blu-ray discs

•	The sale of books, comic books and magazines
Significant operating costs related to the sale of tangible products include:

•	Costs of goods sold

•	Amortization of programming and production costs and participations and residuals costs

•	Distribution costs

•	Operating labor

•	Retail occupancy costs
Revenue Recognition
The Company generates revenue from the sale of both services and products. Revenue is recognized when control of the services or products is transferred to the customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for the services or products.
The Company has four broad categories of service revenues: licenses of rights to use our intellectual property, sales to guests at our Parks and Experiences businesses, sales of advertising time/space and DTC services. The Company’s primary product revenues include the sale of food, beverage and merchandise at our parks, resorts and retail stores and the sale of film and television productions in physical formats (DVD and Blu-ray).
The new revenue guidance defines two types of licenses of intellectual property (“IP”): IP that has “standalone functionality,” which is called functional IP, and all other IP, which is called symbolic IP. Revenue related to the license of functional IP is generally recognized upon delivery (availability) of the IP to the customer. The substantial majority of the Company’s film and television content distribution activities at the Media Networks, Studio Entertainment and DTCI segments is considered licensing of functional IP. Revenue related to the license of symbolic IP is generally recognized over the term of the license. The Company’s primary revenue stream derived from symbolic IP is the licensing of trade names, characters and visual and literary properties at the Parks, Experiences and Products segment.

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

•
Resorts and vacations - Sales of hotel room nights and cruise vacations and rentals of vacation club properties are recognized as revenue as the services are provided to the guest. Sales of vacation club properties are recognized as revenue upon the later of when title transfers to the customer or when construction activity is deemed complete.

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

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on our analysis of trends in overall receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and current economic trends.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal 2019, 2018 and 2017 was $4.3 billion, $2.8 billion and $2.6 billion, respectively. The increase in advertising expense for fiscal 2019 compared to fiscal 2018 was primarily due to the consolidation of TFCF and Hulu's operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less.
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash posted as collateral for certain derivative instruments.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 28, 2019	September 29, 2018	September 30, 2017
Cash and cash equivalents	$5,418	$4,150	$4,017
Restricted cash included in:
Other current assets	26	1	26
Other assets	11	4	21
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,455	$4,155	$4,064

Investments
Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at that value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings.
For equity method investments, the Company regularly reviews its investments to determine whether there is a decline in fair value below book value. If there is a decline that is other-than-temporary, the investment is written down to fair value.
Translation Policy
Generally, the U.S. dollar is the functional currency for our international film and television distribution and licensing businesses and the branded International Channels. Generally, the local currency is the functional currency for the Asia Theme Parks, Disneyland Paris, the branded International Channels that primarily source and exploit their content locally (primarily Star branded channels in India and international sports channels) and international locations of The Disney Stores.
For U.S. dollar functional currency locations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for non-monetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in income.
For local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income/(loss) (AOCI).
Inventories
Inventory primarily includes vacation timeshare units, merchandise, food, materials and supplies. Carrying amounts of vacation ownership units are recorded at the lower of cost or net realizable value. Carrying amounts of merchandise, food, materials and supplies inventories are generally determined on a moving average cost basis and are recorded at the lower of cost or net realizable value.
Film and Television Costs
Film and television production costs include capitalizable direct costs, production overhead, interest and development costs and are stated at the lower of cost, less accumulated amortization, or fair value. Acquired programming costs for the Company’s cable and broadcast television networks are stated at the lower of cost, less accumulated amortization, or net realizable value. Acquired television broadcast program licenses and rights are recorded when the license period begins and the program is available for use. Marketing, distribution and general and administrative costs are expensed as incurred.
Film and television production, participation and residual costs are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to estimated remaining total revenues (Ultimate Revenues) for each production. For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release. For television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. For acquired film libraries, remaining revenues include amounts to be earned for up to twenty years from the date of acquisition. Costs of film and television productions are subject to regular recoverability assessments, which compare the estimated fair values with the unamortized costs. The Company bases these fair value measurements on the Company’s assumptions about how market participants would price the assets at the balance sheet date, which may be different than the amounts ultimately realized in future periods. The amount by which the unamortized costs of film and television productions exceed their estimated fair values is written off. Film development costs for projects that have been abandoned are written off. Projects that have not been set for production within three years are also written off unless management has committed to a plan to proceed with the project and is actively working on and funding the project.
The costs of television broadcast rights for acquired series, movies and other programs are expensed on an accelerated or straight-line basis over the useful life, or over the number of times the program is expected to be aired, as appropriate. Rights costs for multi-year sports programming arrangements are amortized during the applicable seasons based on the estimated relative value of each year in the arrangement. The estimated value of each year is based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season. Individual programs are written off when there are no plans to air or sublicense the program.
The net realizable values of network television broadcast program licenses and rights are reviewed for recoverability using a daypart methodology. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. The Company’s dayparts are: primetime, daytime, late night, news and sports (includes broadcast and cable networks). The net realizable values of other cable programming assets are reviewed on an aggregated basis for each cable network.
The costs of film and television series that are used by our DTC services are expensed based on historical and estimated viewing patterns, which may be on an accelerated or straight-line basis, as appropriate. The unamortized costs are reviewed for impairment on an aggregate basis for each service.
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of September 28, 2019 and September 29, 2018, capitalized software costs, net of accumulated depreciation, totaled $927 million and $659 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software up to 10 years.

Software Product Development Costs
Software product development costs incurred prior to reaching technological feasibility are expensed. We have determined that technological feasibility of our video game software is generally not established until substantially all product development is complete.
Parks, Resorts and Other Property
Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method, generally over estimated useful lives as follows:

Attractions, buildings and improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 25 years
Land improvements	20 – 40 years
Leasehold improvements	Life of lease or asset life if less

Goodwill, Other Intangible Assets and Long-Lived Assets
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
The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities to reporting units including goodwill, and the determination of fair value of the reporting units. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. The projected cash flows of our reporting units reflect intersegment revenues and expenses for the sale and use of intellectual property as if it was licensed to an unrelated third party.
In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.
The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.
Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred.
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
The Company tested its goodwill and other indefinite-lived intangible assets, long-lived assets and investments for impairment and recorded non-cash impairment charges of $538 million, $210 million and $22 million in fiscal 2019, 2018 and 2017, respectively. The fiscal 2019 and fiscal 2018 impairment charges related to equity investments and were recorded in “Equity in the income (loss) of investees, net” in the Consolidated Statements of Income. The fiscal 2017 impairment charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.

The Company expects its aggregate annual amortization expense for existing amortizable intangible assets for fiscal 2020 through 2024 to be as follows:

2020	$2,283
2021	2,219
2022	2,164
2023	1,993
2024	1,756

Risk Management Contracts
In the normal course of business, the Company employs a variety of financial instruments (derivatives) including interest rate and cross-currency swap agreements and forward and option contracts to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices.
The Company formally documents all relationships between hedges and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company primarily enters into two types of derivatives: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction (e.g. forecasted revenue) or the variability of cash flows to be paid or received, related to a recognized liability or asset (e.g. floating rate debt).
The Company designates and assigns the derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged occur or are no longer expected to occur, the Company recognizes the gain or loss on the designated derivatives.
The Company’s hedge positions are measured at fair value on the balance sheet. Realized gains and losses from hedges are classified in the income statement consistent with the accounting treatment of the items being hedged. The Company accrues the differential for interest rate swaps to be paid or received under the agreements as interest rates change as adjustments to interest expense over the lives of the swaps. Gains and losses on the termination of effective swap agreements, prior to their original maturity, are deferred and amortized to interest expense over the remaining term of the underlying hedged transactions.
The Company enters into derivatives that are not designated as hedges and do not qualify for hedge accounting. These derivatives are intended to offset certain economic exposures of the Company and are carried at fair value with changes in value recorded in earnings. Cash flows from hedging activities are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 9 and 17).
Income Taxes
Deferred income tax assets and liabilities are recorded with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.
A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
Earnings Per Share
The Company presents both basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income attributable to Disney by the weighted average number of common shares outstanding during the year. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year, which is calculated using the treasury-stock method for equity-based awards (Awards). Common equivalent shares are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation.

A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2019	2018	2017
Weighted average number of common and common equivalent shares outstanding (basic)	1,656	1,499	1,568
Weighted average dilutive impact of Awards	10	8	10
Weighted average number of common and common equivalent shares outstanding (diluted)	1,666	1,507	1,578
Awards excluded from diluted earnings per share	7	12	10

3	Revenues
At the beginning of fiscal 2019, the Company adopted Financial Accounting Standards Board (FASB) guidance that replaced the existing accounting guidance for revenue recognition with a single comprehensive five-step model (“new revenue guidance”). The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. We adopted the new revenue guidance using the modified retrospective method; therefore, results for reporting periods beginning after September 30, 2018 are presented under the new revenue guidance, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting. Upon adoption, we recorded a net reduction of $116 million to opening retained earnings in fiscal 2019.
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

The adoption of the new revenue guidance resulted in certain reclassifications on the Condensed Consolidated Balance Sheet. The primary changes are the reclassification of sales returns reserves (previously reported as a reduction of receivables) to other accrued liabilities ($0.2 billion at September 28, 2019) and the reclassification of refundable customer advances (previously reported as deferred revenues) to other accrued liabilities ($1.0 billion at September 28, 2019).

The cumulative effect of adoption at September 29, 2018 and the impact at September 28, 2019 (had we not applied the new revenue guidance) on the Consolidated Balance Sheet is as follows:

	September 29, 2018			September 28, 2019
	Fiscal 2018 Ending Balances as Reported	Effect of Adoption	Q1 2019 Opening Balances	Balances Assuming Historical Accounting	Impact of New Revenue guidance	Q4 2019 Ending Balances as Reported
Assets
Receivables - current/non-current	$11,262	$(241)	$11,021	$18,343	$(66)	$18,277
Film and television costs and advances - current/non-current	9,202	48	9,250	27,384	23	27,407
Liabilities
Accounts payable and other accrued liabilities	9,479	1,039	10,518	16,514	1,248	17,762
Deferred revenue and other	4,591	(1,082)	3,509	5,950	(1,228)	4,722
Deferred income taxes	3,109	(34)	3,075	7,919	(17)	7,902
Equity	52,832	(116)	52,716	93,935	(46)	93,889

The impact on the Consolidated Statement of Income for fiscal 2019 due to the adoption of the new revenue guidance is as follows:

	Results Assuming Historical Accounting	Impact of New Revenue guidance	Reported
Revenues	$69,225	$345	$69,570
Cost and Expenses	(57,465)	(254)	(57,719)
Income Taxes	(3,010)	(21)	(3,031)
Net Income	11,514	70	11,584

The most significant impact was at the Studio Entertainment reflecting a change in the timing of revenue recognition related to film content licensing agreements with multiple availability windows.
The following table presents our revenues by segment and major source:

	2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$13,433	$—	$—	$2,740	$(253)	$15,920
Advertising	6,965	6	—	3,534	—	10,505
Theme park admissions	—	7,540	—	—	—	7,540
Resort and vacations	—	6,266	—	—	—	6,266
Retail and wholesale sales of merchandise, food and beverage	—	7,716	—	—	—	7,716
TV/SVOD distribution licensing	4,046	—	2,920	404	(1,705)	5,665
Theatrical distribution licensing	—	—	4,726	—	—	4,726
Merchandise licensing	—	2,768	561	51	—	3,380
Subscription fees	—	—	—	2,244	—	2,244
Home entertainment	—	—	1,734	97	—	1,831
Other	383	1,929	1,186	279	—	3,777
Total revenues	$24,827	$26,225	$11,127	$9,349	$(1,958)	$69,570

	2018
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$11,907	$—	$—	$1,372	$—	$13,279
Advertising	6,586	7	—	1,311	—	7,904
Theme park admissions	—	7,183	—	—	—	7,183
Resort and vacations	—	5,938	—	—	—	5,938
Retail and wholesale sales of merchandise, food and beverage	—	7,365	—	—	—	7,365
TV/SVOD distribution licensing	3,120	—	2,340	105	(668)	4,897
Theatrical distribution licensing	—	—	4,303	—	—	4,303
Merchandise licensing	—	2,566	556	70	—	3,192
Subscription fees	—	—	—	168	—	168
Home entertainment	—	—	1,647	103	—	1,750
Other	309	1,642	1,219	285	—	3,455
Total revenues	$21,922	$24,701	$10,065	$3,414	$(668)	$59,434

Amounts for fiscal 2018 reflect our historical accounting prior to the adoption of the new revenue guidance.
The following table presents our revenues by segment and primary geographical markets:

	2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$23,623	$19,631	$5,269	$3,671	$(1,639)	$50,555
Europe	785	3,135	2,956	1,260	(130)	8,006
Asia Pacific	275	3,222	2,121	2,367	(189)	7,796
Latin America	144	237	781	2,051	—	3,213
Total revenues	$24,827	$26,225	$11,127	$9,349	$(1,958)	$69,570

Revenues recognized in the current year from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD and theatrical distribution licensee sales on titles made available to the licensee in previous reporting periods. For fiscal 2019, $1.2 billion was recognized related to performance obligations satisfied prior to September 30, 2018.
As of September 28, 2019, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $7 billion in fiscal 2020, $4 billion in fiscal 2021, $3 billion in fiscal 2022 and $2 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
Payment terms vary by the type and location of our customers and the products or services offered. For certain products or services and customer types, we require payment before the products or services are provided to the customer; in other cases, after appropriate credit evaluations, payment is due in arrears. Advertising contracts, which are generally short term, are billed monthly with payments generally due within 30 days. Payments due under affiliate arrangements are calculated monthly and are generally due within 30 days of month end. Home entertainment terms generally include payment within 60 to 90 days of availability date to the customer. Licensing payment terms vary by contract but are generally collected in advance or over the license term. The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties (see Note 15). These receivables are discounted to present value at an appropriate discount rate at contract inception, and the related revenues are recognized at the discounted amount.

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

	September 28, 2019	September 30, 2018
Contract assets	$125	$89
Accounts Receivable
Current	12,755	8,553
Non-current	1,987	1,640
Allowance for doubtful accounts	(327)	(226)
Deferred revenues
Current	4,050	2,926
Non-current	619	609

Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for fiscal 2019 related to contract assets and the allowance for doubtful accounts was not material.
Deferred revenue primarily relates to non-refundable consideration received in advance for (i) licensing contracts and theme park vacation packages, tickets and annual passes and (ii) the deferral of advertising revenues due to ratings shortfalls. The increase in the deferred revenue balance at September 28, 2019 was primarily due to the receipt of additional prepaid park admissions, advances on certain licensing arrangements and non-refundable travel deposits, as well as the acquisition of TFCF and consolidation of Hulu (see Note 4). The acquisition of TFCF and consolidation of Hulu increased deferred revenues by $0.6 billion, of which $0.4 billion was recognized during fiscal 2019. For fiscal 2019, the Company recognized revenues of $2.7 billion primarily related to licensing advances, theme park admissions and vacation packages included in the deferred revenue balance at September 30, 2018.

4	Acquisitions
TFCF Corporation
On March 20, 2019, the Company acquired the outstanding capital stock of TFCF, a diversified global media and entertainment company. Prior to the acquisition, TFCF and a newly-formed subsidiary of TFCF (New Fox) entered into a separation agreement, pursuant to which TFCF transferred to New Fox a portfolio of TFCF’s news, sports and broadcast businesses and certain other assets. TFCF retained all of the assets and liabilities not transferred to New Fox, including the Twentieth Century Fox film and television studios, certain cable networks and TFCF’s international TV businesses; these remaining assets and businesses are held directly or indirectly by the acquired TFCF entity.
The acquisition purchase price totaled $69.5 billion, of which the Company paid $35.7 billion in cash and $33.8 billion in Disney shares (307 million shares at a price of $110.00 per share).
We acquired TFCF to enhance the Company’s position as a premier, global entertainment company by increasing our portfolio of creative assets and branded content to be monetized through our film and television studio, theme parks and direct-to-consumer offerings.
In connection with the acquisition, outstanding TFCF performance stock units and restricted stock units were either vested upon closing of the acquisition or replaced with new restricted stock units (which require additional service for vesting). The purchase price for TFCF includes $361 million related to TFCF awards that were settled or replaced in connection with the acquisition, and the Company recognized compensation expense of $164 million related to awards that were accelerated to vest upon closing of the acquisition. Additionally, compensation expense of $219 million related to awards that were replaced with new restricted stock units will be recognized over the post-acquisition service period of up to approximately two years.
As part of the TFCF acquisition, the Company acquired TFCF’s 30% interest in Hulu increasing our ownership to 60%. As a result, the Company began consolidating Hulu and recorded a one-time gain of $4.8 billion (Hulu Gain) from remeasuring our initial 30% interest to its estimated fair value, which was determined based on a discounted cash flow analysis. Significant assumptions used in the discounted cash flows include future revenue growth and margins, the discount rate used to present value future cash flows and the terminal growth rate of cash flows.

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
NBCU’s interest is classified as a redeemable noncontrolling interest on the Company’s Condensed Consolidated Balance Sheet and will generally not be allocated Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value representing fair value as of the May 13, 2019 agreement date accreted to the January 2024 redemption value. The accretion of NBCU’s interest will be based on an interest method and recorded in “Net income attributable to noncontrolling interests” on the Consolidated Statement of Income. At September 28, 2019, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $7.9 billion.
Upon closing of the TFCF acquisition, the Company exchanged new Disney notes for outstanding notes issued by 21st Century Fox America, Inc. with a principal balance of $16.8 billion (see Note 9).
The Company is required to allocate the TFCF purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. As of September 28, 2019, the Company has generally completed its allocation of the TFCF purchase price. The principal open items relate to the valuation of certain income tax matters. The Company is still obtaining information related to the evaluation of the income tax impact of certain pre-acquisition transactions of TFCF. Estimates have been recorded as of the acquisition date and updates to these estimates may increase or decrease goodwill.
In determining the fair value of assets acquired and liabilities assumed, the Company primarily used discounted cash flow analyses. Inputs to the discounted cash flow analyses and other aspects of the allocation of purchase price require judgment. The more significant inputs used in the discounted cash flow analyses and other areas of judgment include (i) future revenue growth or attrition rates (ii) projected margins (iii) discount rates used to present value future cash flows (iv) the amount of synergies expected from the acquisition (v) the economic useful life of assets and; (vi) the evaluation of historical tax positions of TFCF.
The following table summarizes our current allocation of the March 20, 2019 purchase price:

	Initial Allocation(1)	Adjustments	Updated Allocation
Cash and cash equivalents	$25,666	$35	$25,701
Receivables	4,746	484	5,230
Film and television costs	20,120	(2,322)	17,798
Investments	1,471	(507)	964
Intangible assets	20,385	(2,504)	17,881
Net assets held for sale	11,704	(338)	11,366
Accounts payable and other liabilities	(10,753)	(1,606)	(12,359)
Borrowings	(21,723)	—	(21,723)
Deferred income taxes	(6,497)	1,164	(5,333)
Other net liabilities acquired	(3,865)	(93)	(3,958)
Noncontrolling interests	(10,638)	230	(10,408)
Goodwill	43,751	5,334	49,085
Fair value of net assets acquired	74,367	(123)	74,244
Less: Disney’s previously held 30% interest in Hulu	(4,860)	123	(4,737)
Total purchase price	$69,507	$—	$69,507

(1)	As reported in our March 30, 2019 Form 10-Q.

The adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the initial allocation did not result in material changes to the amortization expense recorded in the previous quarters.
Intangible assets primarily consist of MVPD agreements, with a weighted average useful life of 9 years, and advertising networks and trade names, with a weighted average useful life of 16 years.
The goodwill reflects the value to Disney of increasing our global portfolio of creative assets and branded content to be monetized through our DTC services, film and television studio and theme parks.
The amount of goodwill that is deductible for tax purposes is not material.
The fair value of investments acquired in the acquisition include $0.9 billion of equity method investments and $0.1 billion of equity investments. Equity method investments primarily consist of a 50% interest in Endemol Shine Group and a 30% interest in Tata Sky Limited. On October 25, 2019, the Company entered into a definitive agreement with Banijay Group to sell its 50% interest in Endemol Shine Group. Completion of the transaction is subject to customary closing conditions, including approval from the European Commission. We expect the sale to close in fiscal 2021.
The fair value of the assets acquired includes current trade receivables of $5.2 billion. The gross amount due under the contracts is $5.5 billion.
For fiscal 2019, the Company incurred $0.3 billion of acquisition-related expenses, of which $0.2 billion is included in Selling, general, administrative and other, and $0.1 billion related to financing fees is included in “Interest expense, net” in the Company’s Consolidated Statements of Income.
The following table summarizes the revenues and net loss from continuing operations (including purchase accounting amortization and the impact of intercompany eliminations and excluding restructuring and impairment charges) of TFCF and Hulu included in the Company’s fiscal 2019 Consolidated Statement of Income since the date of acquisition:

TFCF(1):
Revenues	$6,950
Net income from continuing operations	(1,030)

Hulu(2):
Revenues	$1,938
Net loss from continuing operations	(774)

(1)	The impact of eliminations on revenues and net income as a result of consolidating TFCF was not material.

(2)
As a result of consolidating Hulu, the elimination of our legacy operations’ revenues for sales to Hulu was approximately $0.6 billion and the elimination of TFCF’s revenues for sales to Hulu was approximately $0.4 billion. The impact of the eliminations on net income was not material.

The following pro forma summary presents consolidated information of the Company as if the acquisition of TFCF and consolidation of Hulu had occurred on October 1, 2017:

	2019	2018
Revenues	$78,116	$76,318
Net income	7,596	13,708
Net income attributable to Disney	7,284	13,877
Earnings per share attributable to Disney:
Diluted	$3.72	$7.64
Basic	3.74	7.68

These pro forma results include adjustments for purposes of consolidating the historical financial results of TFCF and Hulu (net of adjustments to eliminate transactions between Disney and TFCF, Disney and Hulu and Hulu and TFCF). These pro formas also include $3.1 billion and $3.5 billion (including $0.4 billion and $0.8 billion of amortization related to the RSNs) for fiscal 2019 and 2018, respectively, to reflect the incremental amortization as a result of recording film and television programming and production costs and finite lived intangible assets at fair value. Interest expense of $0.4 billion and $0.5 billion is included to reflect the cost of borrowings to finance the TFCF acquisition for fiscal 2019 and 2018, respectively.
Additionally, fiscal 2018 pro forma earnings include the Hulu Gain, compensation expense of $0.2 billion related to TFCF equity awards that were accelerated to vest upon closing of the acquisition, and $0.4 billion of acquisition-related expenses. These amounts were recognized by Disney and TFCF in fiscal 2019, but have been excluded from the fiscal 2019 pro forma earnings.
The pro forma results exclude a $10.8 billion gain on sale and $0.5 billion of equity earnings recorded by TFCF for fiscal 2019 and 2018, respectively, related to its 39% interest in Sky plc, which was sold by TFCF in October 2018. The pro forma results include $0.8 billion and $0.6 billion of net income attributable to Disney for fiscal 2019 and 2018, respectively, related to the TFCF businesses that have been or will be divested (see the Assets Disposed, to be Disposed and Discontinued Operations section below).
These pro forma results do not represent financial results that would have been realized had the acquisition actually occurred on October 1, 2017, nor are they intended to be a projection of future results.
Assets Disposed, to be Disposed and Discontinued Operations
In order to obtain regulatory approval for the acquisition of TFCF the Company agreed to sell the RSNs and sports media operations in Brazil and Mexico, and the Company agreed to divest its interest in certain European cable channels that were controlled by A+E. The Company divested its interest in certain European cable channels controlled by A+E in April 2019 for an amount that was not material. The Company sold the RSNs in August 2019 for approximately $11 billion. The RSNs, the Brazil and Mexico sports media operations and certain other businesses to be divested are presented as discontinued operations in the Consolidated Statements of Income. As of September 28, 2019, the assets and liabilities of the businesses held for sale are not material and are included in other assets and other liabilities in the Consolidated Balance Sheet.
BAMTech
In fiscal 2017, the Company acquired an additional 42% interest in BAMTech, a streaming technology and content delivery business, from an affiliate of Major League Baseball (MLB) for $1.6 billion (paid in fiscal 2018). The acquisition increased our interest from 33% to 75%, and as a result, we began consolidating BAMTech during the fourth quarter of fiscal 2017. The acquisition supports the Company’s launch of DTC services.
The acquisition date fair value of BAMTech (purchase price) of $3.9 billion represents the sum of (i) the $1.6 billion payment for the 42% interest, (ii) the $1.2 billion estimated fair value of the Company’s original 33% interest and (iii) the $1.1 billion estimated fair value of the 25% noncontrolling interest.
Upon consolidation, the Company recognized a non-cash gain of $255 million ($162 million after tax) as a result of increasing the carrying value of the Company’s original 33% interest to $1.2 billion, the estimated fair value implied by the acquisition price of our additional 42% interest. The gain was recorded in “Other income, net” in the fiscal 2017 Consolidated Statement of Income.
We allocated $3.5 billion of the purchase price to goodwill (approximately half of which is deductible for tax purposes) with the remainder primarily allocated to identifiable intangible assets. Goodwill reflects the synergies expected from rationalization of the Company’s current digital distribution services, enhanced personalization of content and advertising from access to DTC user data, and the ability to leverage BAMTech’s platform expertise for the Company’s DTC services. Goodwill also includes technical knowhow associated with BAMTech’s assembled workforce.
BAMTech’s noncontrolling interest holders, MLB and the National Hockey League (NHL), have the right to sell their interest to the Company in the future. MLB can generally sell its interest to the Company starting five years from and ending ten years after the September 25, 2017 acquisition date at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years). The NHL can sell its interest to the Company in fiscal 2020 for $300 million or in fiscal 2021 for $350 million. Accordingly, these interests are recorded as “Redeemable noncontrolling interests” in the Company’s Consolidated Balance Sheet. In addition, ESPN’s noncontrolling interest holder has a 20% interest in BAMTech’s direct-to-consumer sports business.
The Company has the right to purchase MLB’s interest in BAMTech starting five years from and ending ten years after the acquisition date at the greater of fair value or the guaranteed floor value. The Company has the right to acquire the NHL interest in fiscal 2020 or 2021 for $500 million.

The acquisition date fair value of the noncontrolling interests was estimated at $1.1 billion, which was calculated using an option pricing model and generally reflected the net present value of the expected future redemption amount.
As a result of the MLB and NHL sale rights, the noncontrolling interests will generally not be allocated BAMTech losses. The Company will record the noncontrolling interests at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the earliest redemption date. The accretion of the MLB interest to the earliest redemption value (i.e. in five years after the acquisition date) will be recorded using an interest method. As of September 28, 2019, the redeemable noncontrolling interest subject to accretion would have had a redemption amount of approximately $660 million if it were redeemed at that time. Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders through an adjustment to “Net income attributable to noncontrolling interests” on the Consolidated Statement of Income.
The revenues and costs of BAMTech included in the Company’s Consolidated Statement of Income for fiscal 2018 were approximately $0.3 billion and $0.7 billion, respectively.
Goodwill
The changes in the carrying amount of goodwill for the years ended September 28, 2019 and September 29, 2018 are as follows:

	Media Networks	Parks and Resorts	Studio Entertainment	Consumer Products & Interactive Media	Parks, Experiences and Products	Direct-to-Consumer & International	Unallocated	Total
Balance at Sept. 30, 2017	$16,325	$291	$6,817	$4,393	$—	$—	$3,600	$31,426
Acquisitions	—	—	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—	—	—
Other, net(1)	3,063	—	347	33	—	—	(3,600)	(157)
Segment recast(2)	(3,399)	(291)	(70)	(4,426)	4,487	3,699	—	—
Balance at Sept. 29, 2018	$15,989	$—	$7,094	$—	$4,487	$3,699	$—	$31,269
Acquisitions(3)	17,434	—	10,711	—	1,048	19,892	—	49,085
Dispositions	—	—	—	—	—	—	—	—
Other, net	—	—	(8)	—	—	(53)	—	(61)
Balance at Sept. 28, 2019	$33,423	$—	$17,797	$—	$5,535	$23,538	$—	$80,293

(1)
Primarily represents the allocation of BAMTech goodwill to the segments based on the final purchase price allocation and also includes the impact of updates to our initial estimated fair value of intangible assets related to BAMTech.

(2)	Represents the reallocation of goodwill as a result of the Company recasting its segments as a result of a strategic reorganization during fiscal 2018.

(3)	Represents the acquisition of TFCF and consolidation of Hulu.

5	Other Income
Other income, net is as follows:

	2019	2018	2017
Hulu Gain (see Note 4)	$4,794	$—	$—
Charge for the extinguishment of a portion of the debt originally assumed in the TFCF acquisition	(511)	—	—
Insurance recoveries (settlements) related to legal matters	46	38	(177)
Gain on sale of real estate, property rights and other	28	560	—
Gain related to the acquisition of BAMTech (see Note 4)	—	3	255
Other income, net	$4,357	$601	$78

6	Investments
Investments consist of the following:

	September 28, 2019	September 29, 2018
Investments, equity basis	$2,922	$2,768
Investments, other	302	131
	$3,224	$2,899

Investments, Equity Basis
The Company’s significant equity investments primarily consist of media investments and include A + E (50% ownership), CTV Specialty Television, Inc. (30% ownership), Endemol Shine Group (50% ownership), Seven TV (20% ownership) and Tata Sky Limited (30% ownership).
A summary of combined financial information for equity investments is as follows:

Results of Operations:	2019	2018	2017

Revenues	$9,405	$9,085	$8,122
Net income	133	(152)	857

Balance Sheet	September 28, 2019	September 29, 2018	September 30, 2017

Current assets	$3,350	$4,542	$4,623
Non-current assets	9,666	9,998	10,047
	$13,016	$14,540	$14,670
Current liabilities	$2,182	$3,197	$2,852
Non-current liabilities	5,452	4,840	5,056
Redeemable preferred stock	—	1,362	1,123
Shareholders’ equity	5,382	5,141	5,639
	$13,016	$14,540	$14,670

As of September 28, 2019, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $1.2 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
The Company enters into transactions in the ordinary course of business with our equity investees, primarily related to the licensing of television and film programming. Revenues from these transactions were $0.5 billion, $0.8 billion and $0.5 billion in fiscal 2019, 2018 and 2017, respectively. The Company defers a portion of its profits from transactions with investees. The profits are recognized as the investees expense the programming rights. The portion that is deferred reflects our ownership interest in the investee.
Investments, Other
As of September 28, 2019, the Company held $290 million of non-publicly traded securities without a readily determinable fair value. Securities held at fair value at September 28, 2019 were not material. Non-publicly traded securities and securities held at fair value at September 29, 2018 were not material.
In fiscal 2019, 2018 and 2017, realized gains, unrealized gains and losses and impairments on securities were not material.
Gains and losses on securities are reported in “Interest expense, net” in the Consolidated Statements of Income.

7	International Theme Parks
The Company has a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort (together, the Asia Theme Parks), which are both VIEs consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs. In addition, the Company has 100% ownership of Disneyland Paris. The Asia Theme Parks and Disneyland Paris are collectively referred to as the International Theme Parks.
The following table summarizes the carrying amounts of the International Theme Parks’ assets and liabilities included in the Company’s consolidated balance sheets:

	September 28, 2019	September 29, 2018
Cash and cash equivalents	$1,025	$834
Other current assets	346	400
Total current assets	1,371	1,234
Parks, resorts and other property	8,674	8,973
Other assets	91	103
Total assets (1)	$10,136	$10,310

Current liabilities	$683	$921
Borrowings - long-term	1,114	1,106
Other long-term liabilities	366	382
Total liabilities (1)	$2,163	$2,409

(1)
The total assets of the Asia Theme Parks was $7 billion at September 28, 2019 and $8 billion at September 29, 2018 including parks, resorts and other property of $7 billion at both September 28, 2019 and September 29, 2018. The total liabilities of the Asia Theme Parks were $2 billion at both September 28, 2019 and September 29, 2018.

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s consolidated statement of income for fiscal 2019:

Revenues	$3,859
Costs and expenses	(3,655)
Equity in the loss of investees	(13)

Asia Theme Parks’ royalty and management fees of $174 million for fiscal 2019 are eliminated in consolidation but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s fiscal 2019 consolidated statement of cash flows were $1.1 billion generated from operating activities, $878 million used in investing activities and $26 million generated in financing activities. Approximately two-thirds of cash flows generated from operating activities and used in investing activities related to the Asia Theme Parks.
Disneyland Paris
During fiscal 2017, the Company acquired the outstanding 19% interest in Disneyland Paris for $250 million of cash and 1.36 million of the Company’s common shares, valued at $150 million.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 53% and a 47% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $144 million and $96 million, respectively. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.

The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at September 28, 2019.
Hong Kong Disneyland is undergoing a multi-year expansion estimated to cost HK $10.9 billion ($1.4 billion). The Company and HKSAR have agreed to fund the expansion on an equal basis through equity contributions, which totaled $160 million and $144 million in fiscal 2019 and 2018, respectively.
HKSAR has the right to receive additional shares over time to the extent Hong Kong Disneyland Resort exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional 6 percentage points over a period no shorter than 13 years. Assuming HK $10.9 billion is contributed in the expansion, the impact to the Company’s equity interest would be limited to 4 percentage points.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $830 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. In addition, the Company has an outstanding balance of $118 million due from Shanghai Disney Resort primarily related to royalties. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 28, 2019. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.3 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $196 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 28, 2019.

8	Film and Television Costs and Advances
Film and television costs and advances are as follows:

	September 28, 2019	September 29, 2018
Theatrical film costs
Released, less amortization	$4,447	$1,911
Completed, not released	863	397
In-process	3,943	2,974
In development or pre-production	301	173
	9,554	5,455
Television costs
Released, less amortization	7,717	1,301
Completed, not released	1,085	462
In-process	1,849	420
In development or pre-production	99	2
	10,750	2,185
Television programming rights and advances	7,103	1,562
	27,407	9,202
Less current portion	4,597	1,314
Non-current portion	$22,810	$7,888

Based on the Company’s total gross revenue estimates as of September 28, 2019, approximately 80% of unamortized film and television costs for released productions (excluding amounts allocated to acquired film and television libraries and amounts that will be contractually recovered from production participants) are expected to be amortized during the next three years. Approximately $2.6 billion of accrued participation and residual liabilities will be paid in fiscal 2020. The Company expects to amortize, based on current estimates, approximately $4.3 billion in capitalized completed film and television production costs during fiscal 2020.
At September 28, 2019, acquired film and television libraries have remaining unamortized costs of $3.6 billion, which are generally being amortized straight-line over a weighted-average remaining period of approximately 19 years.

9	Borrowings
The Company’s borrowings, including the impact of interest rate and cross-currency swaps, are summarized as follows:

			September 28, 2019
	Sept. 28, 2019	Sept. 29, 2018	Stated Interest Rate (1)	Pay Floating Interest rate and Cross- Currency Swaps (2)	Effective Interest Rate (3)	Swap Maturities
Commercial paper	$5,342	$1,005	—	$—	2.19%
U.S. dollar denominated notes (4)	39,424	18,045	3.97%	9,000	3.37%	2020-2029
Foreign currency denominated debt	1,044	955	3.18%	940	3.23%	2025
Other (5)	62	(276)		—
	45,872	19,729	3.49%	9,940	3.23%
Asia Theme Parks borrowings	1,114	1,145	1.81%	—	5.51%
Total borrowings	46,986	20,874	3.44%	9,940	3.28%
Less current portion	8,857	3,790	2.62%	1,125	2.59%
Total long-term borrowings	$38,129	$17,084		$8,815

(1)
The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are the rates in effect at September 28, 2019; these rates are not necessarily an indication of future interest rates.

(2)	Amounts represent notional values of interest rate and cross-currency swaps outstanding as of September 28, 2019.

(3)	The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.

(4)
Includes net debt issuance discounts, costs and purchase accounting adjustments totaling a net premium of $2.5 billion and a net cost of $121 million at September 28, 2019 and September 29, 2018, respectively.

(5)
Includes market value adjustments for debt with qualifying hedges, which increase borrowings by $31 million and reduce borrowings by $304 million at September 28, 2019 and September 29, 2018, respectively.

Commercial Paper
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2020	$6,000	$—	$6,000
Facility expiring March 2021	2,250	—	2,250
Facility expiring March 2023	4,000	—	4,000
Total	$12,250	$—	$12,250

All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants, or events of default and contain only one financial covenant relating to interest coverage, which the Company met on September 28, 2019 by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of September 28, 2019, the Company has

$1.2 billion of outstanding letters of credit, of which none were issued under this facility. Outstanding letters of credit include letters of credit assumed in the acquisition of TFCF primarily in support of international sports programming rights.
Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net (1)	Commercial paper with original maturities greater than three months	Total
Balance at Sept. 30, 2017	$1,151	$1,621	$2,772
Additions	—	8,079	8,079
Payments	(1,099)	(8,748)	(9,847)
Other Activity	(2)	3	1
Balance at Sept. 29, 2018	$50	$955	$1,005
Additions	1,881	6,889	8,770
Payments	—	(4,452)	(4,452)
Other Activity	3	16	19
Balance at Sept. 28, 2019	$1,934	$3,408	$5,342
(1) Borrowings and reductions of borrowings are reported net.
U.S. Dollar Denominated Notes
At September 28, 2019, the Company had $39.4 billion of U.S. dollar denominated notes with maturities ranging from 1 to 77 years. The debt outstanding includes $37.0 billion of fixed rate notes, which have stated interest rates that range from 1.65% to 9.50% and $2.4 billion of floating rate notes that bear interest at U.S. LIBOR plus or minus a spread. At September 28, 2019, the effective rate on the floating rate notes was 2.48%.
On March 20, 2019, the Company assumed public debt with a fair value of $21.2 billion (principal balance of $17.4 billion) upon completion of the TFCF acquisition. On March 20, 2019, 96% (principal balance of $16.8 billion) of the assumed debt was exchanged for senior notes of TWDC, with essentially the same terms. In September 2019, the Company repurchased previously exchanged debt with a carrying value of approximately $3.5 billion (principal balance of approximately $2.7 billion) and TFCF debt with a carrying value of approximately $280 million (principal balance of approximately $260 million) for $4.3 billion and recognized a charge of $511 million in “Other income, net” in the fiscal 2019 Consolidated Statement of Income. In October 2019, the Company made an offer to holders of the remaining outstanding debt exchanged for senior notes of TWDC with a carrying value of $17.4 billion (principal balance of $14.1 billion) to exchange those notes for registered senior notes under the Securities Act of 1933.
Foreign Currency Denominated Debt
In fiscal 2018, the Company issued Canadian $1.3 billion ($940 million) of fixed rate senior notes, which bears interest at 2.76% and matures in October 2024. The Company also entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowing to a variable rate U.S. dollar denominated borrowing indexed to LIBOR.
On March 20, 2019, upon the completion of the TFCF acquisition, the Company assumed a term loan and unsecured credit facilities with outstanding balances totaling INR 7.4 billion ($104 million) and weighted-average stated interest rate of approximately 7.00%.
RSN Debt
On March 20, 2019, as part of the TFCF acquisition, the Company assumed $1.1 billion of debt related to one of the RSNs. In August 2019, the RSN was sold and the buyer has assumed the outstanding debt obligation.

Credit Facilities to Acquire TFCF
On March 20, 2019, the Company borrowed $31.1 billion under two 364-day unsecured bridge loan facilities with a bank syndicate to fund the cash component of the TFCF acquisition. On March 21, 2019, the Company repaid one bridge loan facility in the amount of $16.1 billion, utilizing cash acquired in the TFCF transaction, and terminated the facility. The remaining 364-day unsecured bridge loan facility in the amount of $15.0 billion was repaid and terminated during the fourth quarter using the after-tax proceeds from the divestiture of the RSNs and proceeds from new borrowings.

Cruise Ship Credit Facilities
The Company has credit facilities to finance three new cruise ships, which are expected to be delivered in 2021, 2022 and 2023. The financings may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021, $1.1 billion is available beginning in May 2022 and $1.1 billion is available beginning in April 2023. If utilized, the interest rates will be fixed at 3.48%, 3.72% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Asia Theme Parks Borrowings
HKSAR provided Hong Kong Disneyland Resort with loans totaling HK$0.8 billion ($96 million). The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025.
Shendi has provided Shanghai Disney Resort with loans totaling 7.3 billion yuan (approximately $1.0 billion) bearing interest at rates that increase to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $196 million) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at September 28, 2019.
Total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, have the following scheduled maturities:

	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total
2020	$8,878	$—	$8,878
2021	3,513	—	3,513
2022	3,858	10	3,868
2023	1,242	24	1,266
2024	2,870	28	2,898
Thereafter	23,003	1,052	24,055
	$43,364	$1,114	$44,478

The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal 2019, 2018 and 2017, total interest capitalized was $222 million, $125 million and $87 million, respectively. Interest expense, net of capitalized interest, for fiscal 2019, 2018 and 2017 was $1,246 million, $682 million and $507 million, respectively.

10	Income Taxes
U.S. Tax Cuts and Jobs Act
In December 2017, new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act), was signed into law. The most significant impacts on the Company are as follows:

•
Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0%. Because of our fiscal year end, the Company’s fiscal 2018 statutory federal tax rate was 24.5% and is 21.0% in fiscal 2019 and thereafter.

•
The Company remeasured its U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes will be realized (either 24.5% for fiscal 2018 or 21.0% thereafter) (Deferred Remeasurement). The Company recognized a benefit of approximately $2.2 billion from the Deferred Remeasurement, the majority of which was recognized in the first quarter of fiscal 2018.

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

•
The Company will generally be eligible to claim an immediate deduction for investments in qualified fixed assets acquired and film and television productions commenced after September 27, 2017 and placed in service by the end of fiscal 2022. The immediate deduction phases out for assets placed in service in fiscal years 2023 through 2027.

•	The domestic production activity deduction is eliminated in fiscal 2019 and thereafter.

•
Starting in fiscal 2019, certain foreign derived income is taxed in the U.S. at an effective rate of approximately 13% (which increases to approximately 16% in 2025) rather than the general statutory rate of 21%.

•
Starting in fiscal 2019, certain foreign earnings are taxed at a minimum effective rate of approximately 13%, which increases to approximately 16% in 2025. The Company’s policy is to expense the tax on these earnings in the period the earnings are taxable in the U.S.

Intra-Entity Transfers of Assets Other Than Inventory
At the beginning of fiscal 2019, the Company adopted new FASB accounting guidance that requires recognition of the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs instead of when the asset is ultimately sold to an outside party. Upon adoption, the Company recorded a $0.2 billion deferred tax asset with an offsetting increase to retained earnings in fiscal 2019.
Provision for Income Taxes and Deferred Tax Assets and Liabilities

Income Before Income Taxes	2019	2018	2017

Domestic (including U.S. exports)	$12,389	$12,914	$12,611
Foreign subsidiaries	1,555	1,815	1,177
Total income from continuing operations	13,944	14,729	13,788
Income from discontinued operations	706	—	—
	$14,650	$14,729	$13,788

Income Tax Expense/(Benefit)
Current
Federal	$14	$2,240	$3,229
State	112	362	360
Foreign (1)	824	642	489
	950	3,244	4,078
Deferred
Federal (2)	1,829	(1,577)	370
State	259	(20)	5
Foreign	(7)	16	(31)
	2,081	(1,581)	344
Income tax expense from continuing operations	3,031	1,663	4,422
Income tax expense from discontinued operations	35	—	—
	$3,066	$1,663	$4,422
(1) Includes foreign withholding taxes
(2) Includes the Tax Act Deferred Remeasurement in fiscal 2018

Components of Deferred Tax Assets and Liabilities	September 28, 2019	September 29, 2018

Deferred tax assets
Net operating losses and tax credit carryforwards	$(2,181)	$(1,437)
Accrued liabilities	(2,598)	(1,214)
Other	(540)	(328)
Total deferred tax assets	(5,319)	(2,979)
Deferred tax liabilities
Depreciable, amortizable and other property	7,647	3,678
Investment in U.S. entities	2,258	189
Licensing revenues	573	265
Investment in foreign entities	146	351
Other	212	88
Total deferred tax liabilities	10,836	4,571
Net deferred tax liability before valuation allowance	5,517	1,592
Valuation allowance	1,975	1,383
Net deferred tax liability	$7,492	$2,975

The increase of $0.6 billion in the valuation allowance relates to acquired TFCF deferred tax assets. As of both September 28, 2019 and September 29, 2018, the valuation allowance includes approximately $1 billion related to deferred tax assets for International Theme Park net operating losses primarily in France and, to a lesser extent, Hong Kong and China. The International Theme Park net operating losses have an indefinite carryforward period in France and Hong Kong and a five-year carryforward period in China.
A reconciliation of the effective income tax rate to the federal rate for continuing operations is as follows:

	2019	2018	2017
Federal income tax rate	21.0%	24.5%	35.0%
State taxes, net of federal benefit	2.2	1.9	1.7
Foreign derived income	(1.1)	—	—
Domestic production activity deduction	—	(1.4)	(2.1)
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	0.1	(1.1)	(1.6)
Tax Act(1)	(0.3)	(11.5)	—
Other, including tax reserves and related interest	(0.2)	(1.1)	(0.9)
	21.7%	11.3%	32.1%

(1)	Reflects the impact from the Deferred Remeasurement, net of the Deemed Repatriation Tax
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2019	2018	2017
Balance at the beginning of the year	$648	$832	$844
Increases due to business acquisitions	2,728	—	—
Increases for current year tax positions	84	64	61
Increases for prior year tax positions	143	48	13
Decreases in prior year tax positions	(61)	(135)	(55)
Settlements with taxing authorities	(590)	(161)	(31)
Balance at the end of the year	$2,952	$648	$832

The fiscal year-end 2019, 2018 and 2017 balances include $2.4 billion, $469 million and $444 million, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.

At September 28, 2019, September 29, 2018 and September 30, 2017, the Company had $965 million, $181 million and $234 million, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal 2019, 2018 and 2017, the Company recorded additional interest and penalties of $802 million (of which $731 million is due to the acquisition of TFCF), $47 million and $43 million, respectively, and recorded reductions in accrued interest and penalties of $96 million, $100 million and $30 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is no longer subject to U.S. federal examination for years prior to 2017 for The Walt Disney Company and for years prior to 2014 for TFCF. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2008.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce our unrecognized tax benefits by $187 million.
In fiscal 2019, 2018 and 2017, the Company recognized income tax benefits of $41 million, $52 million and $125 million, respectively for the excess of equity-based compensation deductions over amounts recorded based on grant date fair value.

11	Pension and Other Benefit Programs
The Company maintains pension and postretirement medical benefit plans covering certain of its employees not covered by union or industry-wide plans. The Company has defined benefit pension plans that cover employees hired prior to January 1, 2012. For employees hired after this date, the Company has a defined contribution plan. Benefits under these pension plans are generally based on years of service and/or compensation and generally require 3 years of vesting service. Employees generally hired after January 1, 1987 for certain of our media businesses and other employees generally hired after January 1, 1994 are not eligible for postretirement medical benefits.
In addition, the Company has a defined benefit plan for TFCF employees for which benefits stopped accruing in June 2017.
Defined Benefit Plans
The Company measures the actuarial value of its benefit obligations and plan assets for its defined benefit pension and postretirement medical benefit plans at September 30 and adjusts for any plan contributions or significant events between September 30 and our fiscal year end.
In connection with our acquisition of TFCF, we assumed net pension and postretirement obligations of $237 million ($824 million in obligations and $587 million in plan assets).

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Projected benefit obligations
Beginning obligations	$(14,500)	$(14,532)	$(1,609)	$(1,746)
Acquisition of TFCF	(759)	—	(65)	—
Service cost	(345)	(350)	(8)	(10)
Interest cost	(592)	(489)	(67)	(60)
Actuarial (loss)/gain (1)	(2,923)	416	(234)	166
Plan amendments and other	32	(12)	(11)	(10)
Benefits paid	534	467	48	51
Curtailments	22	—	—	—
Ending obligations	$(18,531)	$(14,500)	$(1,946)	$(1,609)
Fair value of plans’ assets
Beginning fair value	$12,728	$12,325	$731	$696
Acquisition of TFCF	587	—	—	—
Actual return on plan assets	690	579	33	34
Contributions	1,461	335	37	45
Benefits paid	(534)	(467)	(48)	(51)
Expenses and other	(54)	(44)	9	7
Ending fair value	$14,878	$12,728	$762	$731

Underfunded status of the plans	$(3,653)	$(1,772)	$(1,184)	$(878)
Amounts recognized in the balance sheet
Non-current assets	$5	$113	$—	$—
Current liabilities	(54)	(51)	(5)	—
Non-current liabilities	(3,604)	(1,834)	(1,179)	(878)
	$(3,653)	$(1,772)	$(1,184)	$(878)

(1) The actuarial loss for fiscal 2019 and the actuarial gain for fiscal 2018 were due to the change in the discount rate from the rate that was used in the preceding fiscal year.
The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2019	2018	2017	2019	2018	2017
Service cost	$345	$350	$368	$8	$10	$11
Other costs (benefits):
Interest cost	592	489	447	67	60	56
Expected return on plan assets	(978)	(901)	(874)	(56)	(53)	(49)
Amortization of prior-year service costs	13	13	12	—	—	—
Recognized net actuarial loss	260	348	405	—	14	17
Total other costs (benefits)	(113)	(51)	(10)	11	21	24
Net periodic benefit cost	$232	$299	$358	$19	$31	$35

In fiscal 2019, the Company adopted new FASB accounting guidance on the presentation of the components of net periodic pension and postretirement benefit cost (“net periodic benefit cost”). This guidance requires the Company to present the service cost component of net periodic benefit cost in the same line items on the statement of operations as other compensation costs of the related employees (i.e. “Costs and expenses” in the Consolidated Statements of Income). All of the

other components of net periodic benefit cost (“other costs/benefits”) are presented as a component of “Interest expense, net” in the Consolidated Statements of Income. The other costs/benefits in fiscal 2018 and 2017 were not material and are reported in Costs and expenses.
In fiscal 2020, we expect pension and postretirement medical costs to increase by $159 million to $410 million due to the impact of a lower discount rate.

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2019	2018	2017	2019	2018	2017
Discount rate used to determine the fiscal year‑end benefit obligation	3.22%	4.31%	3.88%	3.22%	4.31%	3.88%
Discount rate used to determine the interest cost component of net periodic benefit cost	4.09%	3.46%	3.18%	4.10%	3.49%	3.18%
Rate of return on plan assets	7.25%	7.50%	7.50%	7.25%	7.50%	7.50%
Weighted average rate of compensation increase to determine the fiscal year‑end benefit obligation	3.20%	3.20%	2.90%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.25%	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2033	2032	2031

AOCI, before tax, as of September 28, 2019 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$(41)	$—	$(41)
Net actuarial loss	(7,156)	(294)	(7,450)
Total amounts included in AOCI	(7,197)	(294)	(7,491)
Prepaid / (accrued) pension cost	3,544	(890)	2,654
Net balance sheet liability	$(3,653)	$(1,184)	$(4,837)

Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $17.5 billion, $16.1 billion and $13.9 billion, respectively, as of September 28, 2019 and $1.1 billion, $1.0 billion and $3 million, respectively, as of September 29, 2018.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $18.5 billion and $14.8 billion, respectively, as of September 28, 2019 and $12.0 billion and $10.1 billion respectively, as of September 29, 2018.
The Company’s total accumulated pension benefit obligations at September 28, 2019 and September 29, 2018 were $17.0 billion and $13.3 billion, respectively. Approximately 98% and 99% was vested as of September 28, 2019 and September 29, 2018, respectively.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.9 billion and $0.8 billion, respectively, at September 28, 2019 and $1.6 billion and $0.7 billion, respectively, at September 29, 2018.

Plan Assets
A significant portion of the assets of the Company’s defined benefit plans are managed in third-party master trusts. The investment policy and allocation of the assets in the master trusts were approved by the Company’s Investment and Administrative Committee, which has oversight responsibility for the Company’s retirement plans. The investment policy ranges for the major asset classes are as follows:

Asset Class	Minimum	Maximum

Equity investments	30%	60%
Fixed income investments	20%	40%
Alternative investments	10%	30%
Cash & money market funds	0%	10%

The primary investment objective for the assets within the master trusts is the prudent and cost effective management of assets to satisfy benefit obligations to plan participants. Financial risks are managed through diversification of plan assets, selection of investment managers and through the investment guidelines incorporated in investment management agreements. Investments are monitored to assess whether returns are commensurate with risks taken.
The long-term asset allocation policy for the master trusts was established taking into consideration a variety of factors that include, but are not limited to, the average age of participants, the number of retirees, the duration of liabilities and the expected payout ratio. Liquidity needs of the master trusts are generally managed using cash generated by investments or by liquidating securities.
Assets are generally managed by external investment managers pursuant to investment management agreements that establish permitted securities and risk controls commensurate with the account’s investment strategy. Some agreements permit the use of derivative securities (futures, options, interest rate swaps, credit default swaps) that enable investment managers to enhance returns and manage exposures within their accounts.
Fair Value Measurements of Plan Assets
Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants and is generally classified in one of the following categories of the fair value hierarchy:
Level 1 – Quoted prices for identical instruments in active markets
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
Investments that are valued using the net asset value (NAV) (or its equivalent) practical expedient are excluded from the fair value hierarchy disclosure.
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at September 28, 2019 and September 29, 2018 are the same.
Level 1 investments are valued based on reported market prices on the last trading day of the fiscal year. Investments in common and preferred stocks are valued based on an exchange-listed price or a broker’s quote in an active market. Investments in U.S. Treasury securities are valued based on a broker’s quote in an active market.
Level 2 investments in government and federal agency bonds, corporate bonds and mortgage-backed securities (MBS) and asset-backed securities are valued using a broker’s quote in a non-active market or an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates. Derivative financial instruments are valued based on models that incorporate observable inputs for the underlying securities, such as interest rates or foreign currency exchange rates.

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of September 28, 2019
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$197	$—	$197	1%
Common and preferred stocks(1)	3,468	—	3,468	22%
Mutual funds	1,140	—	1,140	7%
Government and federal agency bonds, notes and MBS	2,042	404	2,446	16%
Corporate bonds	—	580	580	4%
Other mortgage- and asset-backed securities	—	127	127	1%
Derivatives and other, net	(6)	(21)	(27)	—%
Total investments in the fair value hierarchy	$6,841	$1,090	$7,931

Assets valued at NAV as a practical expedient:
Common collective funds			3,691	24%
Alternative investments			2,725	17%
Money market funds and other			1,293	8%
Total investments at fair value			$15,640	100%

	As of September 29, 2018
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$57	$—	$57	—%
Common and preferred stocks(1)	3,023	—	3,023	22%
Mutual funds	800	—	800	6%
Government and federal agency bonds, notes and MBS	2,019	488	2,507	19%
Corporate bonds	—	573	573	4%
Other mortgage- and asset-backed securities	—	86	86	1%
Derivatives and other, net	3	(1)	2	—%
Total investments in the fair value hierarchy	$5,902	$1,146	$7,048

Assets valued at NAV as a practical expedient:
Common collective funds			2,778	21%
Alternative investments			2,363	18%
Money market funds and other			1,270	9%
Total investments at fair value			$13,459	100%

(1)
Includes 2.9 million shares of Company common stock valued at $373 million (2% of total plan assets) and 2.8 million shares valued at $332 million (2% of total plan assets) at September 28, 2019 and September 29, 2018, respectively.

Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At September 28, 2019, the total committed capital still uncalled and unpaid was $1.0 billion.
Plan Contributions
During fiscal 2019, the Company made $1.5 billion of contributions to its pension and postretirement medical plans. The Company currently expects to make approximately $600 million to $675 million of pension and postretirement medical plan contributions in fiscal 2020. Final minimum funding requirements for fiscal 2020 will be determined based on a January 1, 2020 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2020.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2020	$626	$58
2021	609	61
2022	647	67
2023	687	71
2024	727	75
2025 – 2029	4,223	433

(1)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $84 million.
Assumptions
Assumptions, such as discount rates, long-term rate of return on plan assets and the healthcare cost trend rate, have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligations.
Discount Rate — The assumed discount rate for pension and postretirement medical plans reflects the market rates for high-quality corporate bonds currently available. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. The Company measures service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows.
Long-term rate of return on plan assets — The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income and alternative investments. When determining the long-term rate of return on plan assets, the Company considers long-term rates of return on the asset classes (both historical and forecasted) in which the Company expects the pension funds to be invested. The following long-term rates of return by asset class were considered in setting the long-term rate of return on plan assets assumption:

Equity Securities	7%	to	11%
Debt Securities	3%	to	5%
Alternative Investments	7%	to	12%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2019 actuarial valuation assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.25%.
Sensitivity — A one percentage point (ppt) change in the discount rate and expected long-term rate of return on plan assets would have the following effects on the projected benefit obligations for pension and postretirement medical plans as of September 28, 2019 and on cost for fiscal 2020:

	Discount Rate		Expected Long-Term Rate of Return On Assets
Increase/(decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense
1 ppt decrease	$313	$3,566	$157
1 ppt increase	(273)	(3,001)	(157)

Multiemployer Benefit Plans
The Company participates in a number of multiemployer pension plans under union and industry-wide collective bargaining agreements that cover our union-represented employees and expenses its contributions to these plans as incurred. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans. For example:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers.

•	If a participating employer chooses to stop participating in these multiemployer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan.
The Company also participates in several multiemployer health and welfare plans that cover both active and retired employees. Health care benefits are provided to participants who meet certain eligibility requirements under the applicable collective bargaining unit.
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans:

	2019	2018	2017
Pension plans	$189	$144	$127
Health & welfare plans	218	172	160
Total contributions	$407	$316	$287

Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. In fiscal 2019, 2018 and 2017, the costs of these defined contribution plans were $208 million, $162 million and $143 million, respectively. The Company also has defined contribution retirement plans for employees in our international operations. The costs of these defined contribution plans were $25 million, $21 million and $20 million in fiscal years 2019, 2018 and 2017, respectively.

12	Equity
The Company paid the following dividends in fiscal 2019, 2018 and 2017:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Fourth Quarter of Fiscal 2019	First Half 2019
$0.88	$1.3 billion	Second Quarter of Fiscal 2019	Second Half 2018
$0.84	$1.2 billion	Fourth Quarter of Fiscal 2018	First Half 2018
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half 2017
$0.78	$1.2 billion	Fourth Quarter of Fiscal 2017	First Half 2017
$0.78	$1.2 billion	Second Quarter of Fiscal 2017	Second Half 2016

As a result of the acquisition of TFCF, TWDC became the parent entity of both TFCF and TWDC Enterprises 18 Corp. (formerly known as The Walt Disney Company and referred to herein as Legacy Disney). TWDC issued 307 million shares of common stock to acquire TFCF (see Note 4), and all the outstanding shares of Legacy Disney (other than shares of Legacy Disney held in treasury that were not held on behalf of a third party) were converted on a one-for-one basis into new publicly traded shares of TWDC.
In March 2019, Legacy Disney terminated its share repurchase program, and 1.4 billion treasury shares were canceled, which resulted in a decrease to common stock and retained earnings of $17.6 billion and $49.1 billion, respectively. The cost of treasury shares canceled was allocated to common stock based on the ratio of treasury shares to total shares outstanding, with the excess allocated to retained earnings. At September 28, 2019, TWDC held 19 million treasury shares.

TWDC’s authorized share capital consists of 4.6 billion common shares at $0.01 par value and 100 million preferred shares at $0.01 par value, both of which represent the same authorized capital structure in effect prior to the completion of the TFCF acquisition and as of September 29, 2018. As of September 29, 2018, Legacy Disney had 40 thousand preferred series B shares authorized with $0.01 par value, which were eliminated in fiscal 2019.
The Company repurchased its common stock as follows:

Fiscal Year	Shares acquired	Total paid
2018	35 million	$3.6 billion
2017	89 million	$9.4 billion

The following table summarizes the changes in each component of AOCI including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
AOCI, before tax
Balance at October 1, 2016	$44	$(38)	$(5,859)	$(521)	$(6,374)
Unrealized gains (losses) arising during the period	(2)	124	521	(2)	641
Reclassifications of realized net (gains) losses to net income	(27)	(194)	432	—	211
Balance at September 30, 2017	$15	$(108)	$(4,906)	$(523)	$(5,522)
Unrealized gains (losses) arising during the period	9	250	203	(204)	258
Reclassifications of net (gains) losses to net income	—	35	380	—	415
Balance at September 29, 2018	$24	$177	$(4,323)	$(727)	$(4,849)
Unrealized gains (losses) arising during the period	—	136	(3,457)	(359)	(3,680)
Reclassifications of net (gains) losses to net income	—	(185)	278	—	93
Reclassifications to retained earnings	(24)	1	—	—	(23)
Balance at September 28, 2019	$—	$129	$(7,502)	$(1,086)	$(8,459)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
Tax on AOCI
Balance at October 1, 2016	$(18)	$13	$2,208	$192	$2,395
Unrealized gains (losses) arising during the period	1	(39)	(209)	(76)	(323)
Reclassifications of realized net (gains) losses to net income	10	72	(160)	—	(78)
Balance at September 30, 2017	$(7)	$46	$1,839	$116	$1,994
Unrealized gains (losses) arising during the period	(2)	(66)	(47)	(13)	(128)
Reclassifications of net (gains) losses to net income	—	(12)	(102)	—	(114)
Balance at September 29, 2018	$(9)	$(32)	$1,690	$103	$1,752
Unrealized gains (losses) arising during the period	(2)	(29)	797	28	794
Reclassifications of net (gains) losses to net income	—	43	(64)	—	(21)
Reclassifications to retained earnings	9	(9)	(667)	(16)	(683)
Balance at September 28, 2019	$(2)	$(27)	$1,756	$115	$1,842

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
	Investments	Cash Flow Hedges
AOCI, after tax
Balance at October 1, 2016	$26	$(25)	$(3,651)	$(329)	$(3,979)
Unrealized gains (losses) arising during the period	(1)	85	312	(78)	318
Reclassifications of realized net (gains) losses to net income	(17)	(122)	272	—	133
Balance at September 30, 2017	$8	$(62)	$(3,067)	$(407)	$(3,528)
Unrealized gains (losses) arising during the period	7	184	156	(217)	130
Reclassifications of net (gains) losses to net income	—	23	278	—	301
Balance at September 29, 2018	$15	$145	$(2,633)	$(624)	$(3,097)
Unrealized gains (losses) arising during the period	(2)	107	(2,660)	(331)	(2,886)
Reclassifications of net (gains) losses to net income	—	(142)	214	—	72
Reclassifications to retained earnings (1)	(15)	(8)	(667)	(16)	(706)
Balance at September 28, 2019	$(2)	$102	$(5,746)	$(971)	$(6,617)

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

Details about AOCI components reclassified to net income are as follows:

Gains/(losses) in net income:	Affected line item in the Consolidated Statements of Income:	2019	2018	2017
Investments, net	Interest expense, net	$—	$—	$27
Estimated tax	Income taxes	—	—	(10)
		—	—	17

Cash flow hedges	Primarily revenue	185	(35)	194
Estimated tax	Income taxes	(43)	12	(72)
		142	(23)	122

Pension and postretirement medical expense	Cost and expenses	—	(380)	(432)
	Interest expense, net	(278)	—	—
Estimated tax	Income taxes	64	102	160
		(214)	(278)	(272)

Total reclassifications for the period		$(72)	$(301)	$(133)

13	Equity-Based Compensation
Under various plans, the Company may grant stock options and other equity-based awards to executive, management and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs). Certain RSUs awarded to senior executives vest based upon the achievement of market or performance conditions (Performance RSUs).
Stock options are generally granted at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a four-year period from the grant date. The contractual terms for our outstanding stock option grants are 10 years. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. RSUs generally vest ratably over four years and Performance RSUs generally fully vest after three years, subject to achieving market or performance conditions. Equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of September 28, 2019, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 72 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 34 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
Each year, generally during the first half of the year, the Company awards stock options and restricted stock units to a broad-based group of management and creative personnel. The fair value of options is estimated based on the binomial valuation model. The binomial valuation model takes into account variables such as volatility, dividend yield and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being canceled due to the termination of the option holder) in computing the value of the option.

The weighted average assumptions used in the option-valuation model were as follows:

	2019	2018	2017
Risk-free interest rate	2.8%	2.4%	2.6%
Expected volatility	23%	23%	22%
Dividend yield	1.61%	1.57%	1.58%
Termination rate	4.8%	4.8%	4.0%
Exercise multiple	1.75	1.75	1.62

Although the initial fair value of stock options is not adjusted after the grant date, changes in the Company’s assumptions may change the value of, and therefore the expense related to, future stock option grants. The assumptions that cause the greatest variation in fair value in the binomial valuation model are the expected volatility and expected exercise multiple. Increases or decreases in either the expected volatility or expected exercise multiple will cause the binomial option value to increase or decrease, respectively. The volatility assumption considers both historical and implied volatility and may be impacted by the Company’s performance as well as changes in economic and market conditions.
Compensation expense for RSUs and stock options is recognized ratably over the service period of the award. Compensation expense for RSUs is based on the market price of the shares underlying the awards on the grant date. Compensation expense for Performance RSUs reflects the estimated probability that the market or performance conditions will be met.
Compensation expense related to stock options and RSUs is as follows:

	2019	2018	2017
Stock option	$84	$87	$90
RSUs (1)	627	306	274
Total equity-based compensation expense (2)	711	393	364
Tax impact	(161)	(99)	(123)
Reduction in net income	$550	$294	$241
Equity-based compensation expense capitalized during the period	$81	$70	$78

(1)
Includes TFCF Performance RSUs converted to Company RSUs in connection with the TFCF acquisition (see Note 4). In fiscal 2019, the Company recognized $307 million of equity based compensation in connection with the TFCF acquisition.

(2)	Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
The following table summarizes information about stock option transactions (shares in millions):

	2019
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	24	$84.14
Awards forfeited	(1)	109.59
Awards granted	4	111.15
Awards exercised	(4)	74.13
Outstanding at end of year	23	$90.05
Exercisable at end of year	14	$76.59

The following tables summarize information about stock options vested and expected to vest at September 28, 2019 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$0	—	$50	3	$39.71	2.0
$51	—	$75	4	61.34	3.7
$76	—	$100	3	91.87	5.2
$101	—	$125	4	109.71	7.0
			14

			Expected to Vest
Range of Exercise Prices			Number of Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$105	—	$110	2	$105.34	7.3
$111	—	$115	7	111.25	8.5
			9

(1)	Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions (shares in millions):

	2019
	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	9	$108.74
Granted (1)	4	112.73
Vested	(3)	105.98
Forfeited	(1)	107.24
Other (2)	3	110.00
Unvested at end of year (3)(4)	12	$110.84

(1)	Includes 0.4 million Performance RSUs.

(2)	Reflects TFCF Performance RSUs replaced with Company RSUs in connection with the TFCF acquisition that generally vest in three years.

(3)	Includes 1.5 million Performance RSUs.

(4)
Excludes Performance RSUs issued in September 2018, for which vesting is subject to service conditions and the number of units vesting is subject to the discretion of the CEO. At September 28, 2019, the maximum number of these Performance RSUs that could be issued upon vesting is 0.2 million.

The weighted average grant-date fair values of options granted during fiscal 2019, 2018 and 2017 were $28.76, $28.01 and $25.65, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2019, 2018 and 2017 totaled $646 million, $585 million and $757 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 28, 2019 were $728 million and $173 million, respectively.

As of September 28, 2019, unrecognized compensation cost related to unvested stock options and RSUs was $121 million and $599 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.6 years for stock options and 1.6 years for RSUs.
Cash received from option exercises for fiscal 2019, 2018 and 2017 was $318 million, $210 million and $276 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSUs vesting for fiscal 2019, 2018 and 2017 was approximately $145 million, $160 million and $265 million, respectively.

14	Detail of Certain Balance Sheet Accounts

Current receivables	September 28, 2019	September 29, 2018

Accounts receivable	$12,882	$8,268
Other	2,894	1,258
Allowance for doubtful accounts	(295)	(192)
	$15,481	$9,334

Parks, resorts and other property
Attractions, buildings and improvements	$29,509	$28,995
Furniture, fixtures and equipment	21,265	19,400
Land improvements	6,649	5,911
Leasehold improvements	1,166	932
	58,589	55,238
Accumulated depreciation	(32,415)	(30,764)
Projects in progress	4,264	3,942
Land	1,165	1,124
	$31,603	$29,540

Intangible assets
Character/franchise intangibles, copyrights and trademarks	$10,577	$5,829
MVPD agreements	9,900	—
Other amortizable intangible assets	4,291	1,213
Accumulated amortization	(3,393)	(2,070)
Net amortizable intangible assets	21,375	4,972
Indefinite lived intangible assets	1,840	1,840
	$23,215	$6,812

Accounts payable and other accrued liabilities
Accounts payable	$13,778	$6,503
Payroll and employee benefits	3,010	2,189
Other	974	787
	$17,762	$9,479

Other long-term liabilities
Pension and postretirement medical plan liabilities	$4,783	$2,712
Other	8,977	3,878
	$13,760	$6,590

15	Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, feature films and other programming, totaling approximately $50.4 billion, including approximately $3.1 billion for available programming as of September 28, 2019, and approximately $43.9 billion related to sports programming rights, primarily for college football (including bowl games and the College Football Playoff) and basketball, NBA, NFL, UFC, MLB, Cricket, US Open Tennis, Top Rank Boxing, the PGA Championship and various soccer rights.
The Company has entered into operating leases for various real estate and equipment needs, including retail outlets and distribution centers for consumer products, broadcast equipment and office space for general and administrative purposes. Rental expense for operating leases during fiscal 2019, 2018 and 2017, including common-area maintenance and contingent rentals, was $1.1 billion, $0.9 billion and $0.9 billion, respectively.
The Company also has contractual commitments for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.
Contractual commitments for broadcast programming rights, future minimum lease payments under non-cancelable operating leases, cruise ships, creative talent and other commitments totaled $69.3 billion at September 28, 2019, payable as follows:

	Broadcast Programming	Operating Leases	Other	Total
2020	$11,477	$982	$3,210	$15,669
2021	10,080	849	1,593	12,522
2022	7,810	670	1,699	10,179
2023	5,624	532	1,285	7,441
2024	4,637	407	933	5,977
Thereafter	10,786	2,491	4,198	17,475
	$50,414	$5,931	$12,918	$69,263

Certain contractual commitments, principally broadcast programming rights and operating leases, have payments that are variable based primarily on revenues and are not included in the table above.
The Company has non-cancelable capital leases, primarily for land and broadcast equipment, which had gross carrying values of $376 million and $371 million at September 28, 2019 and September 29, 2018, respectively. Accumulated amortization related to these capital leases totaled $170 million and $164 million at September 28, 2019 and September 29, 2018, respectively. Future payments under these leases as of September 28, 2019 are as follows:

2020	$19
2021	20
2022	19
2023	17
2024	16
Thereafter	458
Total minimum obligations	549
Less amount representing interest	(398)
Present value of net minimum obligations	151
Less current portion	(5)
Long-term portion	$146
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.

Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of September 28, 2019, the remaining debt service obligation guaranteed by the Company was $285 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of television program rights and vacation ownership units. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of film and television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.2 billion as of September 28, 2019. Fiscal 2019 activity related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation ownership units based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of a related allowance for credit losses of approximately 4%, was $0.8 billion as of September 28, 2019. Fiscal 2019 activity related to the allowance for credit losses was not material.

16	Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 11 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at September 28, 2019
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$13	$—	$—	$13
Derivatives
Interest rate	—	89	—	89
Foreign exchange	—	771	—	771
Other	—	1	—	1
Liabilities
Derivatives
Interest rate	—	(93)	—	(93)
Foreign exchange	—	(544)	—	(544)
Other	—	(4)	—	(4)
Total recorded at fair value	$13	$220	$—	$233
Fair value of borrowings	$—	$48,709	$1,249	$49,958

	Fair Value Measurement at September 29, 2018
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$38	$—	$—	$38
Derivatives
Interest rate	—	—	—	—
Foreign exchange	—	469	—	469
Other	—	15	—	15
Liabilities
Derivatives
Interest rate	—	(410)	—	(410)
Foreign exchange	—	(274)	—	(274)
Total recorded at fair value	$38	$(200)	$—	$(162)
Fair value of borrowings	$—	$19,826	$1,171	$20,997

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
Level 2 borrowings, which include commercial paper and U.S. and European notes and certain foreign currency denominated borrowings, are valued based on quoted prices for similar instruments in active markets or identical instruments in markets that are not active.
Level 3 borrowings include Asia Theme Park borrowings, which are valued based on the current borrowing cost and credit risk of the Asia Theme Parks as well prevailing market interest rates.
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 28, 2019, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings and maintains short-term liquidity needs in high quality money market funds. As of September 28, 2019, the Company’s balances with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 26% of total cash and cash equivalents. At September 29, 2018, the Company did not have balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 28, 2019 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.

17	Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of September 28, 2019
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$302	$241	$(67)	$(244)
Interest rate	—	89	(82)	—
Other	1	—	(3)	(1)
Derivatives not designated as hedges
Foreign exchange	65	163	(107)	(126)
Interest Rate	—	—	—	(11)
Gross fair value of derivatives	368	493	(259)	(382)
Counterparty netting	(231)	(345)	258	318
Cash collateral (received)/paid	(55)	(6)	—	7
Net derivative positions	$82	$142	$(1)	$(57)

	As of September 29, 2018
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$166	$169	$(80)	$(39)
Interest rate	—	—	(329)	—
Other	13	2	—	—
Derivatives not designated as hedges
Foreign exchange	38	96	(95)	(60)
Interest Rate	—	—	—	(81)
Gross fair value of derivatives	217	267	(504)	(180)
Counterparty netting	(158)	(227)	254	131
Cash collateral (received)/paid	—	—	135	5
Net derivative positions	$59	$40	$(115)	$(44)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of September 28, 2019 and September 29, 2018, the total notional amount of the Company’s pay-floating interest rate swaps was $9.9 billion and $7.6 billion, respectively.

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings (1)		Fair Value Adjustments Included in Hedged Borrowings (1)
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Borrowings:
Current	$1,121	$1,585	$(3)	$(14)
Long-term	9,562	6,425	34	(290)
	$10,683	$8,010	$31	$(304)

(1)	Includes $37 million and $41 million of gains on terminated interest rate swaps as of September 28, 2019 and September 29, 2018, respectively.
The following amounts are included in “Interest expense, net” in the Consolidated Statements of Income:

	2019	2018	2017
Gain (loss) on:
Pay-floating swaps	$337	$(230)	$(211)
Borrowings hedged with pay-floating swaps	(337)	230	211
Benefit (expense) associated with interest accruals on pay-floating swaps	(58)	(15)	35

The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 28, 2019 or at September 29, 2018, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal 2019, 2018 and 2017 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts were $11 million and $81 million at September 28, 2019 and September 29, 2018, respectively. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings. Gains and losses on the options for fiscal 2019, 2018 and 2017 were not material
Foreign Exchange Risk Management
The Company transacts business globally and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with foreign currency exchange rate changes, enabling management to focus on core business issues and challenges.
The Company enters into option and forward contracts that change in value as foreign currency exchange rates change to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency-denominated borrowings into U.S. dollar denominated borrowings.

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 28, 2019 and September 29, 2018, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.3 billion and $6.2 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months totaled $254 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI for fiscal year 2019:

Gain/(loss) recognized in Other Comprehensive Income	$156
Gain/(loss) reclassified from AOCI into the Statement of Income (1)	183

(1)	Primarily recorded in revenue.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at September 28, 2019 and September 29, 2018 were $3.8 billion and $3.3 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and Expenses			Interest expense, net			Income Tax Expense
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Net gains (losses) on foreign currency denominated assets and liabilities	$(188)	$(146)	$105	$16	$39	$(13)	$50	$29	$3
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	123	104	(120)	(19)	(46)	11	(51)	(19)	24
Net gains (losses)	$(65)	$(42)	$(15)	$(3)	$(7)	$(2)	$(1)	$10	$27

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at September 28, 2019 and September 29, 2018 and related gains or losses recognized in earnings were not material for fiscal 2019, 2018 and 2017.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at September 28, 2019 and September 29, 2018 were not material. The related gains or losses recognized in earnings were not material for fiscal 2019, 2018 and 2017.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $65 million and $299 million at September 28, 2019 and September 29, 2018, respectively.

18	Restructuring and Impairment Charges
The Company has begun implementing a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF. During fiscal 2019, we recorded charges of $1.2 billion, including $0.9 billion of severance and related costs in connection with the plan and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income. Although our plans are not yet finalized, we anticipate that the total severance and related costs could be on the order of $1.5 billion. The Company may incur other restructuring costs, such as contract termination costs, but we currently expect these will not be material. We currently expect to substantially complete the restructuring plan by the end of fiscal 2021. For fiscal 2018 and 2017, restructuring and impairment charges were not material.
The following table summarizes the changes in restructuring reserves related to the TFCF integration plan for fiscal 2019:

	One-time Termination Benefits	Contract Termination	Total
Beginning Balance:	$—	$—	$—
Additions:
Media Networks	57	33	90
Parks, Experiences and Products	8	3	11
Studio Entertainment	123	74	197
Direct-to-Consumer & International	349	77	426
Corporate	133	49	182
Total Additions	670	236	906
Payments	(193)	(37)	(230)
Ending Balance:	$477	$199	$676

19	Condensed Consolidating Financial Information
On March 20, 2019, the Company completed its acquisition of TFCF (as described in Note 4), and the Company (referred to herein as “Legacy Disney”) and TFCF became subsidiaries of New Disney (referred to herein as “TWDC”). Legacy Disney has outstanding public debt that has been fully and unconditionally guaranteed by TWDC. In addition, Legacy Disney has provided a full and unconditional guarantee of debt held by TWDC. As of March 20, 2019, Legacy Disney is a 100% owned subsidiary of TWDC.
Set forth below are condensed consolidating financial statements presenting the results of operations, financial position and cash flows of TWDC, Legacy Disney and non-guarantor subsidiaries on a combined basis along with eliminations necessary to arrive at the reported information on a consolidated basis. This condensed consolidating financial information has been prepared and presented pursuant to the U.S. Securities and Exchange Commission Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with U.S. GAAP. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions.
TWDC was formed in June 2018, was a subsidiary of Legacy Disney until March 20, 2019, and did not have any balances or activities prior to fiscal 2019.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 28, 2019
(in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$69,342	$228	$69,570
Costs and expenses
Operating expenses		—	(42,018)	—	(42,018)
Selling, general, administrative and other	—	(672)	(10,869)	—	(11,541)
Depreciation and amortization	—	(1)	(4,159)	—	(4,160)
Total costs and expenses	—	(673)	(57,046)	—	(57,719)
Restructuring and impairment charges	—	—	(1,183)	—	(1,183)
Allocations to non-guarantor subsidiaries	—	652	(652)	—	—
Other income/(expense), net	(236)	94	4,727	(228)	4,357
Interest income/(expense), net	(636)	(699)	357	—	(978)
Equity in the income (loss) of investees, net	—	—	(103)	—	(103)
Income from continuing operations before income taxes	(872)	(626)	15,442	—	13,944
Income taxes from continuing operations	190	136	(3,357)	—	(3,031)
Earnings from subsidiary entities	3,026	12,802	—	(15,828)	—
Net income from continuing operations	2,344	12,312	12,085	(15,828)	10,913
Income (loss) from discontinued operations	671	291	671	(962)	671
Net Income	3,015	12,603	12,756	(16,790)	11,584
Less: Net income from continuing operations attributable to noncontrolling interests	—	—	(472)	—	(472)
Less: Net income from discontinued operations attributable to noncontrolling interests	—	—	(58)	—	(58)
Net income excluding noncontrolling interests	3,015	12,603	12,226	(16,790)	11,054
Comprehensive income excluding noncontrolling interests	$185	$9,669	$11,786	$(13,400)	$8,240

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 29, 2018
(in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$59,520	$(86)	$59,434
Costs and expenses
Operating expenses	—	—	(32,726)	—	(32,726)
Selling, general, administrative and other	—	(615)	(8,245)	—	(8,860)
Depreciation and amortization	—	(1)	(3,010)	—	(3,011)
Total costs and expenses	—	(616)	(43,981)	—	(44,597)
Restructuring and impairment charges	—	—	(33)	—	(33)
Allocations to non-guarantor subsidiaries	—	576	(576)	—	—
Other income, net	—	41	474	86	601
Interest expense, net	—	(698)	124	—	(574)
Equity in the income (loss) of investees, net	—	—	(102)	—	(102)
Income before taxes	—	(697)	15,426	—	14,729
Income taxes	—	79	(1,742)	—	(1,663)
Earnings from subsidiary entities	—	13,216	—	(13,216)	—
Consolidated net Income	—	12,598	13,684	(13,216)	13,066
Less: Net income attributable to noncontrolling interests	—	—	(468)	—	(468)
Net income excluding noncontrolling interests	—	12,598	13,216	(13,216)	12,598
Comprehensive income excluding noncontrolling interests	$—	$13,029	$13,037	$(13,037)	$13,029

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended September 30, 2017
(in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$54,952	$185	$55,137
Costs and expenses
Operating expenses	—	—	(30,306)	—	(30,306)
Selling, general, administrative and other	—	(450)	(7,726)	—	(8,176)
Depreciation and amortization	—	(1)	(2,781)	—	(2,782)
Total costs and expenses	—	(451)	(40,813)	—	(41,264)
Restructuring and impairment charges	—	—	(98)	—	(98)
Allocations to non-guarantor subsidiaries	—	405	(405)	—	—
Other income, net	—	163	100	(185)	78
Interest expense, net	—	(510)	125	—	(385)
Equity in the income (loss) of investees, net	—	—	320	—	320
Income before income taxes	—	(393)	14,181	—	13,788
Income taxes	—	126	(4,548)	—	(4,422)
Earnings from subsidiary entities	—	9,247	—	(9,247)	—
Consolidated net Income	—	8,980	9,633	(9,247)	9,366
Less: Net income attributable to noncontrolling interests	—	—	(386)	—	(386)
Net income excluding noncontrolling interests	—	8,980	9,247	(9,247)	8,980
Comprehensive income excluding noncontrolling interests	$—	$9,431	$9,153	$(9,153)	$9,431

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2019
(in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$554	$—	$4,864	$—	$5,418
Receivables, net	499	1	14,981	—	15,481
Inventories	—	4	1,645	—	1,649
Television costs and advances	—	—	4,597	—	4,597
Other current assets	83	4	898	(6)	979
Total current assets	1,136	9	26,985	(6)	28,124
Film and television costs	—	—	22,810	—	22,810
Investments in subsidiaries	125,999	281,041	—	(407,040)	—
Other investments	—	—	3,224	—	3,224
Parks, resorts and other property, net	—	8	31,595	—	31,603
Intangible assets, net	—	—	23,215	—	23,215
Goodwill	—	—	80,293	—	80,293
Intercompany receivables	—	—	143,574	(143,574)	—
Other assets	314	1,076	4,541	(1,216)	4,715
Total assets	$127,449	$282,134	$336,237	$(551,836)	$193,984
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$371	$279	$17,112	$—	$17,762
Current portion of borrowings	5,721	3,007	129	—	8,857
Deferred revenues and other		27	4,701	(6)	4,722
Total current liabilities	6,092	3,313	21,942	(6)	31,341
Non-current liabilities
Borrowings	23,182	13,061	1,886	—	38,129
Deferred income taxes	—	—	9,118	(1,216)	7,902
Other long-term liabilities	859	4,626	8,275	—	13,760
Intercompany payables	8,439	135,135	—	(143,574)	—
Total non-current liabilities	32,480	152,822	19,279	(144,790)	59,791
Redeemable noncontrolling interests	—	—	8,963	—	8,963
Total Disney Shareholders’ equity	88,877	125,999	281,041	(407,040)	88,877
Noncontrolling interests	—	—	5,012	—	5,012
Total equity	88,877	125,999	286,053	(407,040)	93,889
Total liabilities and equity	$127,449	$282,134	$336,237	$(551,836)	$193,984

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2018
(in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$—	$1,367	$2,783	$—	$4,150
Receivables, net	—	155	9,179	—	9,334
Inventories	—	4	1,388	—	1,392
Television costs and advances	—	—	1,314	—	1,314
Other current assets	—	152	483	—	635
Total current assets	—	1,678	15,147	—	16,825
Film and television costs	—	—	7,888	—	7,888
Investments in subsidiaries	—	149,880	—	(149,880)	—
Other investments	—	—	2,899	—	2,899
Parks, resorts and other property, net	—	12	29,528	—	29,540
Intangible assets, net	—	—	6,812	—	6,812
Goodwill	—	—	31,269	—	31,269
Intercompany receivables	—	—	79,793	(79,793)	—
Other assets	—	911	3,178	(724)	3,365
Total assets	$—	$152,481	$176,514	$(230,397)	$98,598
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$—	$688	$8,791	$—	$9,479
Current portion of borrowings	—	3,751	39	—	3,790
Deferred revenues and other	—	115	4,476	—	4,591
Total current liabilities	—	4,554	13,306	—	17,860
Non-current liabilities
Borrowings	—	15,676	1,408	—	17,084
Deferred income taxes	—	—	3,833	(724)	3,109
Other long-term liabilities	—	3,685	2,905	—	6,590
Intercompany payables	—	79,793	—	(79,793)	—
Total non-current liabilities	—	99,154	8,146	(80,517)	26,783
Redeemable noncontrolling interests	—	—	1,123	—	1,123
Total Disney Shareholders’ equity	—	48,773	149,880	(149,880)	48,773
Noncontrolling interests	—	—	4,059	—	4,059
Total equity	—	48,773	153,939	(149,880)	52,832
Total liabilities and equity	$—	$152,481	$176,514	$(230,397)	$98,598

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 28, 2019
(in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations - continuing operations	$340	$(1,800)	$7,764	$(320)	$5,984

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	—	(4,876)	—	(4,876)
Acquisitions	(35,702)	—	25,801	—	(9,901)
Intercompany investing activities, net	20,396	(1)	(7,507)	(12,888)	—
Other	—	—	(319)	—	(319)
Cash used in investing activities - continuing operations	(15,306)	(1)	13,099	(12,888)	(15,096)

FINANCING ACTIVITIES
Commercial paper, net	5,328	(1,010)	—	—	4,318
Borrowings	37,999	—	241	—	38,240
Reduction of borrowings	(35,100)	(2,750)	(1,031)	—	(38,881)
Dividends	(1,585)	(1,470)	(160)	320	(2,895)
Proceeds from exercise of stock options	234	84	—	—	318
Intercompany financing, net	8,712	5,837	(27,437)	12,888	—
Contributions from / sales of noncontrolling interest holders	—	—	737	—	737
Acquisitions of noncontrolling and redeemable noncontrolling interests	—	—	(1,430)	—	(1,430)
Other	(68)	(257)	(546)	—	(871)
Cash used in financing activities - continuing operations	15,520	434	(29,626)	13,208	(464)

Discontinued operations	—	—	10,974	—	10,974

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	(98)	—	(98)

Change in cash, cash equivalents and restricted cash	554	(1,367)	2,113	—	1,300
Cash, cash equivalents and restricted cash, beginning of year	—	1,367	2,788	—	4,155
Cash, cash equivalents and restricted cash, end of year	$554	$—	$4,901	$—	$5,455

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 29, 2018
(in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations	$—	$336	$14,149	$(190)	$14,295

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	(3)	(4,462)	—	(4,465)
Acquisitions	—	—	(1,581)	—	(1,581)
Intercompany investing activities, net	—	(1,327)	—	1,327	—
Other	—	—	710	—	710
Cash used in investing activities	—	(1,330)	(5,333)	1,327	(5,336)

FINANCING ACTIVITIES
Commercial paper, net	—	(1,768)	—	—	(1,768)
Borrowings	—	997	59	—	1,056
Reduction of borrowings	—	(1,800)	(71)	—	(1,871)
Dividends	—	(2,515)	(190)	190	(2,515)
Repurchases of common stock	—	(3,577)	—	—	(3,577)
Proceeds from exercise of stock options	—	210	—	—	210
Intercompany financing, net	—	10,343	(9,016)	(1,327)	—
Contributions from noncontrolling interest holders	—	—	399	—	399
Other	—	(222)	(555)	—	(777)
Cash used in financing activities	—	1,668	(9,374)	(1,137)	(8,843)

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	(25)	—	(25)

Change in cash, cash equivalents and restricted cash	—	674	(583)	—	91
Cash, cash equivalents and restricted cash, beginning of year	—	693	3,371	—	4,064
Cash, cash equivalents and restricted cash, end of year	$—	$1,367	$2,788	$—	$4,155

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended September 30, 2017
(in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations	$—	$753	$13,461	$(1,871)	$12,343

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	(7)	(3,616)	—	(3,623)
Acquisitions	—	—	(417)	—	(417)
Intercompany investing activities, net	—	(1,856)	—	1,856	—
Other	—	15	(86)	—	(71)
Cash used in investing activities	—	(1,848)	(4,119)	1,856	(4,111)

FINANCING ACTIVITIES
Commercial paper, net	—	1,247	—	—	1,247
Borrowings	—	4,741	79	—	4,820
Reduction of borrowings	—	(1,850)	(514)	—	(2,364)
Dividends	—	(2,445)	(1,871)	1,871	(2,445)
Repurchases of common stock	—	(9,368)	—	—	(9,368)
Proceeds from exercise of stock options	—	276	—	—	276
Intercompany financing, net	—	8,394	(6,538)	(1,856)	—
Contributions from noncontrolling interest holders	—	—	17	—	17
Other	—	(266)	(876)	—	(1,142)
Cash used in financing activities	—	729	(9,703)	15	(8,959)

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	31	—	31

Change in cash, cash equivalents and restricted cash	—	(366)	(330)	—	(696)
Cash, cash equivalents and restricted cash, beginning of year	—	1,059	3,701	—	4,760
Cash, cash equivalents and restricted cash, end of year	$—	$693	$3,371	$—	$4,064

20	New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2019

•	Revenues from Contracts with Customers - See Note 3

•	Intra-Entity Transfers of Assets Other Than Inventory - See Note 10

•	Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost - See Note 11

•	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income - See Note 12

•	Recognition and Measurement of Financial Assets and Liabilities - See Note 12

•	Targeted Improvements to Accounting for Hedging Activities - The adoption of the new guidance did not have a material impact on our consolidated financial statements
Leases
In February 2016, the FASB issued new lease accounting guidance, which requires the present value of committed operating lease payments to be recorded as right-of-use lease assets and lease liabilities on the balance sheet. The guidance is effective at the beginning of the Company’s 2020 fiscal year. We are adopting the guidance without restating prior periods and by applying practical expedients in the guidance that allow us to not reassess prior conclusions concerning whether:

•	Arrangements contain a lease

•	The Company’s lease arrangements are operating or capital leases (financing)

•	Initial direct costs should be capitalized

•	Existing land easements are leases
The Company estimates the adoption of the new guidance will result in the recognition of right-of-use assets and lease liabilities for our operating leases of approximately $4 billion. Additionally, the Company will reclassify a deferred gain of approximately $350 million related to a prior sale-leaseback transaction to retained earnings upon adoption.
Improvements to Accounting for Costs of Films and License Agreements for Program Materials
In March 2019, the FASB updated guidance for the accounting for film and television content costs. The new guidance impacts the capitalization, amortization and impairment of these costs as follows:

•	Eliminates the limitation on capitalization of production costs for episodic content, aligning the capitalization model with film content;

•	Requires production costs that are being amortized based on estimated usage to be reviewed and updated each reporting period, with any changes in estimated usage applied prospectively; and

•
Requires produced and acquired programming costs to be tested for impairment using the lowest level of identifiable cash flows based on the predominant monetization strategy for the content (i.e., monetized individually or in a group)

We currently do not expect the new guidance will have a material impact on our financial statements. The guidance is effective at the beginning of the Company’s 2021 fiscal year (with early adoption permitted) and requires prospective adoption. The Company plans to adopt the new guidance in fiscal 2020.

QUARTERLY FINANCIAL SUMMARY
(in millions, except per share data)

(unaudited)	Q1		Q2		Q3		Q4
2019
Revenues	$15,303		$14,922		$20,245	(8)	$19,100	(8)
Income from continuing operations before income taxes	3,431		7,237		2,018		1,258
Segment operating income (9)	3,655		3,816		3,961		3,436
Net income from continuing operations	2,786		5,590		1,623		914
Net income attributable to Disney	2,788		5,452		1,760		1,054
Income from discontinued operations, net of tax	—		21		359		291
Earnings per share:
Diluted - continuing operations	$1.86		$3.53	(2)	$0.79	(4)	$0.43	(6)
Diluted - total	1.86		3.55		0.97		0.58
Basic - continuing operations	1.87		3.55		0.80		0.44
Basic - total	1.87		3.56		0.98		0.58
2018
Revenues	$15,351		$14,548		$15,229		$14,306
Segment operating income (9)	3,986		4,237		4,189		3,277
Net income	4,473		3,115		3,059		2,419
Net income attributable to Disney	4,423		2,937		2,916		2,322
Earnings per share:
Diluted	$2.91	(1)	$1.95	(3)	$1.95	(5)	$1.55	(7)
Basic	2.93		1.95		1.96		1.56

(1)
Results for the first quarter of fiscal 2018 included an estimated net benefit from the Deferred Remeasurement, partially offset by the Deemed Repatriation Tax as a result of the Tax Act (Tax Act Estimate), which had a favorable impact of $1.00 on diluted earnings per share, and a gain from the sale of property rights, which had a favorable impact of $0.03 on diluted earnings per share.

(2)
Results for the second quarter of fiscal 2019 included a non-cash gain in connection with the acquisition of Hulu (Hulu Gain), which had a favorable impact of $2.46 on diluted earnings per share. This favorable impact was partially offset by restructuring and impairment charges, which had an adverse impact of $0.33 on diluted earnings per share, an impairment in our investment in Vice, which had an adverse impact of $0.18 on diluted earnings per share, and amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs, which had an adverse impact of $0.05 on diluted earnings per share.

(3)	Results for the second quarter of fiscal 2018 included a net benefit from updating the Tax Act Estimate, which had a favorable impact of $0.09 on diluted earnings per share.

(4)
Results for the third quarter of fiscal 2019 included amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs, which had an adverse impact of $0.34 on diluted earnings per share, restructuring and impairment charges, which had a net adverse impact of $0.09 on diluted earnings per share, equity investment impairments, which had an adverse impact of $0.08 on diluted earnings per share, and an adjustment to the Hulu Gain, which had an adverse impact of $0.05 on diluted earnings per share.

(5)	Results for the third quarter of fiscal 2018 included a net benefit from updating the Tax Act Estimate, which had a favorable impact of $0.07 on diluted earnings per share.

(6)
Results for the fourth quarter of fiscal 2019 included amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs, which had an adverse impact of $0.30 on diluted earnings per share, a charge for the settlement of a portion of the debt originally assumed in the TFCF acquisition, which had an adverse impact of $0.22 on diluted earnings per share, and restructuring and impairment charges, which had an adverse impact of $0.13 on diluted earnings per share.

(7)
Results for the fourth quarter of fiscal 2018 included a gain in connection with the sale of real estate, which had a favorable impact of $0.25 on diluted earnings per share, partially offset by equity investment impairments, which had an adverse impact of $0.11 on diluted earnings per share, and the impact of updating the Tax Act Estimate, which had an adverse impact of $0.06 on diluted earnings per share.

(8)
On March 20, 2019, the Company began consolidating the results of TFCF and Hulu (see Note 4 to the Consolidated Financial Statements). As a result, revenues and operating results in the third and fourth quarter of fiscal 2019 reflected the impact of this transaction.

(9)
Segment operating results reflect earnings before the corporate and unallocated shared expenses, restructuring and impairment charges, other income, net, interest expense, net, income taxes and noncontrolling interests.