Form 10-Q
period 2019-12-28
Walt Disney Co
filed 2020-02-04
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,805,438,643 shares of common stock outstanding as of January 29, 2020.
1

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 28, 2019	December 29, 2018
Revenues:
Services	$18,075	$12,866
Products	2,783	2,437
Total revenues	20,858	15,303
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(11,377)	(7,564)
Cost of products (exclusive of depreciation and amortization)	(1,639)	(1,437)
Selling, general, administrative and other	(3,703)	(2,152)
Depreciation and amortization	(1,298)	(732)
Total costs and expenses	(18,017)	(11,885)
Restructuring and impairment charges	(150)	—
Interest expense, net	(283)	(63)
Equity in the income of investees	224	76
Income from continuing operations before income taxes	2,632	3,431
Income taxes on continuing operations	(459)	(645)
Net income from continuing operations	2,173	2,786
Loss from discontinued operations (net of income tax benefit of $8 and $0, respectively)	(26)	—
Net income	2,147	2,786
Net (income) loss from continuing operations attributable to noncontrolling interests	(40)	2
Net income attributable to The Walt Disney Company (Disney)	$2,107	$2,788

Earnings per share attributable to Disney(1):
Diluted
Continuing operations	$1.17	$1.86
Discontinued operations	(0.01)	—
	$1.16	$1.86
Basic
Continuing operations	$1.18	$1.87
Discontinued operations	(0.01)	—
	$1.17	$1.87

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,817	1,498
Basic	1,805	1,490
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 28, 2019	December 29, 2018
Net income	$2,147	$2,786
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	(107)	(9)
Pension and postretirement medical plan adjustments	107	53
Foreign currency translation and other	127	(21)
Other comprehensive income	127	23
Comprehensive income	2,274	2,809
Net (income) loss from continuing operations attributable to noncontrolling interests	(40)	2
Other comprehensive income attributable to noncontrolling interests	(43)	(2)
Comprehensive income attributable to Disney	$2,191	$2,809
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 28, 2019	September 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$6,833	$5,418
Receivables	17,100	15,481
Inventories	1,571	1,649
Licensed content costs and advances	1,334	4,597
Other current assets	938	979
Total current assets	27,776	28,124
Produced and licensed content costs	26,539	22,810
Investments	3,312	3,224
Parks, resorts and other property
Attractions, buildings and equipment	59,910	58,589
Accumulated depreciation	(33,057)	(32,415)
	26,853	26,174
Projects in progress	4,023	4,264
Land	1,019	1,165
	31,895	31,603
Intangible assets, net	22,669	23,215
Goodwill	80,314	80,293
Other assets	8,443	4,715
Total assets	$200,948	$193,984

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$19,755	$17,762
Current portion of borrowings	10,018	8,857
Deferred revenue and other	5,024	4,722
Total current liabilities	34,797	31,341
Borrowings	38,057	38,129
Deferred income taxes	8,364	7,902
Other long-term liabilities	15,928	13,760
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	9,029	8,963
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	53,995	53,907
Retained earnings	43,202	42,494
Accumulated other comprehensive loss	(6,533)	(6,617)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	89,757	88,877
Noncontrolling interests	5,016	5,012
Total equity	94,773	93,889
Total liabilities and equity	$200,948	$193,984
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 28, 2019	December 29, 2018
OPERATING ACTIVITIES
Net income from continuing operations	$2,173	$2,786
Depreciation and amortization	1,298	732
Deferred income taxes	534	46
Equity in the income of investees	(224)	(76)
Cash distributions received from equity investees	219	170
Net change in produced and licensed content costs and advances	(77)	468
Equity-based compensation	115	92
Other	65	61
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(1,424)	(1,078)
Inventories	81	32
Other assets	(33)	25
Accounts payable and other liabilities	(841)	(1,289)
Income taxes	(256)	130
Cash provided by operations - continuing operations	1,630	2,099

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,338)	(1,195)
Other	(12)	(141)
Cash used in investing activities - continuing operations	(1,350)	(1,336)

FINANCING ACTIVITIES
Commercial paper borrowings/(payments), net	1,172	(302)
Borrowings	51	—
Reduction of borrowings	(46)	—
Proceeds from exercise of stock options	126	37
Other	(186)	(146)
Cash provided by (used in) financing activities - continuing operations	1,117	(411)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used in operations - discontinued operations	(19)	—

Impact of exchange rates on cash, cash equivalents and restricted cash	41	(44)

Change in cash, cash equivalents and restricted cash	1,419	308
Cash, cash equivalents and restricted cash, beginning of period	5,455	4,155
Cash, cash equivalents and restricted cash, end of period	$6,874	$4,463
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income	—	—	2,107	84	—	2,191	17	2,208
Equity compensation activity	3	88	—	—	—	88	—	88
Dividends	—	—	(1,587)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	20	20
Adoption of new lease accounting guidance:	—	—	197	—	—	197	—	197
Distributions and other	—	—	(9)	—	—	(9)	(33)	(42)
Balance at December 28, 2019	1,805	$53,995	$43,202	$(6,533)	$(907)	$89,757	$5,016	$94,773

Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	2,788	21	—	2,809	(1)	2,808
Equity compensation activity	2	20	—	—	—	20	—	20
Dividends	—	—	(1,310)	—	—	(1,310)	—	(1,310)
Contributions	—	—	—	—	—	—	20	20
Adoption of new accounting guidance:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	129	—	—	129	—	129
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)	—	7	—	7
Distributions and other	—	—	4	—	—	4	(1)	3
Balance at December 29, 2018	1,490	$36,799	$84,887	$(3,782)	$(67,588)	$50,316	$4,077	$54,393
(1)Excludes redeemable noncontrolling interests
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended December 28, 2019 are not necessarily indicative of the results that may be expected for the year ending October 3, 2020.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. The term “TWDC” is used to refer to the parent company.
These financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.
On March 20, 2019, the Company acquired Twenty-First Century Fox, Inc., which was subsequently renamed TFCF Corporation (TFCF). As a result of the acquisition, the Company’s ownership in Hulu LLC (Hulu) increased to 60% (67% as of December 28, 2019 and September 28, 2019). The acquired TFCF operations and Hulu have been consolidated since the acquisition. In order to obtain regulatory approval for the acquisition, the Company agreed to sell sports media operations in Brazil and Mexico, which, along with certain other businesses to be divested, are presented as discontinued operations in the Condensed Consolidated Statement of Income. At December 28, 2019 and September 28, 2019, the assets and liabilities of the businesses held for sale are not material and are included in other assets and other liabilities in the Condensed Consolidated Balance Sheet.
Variable Interest Entities
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
Redeemable Noncontrolling Interests
On May 13, 2019, the Company entered into a put/call agreement with NBC Universal (NBCU) that provided the Company with full operational control of Hulu. Under the agreement, beginning in January 2024, NBCU has the option to require the Company to purchase NBCU’s approximately 33% interest in Hulu and the Company has the option to require NBCU to sell its interest in Hulu, based on NBCU’s equity ownership percentage of the greater of Hulu’s then fair value or $27.5 billion.
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 13, 2019 agreement date accreted to the January 2024 redemption value. At December 28, 2019, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $7.9 billion.
BAMTech’s noncontrolling interest holders, Major League Baseball (MLB) and the National Hockey League (NHL), have the right to sell their interest to the Company in the future. MLB can generally sell its interest to the Company starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition). The NHL can sell its interest to the Company in fiscal 2020 for $300 million or in fiscal 2021 for $350 million. The Company has the right to purchase MLB’s interest in BAMTech starting five years from and ending ten years after the September 25, 2017

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
acquisition date at the greater of fair value or the guaranteed floor value. The Company has the right to acquire the NHL interest in fiscal 2020 or 2021 for $500 million.
The MLB and NHL interests will generally not be allocated their portion of BAMTech losses as these interests are required to be recorded at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the earliest redemption date. The accretion of the MLB interest to the earliest redemption value (i.e. in five years after the acquisition date) will be recorded using an interest method. The redeemable noncontrolling interest subject to accretion would have had a redemption amount of approximately $670 million as of December 28, 2019.
Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders and are recorded in “Net (income) loss from continuing operations attributable to noncontrolling interests” on the Condensed Consolidated Statement of Income.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made in fiscal 2019 financial statements and notes to conform to the fiscal 2020 presentation.
2.Segment Information
Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer in order to decide how to allocate resources and to assess performance. The following are the Company’s operating segments:
•Media Networks;
•Parks, Experiences and Products;
•Studio Entertainment; and
•Direct-to-Consumer & International
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income, net interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees and excludes impairments of certain equity investments and purchase accounting amortization of TFCF and Hulu assets (i.e. intangible assets and the fair value step-up for film and television costs) recognized in connection with the TFCF acquisition. Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption. These allocations are agreed-upon amounts between the businesses and may differ from amounts that would be negotiated in arm’s length transactions.
Intersegment content transactions are presented “gross” (i.e. the segment producing the content reports revenue and profit from intersegment transactions, and the required eliminations are reported on a separate “Eliminations” line when presenting a summary of our segment results). Other intersegment transactions are reported “Net” (i.e. revenue from another segment is recorded as a reduction of costs). Studio Entertainment revenues and operating income include an allocation of Parks, Experiences and Products revenues, which is meant to reflect royalties on revenue generated by Parks, Experiences and Products on merchandise based on intellectual property from Studio Entertainment films.
As it relates to film and television content that is produced by our Media Networks and Studio Entertainment segments that will be used on our direct-to-consumer (DTC) services, there are four broad categories of content:
•Content produced for exclusive DTC use, “Originals”;
•New Studio Entertainment theatrical releases following the theatrical and home entertainment windows, “Studio Pay 1”;
•New Media Networks episodic television series following their initial airing on our linear networks, “Media Pay 1”; and
•Content in all other windows, “Library”.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The intersegment transfer price, for purposes of segment financial reporting pursuant to ASC 280 Segment Reporting, is generally cost plus a margin for Originals and Media Pay 1 content and generally based on comparable transactions for Studio Pay 1 and Library content. Imputed title by title intersegment license fees that may be necessary for other purposes are established as required by those purposes.
Intersegment revenue is recognized upon availability of the content to the DTC service except with respect to Library content for which revenue is recognized ratably over the license period.
Our DTC services generally amortize intersegment content costs for Originals and Studio Pay 1 content on an accelerated basis and for Media Pay 1 and Library content on a straight line basis.
When the DTC amortization timing is different than the timing of revenue recognition at Studio Entertainment or Media Networks, the difference results in an operating income impact in the elimination segment, which nets to zero over the DTC amortization period.
Segment revenues and segment operating income are as follows:

	Quarter Ended
	December 28, 2019	December 29, 2018
Revenues:
Media Networks	$7,361	$5,921
Parks, Experiences and Products(1)	7,396	6,824
Studio Entertainment(1)	3,764	1,824
Direct-to-Consumer & International	3,987	918
Eliminations(2)	(1,650)	(184)
	$20,858	$15,303
Segment operating income (loss):
Media Networks	$1,630	$1,330
Parks, Experiences and Products(1)	2,338	2,152
Studio Entertainment(1)	948	309
Direct-to-Consumer & International	(693)	(136)
Eliminations(2)	(221)	—
	$4,002	$3,655
(1)The allocation of Parks, Experiences and Products revenues to Studio Entertainment was $184 million and $154 million for the quarters ended December 28, 2019 and December 29, 2018, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

(2)Intersegment eliminations are as follows:

	Quarter Ended
(in millions)	December 28, 2019	December 29, 2018
Revenues:
Studio Entertainment:
Content transactions with Media Networks	$(53)	$(21)
Content transactions with Direct-to-Consumer & International	(685)	(18)
Media Networks:
Content transactions with Direct-to-Consumer & International	(912)	(145)
	$(1,650)	$(184)

Operating income:
Studio Entertainment:
Content transactions with Media Networks	$—	$—
Content transactions with Direct-to-Consumer & International	(116)	2
Media Networks:
Content transactions with Direct-to-Consumer & International	(105)	(2)
	$(221)	$—
Equity in the income/(loss) of investees is included in segment operating income as follows:

	Quarter Ended
	December 28, 2019	December 29, 2018
Media Networks	$193	$179
Parks, Experiences and Products	(3)	(12)
Direct-to-Consumer & International	42	(91)
Equity in the income of investees included in segment operating income	232	76
Amortization of TFCF intangible assets related to equity investees	(8)	—
Equity in the income (loss) of investees, net	$224	$76
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended
	December 28, 2019	December 29, 2018
Segment operating income	$4,002	$3,655
Corporate and unallocated shared expenses	(237)	(161)
Restructuring and impairment charges	(150)	—
Interest expense, net	(283)	(63)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	(700)	—
Income from continuing operations before income taxes	$2,632	$3,431
(1)For the quarter ended December 28, 2019 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $486 million, $206 million and $8 million, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents our revenues by segment and major source:

	Quarter Ended December 28, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$3,648	$—	$—	$953	$(174)	$4,427
Advertising	2,023	2	—	1,367	—	3,392
Theme park admissions	—	2,067	—	—	—	2,067
Resort and vacations	—	1,631	—	—	—	1,631
Retail and wholesale sales of merchandise, food and beverage	—	2,313	—	—	—	2,313
TV/SVOD distribution licensing	1,538	—	1,362	203	(1,476)	1,627
Theatrical distribution licensing	—	—	1,408	—	—	1,408
Merchandise licensing	—	864	184	8	—	1,056
Subscription fees	—	—	—	1,326	—	1,326
Home entertainment	—	—	511	27	—	538
Other	152	519	299	103	—	1,073
Total revenues	$7,361	$7,396	$3,764	$3,987	$(1,650)	$20,858

	Quarter Ended December 29, 2018
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$3,075	$—	$—	$323	$—	$3,398
Advertising	2,023	2	—	417	—	2,442
Theme park admissions	—	1,933	—	—	—	1,933
Resort and vacations	—	1,531	—	—	—	1,531
Retail and wholesale sales of merchandise, food and beverage	—	2,122	—	—	—	2,122
TV/SVOD distribution licensing	722	—	605	34	(184)	1,177
Theatrical distribution licensing	—	—	373	—	—	373
Merchandise licensing	—	741	154	15	—	910
Subscription fees	—	—	—	33	—	33
Home entertainment	—	—	425	28	—	453
Other	101	495	267	68	—	931
Total revenues	$5,921	$6,824	$1,824	$918	$(184)	$15,303
The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended December 28, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$6,941	$5,708	$1,981	$2,160	$(1,464)	$15,326
Europe	207	892	973	486	(62)	2,496
Asia Pacific	146	732	625	707	(124)	2,086
Latin America	67	64	185	634	—	950
Total revenues	$7,361	$7,396	$3,764	$3,987	$(1,650)	$20,858

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended December 29, 2018
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$5,688	$5,142	$1,038	$225	$(164)	$11,929
Europe	142	854	413	189	(15)	1,583
Asia Pacific	63	762	286	134	(5)	1,240
Latin America	28	66	87	370	—	551
Total revenues	$5,921	$6,824	$1,824	$918	$(184)	$15,303
Revenues recognized in the current and prior-year quarter from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD and theatrical distribution licensee sales on titles made available to the licensee in previous reporting periods. For the quarter ended December 28, 2019, $468 million was recognized related to performance obligations satisfied as of September 28, 2019. For the quarter ended December 29, 2018, $378 million was recognized related to performance obligations satisfied as of September 29, 2018.
As of December 28, 2019, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $5 billion in the remainder of fiscal 2020, $5 billion in fiscal 2021, $3 billion in fiscal 2022 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

	December 28, 2019	September 28, 2019
Contract assets	$134	$125
Accounts Receivable
Current	14,452	12,755
Non-current	1,891	1,987
Allowance for doubtful accounts	(406)	(327)
Deferred revenues
Current	4,446	4,050
Non-current	676	619
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year quarters related to contract assets and allowance for doubtful accounts was not material.
For the quarter ended December 28, 2019, the Company recognized revenues of $2.1 billion primarily related to theme park admissions, vacation packages and licensing advances included in the deferred revenue balance at September 28, 2019. For the quarter ended December 29, 2018, the Company recognized revenues of $1.6 billion primarily related to theme park admissions and vacation packages included in the deferred revenue balance at September 30, 2018.
4.Acquisitions
TFCF Corporation
On March 20, 2019, the Company acquired the outstanding capital stock of TFCF, a diversified global media and entertainment company.
The Company is required to allocate the TFCF purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill. As of December 28, 2019, the Company has generally completed its allocation of the TFCF purchase price. The principal open

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

items relate to the valuation of certain income tax matters. The Company is still obtaining information related to the evaluation of the income tax impact of certain pre-acquisition transactions of TFCF. Estimates have been recorded as of the acquisition date and updates to these estimates may increase or decrease goodwill.
The following table summarizes our current allocation of the March 20, 2019 purchase price:

	Initial Allocation(1)	Valuation Adjustments	Updated Allocation
Cash and cash equivalents	$25,666	$35	$25,701
Receivables	4,746	471	5,217
Film and television costs	20,120	(2,304)	17,816
Investments	1,471	(509)	962
Intangible assets	20,385	(2,504)	17,881
Net assets held for sale	11,704	(295)	11,409
Accounts payable and other liabilities	(10,753)	(1,705)	(12,458)
Borrowings	(21,723)	—	(21,723)
Deferred income taxes	(6,497)	1,240	(5,257)
Other net liabilities acquired	(3,865)	(144)	(4,009)
Noncontrolling interests	(10,638)	230	(10,408)
Goodwill	43,751	5,362	49,113
Fair value of net assets acquired	74,367	(123)	74,244
Less: Disney’s previously held 30% interest in Hulu	(4,860)	123	(4,737)
Total purchase price	$69,507	$—	$69,507
(1)As reported in our March 30, 2019 Form 10-Q.
These adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the initial allocation during the current quarter did not result in any material net changes to amortization expense recorded in prior quarters.
The following table summarizes the revenues and net loss from continuing operations (including purchase accounting amortization and excluding restructuring and impairment charges and interest income and expense) of TFCF and Hulu included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 28, 2019. In addition, the table provides the impact of intercompany eliminations of transactions between the Company, TFCF and Hulu:

TFCF (before intercompany eliminations):
Revenues	$3,370
Net loss from continuing operations	(35)
Hulu (before intercompany eliminations):
Revenues	$1,625
Net loss from continuing operations	(316)
Intercompany eliminations:
Revenues	$(599)
Net loss from continuing operations	(48)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Goodwill
The changes in the carrying amount of goodwill for the quarter ended December 28, 2019 are as follows:

	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Total
Balance at September 28, 2019	$33,423	$5,535	$17,797	$23,538	$80,293
Acquisitions (1)	17	2	1	7	27
Other, net	—	—	—	(6)	(6)
Balance at December 28, 2019	$33,440	$5,537	$17,798	$23,539	$80,314
(1) Reflects updates to allocation of purchase price for the acquisition of TFCF.
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	December 28, 2019	September 28, 2019
Cash and cash equivalents	$6,833	$5,418
Restricted cash included in:
Other current assets	1	26
Other assets	40	11
Total cash, cash equivalents and restricted cash in the statement of cash flows	$6,874	$5,455
Borrowings
During the quarter ended December 28, 2019, the Company’s borrowing activity was as follows:

	September 28, 2019	Borrowings	Payments	Other Activity	December 28, 2019
Commercial paper with original maturities less than three months(1)	$1,934	$—	$(1,145)	$30	$819
Commercial paper with original maturities greater than three months	3,408	2,935	(618)	(10)	5,715
U.S. dollar denominated notes	39,424	—	(8)	(36)	39,380
Asia Theme Parks borrowings	1,114	—	—	32	1,146
Foreign currency denominated debt and other(2)	1,106	51	(38)	(104)	1,015
	$46,986	$2,986	$(1,809)	$(88)	$48,075
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2020	$6,000	$—	$6,000
Facility expiring March 2021	2,250	—	2,250
Facility expiring March 2023	4,000	—	4,000
Total	$12,250	$—	$12,250
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants, or events of default

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

and contain only one financial covenant relating to interest coverage, which the Company met on December 28, 2019 by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of December 28, 2019, the Company has $1.1 billion of outstanding letters of credit, of which none were issued under this facility.
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
Interest expense, net
Interest expense, interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following (net of capitalized interest):

	Quarter Ended
	December 28, 2019	December 29, 2018
Interest expense	$(362)	$(163)
Interest and investment income	76	75
Net periodic pension and postretirement benefit costs (other than service costs)	3	25
Interest expense, net	$(283)	$(63)
Interest and investment income includes gains and losses on publicly and non-publicly traded investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.
6.International Theme Parks
The Company has a 47% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort. The Asia Theme Parks together with Disneyland Paris are collectively referred to as the International Theme Parks.
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	December 28, 2019	September 28, 2019
Cash and cash equivalents	$580	$655
Other current assets	110	102
Total current assets	690	757
Parks, resorts and other property	6,686	6,608
Other assets	191	9
Total assets	$7,567	$7,374

Current liabilities	$465	$447
Long-term borrowings	1,146	1,114
Other long-term liabilities	373	189
Total liabilities	$1,984	$1,750

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 28, 2019:

Revenues	$852
Costs and expenses	(880)
Equity in the loss of investees	(3)
Asia Theme Parks’ royalty and management fees of $31 million for the quarter ended December 28, 2019 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows for the quarter ended December 28, 2019 were $65 million generated from operating activities, $228 million used in investing activities and $20 million generated in financing activities. Substantially all of the cash flows generated from operating and financing activities and one third of cash flows used in investing activities were for the Asia Theme Parks.
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
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($270 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at December 28, 2019.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $839 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at December 28, 2019. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.3 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit at December 28, 2019.
7.Produced and Acquired/Licensed Content Costs and Advances
At the beginning of fiscal 2020, the Company adopted, on a prospective basis, new Financial Accounting Standards Board (FASB) guidance that updates the accounting for film and television content costs. Therefore, reporting periods beginning after September 29, 2019 are presented under the new guidance, while prior periods continue to be reported in accordance with our historical accounting. The new guidance does the following:
•Allows for the classification of acquired/licensed television content rights as long-term assets. Previously, we reported a portion of these rights in current assets. The Company has classified approximately $3 billion of these rights as long-term in the Q1 2020 balance sheet. Advances for live programming rights made prior to the live event continue to be reported in current assets.
•Aligns the capitalization of production costs for episodic television content with the capitalization of production costs for theatrical content. Previously, theatrical content production costs could be fully capitalized while episodic television production costs were generally limited to the amount of contracted revenues. We do not expect this change to have a material impact on the Company’s financial statements for fiscal year 2020.
•Introduces the concept of “predominant monetization strategy” to classify capitalized content costs for purposes of amortization and impairment as follows:
•Individual - lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g. theatrical revenues or sales to third-party television programmers).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
•Group - lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles (e.g. subscription revenue for a DTC service or affiliate fees for a cable television network).
The determination of the predominant monetization strategy is made at commencement of production on a consolidated basis and is based on the means by which we derive third-party revenues from use of the content. Imputed title by title intersegment license fees that may be necessary for other purposes are established as required by those purposes.
For these accounting purposes, we generally, classify content that is initially intended for use on our DTC services or on our linear television networks as group assets. Content initially intended for theatrical release or for sale to third-party licensees, we generally classify as individual assets. Because the new accounting guidance is applied prospectively, the predominant monetization strategy for content released prior to the beginning of fiscal 2020 is determined based on the expected means of monetization over the remaining life of the content. Thus for example, film titles that were released theatrically and in home entertainment prior to fiscal year 2020 and are now distributed on Disney+ are generally considered group content.
The classification of content as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment (e.g. content that was initially intended for license to a third-party is instead used on an owned DTC service).
Production costs for content predominantly individually monetized will continue to be amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources, which may include intersegment license fees, that will be earned within ten years from the date of the initial release for theatrical films. For episodic television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later.
Production costs predominantly monetized as a group are amortized based on projected usage (which may be, for example derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern.
Licensed rights to film and television content and other programs for broadcast on our linear networks or distribution on our DTC services are expensed on an accelerated or straight-line basis over their useful life or over the number of times the program is expected to be aired, as appropriate. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. If annual contractual payments related to each season approximate each season's estimated relative value, we expense the related contractual payments during the applicable season.
The costs of produced and licensed film and television content are subject to regular recoverability assessments. For content that is predominantly monetized individually, the unamortized costs are compared to the estimated fair value. The fair value is determined based on a discounted cash flow analysis of the cash flows directly attributable to the title. To the extent the unamortized costs exceed the fair value, an impairment charge is recorded for the excess. For content that is predominantly monetized as a group, the aggregate unamortized costs of the group are compared to the present value of the discounted cash flows using the lowest level for which identifiable cash flows are independent of other produced and licensed content. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group. If there are no plans to continue to use an individual film or television program that is part of a group, the unamortized cost of the individual title is written-off immediately. Licensed content is included as part of the group within which it is monetized for purposes of assessing recoverability.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of December 28, 2019
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Theatrical film costs
Released, less amortization	$3,545	$2,633	$6,178
Completed, not released	86	—	86
In-process	3,604	80	3,684
In development or pre-production	352	—	352
	$7,587	$2,713	10,300
Television costs
Released, less amortization	2,700	6,321	9,021
Completed, not released	424	709	1,133
In-process	522	1,495	2,017
In development or pre-production	—	38	38
	$3,646	$8,563	12,209
Licensed content - Television programming rights and advances			5,364
Total produced and licensed content			$27,873

Current portion			$1,334
Non-current portion			$26,539
Amortization of produced and licensed content is as follows:

	Quarter Ended December 28, 2019:
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$526	$311	$837
Television costs	754	927	1,681
Total produced content costs	$1,280	$1,238	2,518
Television programming rights and advances			3,731
Total produced and licensed content costs(1)			$6,249
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statement of Income.
Amortization of produced and licensed content for the quarter ended December 29, 2018 was $4.2 billion.
8.Income Taxes
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
Unrecognized Tax Benefits
At December 28, 2019, the Company’s unrecognized tax benefits were $2.9 billion (before interest and penalties). The change for the quarter ended December 28, 2019 was not material. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by $0.2 billion, of which $0.1 billion would reduce our income tax expense and effective tax rate if recognized.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

9.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Service costs	$103	$83	$3	$2
Other costs (benefits):
Interest costs	133	145	14	16
Expected return on plan assets	(273)	(239)	(14)	(14)
Amortization of prior-year service costs	3	3	—	—
Recognized net actuarial loss	131	64	3	—
Total other costs (benefits)	(6)	(27)	3	2
Net periodic benefit cost	$97	$56	$6	$4
During the quarter ended December 28, 2019, the Company did not make any material contributions to its pension and postretirement medical plans. The Company expects total pension and postretirement medical plan contributions in fiscal 2020 of approximately $600 million to $675 million. However, final funding amounts for fiscal 2020 will be assessed based on our January 1, 2020 funding actuarial valuation, which will be available in the fourth quarter of fiscal 2020.
10.Earnings Per Share
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

	Quarter Ended
	December 28, 2019	December 29, 2018
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,805	1,490
Weighted average dilutive impact of Awards	12	8
Weighted average number of common and common equivalent shares outstanding (diluted)	1,817	1,498
Awards excluded from diluted earnings per share	9	11

11.Equity
The Company paid the following dividends in fiscal 2020 and 2019:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Second Quarter of Fiscal 2020	Second Half 2019
$0.88	$1.6 billion	Fourth Quarter of Fiscal 2019	First Half 2019
$0.88	$1.3 billion	Second Quarter of Fiscal 2019	Second Half 2018

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, before tax	Investments	Cash Flow Hedges
First quarter of fiscal 2020
Balance at September 28, 2019	$—	$129	$(7,502)	$(1,086)	$(8,459)
Quarter Ended December 28, 2019:
Unrealized gains (losses) arising during the period	—	(81)	—	82	1
Reclassifications of realized net (gains) losses to net income	—	(60)	139	—	79
Balance at December 28, 2019	$—	$(12)	$(7,363)	$(1,004)	$(8,379)

First quarter of fiscal 2019
Balance at September 29, 2018	$24	$177	$(4,323)	$(727)	$(4,849)
Quarter Ended December 29, 2018:
Unrealized gains (losses) arising during the period	—	27	—	(16)	11
Reclassifications of realized net (gains) losses to net income	—	(39)	69	—	30
Reclassifications to retained earnings	(24)	1	—	—	(23)
Balance at December 29, 2018	$—	$166	$(4,254)	$(743)	$(4,831)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
Tax on AOCI	Investments	Cash Flow Hedges
First quarter of fiscal 2020
Balance at September 28, 2019	$—	$(29)	$1,756	$115	$1,842
Quarter Ended December 28, 2019:
Unrealized gains (losses) arising during the period	—	20	—	2	22
Reclassifications of realized net (gains) losses to net income	—	14	(32)	—	(18)
Balance at December 28, 2019	$—	$5	$1,724	$117	$1,846

First quarter of fiscal 2019
Balance at September 29, 2018	$(9)	$(32)	$1,690	$103	$1,752
Quarter Ended December 29, 2018:
Unrealized gains (losses) arising during the period	—	(6)	—	(7)	(13)
Reclassifications of realized net (gains) losses to net income	—	9	(16)	—	(7)
Reclassifications to retained earnings(1)	9	(9)	(667)	(16)	(683)
Balance at December 29, 2018	$—	$(38)	$1,007	$80	$1,049

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, after tax	Investments	Cash Flow Hedges
First quarter of fiscal 2020
Balance at September 28, 2019	$—	$100	$(5,746)	$(971)	$(6,617)
Quarter Ended December 28, 2019:
Unrealized gains (losses) arising during the period	—	(61)	—	84	23
Reclassifications of realized net (gains) losses to net income	—	(46)	107	—	61
Balance at December 28, 2019	$—	$(7)	$(5,639)	$(887)	$(6,533)

First quarter of fiscal 2019
Balance at September 29, 2018	$15	$145	$(2,633)	$(624)	$(3,097)
Quarter Ended December 29, 2018:
Unrealized gains (losses) arising during the period	—	21	—	(23)	(2)
Reclassifications of realized net (gains) losses to net income	—	(30)	53	—	23
Reclassifications to retained earnings(1)	(15)	(8)	(667)	(16)	(706)
Balance at December 29, 2018	$—	$128	$(3,247)	$(663)	$(3,782)
(1)At the beginning of fiscal 2019, the Company adopted new FASB accounting guidance, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, and reclassified $691 million from AOCI to retained earnings.
In addition, at the beginning of fiscal 2019, the Company adopted new FASB accounting guidance, Recognition and Measurement of Financial Assets and Liabilities, and reclassified $24 million ($15 million after tax) of market value adjustments on investments previously recorded in AOCI to retained earnings.
Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended
		December 28, 2019	December 29, 2018
Cash flow hedges	Primarily revenue	$60	$39
Estimated tax	Income taxes	(14)	(9)
		46	30

Pension and postretirement medical expense	Interest expense, net	(139)	(69)
Estimated tax	Income taxes	32	16
		(107)	(53)
Total reclassifications for the period		$(61)	$(23)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 28, 2019	December 29, 2018
Stock options	$21	$19
RSUs (1)	94	73
Total equity-based compensation expense (2)	$115	$92
Equity-based compensation expense capitalized during the period	$24	$16
(1)Includes TFCF Performance RSUs converted to Company RSUs in connection with the TFCF acquisition. For the quarter ended December 28, 2019 the Company recognized $20 million of equity based compensation in connection with the TFCF acquisition.
(2)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $222 million and $1.1 billion, respectively, as of December 28, 2019.
The weighted average grant date fair values of options granted during the quarter ended December 28, 2019 and December 29, 2018 were $36.35 and $28.72, respectively.
During the quarter ended December 28, 2019, the Company made equity compensation grants consisting of 4.2 million stock options and 4.8 million RSUs.
13.Commitments and Contingencies
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of December 28, 2019, the remaining debt service obligation guaranteed by the Company was $285 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
Long-Term Receivables and the Allowance for Credit Losses
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties. Allowances for credit losses are established against these receivables as necessary.
The Company estimates the allowance for credit losses related to receivables from the sale of film and television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.2 billion as of December 28, 2019. The activity for the quarter ended December 28, 2019 related to the allowance for credit losses was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation club properties based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of an immaterial

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

allowance for credit losses, was $0.8 billion as of December 28, 2019. The activity for the quarter ended December 28, 2019 related to the allowance for credit losses was not material.
14.Leases
At the beginning of fiscal 2020, the Company adopted new lease accounting guidance issued by the FASB. The most significant change requires lessee’s to record the present value of operating lease payments as right-of-use assets and lease liabilities on the balance sheet. The new guidance continues to require lessees to classify leases between operating and finance leases (formerly “capital leases”).
We adopted the new guidance using the modified retrospective method at the beginning of fiscal year 2020. Reporting periods beginning after September 29, 2019 are presented under the new guidance, while prior periods continue to be reported in accordance with our historical accounting. The Company adopted the new guidance by applying practical expedients that permit us not to reassess our prior conclusions concerning whether:
•Any of our existing arrangements contain a lease;
•Our existing lease arrangements are operating or finance leases;
•To capitalize indirect costs; and
•Existing land easements are leases.
The adoption of the new guidance resulted in the recognition of right-of-use assets and lease liabilities of approximately $3.7 billion, which were measured by the present value of the remaining minimum lease payments. In accordance with the guidance, the Company elected to exclude from the measurement of the right-of-use asset and lease liability leases with a remaining term of one year (“Short-term leases”).
The present value of the lease payments was calculated using the Company’s incremental borrowing rate applicable to the lease, which is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.
At adoption, in the Condensed Consolidated Balance Sheet we also reclassified:
•Deferred rent of approximately $0.3 billion for operating leases at the end of fiscal year 2019 from “Accounts payable and other accrued liabilities” (current portion) and “Other long-term liabilities” (non-current portion) to “Other assets” (right-of-use asset);
•A deferred sale leaseback gain of approximately $0.3 billion from “Deferred revenue and other” (current portion) and “Other long-term liabilities” (non-current portion) to “Retained earnings”; and
•Capitalized lease assets of approximately $0.2 billion from “Parks, resorts and other property” to “Other assets” related to finance leases.
Lessee Arrangements
The Company’s operating leases primarily consist of real estate and equipment, including retail outlets and distribution centers for consumer products, production facilities, content broadcast equipment and office space for general and administrative purposes. The Company also has finance leases, primarily for land and broadcast equipment.
We determine whether a new contract is a lease at contract inception or for a modified contract at the modification date. Our leases may require us to make fixed rental payments, variable lease payments based on usage or sales and fixed non-lease costs relating to the leased asset. Variable lease payments are generally not included in the measurement of the right-of-use asset and lease liability. Fixed non-lease costs, for example common-area maintenance costs, are included in the measurement of the right-of-use asset and lease liability as the Company does not separate lease and non-lease components.
Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of December 28, 2019, our operating leases have a weighted-average remaining lease term of approximately 8 years, and our finance leases have a weighted-average remaining lease term of approximately 25 years. The weighted-average incremental borrowing rate is 2.6% and 6.6%, for our operating leases and finance leases, respectively.
Additionally, as of December 28, 2019, the Company had signed non-cancelable lease agreements with total estimated future lease payments of approximately $900 million that had not yet commenced and therefore are not included in the measurement of the right-of-use asset and lease liability.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

December 28, 2019
Right-of-use assets(1)
Operating leases	$3,277
Finance leases	331
Total right-of-use assets	$3,608

Short-term lease liabilities(2)
Operating leases	$806
Finance leases	29
835
Long-term lease liabilities(3)
Operating leases	$2,770
Finance leases	252
3,022
Total lease liabilities	$3,857
(1)Included in “Other assets” in the Condensed Consolidated Balance Sheets
(2)Included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets
(3)Included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet
The components of lease expense for the quarter ended December 28, 2019 are as follows:

Finance lease cost
Amortization of right-of-use assets	$2
Interest on lease liabilities	4
Operating lease cost	223
Variable fees and other (1)	146
Total lease cost	$375
(1)Includes variable lease payments related to our operating and finance leases and costs of Short-term leases, net of sublease income.
Cash paid during the quarter ended December 28, 2019 for amounts included in the measurement of lease liabilities as of the beginning of the reporting period is as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$225
Operating cash flows for finance leases	4
Financing cash flows for finance leases	7
Total	$236

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Future minimum lease payments, as of December 28, 2019, are as follows:

	Operating	Financing
Fiscal year:
2020	$708	$43
2021	816	47
2022	593	46
2023	456	40
2024	329	37
Thereafter	1,521	517
Total undiscounted future lease payments	4,423	730
Less: Imputed interest	(847)	(449)
Total reported lease liability	$3,576	$281

15.Fair Value Measurements
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
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at December 28, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investments	$10	$—	$—	$10
Derivatives
Interest rate	—	43	—	43
Foreign exchange	—	571	—	571
Other	—	2	—	2
Liabilities
Derivatives
Interest rate	—	(155)	—	(155)
Foreign exchange	—	(518)	—	(518)
Other	—	(1)	—	(1)
Total recorded at fair value	$10	$(58)	$—	$(48)
Fair value of borrowings	$—	$49,834	$1,294	$51,128

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at September 28, 2019
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
Level 2 borrowings, which include commercial paper, U.S. dollar denominated notes and certain foreign currency denominated borrowings, are valued based on quoted prices for similar instruments in active markets or identical instruments in markets that are not active.
Level 3 borrowings include the Asia Theme Park borrowings, which are valued based on the current borrowing cost and credit risk of the Asia Theme Parks as well as prevailing market interest rates.
The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.
16.Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of December 28, 2019
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$217	$157	$(73)	$(235)
Interest rate	—	43	(142)	—
Other	2	—	(1)	—
Derivatives not designated as hedges
Foreign exchange	41	156	(98)	(112)
Interest rate	—	—	—	(13)
Gross fair value of derivatives	260	356	(314)	(360)
Counterparty netting	(222)	(289)	257	254
Cash collateral (received)/paid	(2)	—	19	22
Net derivative positions	$36	$67	$(38)	$(84)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of December 28, 2019 and September 28, 2019, the total notional amount of the Company’s pay-floating interest rate swaps was $10.0 billion and $9.9 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings at December 28, 2019 and September 28, 2019:

	Carrying Amount of Hedged Borrowings (1)		Fair Value Adjustments Included in Hedged Borrowings (1)
	December 28, 2019	September 28, 2019	December 28, 2019	September 28, 2019
Borrowings:
Current	$1,123	$1,121	$(2)	$(3)
Long-term	9,461	9,562	(81)	34
	$10,584	$10,683	$(83)	$31
(1)Includes $36 million and $37 million of gains on terminated interest rate swaps as of December 28, 2019 and September 28, 2019, respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	December 28, 2019	December 29, 2018
Gain (loss) on:
Pay-floating swaps	$(113)	$117
Borrowings hedged with pay-floating swaps	113	(117)
Benefit (expense) associated with interest accruals on pay-floating swaps	(12)	(14)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 28, 2019 or at September 28, 2019, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter ended December 28, 2019 and December 29, 2018 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts as of December 28, 2019 and September 28, 2019 were $13 million and $11 million, respectively. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings. Gains and losses on the options for the quarter ended December 28, 2019 and December 29, 2018 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 28, 2019 and September 28, 2019, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.6 billion and $6.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $152 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI for the quarter ended December 28, 2019:

Gain (loss) recognized in Other Comprehensive Income	$(85)
Gain (loss) reclassified from AOCI into the Statement of Income (1)	60
(1)Primarily recorded in revenue.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 28, 2019 and September 28, 2019 were $4.1 billion and $3.8 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the quarter ended December 28, 2019 and December 29, 2018 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net gains (losses) on foreign currency denominated assets and liabilities	$69	$(27)	$(12)	$40	$(15)	$15
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(80)	24	10	(39)	17	(18)
Net gains (losses)	$(11)	$(3)	$(2)	$1	$2	$(3)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at December 28, 2019 and September 28, 2019 and

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

related gains or losses recognized in earnings for the quarter ended December 28, 2019 and December 29, 2018 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at December 28, 2019 and September 28, 2019 were not material. The related gains or losses recognized in earnings for the quarter ended December 28, 2019 and December 29, 2018 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $163 million and $65 million on December 28, 2019 and September 28, 2019, respectively.
17.Restructuring and Impairment Charges
In fiscal 2019, the Company implemented a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF. We expect to substantially complete the restructuring plan by the end of fiscal 2021. In connection with this plan, during the quarter ended December 28, 2019, the Company recorded $150 million of restructuring and impairment charges, which included $138 million of severance and vendor contract termination costs. To date, we have recorded restructuring charges of $1.3 billion, including $1.0 billion related to severance (including employee contract terminations) in connection with the plan and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. Integration efforts are still underway and we anticipate that the total severance costs will be on the order of $1.5 billion. The Company currently expects other remaining restructuring costs will not be material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The changes in restructuring reserves related to TFCF integration plan for fiscal 2019 and the quarter ended December 28, 2019 are as follows:

Balance at September 29, 2018	$—
Additions for fiscal 2019:
Media Networks	90
Parks, Experiences and Products	11
Studio Entertainment	197
Direct-to-Consumer & International	426
Corporate	182
Total additions for fiscal 2019	906
Payments in fiscal 2019	(230)
Balance at September 28, 2019	$676
Additions for the quarter ended December 28, 2019:
Media Networks	3
Parks, Experiences and Products	6
Studio Entertainment	19
Direct-to-Consumer & International	93
Corporate	17
Total addition for the quarter ended December 28, 2019	138
Payments in the quarter ended December 28, 2019	(214)
Balance at December 28, 2019:	$600

18.Condensed Consolidating Financial Information
TWDC has provided a full and unconditional guarantee of public debt held by one of its subsidiaries, TWDC Enterprises 18 Corp. (“Legacy Disney”). In addition, Legacy Disney has provided a full and unconditional guarantee of debt held by TWDC.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended December 28, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$20,780	$78	$20,858
Costs and expenses
Operating expenses	—	—	(13,016)	—	(13,016)
Selling, general, administrative and other	—	(126)	(3,577)	—	(3,703)
Depreciation and amortization	—	—	(1,298)	—	(1,298)
Total costs and expenses	—	(126)	(17,891)	—	(18,017)
Restructuring and impairment charges	—	—	(150)	—	(150)
Allocations to non-guarantor subsidiaries	(2)	118	(116)	—	—
Other income (expense), net	(1)	(2)	81	(78)	—
Interest income (expense), net	(313)	(104)	134	—	(283)
Equity in the income (loss) of investees, net	—	—	224	—	224
Income from continuing operations before income taxes	(316)	(114)	3,062	—	2,632
Income taxes from continuing operations	55	20	(534)	—	(459)
Earnings from subsidiary entities	2,394	2,488	—	(4,882)	—
Net income from continuing operations	2,133	2,394	2,528	(4,882)	2,173
Income (loss) from discontinued operations	(26)	(26)	(26)	52	(26)
Net income	2,107	2,368	2,502	(4,830)	2,147
Less: Net income from continuing operations attributable to noncontrolling interests	—	—	(40)	—	(40)
Net income excluding noncontrolling interests	$2,107	$2,368	$2,462	$(4,830)	$2,107
Comprehensive income excluding noncontrolling interests	$2,191	$2,556	$2,549	$(5,105)	$2,191
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Quarter Ended December 29, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
Revenues	$—	$—	$15,248	$55	$15,303
Costs and expenses
Operating expenses	—	—	(9,001)	—	(9,001)
Selling, general, administrative and other	—	(141)	(2,011)	—	(2,152)
Depreciation and amortization	—	—	(732)	—	(732)
Total costs and expenses	—	(141)	(11,744)	—	(11,885)
Allocations to non-guarantor subsidiaries	—	127	(127)	—	—
Other income (expense), net	—	76	(21)	(55)	—
Interest income (expense), net	(65)	(125)	127	—	(63)
Equity in the income (loss) of investees, net	—	—	76	—	76
Income before taxes	(65)	(63)	3,559	—	3,431
Income taxes	12	12	(669)	—	(645)
Earnings from subsidiary entities	—	2,839	—	(2,839)	—
Net income	(53)	2,788	2,890	(2,839)	2,786
Less: Net income attributable to noncontrolling interests	—	—	2	—	2
Net income excluding noncontrolling interests	$(53)	$2,788	$2,892	$(2,839)	$2,788
Comprehensive income excluding noncontrolling interests	$(53)	$2,809	$2,853	$(2,800)	$2,809

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 28, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$978	$—	$5,855	$—	$6,833
Receivables, net	303	—	16,797	—	17,100
Inventories	—	4	1,567	—	1,571
Licensed content costs and advances	—	—	1,334	—	1,334
Other current assets	30	1	907	—	938
Total current assets	1,311	5	26,460	—	27,776
Produced and licensed content costs	—	—	26,539	—	26,539
Investments in subsidiaries	128,748	283,789	—	(412,537)	—
Other investments	—	—	3,312	—	3,312
Parks, resorts and other property, net	—	8	31,887	—	31,895
Intangible assets, net	—	—	22,669	—	22,669
Goodwill	—	—	80,314	—	80,314
Intercompany receivables	—	—	143,037	(143,037)	—
Other assets	225	1,003	8,341	(1,126)	8,443
Total assets	$130,284	$284,805	$342,559	$(556,700)	$200,948
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$1,898	$197	$17,660	$—	$19,755
Current portion of borrowings	6,915	3,007	96	—	10,018
Deferred revenues and other	77	9	4,938	—	5,024
Total current liabilities	8,890	3,213	22,694	—	34,797
Non-current liabilities
Borrowings	23,060	13,044	1,953	—	38,057
Deferred income taxes	—	—	9,490	(1,126)	8,364
Other long-term liabilities	711	4,629	10,588	—	15,928
Intercompany payables	7,866	135,171	—	(143,037)	—
Total non-current liabilities	31,637	152,844	22,031	(144,163)	62,349
Redeemable noncontrolling interests	—	—	9,029	—	9,029
Total Disney Shareholders’ equity	89,757	128,748	283,789	(412,537)	89,757
Noncontrolling interests	—	—	5,016	—	5,016
Total equity	89,757	128,748	288,805	(412,537)	94,773
Total liabilities and equity	$130,284	$284,805	$342,559	$(556,700)	$200,948

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
ASSETS
Current assets
Cash and cash equivalents	$554	$—	$4,864	$—	$5,418
Receivables, net	499	1	14,981	—	15,481
Inventories	—	4	1,645	—	1,649
Licensed content costs and advances	—	—	4,597	—	4,597
Other current assets	83	4	898	(6)	979
Total current assets	1,136	9	26,985	(6)	28,124
Produced and licensed content costs	—	—	22,810	—	22,810
Investments in subsidiaries	125,999	281,041	—	(407,040)	—
Other investments	—	—	3,224	—	3,224
Parks, resorts and other property, net	—	8	31,595	—	31,603
Intangible assets, net	—	—	23,215	—	23,215
Goodwill	—	—	80,293	—	80,293
Intercompany receivables	—	—	143,574	(143,574)	—
Other assets	314	1,076	4,541	(1,216)	4,715
Total assets	$127,449	$282,134	$336,237	$(551,836)	$193,984
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$371	$279	$17,112	$—	$17,762
Current portion of borrowings	5,721	3,007	129	—	8,857
Deferred revenues and other	—	27	4,701	(6)	4,722
Total current liabilities	6,092	3,313	21,942	(6)	31,341
Non-current liabilities
Borrowings	23,182	13,061	1,886	—	38,129
Deferred income taxes	—	—	9,118	(1,216)	7,902
Other long-term liabilities	859	4,626	8,275	—	13,760
Intercompany payables	8,439	135,135	—	(143,574)	—
Total non-current liabilities	32,480	152,822	19,279	(144,790)	59,791
Redeemable noncontrolling interests	—	—	8,963	—	8,963
Total Disney Shareholders’ equity	88,877	125,999	281,041	(407,040)	88,877
Noncontrolling interests	—	—	5,012	—	5,012
Total equity	88,877	125,999	286,053	(407,040)	93,889
Total liabilities and equity	$127,449	$282,134	$336,237	$(551,836)	$193,984

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 28, 2019
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations	$(258)	$(30)	$1,918	$—	$1,630

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	—	(1,338)	—	(1,338)
Other	—	—	(12)	—	(12)
Cash used in investing activities	—	—	(1,350)	—	(1,350)

FINANCING ACTIVITIES
Commercial paper, net	1,172	—	—	—	1,172
Borrowings	—	—	51	—	51
Reduction of borrowings	—	—	(46)	—	(46)
Proceeds from exercise of stock options	126	—	—	—	126
Intercompany financing, net	(441)	30	411	—	—
Other	(175)	—	(11)	—	(186)
Cash used in financing activities	682	30	405	—	1,117

Discontinued operations	—	—	(19)	—	(19)

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	41	—	41

Change in cash, cash equivalents and restricted cash	424	—	995	—	1,419
Cash, cash equivalents and restricted cash, beginning of year	554	—	4,901	—	5,455
Cash, cash equivalents and restricted cash, end of period	$978	$—	$5,896	$—	$6,874
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Quarter Ended December 29, 2018
(unaudited; in millions)

	TWDC	Legacy Disney	Non-Guarantor Subsidiaries	Reclassifications & Eliminations	Total
OPERATING ACTIVITIES
Cash provided by operations	$(20)	$135	$1,984	$—	$2,099

INVESTING ACTIVITIES
Investments in parks, resorts and other property	—	—	(1,195)	—	(1,195)
Intercompany investing activities, net	—	(11)	—	11	—
Other	—	—	(141)	—	(141)
Cash used in investing activities	—	(11)	(1,336)	11	(1,336)

FINANCING ACTIVITIES
Commercial paper, net	—	(302)	—	—	(302)
Proceeds from exercise of stock options	—	37	—	—	37
Intercompany financing, net	20	75	(84)	(11)	—
Other	—	(125)	(21)	—	(146)
Cash used in financing activities	20	(315)	(105)	(11)	(411)

Impact of exchange rates on cash, cash equivalents and restricted cash	—	—	(44)	—	(44)

Change in cash, cash equivalents and restricted cash	—	(191)	499	—	308
Cash, cash equivalents and restricted cash, beginning of year	—	1,367	2,788	—	4,155
Cash, cash equivalents and restricted cash, end of period	$—	$1,176	$3,287	$—	$4,463

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

19.New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2020
•Leases - See Note 14
•Improvements to Accounting for Costs of Films and License Agreements for Program Materials - See Note 7
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance which simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The guidance is effective beginning in the first quarter of the Company’s 2022 fiscal year (with early adoption permitted). The Company is currently assessing the impact of the new guidance on its financial statements, including potential early adoption.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued new accounting guidance which modifies existing guidance related to the measurement of credit losses on financial instruments, including trade and loan receivables. The new guidance requires impairments to be measured based on expected losses over the life of the asset rather than incurred losses. We currently do not expect the new guidance will have a material impact on our financial statements. The guidance is effective beginning in the first quarter of the Company’s 2021 fiscal year (with early adoption permitted). The Company plans to adopt the new guidance in fiscal 2021.

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
Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•Consolidated Results and Non-segment Items
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Restructuring in Connection with the Acquisition of TFCF
•Significant Developments
•Financial Condition
•Commitments and Contingencies
•Other Matters
•Market Risk
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Our summary consolidated results are presented below:

	Quarter Ended		% Change
(in millions, except per share data)	December 28, 2019	December 29, 2018	Better/ (Worse)
Revenues:
Services	$18,075	$12,866	40%
Products	2,783	2,437	14%
Total revenues	20,858	15,303	36%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(11,377)	(7,564)	(50)%
Cost of products (exclusive of depreciation and amortization)	(1,639)	(1,437)	(14)%
Selling, general, administrative and other	(3,703)	(2,152)	(72)%
Depreciation and amortization	(1,298)	(732)	(77)%
Total costs and expenses	(18,017)	(11,885)	(52)%
Restructuring and impairment charges	(150)	—	nm
Interest expense, net	(283)	(63)	>(100)%
Equity in the income of investees	224	76	>100%
Income from continuing operations before income taxes	2,632	3,431	(23)%
Income taxes on continuing operations	(459)	(645)	29%
Net income from continuing operations	2,173	2,786	(22)%
Loss from discontinued operations (net of income tax benefit of $8 and $0, respectively)	(26)	—	nm
Net income	2,147	2,786	(23)%
Net (income) loss from continuing operations attributable to noncontrolling interests	(40)	2	nm
Net income attributable to Disney	$2,107	$2,788	(24)%
Diluted earnings per share from continuing operations attributable to Disney	$1.17	$1.86	(37)%
Quarter Results
As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company acquired TFCF on March 20, 2019. Additionally, in connection with the acquisition of TFCF, we acquired a controlling interest in Hulu. The Company began consolidating the results of TFCF and Hulu effective March 20, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues for the quarter increased 36%, or $5.6 billion, to $20.9 billion; net income attributable to Disney decreased 24%, or $0.7 billion, to $2.1 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) decreased 37% from $1.86 to $1.17. The EPS decrease for the quarter was due to amortization of intangibles and fair value step-up on film and television costs from the TFCF acquisition and the consolidation of Hulu, an increase in shares outstanding, higher interest expense and restructuring costs in connection with the integration of TFCF. The increases in shares outstanding and interest expense were due to the acquisition of TFCF. These adverse impacts were partially offset by higher segment operating income, which included a $0.3 billion benefit from the consolidation of TFCF and Hulu. Segment operating income from our legacy operations was comparable to the prior-year quarter as growth at Studio Entertainment and Parks, Experiences and Products was offset by increased losses at Direct-to-Consumer & International and lower results at Media Networks.
Revenues
Service revenues for the quarter increased 40%, or $5.2 billion, to $18.1 billion due to the consolidation of TFCF and Hulu’s operations and growth at our legacy operations. The increase at our legacy operations was due to growth in theatrical distribution revenue, higher guest spending at our theme parks and resorts and an increase in subscription revenue driven by the launch of Disney+, partially offset by decreases in program sales and advertising revenue.
Product revenues for the quarter increased 14%, or $0.3 billion, to $2.8 billion driven by the consolidation of TFCF’s operations and growth at our legacy operations. The increase at our legacy operations was driven by guest spending growth at our theme parks and resorts, partially offset by lower home entertainment volumes.
Costs and expenses
Cost of services for the quarter increased 50%, or $3.8 billion, to $11.4 billion due to the consolidation of TFCF and Hulu’s operations and higher costs at our legacy operations. The increase at our legacy operations was due to higher technology costs to support the launch of Disney+ and labor cost inflation at our theme parks and resorts.
Cost of products for the quarter increased 14%, or $0.2 billion, to $1.6 billion due to higher costs at our legacy operations and the consolidation of TFCF’s operations. The increase in costs at our legacy operations was due to labor cost inflation and higher sales of food, beverage and merchandise at our theme parks and resorts, partially offset by lower home entertainment volumes.
Selling, general, administrative and other costs increased 72%, or $1.6 billion, to $3.7 billion due to the consolidation of TFCF and Hulu’s operations and higher marketing costs primarily due to the launch of Disney+.
Depreciation and amortization increased 77%, or $0.6 billion, to $1.3 billion, due to the amortization of intangible assets arising from the acquisition of TFCF and Hulu.
Restructuring and impairment charges
Restructuring and impairment charges of $150 million for the current quarter were primarily for severance in connection with the acquisition and integration of TFCF.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	December 28, 2019	December 29, 2018	% Change Better/(Worse)
Interest expense	$(362)	$(163)	>(100)%
Interest income, investment income and other	79	100	(21)%
Interest expense, net	$(283)	$(63)	>(100)%
The increase in interest expense was due to higher debt balances as a result of the TFCF acquisition.
The decrease in interest income, investment income and other was due to a lower benefit related to pension and postretirement benefit costs, other than service cost.
Equity in the income of investees
Equity in the income of investees increased from $76 million to $224 million for the quarter due to the impact of consolidating Hulu and, to a lesser extent, the inclusion of income from TFCF’s equity investments. In the current quarter, Hulu’s results are reported in revenues and expenses. In the prior-year quarter, the Company recognized its ownership share of Hulu’s results in equity in the income of investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Effective Income Tax Rate

	Quarter Ended
	December 28, 2019	December 29, 2018	Change Better/(Worse)
Effective income tax rate - continuing operations	17.4%	18.8%	1.4	ppt
The decrease in the effective income tax rate was due to higher tax benefits from the exercise and vesting of employee share-based awards. These tax benefits arise when the value of employee share-based awards on the exercise or vesting date is higher than the fair value on the grant date.
Noncontrolling Interests

	Quarter Ended
(in millions)	December 28, 2019	December 29, 2018	% Change Better/(Worse)
Net (income) loss from continuing operations attributable to noncontrolling interests	$(40)	$2	nm
The increase in net income from continuing operations attributable to noncontrolling interests was primarily due to the accretion of the redeemable noncontrolling interest in Hulu and growth at Shanghai Disney Resort. The increase was partially offset by lower operating results at Hong Kong Disney Resort and a higher loss from our direct-to-consumer (DTC) sports business.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Comparability
Results for the quarter ended December 28, 2019 were impacted by the following:
•Amortization expense of $700 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•Restructuring charges of $150 million
Results for the quarter ended December 29, 2018 were impacted by the following:
•A benefit of $34 million from U.S. federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act) enacted in fiscal 2018
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse) (2)
Quarter Ended December 28, 2019:
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	$(700)	$162	$(538)	$(0.30)
Restructuring and impairment charges	(150)	35	(115)	(0.06)
Total	$(850)	$197	$(653)	$(0.36)

Quarter Ended December 29, 2018:
Net benefit from the Tax Act	$—	$34	$34	$0.02
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 28, 2019 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

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
BUSINESS SEGMENT RESULTS
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Income from continuing operations before income taxes	$2,632	$3,431	(23)%
Add:
Corporate and unallocated shared expenses	237	161	(47)%
Restructuring and impairment charges	150	—	nm
Interest expense, net	283	63	>(100)%
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	700	—	nm
Total segment operating income	$4,002	$3,655	9%
(1)Includes amortization of intangibles related to TFCF equity investees.
The following is a summary of segment revenue and operating income:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Revenues:
Media Networks	$7,361	$5,921	24%
Parks, Experiences and Products	7,396	6,824	8%
Studio Entertainment	3,764	1,824	>100%
Direct-to-Consumer & International	3,987	918	>100%
Eliminations	(1,650)	(184)	>(100)%
	$20,858	$15,303	36%
Segment operating income (loss):
Media Networks	$1,630	$1,330	23%
Parks, Experiences and Products	2,338	2,152	9%
Studio Entertainment	948	309	>100%
Direct-to-Consumer & International	(693)	(136)	>(100)%
Eliminations	(221)	—	nm
	$4,002	$3,655	9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Depreciation expense is as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Media Networks
Cable Networks	$27	$24	(13)%
Broadcasting	22	20	(10)%
Total Media Networks	49	44	(11)%
Parks, Experiences and Products
Domestic	398	352	(13)%
International	169	186	9%
Total Parks, Experiences and Products	567	538	(5)%
Studio Entertainment	22	14	(57)%
Direct-to-Consumer & International	70	32	>(100)%
Corporate	31	39	21%
Total depreciation expense	$739	$667	(11)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Media Networks	$1	$—	nm
Parks, Experiences and Products	27	27	—%
Studio Entertainment	15	16	6%
Direct-to-Consumer & International	30	22	(36)%
TFCF and Hulu	486	—	nm
Total amortization of intangible assets	$559	$65	>(100)%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Revenues
Affiliate fees	$3,648	$3,075	19%
Advertising	2,023	2,023	—%
TV/SVOD distribution and other	1,690	823	>100%
Total revenues	7,361	5,921	24%
Operating expenses	(5,214)	(4,248)	(23)%
Selling, general, administrative and other	(660)	(478)	(38)%
Depreciation and amortization	(50)	(44)	(14)%
Equity in the income of investees	193	179	8%
Operating Income	$1,630	$1,330	23%
Revenues
The increase in affiliate fees was due to increases of 14% from the consolidation of TFCF’s operations and 7% from higher contractual rates, partially offset by a decrease of 2% from fewer subscribers. The subscriber decline was net of a benefit from the ACC Network, which launched in August 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Advertising revenues were flat as an increase of $79 million at Cable Networks, from $1,007 million to $1,086 million, was offset by a decrease of $79 million at Broadcasting, from $1,016 million to $937 million. Cable Networks advertising revenue reflected increases of 15% from the consolidation of TFCF’s operations and 2% from higher rates, partially offset by a decrease of 6% from lower impressions reflecting lower average viewership. Broadcasting advertising revenue reflected decreases of 7% from the owned television stations and 6% from lower average network viewership, partially offset by increases of 5% from higher network rates and 3% from the consolidation of TFCF’s operations. The decrease at the owned television stations reflected lower rates driven by lower political advertising.
The increase in TV/SVOD distribution and other revenue of $867 million was due to the consolidation of TFCF’s operations, which consisted primarily of program sales.
Costs and Expenses
Operating expenses include programming and production costs, which increased $877 million, from $4,101 million to $4,978 million. At Cable Networks, programming and production costs increased $472 million due to the consolidation of TFCF’s operations and, to a lesser extent, contractual increases for sports programming as well as costs for the ACC Network. At Broadcasting, programming and production costs increased $405 million due to the consolidation of TFCF’s operations and, to a lesser extent, a higher cost mix of network programming in the current quarter compared to the prior-year quarter. These increases were partially offset by a timing benefit from the adoption of new accounting guidance, which removed certain limitations on the capitalization of episodic television costs (see Note 7 to the Condensed Consolidated Financial Statements). Compared to the previous accounting, programming and production expense will generally be lower in the first half of the fiscal year and higher in the second half of the fiscal year as the capitalized costs are amortized.
Selling, general, administrative and other costs increased $182 million, from $478 million to $660 million, due to the consolidation of TFCF’s operations.
Equity in the Income of Investees
Income from equity investees increased $14 million, from $179 million to $193 million, primarily due to higher income from A+E driven by lower programming costs and higher advertising revenue.
Segment Operating Income
Segment operating income increased 23%, or $300 million to $1,630 million due to the consolidation of TFCF’s operations, partially offset by lower income from the owned television stations and ESPN.
The following table presents supplemental revenue and operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Supplemental revenue detail
Cable Networks	$4,766	$3,986	20%
Broadcasting	2,595	1,935	34%
	$7,361	$5,921	24%
Supplemental operating income detail
Cable Networks	$862	$743	16%
Broadcasting	575	408	41%
Equity in the income of investees	193	179	8%
	$1,630	$1,330	23%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Network segment that are excluded from segment operating income:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(300)	$—	nm
Restructuring and impairment charges	(4)	—	nm
(1)Amortization of intangible assets was $153 million and step-up on film and television costs was $147 million.
Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Revenues
Theme park admissions	$2,067	$1,933	7%
Parks & Experiences merchandise, food and beverage	1,691	1,565	8%
Resorts and vacations	1,631	1,531	7%
Merchandise licensing and retail	1,485	1,300	14%
Parks licensing and other	522	495	5%
Total revenues	7,396	6,824	8%
Operating expenses	(3,703)	(3,406)	(9)%
Selling, general, administrative and other	(758)	(689)	(10)%
Depreciation and amortization	(594)	(565)	(5)%
Equity in the loss of investees	(3)	(12)	75%
Operating Income	$2,338	$2,152	9%
Revenues
The increase in theme park admissions revenue was due to an increase of 7% from higher average ticket prices.
Parks & Experiences merchandise, food and beverage revenue growth was due to an increase of 8% from higher average guest spending.
The increase in resorts and vacations revenue was driven by increases of 3% from higher average daily hotel room rates, 2% from the consolidation of TFCF’s operations and 1% from higher average ticket prices for cruise line sailings. These increases were partially offset by a decrease of 2% from lower occupied room nights driven by Hong Kong Disneyland Resort.
Merchandise licensing and retail revenue growth was due to increases of 8% from merchandise licensing and 5% from our retail business. The increase in merchandise licensing revenues was due to higher revenue from Frozen, Star Wars and Toy Story merchandise, partially offset by a decrease from Mickey and Minnie merchandise. Higher revenues at our retail business were primarily due to increases in comparable store sales and online revenue.
The increase in parks licensing and other revenue was due to higher real estate sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table presents supplemental park and hotel statistics:

	Domestic		International (2)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Dec 28, 2019	Dec 29, 2018	Dec 28, 2019	Dec 29, 2018	Dec 28, 2019	Dec 29, 2018
Parks
Increase/(decrease)
Attendance	2%	—%	(8)%	(5)%	(1)%	(1)%
Per Capita Guest Spending	10%	7%	3%	8%	9%	8%
Hotels (1)
Occupancy	92%	94%	73%	86%	88%	92%
Available Room Nights (in thousands)	2,535	2,491	800	799	3,335	3,290
Per Room Guest Spending	$375	$360	$326	$311	$365	$349
(1)Per room guest spending consists of the average daily hotel room rate, as well as food, beverage and merchandise sales at the hotels. Hotel statistics include rentals of Disney Vacation Club units.
(2)Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the fiscal 2019 first quarter average foreign exchange rate.
Costs and Expenses
Operating expenses include operating labor, which increased $99 million from $1,493 million to $1,592 million, cost of goods sold and distribution costs, which increased $86 million from $817 million to $903 million, and infrastructure costs, which increased $55 million from $550 million to $605 million. The increase in operating labor was due to inflation, including the impact of wage increases for our union employees. The increase in cost of goods sold and distribution costs was due to higher sales of food, beverage and merchandise at our theme parks and resorts and increased real estate sales. Higher infrastructure costs were primarily due to an increase in costs for new guest offerings, including expenses associated with Star Wars: Galaxy’s Edge, and higher technology spending. Other operating expenses, which include costs for such items as supplies, commissions/fees and entertainment offerings, increased $57 million, from $546 million to $603 million driven by the consolidation of TFCF’s operations and costs for new guest offerings.
Selling, general, administrative and other costs increased $69 million from $689 million to $758 million driven by inflation and higher marketing spend.
Depreciation and amortization increased $29 million from $565 million to $594 million primarily due to new attractions at our domestic parks and resorts.
Equity in the Loss of Investees
Loss from equity investees decreased $9 million, from $12 million to $3 million, primarily due to a lower loss from Villages Nature, in which Disneyland Paris has a 50% interest.
Segment Operating Income
Segment operating income increased 9%, or $186 million to $2,338 million due to increases at merchandise licensing and domestic parks and resorts, partially offset by lower results at our international parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment to provide continuity with our legacy reporting:

	Quarter Ended		% Change Better / (Worse)
(in millions)	December 28, 2019	December 29, 2018
Supplemental revenue detail
Parks & Experiences
Domestic	$4,939	$4,473	10%
International	950	1,012	(6)%
Consumer Products	1,507	1,339	13%
	$7,396	$6,824	8%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,572	$1,481	6%
International	51	99	(48)%
Consumer Products	715	572	25%
	$2,338	$2,152	9%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Revenues
Theatrical distribution	$1,408	$373	>100%
Home entertainment	511	425	20%
TV/SVOD distribution and other	1,845	1,026	80%
Total revenues	3,764	1,824	>100%
Operating expenses	(1,793)	(876)	>(100)%
Selling, general, administrative and other	(986)	(609)	(62)%
Depreciation and amortization	(37)	(30)	(23)%
Operating Income	$948	$309	>100%
Revenues
The increase in theatrical distribution revenue was due to the performance of Frozen II and Star Wars: The Rise of the Skywalker in the current quarter compared to Ralph Breaks the Internet and no comparable Star Wars title in the prior-year quarter. Additionally, the current quarter included Maleficent: Mistress of Evil and TFCF’s Ford v. Ferrari and Terminator: Dark Fate, while the prior-year quarter included Mary Poppins Returns and The Nutcracker and the Four Realms.
Higher home entertainment revenue was primarily due to an increase of 30% from the consolidation of TFCF’s operations, partially offset by a decrease of 18% from lower domestic unit sales at our legacy operations. The decrease in domestic unit sales at our legacy operations was driven by the performance of Incredibles 2 and Ant-Man and the Wasp in the prior-year quarter compared to Toy Story 4 and no comparable Marvel release in the current quarter. Other significant titles in release included The Lion King in the current quarter and Christopher Robin in the prior-year quarter.
Growth in TV/SVOD distribution and other revenue was due to an increase of 74% from TV/SVOD distribution due to sales of content to Disney+ and the consolidation of TFCF’s operations, partially offset by lower third-party pay television sales at our legacy operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses include film cost amortization, which increased $785 million, from $618 million to $1,403 million, due to an increase at our legacy operations and the consolidation of TFCF’s operations. The increase at our legacy operations was due to higher TV/SVOD and theatrical distribution revenues in the current quarter. Operating expenses also include cost of goods sold and distribution costs, which increased $132 million, from $258 million to $390 million, driven by the consolidation of TFCF’s operations.
Selling, general, administrative and other costs increased $377 million from $609 million to $986 million, due to the consolidation of TFCF’s operations.
Segment Operating Income
Segment operating income increased $639 million, to $948 million due to higher theatrical and TV/SVOD distribution results at our legacy operations, partially offset by the consolidation of TFCF’s operations.
Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(81)	$—	nm
Restructuring and impairment charges	(20)	—	nm
(1)Amortization of step-up on film and television costs was $54 million and amortization of intangible assets was $27 million.
Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Revenues
Affiliate fees	$953	$323	>100%
Advertising	1,367	417	>100%
Subscription fees	1,326	33	>100%
TV/SVOD distribution and other	341	145	>100%
Total revenues	3,987	918	>100%
Operating expenses	(3,529)	(655)	>(100)%
Selling, general, administrative and other	(1,093)	(254)	>(100)%
Depreciation and amortization	(100)	(54)	(85)%
Equity in the income (loss) of investees	42	(91)	nm
Operating Loss	$(693)	$(136)	>(100)%
Revenues
The increase in affiliate fees was due to the consolidation of TFCF’s operations.
The increase in advertising revenues was due to increases of $597 million in addressable ad sales driven by the consolidation of Hulu’s operations and $353 million at our International Channels driven by the consolidation of TFCF’s operations.
The increase in subscription fees was due to the consolidation of Hulu’s operations and, to a lesser extent, the launch of Disney+ in November 2019 and subscriber growth at ESPN+.
Growth in TV/SVOD distribution and other revenue was due to the consolidation of TFCF’s operations and Ultimate Fighting Championship (UFC) pay-per-view fees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table presents the number of paid subscribers (1) (in millions) for Disney+, ESPN+ and Hulu:

	As of		% Change
	December 28, 2019	December 29, 2018	Better / (Worse)
Disney+	26.5	—	na
ESPN+	6.6	1.4	>100%
Hulu (2)
SVOD Only	27.2	21.1	29%
Live TV + SVOD	3.2	1.7	88%
Total Hulu	30.4	22.8	33%
The following table presents the average monthly revenue per paid subscriber(3) for these services:

	Quarter ended		% Change
	December 28, 2019	December 29, 2018	Better / (Worse)
Disney+	$5.56	$—	na
ESPN+ (4)	$4.44	$4.67	(5)%
Hulu (2), (5)
SVOD Only	$13.15	$14.49	(9)%
Live TV + SVOD	$59.47	$52.31	14%
(1) A subscriber for which we recognized subscription revenue. A subscriber ceases to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. A subscription bundle is considered a paid subscriber for each service included in the bundle.
(2) Hulu’s paid subscribers as of December 29, 2018 and average monthly revenue per paid subscriber for the quarter ended December 29, 2018 are not reflected in the Company’s prior-year quarter revenues.
(3) Revenue per paid subscriber is calculated based upon the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber for the quarter ended December 28, 2019 is calculated using a daily average of paid subscribers for the period beginning at launch and ending on the last day of the quarter. The average revenue per subscriber is net of discounts offered on bundled services. The discount is allocated to each service based on the relative retail price of each service on a standalone basis.
(4) Excludes Pay-Per-View revenue.
(5) Includes advertising revenue (including amounts generated during free trial subscription periods).
The average monthly revenue per paid subscriber for ESPN+ decreased from $4.67 to $4.44 due to a shift in the mix of subscribers to our bundled offering. In November 2019, the Company began offering a bundled subscription package of Disney +, ESPN+ and Hulu. The bundled offering has a lower average retail price per service compared to the average retail price of each service on a standalone basis.
The average monthly revenue per paid subscriber for our Hulu SVOD Only service decreased from $14.49 to $13.15 driven by lower retail pricing and a shift in the mix of subscribers to our bundled offering. The average monthly revenue per paid subscriber for our Hulu Live TV + SVOD service increased from $52.31 to $59.47 due to higher retail pricing.
Costs and Expenses
Operating expenses include a $2,433 million increase in programming and production costs, from $446 million to $2,879 million and a $441 million increase in other operating expenses, from $209 million to $650 million. The increase in programming and production costs was due to the consolidation of Hulu’s and TFCF’s operations, the launch of Disney+ and higher programming costs at ESPN+, primarily for UFC rights. Other operating expenses, which include technical support and distribution costs, increased due to the consolidation of Hulu’s and TFCF’s operations and the launch of Disney+.
Selling, general, administrative and other costs increased $839 million from $254 million to $1,093 million due to the consolidation of Hulu’s and TFCF’s operations and the launch of Disney+.
Depreciation and amortization increased $46 million from $54 million to $100 million driven by the consolidation of Hulu’s and TFCF’s operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Equity in the Income/(Loss) of Investees
Loss from equity investees in the prior-year quarter of $91 million improved by $133 million to income of $42 million in the current quarter, due to the consolidation of Hulu's operations and, to a lesser extent, income from TFCF’s equity investments. In the current quarter, Hulu’s results are reported in revenues and expenses. In the prior-year quarter, the Company recognized its ownership share of Hulu’s results in equity in the loss of investees.
Segment Operating Loss
Segment operating loss increased to $693 million due to costs associated with the launch of Disney+, the consolidation of Hulu’s operations and a higher loss at ESPN+. These increases were partially offset by a benefit from the consolidation of TFCF’s operations driven by income at the international channels including Star.
The following table presents supplemental revenue and operating income/(loss) detail for the Direct-to-Consumer & International segment:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better / (Worse)
Supplemental revenue detail
International Channels	$1,567	$494	>100%
Direct-to-Consumer services	2,006	56	>100%
Other (1)	414	368	13%
	$3,987	$918	>100%
Supplemental operating income (loss) detail
International Channels	$370	$137	>100%
Direct-to-Consumer services	(1,062)	(117)	>(100)%
Other (1)	(43)	(65)	34%
Equity in the income (loss) of investees	42	(91)	nm
	$(693)	$(136)	>(100)%
(1)Primarily addressable ad sales related to domestic Media Networks branded properties (addressable ad sales related to our Direct-to-Consumer services, principally Hulu, are reflected in “Direct-to-Consumer services”)
Items Excluded from Segment Operating Loss Related to Direct-to-Consumer & International
The following table presents supplemental information for items related to the Direct-to-Consumer & International segment that are excluded from segment operating loss:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better / (Worse)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(317)	$—	nm
Restructuring and impairment charges	(103)	—	nm
(1)Amortization of intangible assets was $304 million, amortization of intangible assets related to TFCF equity investees was $8 million and amortization of step-up on film and television costs was $5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Eliminations
Intersegment content transactions are as follows:

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(53)	$(21)	>(100)%
Content transactions with Direct-to-Consumer & International	(685)	(18)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(912)	(145)	>(100)%
Total	$(1,650)	$(184)	>(100)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$—	$—	nm
Content transactions with Direct-to-Consumer & International	(116)	2	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	(105)	(2)	>(100)%
Total	$(221)	$—	nm
Revenues and Operating Income
The increase in the impact from eliminations was driven by sales of Studio Entertainment content to Disney+ and sales of ABC Studios and Twentieth Century Fox Television content to Hulu and Disney+.
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change
(in millions)	December 28, 2019	December 29, 2018	Better/ (Worse)
Corporate and unallocated shared expenses	$(237)	$(161)	(47)%
Corporate and unallocated shared expenses increased $76 million from $161 million to $237 million for the quarter primarily due to higher compensation costs and the absence of a benefit from amortization of a deferred gain on a sale leaseback due to the adoption of new lease accounting guidance, partially offset by lower costs related to TFCF. The decrease in costs related to TFCF was due to lower acquisition related professional fees, partially offset by the consolidation of TFCF.
SIGNIFICANT DEVELOPMENTS
The recent closure of our parks in both Shanghai and Hong Kong due to the ongoing coronavirus situation will negatively impact second-quarter and full year results. The magnitude of the financial impact is highly dependent on the duration of the closures and how quickly we can resume normal operations.
In November 2019, the Company launched Disney+, a subscription based DTC streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming in the U.S. and four other countries. Further launches are planned for Western Europe in spring and summer of calendar 2020, Latin America in fall of calendar 2020, Eastern Europe starting in late calendar 2020 and continuing in calendar 2021, and various Asia-Pacific territories throughout calendar 2020 and calendar 2021. As we will use our branded film and television content on the Disney+ service, we expect to forgo licensing revenue from the sale of this content to third parties in TV/SVOD markets. In addition, we anticipate an increase in programming and production investments to create exclusive content for Disney+.
RESTRUCTURING IN CONNECTION WITH THE ACQUISITION OF TFCF
See Note 17 to the Condensed Consolidated Financial Statements for information regarding the Company's restructuring activities in connection with the acquisition of TFCF.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	December 28, 2019	December 29, 2018
Cash provided by operations - continuing operations	$1,630	$2,099	(22)%
Cash used in investing activities - continuing operations	(1,350)	(1,336)	(1)%
Cash provided by (used in) financing activities - continuing operations	1,117	(411)	nm
Cash used in operations - discontinued operations	(19)	—	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	41	(44)	nm
Change in cash, cash equivalents and restricted cash	$1,419	$308	>100%
Operating Activities
Cash provided by continuing operating activities decreased 22% to $1.6 billion for the current quarter compared to $2.1 billion in the prior-year quarter due to lower operating cash flows at Direct-to-Consumer & International and higher interest and restructuring payments, partially offset by increased operating cash flows at Studio Entertainment. Lower operating cash flows at Direct-to-Consumer & International were due to higher film and television spending and an increase in operating cash disbursements, partially offset by higher operating cash receipts driven by increased revenues. These impacts at Direct-to-Consumer & International were driven by the consolidation of TFCF's and Hulu's operations. Higher operating cash flows at Studio Entertainment were due to an increase in operating cash receipts driven by revenue growth, partially offset by higher operating cash disbursements due to increased film distribution costs.
Produced and licensed content costs
The Company’s Studio Entertainment, Media Networks and Direct-to-Consumer & International segments incur costs to license and produce feature film and television programming. Film and television production costs include all internally produced content such as live-action and animated feature films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast and cable networks, television stations and DTC services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the quarter ended December 28, 2019 and December 29, 2018 are as follows:

	Quarter Ended
(in millions)	December 28, 2019	December 29, 2018
Beginning balances:
Produced and licensed content assets	$27,407	$9,202
Programming liabilities	(4,061)	(1,178)
	23,346	8,024
Spending:
Television program licenses and rights	3,198	2,060
Film and television production	3,128	1,636
	6,326	3,696
Amortization:
Television program licenses and rights	(3,731)	(2,819)
Film and television production	(2,518)	(1,345)
	(6,249)	(4,164)
Change in film and television production and licensed content	77	(468)
Other non-cash activity	28	(93)
Ending balances:
Produced and licensed content assets	27,873	9,001
Programming liabilities	(4,422)	(1,525)
	$23,451	$7,476

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarter ended December 28, 2019 and December 29, 2018 are as follows:

	Quarter Ended
(in millions)	December 28, 2019	December 29, 2018
Media Networks
Cable Networks	$33	$32
Broadcasting	27	33
Total Media Networks	60	65
Parks, Experiences and Products
Domestic	820	838
International	229	206
Total Parks, Experiences and Products	1,049	1,044
Studio Entertainment	19	20
Direct-to-Consumer & International	109	24
Corporate	101	42
	$1,338	$1,195
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Capital expenditures at Direct-to-Consumer & International primarily reflect investments in technology. The increase in the current quarter compared to the prior-year quarter was due to investments in technology.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment. The increase in the current quarter compared to the prior-year quarter was due higher spending on equipment, facilities and technology.
The Company currently expects its fiscal 2020 capital expenditures will be approximately $0.5 billion higher than fiscal 2019 capital expenditures of $4.9 billion due to increased spending on technology at Direct-to-Consumer & International and facilities, equipment and technology at Corporate.
Financing Activities
Cash provided by financing activities was $1.1 billion in the current quarter compared to a use of $0.4 billion in the prior-year quarter. In the current quarter, the Company had net borrowings of $1.2 billion compared to a $0.3 billion decrease in net borrowings in the prior-year quarter.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended December 28, 2019 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused bank facilities, in conjunction with term debt issuance and operating cash flow, to retire or refinance other borrowings before or as they come due.
See Note 11 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2020 and 2019.
We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity, taken together, provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the expansion of existing businesses and development of new projects. However, the Company’s operating cash flow and access to the capital markets can be impacted by macroeconomic factors outside of its control. In addition to macroeconomic factors, the Company’s borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 28, 2019, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A and A-1, and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on December 28, 2019, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
See Note 15 to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for information regarding the Company’s guarantees.
Tax Matters
As disclosed in Note 10 to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 15 to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K.
Produced and Acquired/Licensed Content Costs
At the beginning of fiscal 2020, the Company adopted on a prospective basis, new FASB guidance that updates the accounting for film and television content costs. Under that new guidance, we amortize and test for impairment capitalized film and television production costs based on whether the content is predominantly monetized individually or as a group. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.
Production costs that are classified as individual are amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues).
With respect to produced films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues is theatrical performance. Revenues derived from other markets subsequent to the theatrical release are generally highly correlated with theatrical performance. Theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of the theatrical performance, the Company’s estimates of revenues from succeeding windows, including intersegment content transactions, and markets are revised based on historical relationships and an analysis of current market trends.
With respect to capitalized television production costs that are classified as individual, the most sensitive factors affecting estimates of Ultimate Revenues are program ratings of the content on our licensees’ platforms. Program ratings, which are an indication of market acceptance, directly affect the program’s ability to generate advertising and subscriber revenues and are correlated with the license fees we can charge for the content in subsequent windows and for subsequent seasons.
Ultimate Revenues are reassessed each reporting period and the impact of any changes on amortization of production cost is accounted for as if the change occurred at the beginning of the current fiscal year. If our estimate of Ultimate Revenues decreases, amortization of costs may be accelerated or result in an impairment. Conversely, if our estimate of Ultimate Revenues increases, cost amortization may be slowed.
Produced content costs that are part of a group and acquired/licensed content costs are amortized based on projected usage typically resulting in an accelerated or straight-line amortization pattern. The determination of projected usage requires judgement and is reviewed periodically for changes. If projected usage changes we may need to accelerate or slow the recognition of amortization expense.
The amortization of multi-year sports rights is based on our projections of revenues over the contract period, which include advertising revenue and an allocation of affiliate revenue (relative value). If the annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season. If estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. Refer to Note 3 to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for our revenue recognition policies.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2019 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
New Accounting Pronouncements
See Note 19 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 16 to the Condensed Consolidated Financial Statements.
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
Based on their evaluation as of December 28, 2019, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the second quarter of fiscal 2019, we completed the acquisition of TFCF and began consolidating Hulu (see Note 4 to the Condensed Consolidation Financial Statements). We are currently integrating TFCF and Hulu into our operations and internal control processes.

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
For example, events in Hong Kong have impacted profitability of our Hong Kong operations and may continue to do so there and elsewhere; past hurricanes have impacted profitability of Walt Disney World Resort in Florida and future hurricanes may also do so; and health concerns regarding coronavirus are impacting our operations and may continue to do so.
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
Additional factors are discussed in the 2019 Annual Report on Form 10-K under the Item 1A, “Risk Factors.”

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 28, 2019:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 29, 2019 - October 31, 2019	25,115	$131.03	—	na
November 1, 2019 - November 30, 2019	21,114	145.35	—	na
December 1, 2019 - December 28, 2019	20,640	147.87	—	na
Total	66,869	140.75	—	na

(1)66,869 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests)	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

99	Waiver of Rights to Extension Bonus, dated as of December 20, 2019, by Robert A. Iger	Filed herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
February 4, 2020
Burbank, California