Form 10-Q
period 2020-03-28
Walt Disney Co
filed 2020-05-05
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,806,266,743 shares of common stock outstanding as of April 29, 2020.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenues:
Services	$16,174	$13,011	$34,249	$25,877
Products	1,835	1,911	4,618	4,348
Total revenues	18,009	14,922	38,867	30,225
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(10,664)	(7,167)	(22,041)	(14,731)
Cost of products (exclusive of depreciation and amortization)	(1,254)	(1,209)	(2,893)	(2,646)
Selling, general, administrative and other	(3,388)	(2,330)	(7,091)	(4,482)
Depreciation and amortization	(1,333)	(828)	(2,631)	(1,560)
Total costs and expenses	(16,639)	(11,534)	(34,656)	(23,419)
Restructuring and impairment charges	(145)	(662)	(295)	(662)
Other income	—	4,963	—	4,963
Interest expense, net	(300)	(143)	(583)	(206)
Equity in the income / (loss) of investees	135	(309)	359	(233)
Income from continuing operations before income taxes	1,060	7,237	3,692	10,668
Income taxes on continuing operations	(525)	(1,647)	(984)	(2,292)
Net income from continuing operations	535	5,590	2,708	8,376
Income (loss) from discontinued operations, net of income tax benefit/(expense) of $5, ($5), $13 and ($5), respectively	(15)	21	(41)	21
Net income	520	5,611	2,667	8,397
Net income from continuing operations attributable to noncontrolling interests	(60)	(159)	(100)	(157)
Net income attributable to The Walt Disney Company (Disney)	$460	$5,452	$2,567	$8,240

Earnings per share attributable to Disney(1):
Diluted
Continuing operations	$0.26	$3.53	$1.44	$5.42
Discontinued operations	(0.01)	0.01	(0.02)	0.01
	$0.25	$3.55	$1.41	$5.43
Basic
Continuing operations	$0.26	$3.55	$1.44	$5.44
Discontinued operations	(0.01)	0.01	(0.02)	0.01
	$0.25	$3.56	$1.42	$5.46

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,816	1,537	1,816	1,517
Basic	1,808	1,530	1,806	1,510
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net income	$520	$5,611	$2,667	$8,397
Other comprehensive income (loss), net of tax:
Market value adjustments for investments	—	(4)	—	(4)
Market value adjustments for hedges	129	(80)	22	(89)
Pension and postretirement medical plan adjustments	73	68	180	121
Foreign currency translation and other	(323)	46	(196)	25
Other comprehensive income	(121)	30	6	53
Comprehensive income	399	5,641	2,673	8,450
Net income from continuing operations attributable to noncontrolling interests	(60)	(159)	(100)	(157)
Other comprehensive income (loss) attributable to noncontrolling interests	17	(34)	(26)	(36)
Comprehensive income attributable to Disney	$356	$5,448	$2,547	$8,257
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 28, 2020	September 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$14,339	$5,418
Receivables	14,532	15,481
Inventories	1,531	1,649
Licensed content costs and advances	1,869	4,597
Other current assets	1,003	979
Total current assets	33,274	28,124
Produced and licensed content costs	26,757	22,810
Investments	3,180	3,224
Parks, resorts and other property
Attractions, buildings and equipment	60,929	58,589
Accumulated depreciation	(33,713)	(32,415)
	27,216	26,174
Projects in progress	3,916	4,264
Land	1,019	1,165
	32,151	31,603
Intangible assets, net	22,037	23,215
Goodwill	80,320	80,293
Other assets	8,575	4,715
Total assets	$206,294	$193,984

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$17,906	$17,762
Current portion of borrowings	12,676	8,857
Deferred revenue and other	4,891	4,722
Total current liabilities	35,473	31,341
Borrowings	42,770	38,129
Deferred income taxes	7,965	7,902
Other long-term liabilities	16,113	13,760
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	9,096	8,963
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	54,230	53,907
Retained earnings	43,721	42,494
Accumulated other comprehensive loss	(6,637)	(6,617)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	90,407	88,877
Noncontrolling interests	4,470	5,012
Total equity	94,877	93,889
Total liabilities and equity	$206,294	$193,984
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES
Net income from continuing operations	$2,708	$8,376
Depreciation and amortization	2,631	1,560
Gain on acquisition	—	(4,917)
Deferred income taxes	297	1,190
Equity in the (income) / loss of investees	(359)	233
Cash distributions received from equity investees	405	370
Net change in produced and licensed content costs and advances	(925)	(281)
Net change in operating lease right of use assets / liabilities	(96)	—
Equity-based compensation	246	456
Other	156	143
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	828	(386)
Inventories	70	(19)
Other assets	(174)	46
Accounts payable and other liabilities	(888)	(283)
Income taxes	(112)	(474)
Cash provided by operations - continuing operations	4,787	6,014

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,585)	(2,390)
Acquisitions	—	(9,901)
Other	(21)	(392)
Cash used in investing activities - continuing operations	(2,606)	(12,683)

FINANCING ACTIVITIES
Commercial paper borrowings, net	3,138	376
Borrowings	6,071	31,145
Reduction of borrowings	(1,048)	(17,398)
Dividends	(1,587)	(1,310)
Proceeds from exercise of stock options	207	83
Other	(165)	(200)
Cash provided by financing activities - continuing operations	6,616	12,696

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by (used in) operations - discontinued operations	4	(35)
Cash provided by investing activities - discontinued operations	198	—
Cash provided by (used in) discontinued operations	202	(35)

Impact of exchange rates on cash, cash equivalents and restricted cash	(76)	75

Change in cash, cash equivalents and restricted cash	8,923	6,067
Cash, cash equivalents and restricted cash, beginning of period	5,455	4,155
Cash, cash equivalents and restricted cash, end of period	$14,378	$10,222
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at December 28, 2019	1,805	$53,995	$43,202	$(6,533)	$(907)	$89,757	$5,016	$94,773
Comprehensive income	—	—	460	(104)	—	356	(23)	333
Equity compensation activity	1	226	—	—	—	226	—	226
Dividends	—	9	(9)	—	—	—	—	—
Contributions	—	—	—	—	—	—	33	33
Distributions and other	—	—	68	—	—	68	(556)	(488)
Balance at March 28, 2020	1,806	$54,230	$43,721	$(6,637)	$(907)	$90,407	$4,470	$94,877

Balance at December 29, 2018	1,490	$36,799	$84,887	$(3,782)	$(67,588)	$50,316	$4,077	$54,393
Comprehensive income	—	—	5,452	(4)	—	5,448	191	5,639
Equity compensation activity	1	395	—	—	—	395	—	395
Dividends	—	8	(8)	—	—	—	—	—
Contributions	—	—	—	—	—	—	27	27
Acquisition of TFCF	307	33,804	—	—	—	33,804	10,638	44,442
Retirement of treasury stock	—	(17,563)	(49,118)	—	66,681	—	—	—
Distributions and other	—	(24)	(1)	—	—	(25)	(532)	(557)
Balance at March 30, 2019	1,798	$53,419	$41,212	$(3,786)	$(907)	$89,938	$14,401	$104,339
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income	—	—	2,567	(20)	—	2,547	(6)	2,541
Equity compensation activity	4	314	—	—	—	314	—	314
Dividends	—	9	(1,596)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	53	53
Adoption of new lease accounting guidance	—	—	197	—	—	197	—	197
Distributions and other	—	—	59	—	—	59	(589)	(530)
Balance at March 28, 2020	1,806	$54,230	$43,721	$(6,637)	$(907)	$90,407	$4,470	$94,877

Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	8,240	17	—	8,257	190	8,447
Equity compensation activity	3	415	—	—	—	415	—	415
Dividends	—	8	(1,318)	—	—	(1,310)	—	(1,310)
Contributions	—	—	—	—	—	—	47	47
Acquisition of TFCF	307	33,804	—	—	—	33,804	10,638	44,442
Adoption of new accounting guidance:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	129	—	—	129	—	129
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)	—	7	—	7
Retirement of treasury stock	—	(17,563)	(49,118)	—	66,681	—	—	—
Distributions and other	—	(24)	3	—	—	(21)	(533)	(554)
Balance at March 30, 2019	1,798	$53,419	$41,212	$(3,786)	$(907)	$89,938	$14,401	$104,339
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the six months ended March 28, 2020 are not necessarily indicative of the results that may be expected for the year ending October 3, 2020.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. The term “TWDC” is used to refer to the parent company.
These financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.
On March 20, 2019, the Company acquired Twenty-First Century Fox, Inc., which was subsequently renamed TFCF Corporation (TFCF). As a result of the acquisition, the Company’s ownership in Hulu LLC (Hulu) increased to 60% (67% as of March 28, 2020 and September 28, 2019). The acquired TFCF operations and Hulu have been consolidated since the acquisition. In order to obtain regulatory approval for the acquisition, the Company agreed to sell TFCF’s domestic regional sports networks (sold in August 2019) and sports media operations in Brazil and Mexico, which along with certain other businesses to be divested, are presented as discontinued operations in the Condensed Consolidated Statement of Income. At March 28, 2020 and September 28, 2019, the assets and liabilities of the businesses held for sale are not material and are included in other assets and other liabilities in the Condensed Consolidated Balance Sheet.
Variable Interest Entities
The Company enters into relationships with or makes investments in other entities that may be variable interest entities (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (together the Asia Theme Parks) are VIEs in which the Company has less than 50% equity ownership. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 13, 2019 agreement date accreted to the January 2024 redemption value. At March 28, 2020, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.0 billion.
BAMTech LLC (BAMTech) provides streaming technology services to third parties and is owned 75% by the Company, 15% by Major League Baseball (MLB) and 10% by the National Hockey League (NHL), both of which have the right to sell their interests to the Company in the future. MLB can generally sell its interest to the Company starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition). The NHL can sell its interest to the Company in fiscal 2020 for $300 million or in fiscal 2021 for $350 million. The Company has the right to

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
purchase MLB’s interest in BAMTech starting five years from and ending ten years after the September 25, 2017 acquisition date at the greater of fair value or the guaranteed floor value. The Company has the right to acquire the NHL interest in fiscal 2020 or 2021 for $500 million.
The MLB and NHL interests will generally not be allocated their portion of BAMTech losses as these interests are required to be recorded at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the applicable redemption date. The accretion of the MLB interest to the earliest redemption value (i.e. in five years after the acquisition date) will be recorded using an interest method. The redeemable noncontrolling interest subject to accretion would have had a redemption amount of $683 million as of March 28, 2020.
Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders and are recorded in “Net income from continuing operations attributable to noncontrolling interests” on the Condensed Consolidated Statement of Income.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made in the fiscal 2019 financial statements and notes to conform to the fiscal 2020 presentation.
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
Impact of COVID-19
The impact of the novel coronavirus pandemic (“COVID-19”) and measures to prevent its spread are affecting our segments in a number of ways, most significantly at Parks, Experiences and Products where we have closed our theme parks and retail stores and suspended cruise ship sailings and guided tours and experienced supply chain disruptions. In addition, we have delayed, or in some cases, shortened or canceled theatrical releases and suspended stage play performances at Studio Entertainment and have seen advertising sales impacts at Media Networks and Direct-to-Consumer & International. We have experienced disruptions in the production and availability of content, including the cancellation or deferral of certain sports events and suspension of most film and television production. Many of our businesses have been closed or suspended consistent with government mandates or guidance.
The impact of these disruptions and the extent of their adverse impact on our financial and operational results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of COVID-19 and among other things, the impact of governmental actions imposed in response to the pandemic and individuals’ and companies’ risk tolerance regarding health matters going forward.
Segment revenues and segment operating income are as follows:

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenues:
Media Networks	$7,257	$5,683	$14,618	$11,604
Parks, Experiences and Products(1)	5,543	6,171	12,939	12,995
Studio Entertainment(1)	2,539	2,157	6,303	3,981
Direct-to-Consumer & International	4,123	1,145	8,110	2,063
Eliminations(2)	(1,453)	(234)	(3,103)	(418)
	$18,009	$14,922	$38,867	$30,225
Segment operating income (loss):
Media Networks	$2,375	$2,230	$4,005	$3,560
Parks, Experiences and Products(1)	639	1,506	2,977	3,658
Studio Entertainment(1)	466	506	1,414	815
Direct-to-Consumer & International	(812)	(385)	(1,505)	(521)
Eliminations(2)	(252)	(41)	(473)	(41)
	$2,416	$3,816	$6,418	$7,471
(1)The allocation of Parks, Experiences and Products revenues to Studio Entertainment was $117 million and $126 million for the quarters ended March 28, 2020 and March 30, 2019, respectively, and $301 million and $280 million for the six months ended March 28, 2020 and March 30, 2019, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

(2)Intersegment eliminations are as follows:

	Quarter Ended		Six Months Ended
(in millions)	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenues:
Studio Entertainment:
Content transactions with Media Networks	$(58)	$(13)	$(111)	$(34)
Content transactions with Direct-to-Consumer & International	(461)	(82)	(1,146)	(100)
Media Networks:
Content transactions with Direct-to-Consumer & International	(934)	(139)	(1,846)	(284)
	$(1,453)	$(234)	$(3,103)	$(418)
Operating income:
Studio Entertainment:
Content transactions with Media Networks	$(10)	$5	$(10)	$5
Content transactions with Direct-to-Consumer & International	(157)	(46)	(273)	(44)
Media Networks:
Content transactions with Direct-to-Consumer & International	(85)	—	(190)	(2)
	$(252)	$(41)	$(473)	$(41)
Equity in the income / (loss) of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Media Networks	$179	$182	$372	$361
Parks, Experiences and Products	(6)	—	(9)	(12)
Direct-to-Consumer & International	(30)	(138)	12	(229)
Equity in the income of investees included in segment operating income	143	44	375	120
Vice impairment (1)	—	(353)	—	(353)
Amortization of TFCF intangible assets related to equity investees	(8)	—	(16)	—
Equity in the income / (loss) of investees, net	$135	$(309)	$359	$(233)
(1) Reflects the impairment of Vice Group Holdings, Inc.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Segment operating income	$2,416	$3,816	$6,418	$7,471
Corporate and unallocated shared expenses	(188)	(279)	(425)	(440)
Restructuring and impairment charges	(145)	(662)	(295)	(662)
Other income	—	4,963	—	4,963
Interest expense, net	(300)	(143)	(583)	(206)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	(723)	(105)	(1,423)	(105)
Vice impairment	—	(353)	—	(353)
Income from continuing operations before income taxes	$1,060	$7,237	$3,692	$10,668
(1)For the quarter ended March 28, 2020 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $498 million, $217 million and $8 million, respectively. For the six months ended March 28, 2020 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $984 million, $423 million and $16 million, respectively. For the quarter and six months ended March 30, 2019 amortization of intangible assets and step-up of film and television costs were $73 million and $32 million, respectively.
3.Revenues
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business.
The following table presents our revenues by segment and major source:

	Quarter Ended March 28, 2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$3,746	$—	$—	$957	$(186)	$4,517
Advertising	1,703	1	—	1,081	—	2,785
Theme park admissions	—	1,554	—	—	—	1,554
Resort and vacations	—	1,377	—	—	—	1,377
Retail and wholesale sales of merchandise, food and beverage	—	1,584	—	—	—	1,584
TV/SVOD distribution licensing	1,700	—	1,112	163	(1,267)	1,708
Theatrical distribution licensing	—	—	603	—	—	603
Merchandise licensing	—	591	117	8	—	716
Subscription fees	—	—	—	1,796	—	1,796
Home entertainment	—	—	427	19	—	446
Other	108	436	280	99	—	923
Total revenues	$7,257	$5,543	$2,539	$4,123	$(1,453)	$18,009

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended March 30, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$3,234	$—	$—	$412	$(12)	$3,634
Advertising	1,624	1	—	454	—	2,079
Theme park admissions	—	1,768	—	—	—	1,768
Resort and vacations	—	1,503	—	—	—	1,503
Retail and wholesale sales of merchandise, food and beverage	—	1,768	—	—	—	1,768
TV/SVOD distribution licensing	745	—	718	23	(222)	1,264
Theatrical distribution licensing	—	—	752	—	—	752
Merchandise licensing	—	637	126	13	—	776
Subscription fees	—	—	—	153	—	153
Home entertainment	—	—	270	21	—	291
Other	80	494	291	69	—	934
Total revenues	$5,683	$6,171	$2,157	$1,145	$(234)	$14,922

	Six Months Ended March 28, 2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$7,394	$—	$—	$1,910	$(360)	$8,944
Advertising	3,726	3	—	2,448	—	6,177
Theme park admissions	—	3,621	—	—	—	3,621
Resort and vacations	—	3,008	—	—	—	3,008
Retail and wholesale sales of merchandise, food and beverage	—	3,897	—	—	—	3,897
TV/SVOD distribution licensing	3,238	—	2,474	366	(2,743)	3,335
Theatrical distribution licensing	—	—	2,011	—	—	2,011
Merchandise licensing	—	1,455	301	16	—	1,772
Subscription fees	—	—	—	3,122	—	3,122
Home entertainment	—	—	938	46	—	984
Other	260	955	579	202	—	1,996
Total revenues	$14,618	$12,939	$6,303	$8,110	$(3,103)	$38,867

	Six Months Ended March 30, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$6,309	$—	$—	$735	$(12)	$7,032
Advertising	3,647	3	—	871	—	4,521
Theme park admissions	—	3,701	—	—	—	3,701
Resort and vacations	—	3,034	—	—	—	3,034
Retail and wholesale sales of merchandise, food and beverage	—	3,890	—	—	—	3,890
TV/SVOD distribution licensing	1,467	—	1,323	57	(406)	2,441
Theatrical distribution licensing	—	—	1,125	—	—	1,125
Merchandise licensing	—	1,378	280	28	—	1,686
Subscription fees	—	—	—	186	—	186
Home entertainment	—	—	695	49	—	744
Other	181	989	558	137	—	1,865
Total revenues	$11,604	$12,995	$3,981	$2,063	$(418)	$30,225

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended March 28, 2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$6,805	$4,567	$1,264	$2,408	$(1,207)	$13,837
Europe	383	523	714	436	(172)	1,884
Asia Pacific	49	405	399	657	(12)	1,498
Latin America	20	48	162	622	(62)	790
Total revenues	$7,257	$5,543	$2,539	$4,123	$(1,453)	$18,009

	Quarter Ended March 30, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$5,438	$4,689	$1,074	$320	$(205)	$11,316
Europe	148	631	576	184	(23)	1,516
Asia Pacific	69	800	388	245	(6)	1,496
Latin America	28	51	119	396	—	594
Total revenues	$5,683	$6,171	$2,157	$1,145	$(234)	$14,922

	Six Months Ended March 28, 2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$13,746	$10,275	$3,245	$4,568	$(2,671)	$29,163
Europe	590	1,415	1,687	922	(234)	4,380
Asia Pacific	195	1,137	1,024	1,364	(136)	3,584
Latin America	87	112	347	1,256	(62)	1,740
Total revenues	$14,618	$12,939	$6,303	$8,110	$(3,103)	$38,867

	Six Months Ended March 30, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$11,126	$9,831	$2,112	$545	$(369)	$23,245
Europe	290	1,485	989	373	(38)	3,099
Asia Pacific	132	1,562	674	379	(11)	2,736
Latin America	56	117	206	766	—	1,145
Total revenues	$11,604	$12,995	$3,981	$2,063	$(418)	$30,225
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD and theatrical distribution licensee sales on titles made available to the licensee in previous reporting periods. For the quarter ended March 28, 2020, $733 million was recognized related to performance obligations satisfied as of December 28, 2019. For the six months ended March 28, 2020, $771 million was recognized related to performance obligations satisfied as of September 28, 2019. For the quarter ended March 30, 2019, $363 million was recognized related to performance obligations satisfied as of December 29, 2018. For the six months ended March 30, 2019, $408 million was recognized related to performance obligations satisfied as of September 29, 2018.
As of March 28, 2020, revenue for unsatisfied performance obligations expected to be recognized in the future is $17 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $4 billion in the remainder of fiscal 2020, $5 billion in fiscal 2021, $4 billion in fiscal 2022 and $4 billion thereafter. These amounts include only fixed

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

	March 28, 2020	September 28, 2019
Contract assets	$112	$150
Accounts Receivable
Current	12,322	12,755
Non-current	1,737	1,962
Allowance for credit losses	(535)	(375)
Deferred revenues
Current	4,276	4,050
Non-current	636	619
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year quarters related to contract assets was not material. The allowance for credit losses increased from $375 million at September 28, 2019 to $535 million at March 28, 2020 due to additional provisions in the period.
For the quarter and six months ended March 28, 2020, the Company recognized revenues of $0.8 billion and $2.9 billion, respectively, primarily related to theme park admissions, vacation packages and licensing advances included in the deferred revenue balance at September 28, 2019. For the quarter and six months ended March 30, 2019, the Company recognized revenues of $0.7 billion and $2.3 billion, respectively, primarily related to theme park admissions and vacation packages included in the deferred revenue balance at September 30, 2018.
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties.
The Company estimates the allowance for credit losses related to receivables from the sale of film and television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.1 billion as of March 28, 2020. The activity in the allowance for credit loss for the quarter and six-month period ended March 28, 2020 was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation club properties based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of March 28, 2020. The activity in the allowance for credit loss for the quarter and six-month period ended March 28, 2020 was not material.
The Company has $14.1 billion in trade accounts receivable outstanding at March 28, 2020, with an allowance for credit losses of $0.5 billion. We evaluate our allowance for credit losses and estimate collectability of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual companies with which we do business. In times of domestic or global economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

As part of the TFCF acquisition, the Company acquired TFCF’s 30% interest in Hulu increasing our ownership in Hulu to 60%. As a result, the Company began consolidating Hulu and recorded a one-time gain of $4.9 billion (Hulu gain) in the prior-year quarter from remeasuring our initial 30% interest to its estimated fair value, which was determined based on a discounted cash flow analysis.
The Company is required to allocate the TFCF purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill.
The following table summarizes our final allocation of the purchase price:

	Initial Allocation(1)	Valuation Adjustments	Final Allocation
Cash and cash equivalents	$25,666	$35	$25,701
Receivables	4,746	350	5,096
Film and television costs	20,120	(2,380)	17,740
Investments	1,471	(509)	962
Intangible assets	20,385	(2,504)	17,881
Net assets held for sale	11,704	(348)	11,356
Accounts payable and other liabilities	(10,753)	(1,776)	(12,529)
Borrowings	(21,723)	—	(21,723)
Deferred income taxes	(6,497)	1,397	(5,100)
Other net liabilities acquired	(3,865)	(114)	(3,979)
Noncontrolling interests	(10,638)	230	(10,408)
Goodwill	43,751	5,496	49,247
Fair value of net assets acquired	74,367	(123)	74,244
Less: Disney’s previously held 30% interest in Hulu	(4,860)	123	(4,737)
Total purchase price	$69,507	$—	$69,507
(1)As reported in our March 30, 2019 Form 10-Q.
These adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. The adjustments made to the initial allocation during the current quarter did not result in any material net changes to amortization expense recorded in prior quarters.
The following table summarizes the revenues and net loss from continuing operations (including purchase accounting amortization and excluding restructuring and impairment charges and interest income and expense) of TFCF and Hulu included in the Company’s Condensed Consolidated Statement of Income for the quarter and six months ended March 28, 2020. In addition, the table provides the impact of intercompany eliminations of transactions between the Company, TFCF and Hulu:

	Quarter	Six Months
TFCF (before intercompany eliminations):
Revenues	$3,483	$6,853
Net loss from continuing operations	(201)	(236)
Hulu (before intercompany eliminations):
Revenues	$1,659	$3,284
Net loss from continuing operations	(287)	(603)
Intercompany eliminations:
Revenues	$(793)	$(1,392)
Net loss from continuing operations	(83)	(131)
The revenues and net loss from continuing operations (including purchase accounting amortization) of TFCF and Hulu included in the Company’s Condensed Consolidated Statement of Income for the quarter and six-months ended March 30, 2019 are $518 million and $115 million, respectively (from the date of acquisition through March 30, 2019).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following pro forma summary presents consolidated information of the Company for the six months ended March 30, 2019 as if the acquisition had occurred on October 1, 2017:

Revenues	$38,598
Net income	4,171
Net income attributable to Disney	4,240
Earnings per share attributable to Disney:
Diluted	$2.35
Basic	$2.36
The pro forma earnings exclude the Hulu gain, compensation expense of $0.2 billion related to TFCF equity awards that were accelerated to vest upon closing of the acquisition and $0.3 billion of acquisition-related expenses. These amounts were recognized by Disney and TFCF in the six months ended March 30, 2019.
The pro forma results exclude a $10.8 billion gain on sale recorded by TFCF for the six months ended March 30, 2019 related to its 39% interest in Sky plc, which was sold by TFCF in October 2018. The pro forma results include $0.3 billion of net income recorded by TFCF for the six months ended March 30, 2019 related to the TFCF businesses that we are required to divest as a condition of the acquisition.
These pro forma results do not represent financial results that would have been realized had the acquisition actually occurred on October 1, 2017, nor are they intended to be a projection of future results.
Goodwill
The changes in the carrying amount of goodwill for the six months ended March 28, 2020 are as follows:

	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Total
Balance at September 28, 2019	$33,423	$5,535	$17,797	$23,538	$80,293
Acquisitions (1)	133	2	15	10	160
Currency translation adjustments and other, net	—	—	—	(133)	(133)
Balance at March 28, 2020	$33,556	$5,537	$17,812	$23,415	$80,320
(1) Reflects updates to allocation of purchase price for the acquisition of TFCF.
5.Other Income
Other income is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Hulu gain	$—	$4,917	$—	$4,917
Insurance recovery related to a legal matter	—	46	—	46
Other income	$—	$4,963	$—	$4,963

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
6.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	March 28, 2020	September 28, 2019
Cash and cash equivalents	$14,339	$5,418
Restricted cash included in:
Other current assets	1	26
Other assets	38	11
Total cash, cash equivalents and restricted cash in the statement of cash flows	$14,378	$5,455
Borrowings
During the six months ended March 28, 2020, the Company’s borrowing activity was as follows:

	September 28, 2019	Borrowings	Payments	Other Activity	March 28, 2020
Commercial paper with original maturities less than three months(1)	$1,934	$1,598	$—	$(11)	$3,521
Commercial paper with original maturities greater than three months	3,408	5,920	(4,380)	14	4,962
U.S. dollar denominated notes	39,424	5,981	(1,008)	(108)	44,289
Asia Theme Parks borrowings	1,114	39	—	32	1,185
Foreign currency denominated debt and other(2)	1,106	51	(40)	372	1,489
	$46,986	$13,589	$(5,428)	$299	$55,446
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.
The Company has bank facilities with a syndicate of lenders to support commercial paper borrowings. In March 2020, the Company refinanced two bank facilities with previously committed capacity of $6.0 billion and $2.25 billion, which were scheduled to expire in March 2020 and March 2021, respectively. The new bank facilities are for $5.25 billion and $3.0 billion and are scheduled to expire in March 2021 and 2025, respectively. At March 28, 2020, the Company’s bank facilities were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2021	$5,250	$—	$5,250
Facility expiring March 2023	4,000	—	4,000
Facility expiring March 2025	3,000	—	3,000
Total	$12,250	$—	$12,250
All of the above bank facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The bank facilities contain only one financial covenant, which is interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On March 28, 2020 the financial covenant was met by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of March 28, 2020, the Company has $1.0 billion of outstanding letters of credit, of which none were issued under this facility.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

In April 2020, the Company entered into an additional $5.0 billion bank facility expiring in April 2021 with substantially similar terms as the Company’s other bank facilities. The facility allows for borrowings at LIBOR-based rates plus a spread that ranges between 1.025% and 1.800%.
Foreign Currency Denominated Debt
Subsequent to March 28, 2020, the Company issued Canadian $1.3 billion ($925 million) of fixed rate senior notes, which bear interest at 3.057% and mature in March 2027.
Cruise Ship Credit Facilities
The Company has credit facilities to finance three new cruise ships, which were to be delivered in 2021, 2022 and 2023 although delays are now expected as a result of the COVID-19 impact on the shipyard. The financings may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021, $1.1 billion is available beginning in May 2022 and $1.1 billion is available beginning in April 2023. Each tranche of financing may be utilized for a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.48%, 3.72% and 3.74%, respectively, and the loans and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 10) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Interest expense	$(365)	$(198)	$(727)	$(361)
Interest and investment income	63	30	139	105
Net periodic pension and postretirement benefit costs (other than service costs)	2	25	5	50
Interest expense, net	$(300)	$(143)	$(583)	$(206)
Interest and investment income includes gains and losses on publicly traded and non-public investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.
7.International Theme Parks
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	March 28, 2020	September 28, 2019
Cash and cash equivalents	$423	$655
Other current assets	104	102
Total current assets	527	757
Parks, resorts and other property	6,593	6,608
Other assets	180	9
Total assets	$7,300	$7,374

Current liabilities	$373	$447
Long-term borrowings	1,146	1,114
Other long-term liabilities	366	189
Total liabilities	$1,885	$1,750

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the six months ended March 28, 2020:

Revenues	$1,274
Costs and expenses	(1,691)
Equity in the loss of investees	(9)
Asia Theme Parks’ royalty and management fees of $41 million for the six months ended March 28, 2020 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended March 28, 2020 were $148 million used in operating activities, $439 million used in investing activities and $92 million generated from financing activities. The majority of cash flows used in operating activities, approximately half of the cash flows used in investing activities, and all of the cash flows generated from financing activities were for the Asia Theme Parks.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 53% and a 47% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $146 million and $97 million, respectively. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($271 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at March 28, 2020.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $848 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. As of March 28, 2020, the total amount outstanding under the line of credit was $29 million. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.4 billion yuan (approximately $1.0 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of March 28, 2020 the total amount outstanding under the line of credit was 0.3 billion yuan (approximately $39 million).
8.Produced and Acquired/Licensed Content Costs and Advances
At the beginning of fiscal 2020, the Company adopted, on a prospective basis, new Financial Accounting Standards Board (FASB) guidance that updates the accounting for film and television content costs. Therefore, reporting periods beginning after September 29, 2019 are presented under the new guidance, while prior periods continue to be reported in accordance with our historical accounting. The new guidance does the following:
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
For these accounting purposes, we generally classify content that is initially intended for use on our DTC services or on our linear television networks as group assets. Content initially intended for theatrical release or for sale to third-party licensees, we generally classify as individual assets. Because the new accounting guidance is applied prospectively, the predominant monetization strategy for content released prior to the beginning of fiscal 2020 is determined based on the expected means of monetization over the remaining life of the content. Thus for example, film titles that were released theatrically and in home entertainment prior to fiscal year 2020 and are now distributed on Disney+ are generally considered group content.
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
Production costs predominantly monetized as a group are amortized based on projected usage (which may be, for example, derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern.
Licensed rights to film and television content and other programs for broadcast on our linear networks or distribution on our DTC services are expensed on an accelerated or straight-line basis over their useful life or over the number of times the program is expected to be aired, as appropriate. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. If annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of March 28, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Theatrical film costs
Released, less amortization	$3,515	$2,477	$5,992
Completed, not released	452	59	511
In-process	3,194	268	3,462
In development or pre-production	399	1	400
	$7,560	$2,805	10,365
Television costs
Released, less amortization	$2,920	$6,377	$9,297
Completed, not released	387	533	920
In-process	155	1,789	1,944
In development or pre-production	—	48	48
	$3,462	$8,747	12,209
Licensed content - Television programming rights and advances			6,052
Total produced and licensed content			$28,626

Current portion			$1,869
Non-current portion			$26,757
Amortization of produced and licensed content is as follows:

	Quarter Ended March 28, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$562	$270	$832
Television costs	740	1,081	1,821
Total produced content costs	$1,302	$1,351	2,653
Television programming rights and advances			2,453
Total produced and licensed content costs(1)			$5,106

	Six Months Ended March 28, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$1,088	$581	$1,669
Television costs	1,494	2,008	3,502
Total produced content costs	$2,582	$2,589	5,171
Television programming rights and advances			6,184
Total produced and licensed content costs(1)			$11,355
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statement of Income.
Amortization of produced and licensed content for the quarter and six months ended March 30, 2019 was $3.2 billion and $7.3 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

9.Income Taxes
Interim Period Tax Expense
Because of COVID-19 implications on our projections of full-year pre-tax earnings and income tax expense, as well as the projected impact of permanent tax differences and other items that are generally not proportional to full-year earnings (“Permanent Differences”), our normal approach of using an estimated full-year effective income tax rate to determine interim period tax expense produces an income tax provision for the current year-to-date period that is not meaningful. Accordingly, we calculated year-to-date fiscal 2020 tax expense based on year-to-date earnings before tax and using a blended U.S. Federal and state statutory tax rate of approximately 23%, and adjusted for the estimated impact of Permanent Differences. The second quarter tax expense is the fiscal year-to-date tax expense less tax expense recognized in the first quarter.
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
Unrecognized Tax Benefits
At March 28, 2020, the Company’s unrecognized tax benefits were $2.9 billion (before interest and penalties). The change for the six months ended March 28, 2020 was not material. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits and income tax expense by $0.1 billion if recognized.
10.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019	Mar. 28, 2020	Mar. 30, 2019
Service costs	$102	$83	$205	$166	$2	$2	$5	$4
Other costs (benefits):
Interest costs	133	144	266	289	14	17	28	33
Expected return on plan assets	(273)	(240)	(546)	(479)	(15)	(14)	(29)	(28)
Amortization of previously deferred service costs	4	4	7	7	—	—	—	—
Recognized net actuarial loss	131	67	262	131	4	—	7	—
Total other costs (benefits)	(5)	(25)	(11)	(52)	3	3	6	5
Net periodic benefit cost	$97	$58	$194	$114	$5	$5	$11	$9
During the six months ended March 28, 2020, the Company did not make any material contributions to its pension and postretirement medical plans. The Company originally intended to make fiscal 2020 total pension and postretirement medical plan contributions of approximately $600 million to $675 million. However, in light of the COVID-19 impacts, contributions will be determined based on the funded status of the plans. The Company will receive its January 1, 2020 actuarial valuation in the fourth quarter of fiscal 2020, which will determine minimum funding requirements for fiscal 2020.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.Earnings Per Share
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

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,808	1,530	1,806	1,510
Weighted average dilutive impact of Awards	8	7	10	7
Weighted average number of common and common equivalent shares outstanding (diluted)	1,816	1,537	1,816	1,517
Awards excluded from diluted earnings per share	9	14	9	13

12.Equity
The Company paid the following dividends in fiscal 2020 and 2019:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Second Quarter of Fiscal 2020	Second Half 2019
$0.88	$1.6 billion	Fourth Quarter of Fiscal 2019	First Half 2019
$0.88	$1.3 billion	Second Quarter of Fiscal 2019	Second Half 2018
The Board of Directors elected not to declare a dividend payable in July 2020 with respect to the first half of fiscal year 2020.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, before tax	Investments	Cash Flow Hedges
Second quarter of fiscal 2020
Balance at December 28, 2019	$—	$(12)	$(7,363)	$(1,004)	$(8,379)
Quarter Ended March 28, 2020:
Unrealized gains (losses) arising during the period	—	212	(43)	(364)	(195)
Reclassifications of realized net (gains) losses to net income	—	(42)	138	—	96
Balance at March 28, 2020	$—	$158	$(7,268)	$(1,368)	$(8,478)

Second quarter of fiscal 2019
Balance at December 29, 2018	$—	$166	$(4,254)	$(743)	$(4,831)
Quarter Ended March 30, 2019:
Unrealized gains (losses) arising during the period	(5)	(82)	19	15	(53)
Reclassifications of realized net (gains) losses to net income	—	(22)	72	—	50
Balance at March 30, 2019	$(5)	$62	$(4,163)	$(728)	$(4,834)

Six months ended fiscal 2020
Balance at September 28, 2019	$—	$129	$(7,502)	$(1,086)	$(8,459)
Six Months Ended March 28, 2020:
Unrealized gains (losses) arising during the period	—	131	(43)	(282)	(194)
Reclassifications of realized net (gains) losses to net income	—	(102)	277	—	175
Balance at March 28, 2020	$—	$158	$(7,268)	$(1,368)	$(8,478)

Six months ended fiscal 2019
Balance at September 29, 2018	$24	$177	$(4,323)	$(727)	$(4,849)
Six Months Ended March 30, 2019:
Unrealized gains (losses) arising during the period	(5)	(55)	19	(1)	(42)
Reclassifications of realized net (gains) losses to net income	—	(61)	141	—	80
Reclassifications to retained earnings	(24)	1	—	—	(23)
Balance at March 30, 2019	$(5)	$62	$(4,163)	$(728)	$(4,834)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
Tax on AOCI	Investments	Cash Flow Hedges
Second quarter of fiscal 2020
Balance at December 28, 2019	$—	$5	$1,724	$117	$1,846
Quarter Ended March 28, 2020:
Unrealized gains (losses) arising during the period	—	(51)	10	58	17
Reclassifications of realized net (gains) losses to net income	—	10	(32)	—	(22)
Balance at March 28, 2020	$—	$(36)	$1,702	$175	$1,841

Second quarter of fiscal 2019
Balance at December 29, 2018	$—	$(38)	$1,007	$80	$1,049
Quarter Ended March 30, 2019:
Unrealized gains (losses) arising during the period	1	19	(6)	(3)	11
Reclassifications of realized net (gains) losses to net income	—	5	(17)	—	(12)
Balance at March 30, 2019	$1	$(14)	$984	$77	$1,048

Six months ended fiscal 2020
Balance at September 28, 2019	$—	$(29)	$1,756	$115	$1,842
Six Months Ended March 28, 2020:
Unrealized gains (losses) arising during the period	—	(31)	10	60	39
Reclassifications of realized net (gains) losses to net income	—	24	(64)	—	(40)
Balance at March 28, 2020	$—	$(36)	$1,702	$175	$1,841

Six months ended fiscal 2019
Balance at September 29, 2018	$(9)	$(32)	$1,690	$103	$1,752
Six Months Ended March 30, 2019:
Unrealized gains (losses) arising during the period	1	13	(6)	(10)	(2)
Reclassifications of realized net (gains) losses to net income	—	14	(33)	—	(19)
Reclassifications to retained earnings(1)	9	(9)	(667)	(16)	(683)
Balance at March 30, 2019	$1	$(14)	$984	$77	$1,048

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

			Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI
	Market Value Adjustments
AOCI, after tax	Investments	Cash Flow Hedges
Second quarter of fiscal 2020
Balance at December 28, 2019	$—	$(7)	$(5,639)	$(887)	$(6,533)
Quarter Ended March 28, 2020:
Unrealized gains (losses) arising during the period	—	161	(33)	(306)	(178)
Reclassifications of realized net (gains) losses to net income	—	(32)	106	—	74
Balance at March 28, 2020	$—	$122	$(5,566)	$(1,193)	$(6,637)

Second quarter of fiscal 2019
Balance at December 29, 2018	$—	$128	$(3,247)	$(663)	$(3,782)
Quarter Ended March 30, 2019:
Unrealized gains (losses) arising during the period	(4)	(63)	13	12	(42)
Reclassifications of realized net (gains) losses to net income	—	(17)	55	—	38
Balance at March 30, 2019	$(4)	$48	$(3,179)	$(651)	$(3,786)

Six months ended fiscal 2020
Balance at September 28, 2019	$—	$100	$(5,746)	$(971)	$(6,617)
Six Months Ended March 28, 2020:
Unrealized gains (losses) arising during the period	—	100	(33)	(222)	(155)
Reclassifications of realized net (gains) losses to net income	—	(78)	213	—	135
Balance at March 28, 2020	$—	$122	$(5,566)	$(1,193)	$(6,637)

Six months ended fiscal 2019
Balance at September 29, 2018	$15	$145	$(2,633)	$(624)	$(3,097)
Six Months Ended March 30, 2019:
Unrealized gains (losses) arising during the period	(4)	(42)	13	(11)	(44)
Reclassifications of realized net (gains) losses to net income	—	(47)	108	—	61
Reclassifications to retained earnings(1)	(15)	(8)	(667)	(16)	(706)
Balance at March 30, 2019	$(4)	$48	$(3,179)	$(651)	$(3,786)
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Six Months Ended
		March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cash flow hedges	Primarily revenue	$42	$22	$102	$61
Estimated tax	Income taxes	(10)	(5)	(24)	(14)
		32	17	78	47

Pension and postretirement medical expense	Interest expense, net	(138)	(72)	(277)	(141)
Estimated tax	Income taxes	32	17	64	33
		(106)	(55)	(213)	(108)
Total reclassifications for the period		$(74)	$(38)	$(135)	$(61)
13.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Stock options	$28	$24	$49	$43
RSUs (1)	103	340	197	413
Total equity-based compensation expense (2)	$131	$364	$246	$456
Equity-based compensation expense capitalized during the period	$21	$22	$45	$38
(1)Includes TFCF Performance RSUs converted to Company RSUs in connection with the TFCF acquisition. For both the quarter and six months ended March 30, 2019, the Company recognized $259 million of equity based compensation in connection with the TFCF acquisition.
(2)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $209 million and $969 million, respectively, as of March 28, 2020.
The weighted average grant date fair values of options granted during the six months ended March 28, 2020 and March 30, 2019 were $36.22 and $28.67, respectively.
During the six months ended March 28, 2020, the Company made equity compensation grants consisting of 4.3 million stock options and 5.0 million RSUs.
14.Commitments and Contingencies
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of March 28, 2020, the remaining debt service obligation guaranteed by the Company was $237 million. To the extent that tax

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
15.Leases
At the beginning of fiscal 2020, the Company adopted new lease accounting guidance issued by the FASB. The most significant change requires lessees to record the present value of operating lease payments as right-of-use assets and lease liabilities on the balance sheet. The new guidance continues to require lessees to classify leases between operating and finance leases (formerly “capital leases”).
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
•To capitalize indirect costs; and
•Existing land easements are leases.
The adoption of the new guidance resulted in the recognition on the Condensed Consolidated Balance Sheet of right-of-use assets and lease liabilities of approximately $3.7 billion, which were measured by the present value of the remaining minimum lease payments. In accordance with the guidance, the Company elected to exclude from the measurement of the right-of-use asset and lease liability leases with a remaining term of one year (“Short-term leases”).
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
Lessee Arrangements
The Company’s operating leases primarily consist of real estate and equipment, including office space for general and administrative purposes, production facilities, retail outlets and distribution centers for consumer products, land and content broadcast equipment. The Company also has finance leases, primarily for land and broadcast equipment.
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
Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of March 28, 2020, our operating leases have a weighted-average remaining lease term of approximately 9 years, and our finance leases have a weighted-average remaining lease term of approximately 23 years. The weighted-average incremental borrowing rate is 2.5% and 6.4%, for our operating leases and finance leases, respectively. Additionally, as of March 28, 2020, the Company had signed non-cancelable lease agreements with total estimated future lease payments of approximately $270 million that had not yet commenced and therefore are not included in the measurement of the right-of-use asset and lease liability.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
The Company’s operating and finance right-of-use assets and lease liabilities as of March 28, 2020 are as follows:

Right-of-use assets(1)
Operating leases	$4,211
Finance leases	353
Total right-of-use assets	$4,564

Short-term lease liabilities(2)
Operating leases	$822
Finance leases	36
858
Long-term lease liabilities(3)
Operating leases	$2,969
Finance leases	282
3,251
Total lease liabilities	$4,109
(1)Included in “Other assets” in the Condensed Consolidated Balance Sheets. Includes approximately $0.6 billion of long-term prepaid rent that was presented as a right-of-use asset upon adoption.
(2)Included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets
(3)Included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet
The components of lease expense for the quarter and six months ended March 28, 2020 are as follows:

	Quarter	Six Months
Finance lease cost
Amortization of right-of-use assets	$15	$17
Interest on lease liabilities	4	8
Operating lease cost	229	452
Variable fees and other (1)	127	273
Total lease cost	$375	$750
(1)Includes variable lease payments related to our operating and finance leases and costs of Short-term leases, net of sublease income.

Cash paid during the quarter and six months ended March 28, 2020 for amounts included in the measurement of lease liabilities as of the beginning of the reporting period are as follows:

	Quarter	Six Months
Operating cash flows for operating leases	$270	$495
Operating cash flows for finance leases	4	8
Financing cash flows for finance leases	16	23
Total	$290	$526

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Future minimum lease payments, as of March 28, 2020, are as follows:

	Operating	Financing
Fiscal year:
2020	$436	$30
2021	832	57
2022	645	56
2023	505	47
2024	381	38
Thereafter	1,817	514
Total undiscounted future lease payments	4,616	742
Less: Imputed interest	(825)	(424)
Total reported lease liability	$3,791	$318

Future minimum lease payments under non-cancelable operating leases and non-cancelable capital leases at September 28, 2019, presented based on our historical accounting prior to the adoption of the new lease guidance, are as follows:

	Operating Leases	Capital Leases
Fiscal year:
2020	$982	$19
2021	849	20
2022	670	19
2023	532	17
2024	407	16
Thereafter	2,491	458
Total minimum obligations	$5,931	549
Less: amount representing interest		(398)
Present value of net minimum obligations		$151

16. Fair Value Measurements
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at March 28, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments	$7	$—	$—	$7
Derivatives
Interest rate	—	466	—	466
Foreign exchange	—	994	—	994
Other	—	13	—	13
Liabilities
Derivatives
Interest rate	—	(2)	—	(2)
Foreign exchange	—	(734)	—	(734)
Other	—	(29)	—	(29)
Total recorded at fair value	$7	$708	$—	$715
Fair value of borrowings	$—	$56,510	$1,328	$57,838

	Fair Value Measurement at September 28, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investments	$13	$—	$—	$13
Derivatives
Interest rate	—	89	—	89
Foreign exchange	—	771	—	771
Other	—	1	—	1
Liabilities
Derivatives
Interest rate	—	(93)	—	(93)
Foreign exchange	—	(544)	—	(544)
Other	—	(4)	—	(4)
Total recorded at fair value	$13	$220	$—	$233
Fair value of borrowings	$—	$48,709	$1,249	$49,958
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

17.Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of March 28, 2020
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$389	$302	$(95)	$(287)
Interest rate	—	466	—	—
Other	1	—	(21)	(8)
Derivatives not designated as hedges
Foreign exchange	105	198	(141)	(211)
Interest rate	—	—	—	(2)
Other	12	—	—	—
Gross fair value of derivatives	507	966	(257)	(508)
Counterparty netting	(211)	(492)	225	478
Cash collateral (received)/paid	(214)	(229)	—	6
Net derivative positions	$82	$245	$(32)	$(24)

	As of September 28, 2019
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$302	$241	$(67)	$(244)
Interest rate	—	89	(82)	—
Other	1	—	(3)	(1)
Derivatives not designated as hedges
Foreign exchange	65	163	(107)	(126)
Interest rate	—	—	—	(11)
Gross fair value of derivatives	368	493	(259)	(382)
Counterparty netting	(231)	(345)	258	318
Cash collateral (received)/paid	(55)	(6)	—	7
Net derivative positions	$82	$142	$(1)	$(57)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of March 28, 2020 and September 28, 2019, the total notional amount of the Company’s pay-floating interest rate swaps was $10.9 billion and $9.9 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings at March 28, 2020 and September 28, 2019:

	Carrying Amount of Hedged Borrowings (1)		Fair Value Adjustments Included in Hedged Borrowings (1)
	March 28, 2020	September 28, 2019	March 28, 2020	September 28, 2019
Borrowings:
Current	$1,126	$1,121	$2	$(3)
Long-term	10,936	9,562	464	34
	$12,062	$10,683	$466	$31
(1)Includes $36 million and $37 million of gains on terminated interest rate swaps as of March 28, 2020 and September 28, 2019, respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Gain (loss) on:
Pay-floating swaps	$542	$117	$429	$234
Borrowings hedged with pay-floating swaps	(542)	(117)	(429)	(234)
Benefit (expense) associated with interest accruals on pay-floating swaps	(7)	(18)	(19)	(32)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 28, 2020 or at September 28, 2019, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter ended March 28, 2020 and March 30, 2019 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts as of March 28, 2020 and September 28, 2019 were $2 million and $11 million, respectively. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings. Gains and losses on the options for the quarter ended March 28, 2020 and March 30, 2019 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 28, 2020 and September 28, 2019, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.6 billion and $6.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the next twelve months total $324 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI for the quarter and six months ended March 28, 2020:

Quarter Ended
Gain (loss) recognized in Other Comprehensive Income	$234
Gain (loss) reclassified from AOCI into the Statement of Income (1)	43

Six Months Ended:
Gain/(loss) recognized in Other Comprehensive Income	$149
Gain/(loss) reclassified from AOCI into the Statement of Income (1)	103
(1)Primarily recorded in revenue.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at March 28, 2020 and September 28, 2019 were $4.2 billion and $3.8 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the six months ended March 28, 2020 and March 30, 2019 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net gains (losses) on foreign currency denominated assets and liabilities	$(241)	$1	$64	$(12)	$8	$—
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	239	(4)	(62)	11	(20)	(4)
Net gains (losses)	$(2)	$(3)	$2	$(1)	$(12)	$(4)

Six Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(172)	$(26)	$52	$28	$(7)	$15
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	159	20	(52)	(28)	(3)	(22)
Net gains (losses)	$(13)	$(6)	$—	$—	$(10)	$(7)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at March 28, 2020 and September 28, 2019 and related gains or losses recognized in earnings for the quarter and six months ended March 28, 2020 and March 30, 2019 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at March 28, 2020 and September 28, 2019 were not material. The related gains or losses recognized in earnings for the quarter and six months ended March 28, 2020 and March 30, 2019 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $62 million and $65 million on March 28, 2020 and September 28, 2019, respectively.
18.Restructuring and Impairment Charges
In fiscal 2019, the Company implemented a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF. We expect to substantially complete the restructuring plan by the end of fiscal 2021. In connection with this plan, during the quarter ended March 28, 2020, the Company recorded $145 million of restructuring and impairment charges, which included $133 million of severance. To date, we have recorded restructuring charges of $1.5 billion, including $1.2 billion related to severance (including employee contract terminations) in connection with the plan and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. Integration efforts are still underway and we anticipate that the total severance costs will be on the order of $1.5 billion. The Company currently expects other remaining restructuring costs will not be material.
The changes in restructuring reserves related to TFCF integration for fiscal 2019 and the six months ended March 28, 2020 are as follows:

Balance at September 29, 2018	$—
Additions in fiscal 2019:
Media Networks	90
Parks, Experiences and Products	11
Studio Entertainment	197
Direct-to-Consumer & International	426
Corporate	182
Total additions in fiscal 2019	906
Payments in fiscal 2019	(230)
Balance at September 28, 2019	$676

Additions in fiscal 2020:
Media Networks	18
Parks, Experiences and Products	8
Studio Entertainment	50
Direct-to-Consumer & International	163
Corporate	32
Total additions in fiscal 2020	271
Payments in fiscal 2020	(412)
Balance at March 28, 2020	$535

19.New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2020
•Leases - See Note 15
•Improvements to Accounting for Costs of Films and License Agreements for Program Materials - See Note 8
Facilitation of the Effects of Reference Rate Reform
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. We are currently evaluating our contracts and hedging relationships that reference LIBOR and the potential

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

effects of adopting this new guidance. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance which simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The guidance is effective at the beginning of the Company’s 2022 fiscal year (with early adoption permitted). The Company is currently assessing the impact of the new guidance on its financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued new accounting guidance which modifies existing guidance related to the measurement of credit losses on financial instruments, including trade and loan receivables. The new guidance requires impairments to be measured based on expected losses over the life of the asset rather than incurred losses. We currently do not expect the new guidance will have a material impact on our financial statements. The guidance is effective at the beginning of the Company’s 2021 fiscal year.

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
Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•Consolidated Results
•Significant Developments
•Current Quarter Results Compared to Prior-Year Quarter
•Current Period Results Compared to Prior-Year Period
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Restructuring in Connection with the Acquisition of TFCF
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CONSOLIDATED RESULTS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions, except per share data)	March 28, 2020	March 30, 2019	Better/ (Worse)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues:
Services	$16,174	$13,011	24%	$34,249	$25,877	32%
Products	1,835	1,911	(4)%	4,618	4,348	6%
Total revenues	18,009	14,922	21%	38,867	30,225	29%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(10,664)	(7,167)	(49)%	(22,041)	(14,731)	(50)%
Cost of products (exclusive of depreciation and amortization)	(1,254)	(1,209)	(4)%	(2,893)	(2,646)	(9)%
Selling, general, administrative and other	(3,388)	(2,330)	(45)%	(7,091)	(4,482)	(58)%
Depreciation and amortization	(1,333)	(828)	(61)%	(2,631)	(1,560)	(69)%
Total costs and expenses	(16,639)	(11,534)	(44)%	(34,656)	(23,419)	(48)%
Restructuring and impairment charges	(145)	(662)	78%	(295)	(662)	55%
Other income	—	4,963	(100)%	—	4,963	(100)%
Interest expense, net	(300)	(143)	>(100)%	(583)	(206)	>(100)%
Equity in the income / (loss) of investees	135	(309)	nm	359	(233)	nm
Income from continuing operations before income taxes	1,060	7,237	(85)%	3,692	10,668	(65)%
Income taxes on continuing operations	(525)	(1,647)	68%	(984)	(2,292)	57%
Net income from continuing operations	535	5,590	(90)%	2,708	8,376	(68)%
Income (loss) from discontinued operations, net of income tax benefit/(expense) of $5, ($5), $13 and ($5), respectively	(15)	21	nm	(41)	21	nm
Net income	520	5,611	(91)%	2,667	8,397	(68)%
Net income from continuing operations attributable to noncontrolling interests	(60)	(159)	62%	(100)	(157)	36%
Net income attributable to Disney	$460	$5,452	(92)%	$2,567	$8,240	(69)%
Diluted earnings per share from continuing operations attributable to Disney	$0.26	$3.53	(93)%	$1.44	$5.42	(73)%

SIGNIFICANT DEVELOPMENTS
COVID-19
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. We have closed our theme parks and retail stores; suspended our cruise ship sailings, stage play performances and guided tours; delayed or, in some cases, shortened or cancelled theatrical distribution of films both domestically and internationally; and seen adverse advertising sales and supply chain impacts. Many of our businesses have been closed or suspended consistent with government mandates or guidance. We have experienced disruptions in the production and availability of content, including the cancellation or deferral of certain sports events and suspension of production of most film and television content. We have continued to pay for certain sports rights, even during these cancellations and deferrals. The impacts to our content have resulted in decreased viewership and advertising revenues, and demands for affiliate fee reductions related to certain of our television networks. These impacts are likely to be exacerbated the longer such content is not available. Other of our offerings could be exposed to additional financial impacts in the event of future significant unavailability of content. We have experienced increased returns and refunds and customer requests for payment deferrals, reduced usage of certain of our products and services and decreased merchandise licensing royalties.
We have taken a number of mitigation efforts in response. We have significantly increased cash balances through the issuance of commercial paper, as well as, the issuance of senior notes in March 2020. In addition, we entered into an additional $5.0 billion credit facility in April 2020. The Company (or our Board of Directors) has also elected to not declare a dividend payable in July 2020 with respect to the first half of fiscal year 2020; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
eliminated Board of Director retainers and committee fees; and furloughed over 120,000 of our employees (who will continue to receive Company provided medical benefits). We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending, reducing film and television content investments; or implementing additional furloughs or reductions in force. Some of these measures may have an adverse impact on our businesses.
The most significant impact of COVID-19 during the current quarter was at our Parks, Experiences and Products segment, which we estimate was an adverse impact on operating income of approximately $1.0 billion primarily due to revenue lost as a result of the closures. We estimate the COVID-19 impact on our current quarter income from continuing operations before income taxes across all of our businesses including the Parks, Experiences and Products segment, was as much as $1.4 billion. Impacts at our other segments include lower advertising revenue at Media Networks and Direct-to-Consumer & International driven by a decrease in viewership in the current quarter reflecting COVID-19’s impact on live sports events and higher bad debt expense and an impact on revenue at Studio Entertainment due to theater and stage play closures. The estimated impact in the current quarter is net of approximately $150 million in employee retention credits pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We expect more extensive COVID-19 impacts in the third quarter.
The impact of these disruptions and the extent of their adverse impact on our financial and operational results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of the impacts of COVID-19, and among other things the impact of governmental actions imposed in response to the pandemic and individuals’ and companies’ risk tolerance regarding health matters going forward. With the unknown duration of the pandemic and yet to be determined timing of the phased reopening of our businesses, it is not possible to precisely estimate the impact in future quarters.
Additionally, see Part II. Other Information, Item 1A. Risk Factors - The adverse impact of COVID-19 on our businesses will continue for an unknown length of time.
Disney+
In November 2019, the Company launched Disney+, a subscription based DTC streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming in the U.S. and four other countries and has expanded to select Western European countries in March 2020 and in additional Western European countries and India in April 2020. Following these launches, Disney+ exceeded 50 million paid subscribers, including those who receive the service through wholesale arrangements in which we receive a fee for the distribution of Disney+ to each subscriber to an existing content distribution tier. The Hotstar service in India was converted to Disney+ Hotstar, resulting in approximately 8 million additional Disney+ paid subscribers. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third party platforms like Apple. In addition, the average monthly revenue per paid subscriber for Disney+ Hotstar is significantly lower than the average monthly revenue per paid subscriber in North America and Europe. Further launches are planned for Latin America in fall of 2020, and Europe and various Asia-Pacific territories throughout calendar 2020 and calendar 2021. As we will use our branded film and television content on the Disney+ service, we are forgoing certain licensing revenue from the sale of this content to third parties in TV/SVOD markets. In addition, we are increasing programming and production investments to create exclusive content for Disney+.
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company acquired TFCF on March 20, 2019. Additionally, in connection with the acquisition of TFCF, we acquired a controlling interest in Hulu. The Company began consolidating the results of TFCF and Hulu effective March 20, 2019.
Revenues for the quarter increased 21%, or $3.1 billion, to $18.0 billion; net income attributable to Disney decreased 92%, or $5.0 billion, to $0.5 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) decreased 93% from $3.53 to $0.26. The EPS decrease for the quarter was due to the comparison to the Hulu gain recognized in the prior-year quarter, lower segment operating income and higher amortization of intangible assets and fair value step-up on film and television costs from the TFCF acquisition and the consolidation of Hulu. The decrease in segment operating income was due to lower results at our legacy operations, partially offset by a $0.2 billion net benefit from the consolidation of TFCF and Hulu. Legacy operations reflected a decrease at Parks, Experiences and Products, higher losses at Direct-to-Consumer & International, and to a lesser extent, lower results at Studio Entertainment, partially offset by higher results at Media Networks.
Revenues
Service revenues for the quarter increased 24%, or $3.2 billion, to $16.2 billion due to the consolidation of TFCF and Hulu’s operations, partially offset by a decrease at our legacy operations. The decrease at our legacy operations was due to lower sales of film and television programs to third parties, lower volume at our theme parks, resorts and cruise line and a decrease in theatrical distribution revenue. Volumes at theme parks, resorts and cruise line and theatrical distribution revenue

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
were impacted by the suspension of these operations and closure of theaters, respectively, in response to COVID-19. These decreases were partially offset by higher subscription revenue from Disney+.
Product revenues for the quarter decreased 4%, or $0.1 billion, to $1.8 billion due to a decrease at our legacy operations, partially offset by the consolidation of TFCF’s operations. The decrease at our legacy operations was driven by lower guest spending at parks and resorts for merchandise, food and beverages, which was impacted by the shutdown of our operations.
Costs and expenses
Cost of services for the quarter increased 49%, or $3.5 billion, to $10.7 billion due to the consolidation of TFCF and Hulu’s operations, partially offset by lower costs at our legacy operations. The decrease at our legacy operations was due to lower film and television cost amortization for programs sold to third parties and declines in theatrical distribution revenue, partially offset by higher programming and production costs primarily related to Disney+ and an increase in technology costs to support Disney+.
Cost of products for the quarter increased 4%, or $45 million, to $1.3 billion due to an increase at our legacy operations and the consolidation of TFCF’s operations. The increase at our legacy operations was due to labor cost inflation at theme parks and resorts.
Selling, general, administrative and other costs increased 45%, or $1.1 billion, to $3.4 billion due to the consolidation of TFCF and Hulu’s operations and higher marketing costs at our legacy operations. The increase in marketing costs was primarily due to Disney+, ESPN+ and the ABC Television Network, partially offset by lower theatrical distribution marketing spend.
Depreciation and amortization increased 61%, or $0.5 billion, to $1.3 billion, due to amortization of intangible assets arising from the acquisition of TFCF and Hulu.
Restructuring and impairment charges
Restructuring and impairment charges of $145 million for the current quarter were primarily for severance in connection with the acquisition and integration of TFCF.
Restructuring and impairment charges of $662 million for the prior-year quarter were primarily for severance and equity based compensation costs in connection with the acquisition and integration of TFCF.
Other income
Other income of $5.0 billion in the prior-year quarter was due to the Hulu gain.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	March 28, 2020	March 30, 2019	% Change Better/(Worse)
Interest expense	$(365)	$(198)	>(100)%
Interest income, investment income and other	65	55	18%
Interest expense, net	$(300)	$(143)	>(100)%
The increase in interest expense was due to higher average debt balances as a result of the TFCF acquisition.
The increase in interest income, investment income and other was driven by higher interest on long-term receivables for film and television program sales, partially offset by a lower benefit related to pension and postretirement benefit costs, other than service cost.
Equity in the income / (loss) of investees
Equity in the income / (loss) of investees reflected income of $135 million in the current quarter compared to a loss of $309 million in the prior-year quarter. The change reflected an impairment of our investment in Vice in the prior-year quarter and the impact of consolidating Hulu. In the current quarter, Hulu’s results are reported in revenues and expenses. For the majority of the prior-year quarter, the Company recognized its ownership share of Hulu’s loss in equity in the income of investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Effective Income Tax Rate

	Quarter Ended
	March 28, 2020	March 30, 2019	Change Better/(Worse)
Effective income tax rate - continuing operations	49.5%	22.8%	(26.7)	ppt
The increase in the effective income tax rate was due to higher U.S. tax on foreign income and an increase in losses for which the Company does not recognize a tax benefit, primarily related to our Asia Theme Parks.
Noncontrolling Interests

	Quarter Ended
(in millions)	March 28, 2020	March 30, 2019	% Change Better/(Worse)
Net income from continuing operations attributable to noncontrolling interests	$(60)	$(159)	62%
The decrease in net income from continuing operations attributable to noncontrolling interests was primarily due to lower results at Hong Kong Disneyland Resort, Shanghai Disney Resort and ESPN. These decreases were partially offset by the accretion of the fair value of the redeemable noncontrolling interest in Hulu.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Comparability
Results for the quarter ended March 28, 2020 were impacted by the following:
•Amortization expense of $723 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•Restructuring charges of $145 million
Results for the quarter ended March 30, 2019 were impacted by the following:
•The Hulu gain of $4,917 million
•A benefit of $46 million from an insurance recovery related to a legal matter
•Restructuring charges of $662 million
•An impairment of our investment in Vice of $353 million
•Amortization expense of $105 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse) (2)
Quarter Ended March 28, 2020:
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	$(723)	$167	$(556)	$(0.28)
Restructuring and impairment charges	(145)	34	(111)	(0.06)
Total	$(868)	$201	$(667)	$(0.34)

Quarter Ended March 30, 2019:
Hulu gain	$4,917	$(1,131)	$3,786	$2.46
Insurance recovery related to a legal matter	46	(11)	35	0.02
Restructuring and impairment charges	(662)	152	(510)	(0.33)
Vice impairment	(353)	81	(272)	(0.18)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs	(105)	24	(81)	(0.05)
Total	$3,843	$(885)	$2,958	$1.92
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
CURRENT PERIOD RESULTS COMPARED TO PRIOR-YEAR PERIOD
Revenues for the six-month period increased 29%, or $8.6 billion, to $38.9 billion; net income attributable to Disney decreased 69%, or $5.7 billion, to $2.6 billion; and EPS decreased 73% from $5.42 to $1.44. The EPS decrease for the six-month period was due to the comparison to the Hulu gain recognized in the prior-year period, higher amortization of intangible assets and fair value step-up on film and television costs from the TFCF acquisition and the consolidation of Hulu, lower segment operating income, an increase in shares outstanding reflecting shares issued for the acquisition of TFCF and higher interest expense. The decrease in segment operating income was due to lower results at our legacy operations, partially offset by a $0.5 billion net benefit from the consolidation of TFCF and Hulu. Legacy operations reflected higher losses at Direct-to-Consumer & International and lower results at Parks, Experiences and Products segments, partially offset by growth at our Studio Entertainment and Media Networks segments.
Revenues
Service revenues for the six-month period increased 32%, or $8.4 billion, to $34.2 billion due to the consolidation of TFCF and Hulu’s operations partially offset by a decrease at our legacy operations. The decrease at our legacy operations was due to a decrease in sales of our television and film programs to third parties, lower volumes at our theme parks, resorts and cruise line and a decrease in advertising revenue. Theme park, resort and cruise line volumes were impacted by the suspension of these operations in response to COVID-19. These decreases were partially offset by an increase in subscription revenue driven by the launch of Disney+, growth in theatrical distribution revenue and higher per capita guest spending at our parks and resorts prior to being shutdown.
Product revenues for the six-month period increased 6%, or $0.3 billion, to $4.6 billion due to the consolidation of TFCF’s operations and to a lesser extent, growth at our legacy operations. The increase at our legacy operations was driven by higher per capita guest spending on merchandise, food and beverages at our parks and resorts, partially offset by lower theme park, resort and home entertainment volumes. Theme park and resort volumes were impacted by the shutdown of operations.
Costs and expenses
Cost of services for the six-month period increased 50%, or $7.3 billion, to $22.0 billion, due to the consolidation of TFCF and Hulu’s operations and to a lesser extent, higher costs at our legacy operations. The increase in costs at our legacy operations was due to an increase in programming, production and technology costs for Disney+ and cost inflation at our theme parks and resorts. These increases were partially offset by lower television and film cost amortization for programs sold to third parties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Cost of products for the six-month period increased 9%, or $0.2 billion, to $2.9 billion, due to higher costs at our legacy operations and the consolidation of TFCF’s operations. The increase in costs at our legacy operations was due to higher per capita guest spending on merchandise, food and beverages and labor cost inflation at our theme parks and resorts. These increases were partially offset by lower home entertainment and theme parks and resort volumes.
Selling, general, administrative and other costs for the six-month period increased 58%, or $2.6 billion, to $7.1 billion, due to the consolidation of TFCF and Hulu’s operations and higher marketing costs at our legacy operations. The increase in marketing costs was primarily due to spend for Disney+, ESPN+ and the ABC Television Network, partially offset by lower theatrical marketing spend.
Depreciation and amortization increased 69%, or $1.1 billion, to $2.6 billion, due to the amortization of intangible assets arising from the acquisition of TFCF and Hulu.
Restructuring and impairment charges
Restructuring and impairment charges of $295 million for the current period were primarily for severance costs in connection with the acquisition and integration of TFCF.
Restructuring and impairment charges of $662 million in the prior-year period were primarily for severance and equity based compensation costs in connection with the acquisition and integration of TFCF.
Other income/(expense), net
Other income of $5.0 billion for the prior-year period was due to the Hulu gain.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	March 28, 2020	March 30, 2019	% Change Better/(Worse)
Interest expense	$(727)	$(361)	>(100)%
Interest income, investment income and other	144	155	(7)%
Interest expense, net	$(583)	$(206)	>(100)%
The increase in interest expense for the six-month period was due to higher average debt balances.
The decrease in interest income, investment income and other was due to a lower benefit related to pension and postretirement benefit costs, other than service cost, partially offset by higher interest on long-term receivables for film and television program sales.
Equity in the income / (loss) of investees
Equity in the income / (loss) of investees reflected income of $359 million in the current period compared to a loss of $233 million in the prior-year period. The change reflected an impairment of our investment in Vice in the prior-year quarter and the impact of consolidating Hulu.
Effective Income Tax Rate

	Six Months Ended
	March 28, 2020	March 30, 2019	Change Better/(Worse)
Effective income tax rate - continuing operations	26.7%	21.5%	(5.2)	ppt
The increase in the effective income tax rate was driven by higher U.S. tax on foreign income and an increase in losses for which the Company does not recognize a tax benefit, primarily related to our Asia Theme Parks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Six Months Ended
(in millions)	March 28, 2020	March 30, 2019	% Change Better/(Worse)
Net income from continuing operations attributable to noncontrolling interests	$(100)	$(157)	36%
The decrease in net income from continuing operations attributable to noncontrolling interests for the six-month period was due to lower results at Hong Kong Disneyland Resort, Shanghai Disney Resort and ESPN, and a higher loss from our DTC sports business. These decreases were partially offset by the accretion of the fair value of the redeemable noncontrolling interest in Hulu.
Certain Items Impacting Comparability
Results for the six months ended March 28, 2020 were impacted by the following:
•Amortization expense of $1.4 billion related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•Restructuring charges of $295 million
Results for the six months ended March 30, 2019 were impacted by the following:
•The Hulu gain of $4,917 million
•A benefit of $46 million from an insurance recovery related to a legal matter
•A benefit of $34 million from the Tax Act
•Restructuring charges of $662 million
•An impairment of our investment in Vice of $353 million
•Amortization expense of $105 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse) (2)
Six Months Ended March 28, 2020:
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	$(1,423)	$330	$(1,093)	$(0.57)
Restructuring and impairment charges	(295)	68	(227)	(0.13)
Total	$(1,718)	$398	$(1,320)	$(0.70)

Six Months Ended March 30, 2019:
Hulu gain	$4,917	$(1,131)	$3,786	$2.50
Insurance recoveries related to a legal matter	46	(11)	35	0.02
Net benefit from the Tax Act	—	34	34	0.02
Restructuring and impairment charges	(662)	152	(510)	(0.33)
Vice impairment	(353)	81	(272)	(0.18)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs	(105)	24	(81)	(0.05)
Total	$3,843	$(851)	$2,992	$1.98
(1)Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 28, 2020 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Media Networks revenues are subject to seasonal advertising patterns, changes in viewership levels and timing of program sales. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are generally recognized ratably throughout the year.
Parks, Experiences and Products revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarter. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts.
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
BUSINESS SEGMENT RESULTS
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)	March 28, 2020	March 30, 2019	Better/ (Worse)
Income from continuing operations before income taxes	$1,060	$7,237	(85)%	$3,692	$10,668	(65)%
Add:
Corporate and unallocated shared expenses	188	279	33%	425	440	3%
Restructuring and impairment charges	145	662	78%	295	662	55%
Other income	—	(4,963)	(100)%	—	(4,963)	(100)%
Interest expense, net	300	143	>(100)%	583	206	>(100)%
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	723	105	>(100)%	1,423	105	>(100)%
Vice impairment	—	353	100%	—	353	100%
Total segment operating income	$2,416	$3,816	(37)%	$6,418	$7,471	(14)%
(1)Includes amortization of intangibles related to TFCF equity investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following is a summary of segment revenue and operating income:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues:
Media Networks	$7,257	$5,683	28%	$14,618	$11,604	26%
Parks, Experiences and Products	5,543	6,171	(10)%	12,939	12,995	—%
Studio Entertainment	2,539	2,157	18%	6,303	3,981	58%
Direct-to-Consumer & International	4,123	1,145	>100%	8,110	2,063	>100%
Eliminations	(1,453)	(234)	>(100)%	(3,103)	(418)	>(100)%
	$18,009	$14,922	21%	$38,867	$30,225	29%
Segment operating income (loss):
Media Networks	$2,375	$2,230	7%	$4,005	$3,560	13%
Parks, Experiences and Products	639	1,506	(58)%	2,977	3,658	(19)%
Studio Entertainment	466	506	(8)%	1,414	815	73%
Direct-to-Consumer & International	(812)	(385)	>(100)%	(1,505)	(521)	>(100)%
Eliminations	(252)	(41)	>(100)%	(473)	(41)	>(100)%
	$2,416	$3,816	(37)%	$6,418	$7,471	(14)%
Depreciation expense is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)	March 28, 2020	March 30, 2019	Better/ (Worse)
Media Networks
Cable Networks	$26	$26	—%	$53	$50	(6)%
Broadcasting	16	20	20%	38	40	5%
Total Media Networks	42	46	9%	91	90	(1)%
Parks, Experiences and Products
Domestic	408	367	(11)%	806	719	(12)%
International	175	182	4%	344	368	7%
Total Parks, Experiences and Products	583	549	(6)%	1,150	1,087	(6)%
Studio Entertainment	22	17	(29)%	44	31	(42)%
Direct-to-Consumer & International	72	37	(95)%	142	69	>(100)%
Corporate	46	42	(10)%	77	81	5%
Total depreciation expense	$765	$691	(11)%	$1,504	$1,358	(11)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)	March 28, 2020	March 30, 2019	Better/ (Worse)
Media Networks	$1	$—	nm	$2	$—	nm
Parks, Experiences and Products	27	27	—%	54	54	—%
Studio Entertainment	15	15	—%	30	31	3%
Direct-to-Consumer & International	27	23	(17)%	57	45	(27)%
TFCF and Hulu	498	72	>(100)%	984	72	>(100)%
Total amortization of intangible assets	$568	$137	>(100)%	$1,127	$202	>(100)%

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Affiliate fees	$3,746	$3,234	16%
Advertising	1,703	1,624	5%
TV/SVOD distribution and other	1,808	825	>100%
Total revenues	7,257	5,683	28%
Operating expenses	(4,335)	(3,099)	(40)%
Selling, general, administrative and other	(683)	(490)	(39)%
Depreciation and amortization	(43)	(46)	7%
Equity in the income of investees	179	182	(2)%
Operating Income	$2,375	$2,230	7%
Revenues
The increase in affiliate fees was due to increases of 13% from the consolidation of TFCF’s operations and 7% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers. The subscriber decline was net of a benefit from the ACC Network launch in August 2019.
The increase in advertising revenues was due to increases of $51 million at Cable Networks, from $752 million to $803 million and $28 million at Broadcasting, from $872 million to $900 million. Cable Networks advertising revenue reflected increases of 15% from the consolidation of TFCF’s operations and 6% from higher rates. These increases were partially offset by a decrease of 15% from lower impressions reflecting lower average viewership, driven by the impact of COVID-19 on live sports events. Broadcasting advertising revenue reflected increases of 4% from higher network rates, 3% from the consolidation of TFCF’s operations and 2% from the owned television stations. These increases were partially offset by a decrease of 5% from lower network impressions due to lower average viewership.
The increase in TV/SVOD distribution and other revenue of $983 million was due to the consolidation of TFCF’s operations, which consisted primarily of program sales.
Costs and Expenses
Operating expenses include programming and production costs, which increased $1,176 million, from $2,946 million to $4,122 million. At Cable Networks, programming and production costs increased $462 million due to the consolidation of TFCF’s operations and, to a lesser extent, contractual increases for sports programming as well as costs for the ACC Network. At Broadcasting, programming and production costs increased $714 million due to the consolidation of TFCF’s operations and higher cost network programming, driven by more hours of higher cost specials and contractual rate increases for The Academy Awards in the current quarter. These increases were partially offset by a timing benefit from the adoption of new accounting guidance, which generally results in lower amortization of capitalized episodic television costs during the network airings for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
shows we also expect to utilize on our direct-to-consumer services (see Note 8 to the Condensed Consolidated Financial Statements). Compared to the previous accounting, programming and production expense will generally be lower in the first half of the fiscal year and higher in the second half of the fiscal year as the capitalized costs are amortized.
Selling, general, administrative and other costs increased $193 million, from $490 million to $683 million, due to the consolidation of TFCF’s operations and higher marketing costs at the ABC Television Network.
Segment Operating Income
Segment operating income increased 7%, or $145 million to $2,375 million due to the consolidation of TFCF’s operations, partially offset by lower results at ESPN and the Domestic Disney Channels.
The following table presents supplemental revenue and operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Supplemental revenue detail
Cable Networks	$4,445	$3,793	17%
Broadcasting	2,812	1,890	49%
	$7,257	$5,683	28%
Supplemental operating income detail
Cable Networks	$1,799	$1,789	1%
Broadcasting	397	259	53%
Equity in the income of investees	179	182	(2)%
	$2,375	$2,230	7%
Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Network segment that are excluded from segment operating income:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(311)	$(50)	>(100)%
Restructuring and impairment charges	(18)	(64)	72%
(1)In the current quarter, amortization of step-up on film and television costs was $158 million and amortization of intangible assets was $153 million. In the prior-year quarter, amortization of step-up on film and television costs was $32 million and amortization of intangible assets was $18 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Theme park admissions	$1,554	$1,768	(12)%
Parks & Experiences merchandise, food and beverage	1,276	1,411	(10)%
Resorts and vacations	1,377	1,503	(8)%
Merchandise licensing and retail	900	992	(9)%
Parks licensing and other	436	497	(12)%
Total revenues	5,543	6,171	(10)%
Operating expenses	(3,555)	(3,341)	(6)%
Selling, general, administrative and other	(733)	(748)	2%
Depreciation and amortization	(610)	(576)	(6)%
Equity in the loss of investees	(6)	—	nm
Operating Income	$639	$1,506	(58)%
Revenues
Revenues at the Parks, Experiences and Products segment were impacted by COVID-19, which led to the closure of our domestic and international theme parks and resorts, suspension of cruise ship sailings, disruptions in our merchandise licensing business and closure of our retail stores. We estimate that the impact of COVID-19 on current period segment operating income was approximately $1.0 billion.
The decrease in theme park admissions revenue was due to a decrease of 19% from lower attendance driven by the closure of the parks, partially offset by an increase of 7% from higher average ticket prices.
The decline in Parks & Experiences merchandise, food and beverage revenue was driven by a decrease of 17% from volumes due to the closure of our theme parks and resorts, partially offset by an increase of 9% from higher average guest spending.
The decrease in resorts and vacations revenue was due to decreases of 8% from lower occupied room nights and 5% from fewer passenger cruise days due to the closure of our theme parks and resorts and suspension of cruise ship sailings, respectively. These decreases were partially offset by increases of 2% from higher average daily hotel room rates and 2% from the consolidation of TFCF’s operations.
Merchandise licensing and retail revenue was lower due to decreases of 6% from games and 2% from merchandise licensing. Lower revenue at games was due to the prior-year sale of rights to a video game and lower royalties from the licensed title Kingdom Hearts III. The decrease in merchandise licensing revenues was due to lower minimum guarantee shortfall recognition and a decrease in sales of merchandise based on Mickey and Minnie and Avengers, partially offset by higher revenue from Frozen merchandise. Revenues from merchandise based on Mickey and Minnie in the prior-year quarter included the benefit of Mickey’s 90th birthday. Merchandise licensing revenues for the current quarter were adversely impacted by COVID-19.
The decrease in parks licensing and other revenue was due to lower sponsorship revenue and a decrease in Tokyo Disney Resort royalties due to the closure of the park.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International (1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Mar 28, 2020	Mar 30, 2019	Mar 28, 2020	Mar 30, 2019	Mar 28, 2020	Mar 30, 2019
Parks
Increase/(decrease)
Attendance (2)	(11)%	1%	(50)%	(3)%	(22)%	—%
Per Capita Guest Spending (3)	13%	4%	(5)%	10%	14%	6%
Hotels
Occupancy (4)	77%	93%	47%	79%	70%	89%
Available Room Nights (in thousands) (5)	2,617	2,484	794	787	3,411	3,271
Per Room Guest Spending (6)	$372	$351	$265	$273	$355	$334
(1)Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the average foreign exchange rate for the same period in the prior year.
(2)Attendance is used to analyze volume trends at our theme parks and is based on the number of unique daily entries, meaning that a person visiting multiple theme parks in a single day is counted only once. Our attendance count includes complimentary entries but excludes entries by children under the age of three.
(3)Per capita guest spending is used to analyze guest spending trends and is defined as total revenue from ticket sales and sales of food, beverage and merchandise in our theme parks, divided by total theme park attendance.
(4)Occupancy is used to analyze the usage of available capacity at hotels and is defined as the number of room nights occupied by guests as a percentage of available hotel room nights.
(5)Available hotel room nights are defined as the total number of room nights that are available at our hotels and at Disney Vacation Club (DVC) properties located at our theme parks and resorts that are not utilized by DVC members. Available hotel room nights include rooms temporarily taken out of service.
(6)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights.
Costs and Expenses
Operating expenses include operating labor, which increased $146 million from $1,515 million to $1,661 million, cost of goods sold and distribution costs, which decreased $10 million from $636 million to $626 million, and infrastructure costs, which increased $57 million from $597 million to $654 million. The increase in operating labor was due to the costs of pay to employees who were not performing services as a result of actions taken in response to COVID-19 (net of the CARES Act credits), new guest offerings and inflation. The decrease in cost of goods sold and distribution costs was due to lower volumes resulting from the closures of our theme parks and resorts. Higher infrastructure costs were primarily due to an increase in costs for new guest offerings, including expenses associated with Star Wars: Galaxy’s Edge, and higher technology spending. Other operating expenses, which include costs for such items as supplies, commissions/fees and entertainment offerings, increased $21 million, from $593 million to $614 million driven by higher charges for capital project abandonments, the consolidation of TFCF’s operations and costs for new guest offerings, partially offset by lower volumes.
Selling, general, administrative and other costs decreased $15 million from $748 million to $733 million driven by a favorable foreign exchange impact, partially offset by costs related to an employee educational program.
Depreciation and amortization increased $34 million from $576 million to $610 million due to new attractions at our domestic parks and resorts.
Equity in the Loss of Investees
Loss from equity investees was $6 million, reflecting a loss from Villages Nature, in which Disneyland Paris has a 50% interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Segment Operating Income
Segment operating income decreased 58%, or $867 million to $639 million due to decreases at our domestic and international parks and experiences and to a lesser extent, our games and merchandise licensing businesses.
The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment:

	Quarter Ended		% Change Better / (Worse)
(in millions)	March 28, 2020	March 30, 2019
Supplemental revenue detail
Parks & Experiences
Domestic	$4,139	$4,207	(2)%
International	480	930	(48)%
Consumer Products	924	1,034	(11)%
	$5,543	$6,171	(10)%
Supplemental operating income detail
Parks & Experiences
Domestic	$661	$1,047	(37)%
International	(343)	43	nm
Consumer Products	321	416	(23)%
	$639	$1,506	(58)%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Theatrical distribution	$603	$752	(20)%
Home entertainment	427	270	58%
TV/SVOD distribution and other	1,509	1,135	33%
Total revenues	2,539	2,157	18%
Operating expenses	(1,265)	(1,002)	(26)%
Selling, general, administrative and other	(771)	(617)	(25)%
Depreciation and amortization	(37)	(32)	(16)%
Operating Income	$466	$506	(8)%
Revenues
The decrease in theatrical distribution revenue was due to release of Captain Marvel in the prior-year quarter, partially offset by the consolidation of TFCF’s operations in the current quarter. Additionally, the current quarter included the ongoing performance from the first quarter release of Star Wars: The Rise of Skywalker and Frozen II and current quarter release of Onward, which was impacted by theater closures globally due to COVID-19. The prior-year quarter included the ongoing performance of Mary Poppins Returns and Ralph Breaks the Internet, which were both released in the prior-year first quarter, and the results of Dumbo, which was released in the prior-year quarter. Significant TFCF titles in release included Spies in Disguise and Call of The Wild.
Higher home entertainment revenue was primarily due to an increase of 42% from the consolidation of TFCF’s operations and an increase of 11% from higher domestic unit sales at our legacy operations. The increase in domestic unit sales at our legacy operations was driven by the performance of Frozen II and Maleficent: Mistress of Evil in the current quarter compared to Ralph Breaks the Internet and Mary Poppins Returns in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Growth in TV/SVOD distribution and other revenue was due to an increase of 30% from the consolidation of TFCF’s operations. Revenues at our legacy operations were essentially flat as an increase of 4% from TV/SVOD distribution was largely offset by a decrease of 3% from stage plays reflecting the impact of theater closures in response to COVID-19. The increase in TV/SVOD distribution at our legacy operations was due to sales of content to Disney+, which included The Lion King, Aladdin, Toy Story 4 and Frozen II, partially offset by lower sales to third parties in the pay and free television windows.
Costs and Expenses
Operating expenses include film cost amortization, which increased $271 million, from $698 million to $969 million, due to the consolidation of TFCF’s operations, partially offset by lower film cost amortization at our legacy operations. Lower amortization at our legacy operations was due to the decrease in theatrical distribution revenue, partially offset by higher film impairments. Operating expenses also include cost of goods sold and distribution costs, which decreased $8 million, from $304 million to $296 million.
Selling, general, administrative and other costs increased $154 million from $617 million to $771 million, due to the consolidation of TFCF’s operations and higher bad debt expense at our theatrical distribution business. These decreases were partially offset by lower theatrical marketing expense at our legacy operations.
Segment Operating Income
Segment operating income decreased $40 million, to $466 million due to lower operating results at our legacy operations, due to higher film impairments, a decrease in theatrical distribution results and lower stage play results, partially offset by an increase in TV/SVOD distribution results. The decrease at our legacy operations was partially offset by the consolidation of TFCF businesses.
Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(81)	$—	nm
Restructuring and impairment charges	(37)	(111)	67%
(1)Amortization of step-up on film and television costs was $54 million and amortization of intangible assets was $27 million.
Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Affiliate fees	$957	$412	>100%
Advertising	1,081	454	>100%
Subscription fees	1,796	153	>100%
TV/SVOD distribution and other	289	126	>100%
Total revenues	4,123	1,145	>100%
Operating expenses	(3,747)	(1,094)	>(100)%
Selling, general, administrative and other	(1,059)	(238)	>(100)%
Depreciation and amortization	(99)	(60)	(65)%
Equity in the loss of investees	(30)	(138)	78%
Operating Loss	$(812)	$(385)	>(100)%
Revenues
The increase in affiliate fees was due to the consolidation of TFCF’s operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Advertising revenue growth was due to increases of $451 million in addressable advertising sales driven by the consolidation of Hulu’s operations and $176 million at our International Channels driven by the consolidation of TFCF’s operations.
The increase in subscription fees was due to the consolidation of Hulu’s operations, the launch of Disney+ starting in November 2019 and, to a lesser extent, subscriber growth at ESPN+.
Growth in TV/SVOD distribution and other revenue was due to Ultimate Fighting Championship (UFC) pay-per-view fees and the consolidation of TFCF’s operations, which primarily consisted of TV/SVOD distribution.
The following table presents the number of paid subscribers(1) (in millions) for Disney+, ESPN+ and Hulu as of:

			% Change
	March 28, 2020	March 30, 2019	Better / (Worse)
Disney+	33.5	—	nm
ESPN+	7.9	2.2	>100%
Hulu
SVOD Only	28.8	23.2	24%
Live TV + SVOD	3.3	2.0	65%
Total Hulu	32.1	25.2	27%
The following table presents the average monthly revenue per paid subscriber(2) for the quarter ended:

			% Change
	March 28, 2020	March 30, 2019	Better / (Worse)
Disney+	$5.63	—	nm
ESPN+ (3)	$4.24	$5.13	(17)%
Hulu (4)
SVOD Only	$12.06	$12.73	(5)%
Live TV + SVOD	$67.75	$52.58	29%
(1) A subscriber for which we recognized subscription revenue. A subscriber ceases to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. A subscription bundle is considered a paid subscriber for each service included in the bundle.
(2) Revenue per paid subscriber is calculated based upon the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber for the quarter ended March 28, 2020 is calculated using a daily average of paid subscribers for the period beginning at launch and ending on the last day of the quarter. The average revenue per subscriber is net of discounts offered on bundled services. The discount is allocated to each service based on the relative retail price of each service on a standalone basis.
(3) Excludes Pay-Per-View revenue.
(4) Hulu’s average monthly revenue per paid subscriber for the period December 30, 2018 to March 19, 2019 is not reflected in the Company’s prior-year quarter revenues, but is included in the average monthly revenue per paid subscriber reported in the table. Includes advertising revenue (including amounts generated during free trial subscription periods).
The average monthly revenue per paid subscriber for ESPN+ decreased from $5.13 to $4.24 due to the introduction of a bundled subscription package offering of Disney+, ESPN+ and Hulu beginning in November 2019. The bundled offering has a lower retail price than the aggregate standalone retail prices of the individual services.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $12.73 to $12.06 driven by lower retail pricing. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $52.58 to $67.75 due to higher retail pricing.
Costs and Expenses
Operating expenses include a $2,208 million increase in programming and production costs, from $769 million to $2,977 million and a $445 million increase in other operating expenses, from $325 million to $770 million. The increase in programming and production costs, which includes the costs of content provided by other segments, was due to the consolidation of Hulu’s and TFCF’s operations, the launch of Disney+ and, to a lesser extent, higher programming costs at

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
ESPN+, primarily for UFC programming rights. Other operating expenses, which include technical support and distribution costs, increased due to the consolidation of Hulu’s and TFCF’s operations and the launch of Disney+.
Selling, general, administrative and other costs increased $821 million from $238 million to $1,059 million due to the consolidation of Hulu’s and TFCF’s operations and the launch of Disney+.
Depreciation and amortization increased $39 million from $60 million to $99 million driven by the consolidation of Hulu’s and TFCF’s operations.
Equity in the Loss of Investees
Loss from equity investees in the prior-year quarter of $138 million improved by $108 million to a loss of $30 million in the current quarter, primarily due to the consolidation of Hulu’s operations. In the current quarter, Hulu’s results are reported in revenues and expenses. In the prior-year quarter, prior to March 20, 2019, the Company recognized its ownership share of Hulu’s results in equity in the loss of investees.
Segment Operating Loss
Segment operating loss increased to $812 million due to costs associated with the launch of Disney+ and the consolidation of Hulu’s operations. Results for the quarter also reflected a net a benefit from the inclusion of TFCF’s operations due to income at the international channels, including Star.
The following table presents supplemental revenue and operating income/(loss) detail for the Direct-to-Consumer & International segment:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better / (Worse)
Supplemental revenue detail
International Channels	$1,389	$615	>100%
Direct-to-Consumer services	2,456	220	>100%
Other (1)	278	310	(10)%
	$4,123	$1,145	>100%
Supplemental operating income (loss) detail
International Channels	$247	$113	>100%
Direct-to-Consumer services	(894)	(277)	>(100)%
Other (1)	(135)	(83)	(63)%
Equity in the loss of investees	(30)	(138)	78%
	$(812)	$(385)	>(100) %
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

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better / (Worse)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(329)	$(55)	>(100)%
Hulu gain	—	4,917	(100)%
Restructuring and impairment charges	(69)	(138)	50%
(1)In the current quarter, amortization of intangible assets was $316 million, amortization of intangible assets related to TFCF equity investees was $8 million and amortization of step-up on film and television costs was $5 million. In the prior-year quarter, amortization of intangible assets was $50 million and amortization of step-up on film and television costs was $5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Eliminations
Intersegment content transactions are as follows:

	Quarter Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(58)	$(13)	>(100)%
Content transactions with Direct-to-Consumer & International	(461)	(82)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(934)	(139)	>(100)%
Total	$(1,453)	$(234)	>(100)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$(10)	$5	nm
Content transactions with Direct-to-Consumer & International	(157)	(46)	>(100) %
Media Networks:
Content transactions with Direct-to-Consumer & International	(85)	—	nm
Total	$(252)	$(41)	>(100) %
Revenues
The increase in revenue eliminations was due to sales of Media Networks content to Hulu and Disney+ and sales of Studio Entertainment content to Disney+. Media Networks sales to Hulu included sales of original ABC Studio titles and Twentieth Century Fox Television library titles. Media Networks sales include the benefit of affiliate fees received from Hulu for networks included in the Hulu Live TV + SVOD service. Media Networks sales to Disney+ included sales of Twentieth Century Fox Television and Disney Channel library titles. Studio Entertainment titles sold to Disney+ included The Lion King, Aladdin, Toy Story 4 and Frozen II.
Operating Income
The increase in the impact from eliminations was driven by sales of Studio Entertainment titles to Disney+ and sales of ABC Studios and Twentieth Century Fox Television titles to Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Six Month Results

Media Networks
Operating results for the Media Networks segment are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Affiliate Fees	$7,394	$6,309	17%
Advertising	3,726	3,647	2%
TV/SVOD distribution and other	3,498	1,648	>100%
Total revenues	14,618	11,604	26%
Operating expenses	(9,549)	(7,347)	(30)%
Selling, general, administrative and other	(1,343)	(968)	(39)%
Depreciation and amortization	(93)	(90)	(3)%
Equity in the income of investees	372	361	3%
Operating Income	$4,005	$3,560	13%
Revenues
The increase in affiliate fees was due to increases of 13% from the consolidation of TFCF’s operations and 7% from higher contractual rates, partially offset by a decrease of 2% from fewer subscribers. The subscriber decline was net of a benefit from the ACC Network launch in August 2019.
The increase in advertising revenues was due to an increase of $130 million at Cable Networks, from $1,759 million to $1,889 million offset by a decrease of $51 million at Broadcasting, from $1,888 million to $1,837 million. Cable Networks advertising revenue reflected increases of 15% from the consolidation of TFCF’s operations and 4% from higher rates. These increases were partially offset by a decrease of 10% from lower impressions reflecting lower average viewership, including the impact COVID-19 had on live sports events. Broadcasting advertising revenue reflected decreases of 5% from lower average network viewership and 3% from the owned television stations, partially offset by increases of 4% from higher network rates and 3% from the consolidation of TFCF’s operations.
The increase in TV/SVOD distribution and other revenue of $1,850 million was due to the consolidation of TFCF’s operations, which consisted primarily of program sales.
Costs and Expenses
Operating expenses include programming and production costs, which increased $2,053 million from $7,047 million to $9,100 million. At Cable Networks, programming and production costs increased $934 million due to the consolidation of TFCF’s operations and, to a lesser extent, contractual increases for sports programming as well as costs for the ACC Network. At Broadcasting, programming and production costs increased $1,119 million due to the consolidation of TFCF’s operations and higher network programming costs driven by higher average costs due to fewer repeats and more hours of higher cost specials. These increases were partially offset by a timing benefit from the adoption of new accounting guidance, which generally results in lower amortization of capitalized episodic television costs during the network airings for shows we also expect to utilize on our direct-to-consumer services. The new guidance also removed certain limitations on the capitalization of episodic television costs. See Note 8 to the Condensed Consolidated Financial Statements. Compared to the previous accounting, programming and production expense will generally be lower in the first half of the fiscal year and higher in the second half of the fiscal year as the capitalized costs are amortized.
Selling, general, administrative and other costs increased $375 million from $968 million to $1,343 million, due to the consolidation of TFCF’s operations.
Segment Operating Income
Segment operating income increased 13%, or $445 million to $4,005 million due to the consolidation of TFCF’s operations and an increase at the ABC Television Network, partially offset by a decrease at ESPN and lower operating income from ABC Studios program sales.
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Cable Networks	$9,211	$7,779	18%
Broadcasting	5,407	3,825	41%
	$14,618	$11,604	26%
Segment operating income
Cable Networks	$2,661	$2,532	5%
Broadcasting	972	667	46%
Equity in the income of investees	372	361	3%
	$4,005	$3,560	13%
Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Network segment that are excluded from segment operating income:

	Six Months Ended
(in millions)	March 28, 2020	March 30, 2019	% Change Better/(Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(611)	$(50)	>(100)%
Restructuring and impairment charges	(22)	(64)	66%
(1)In the current six-month period, amortization of step-up on film and television costs was $305 million and amortization of intangible assets was $306 million. In the prior-year six-month period, amortization of step-up on film and television costs was $32 million and amortization of intangible assets was $18 million.

Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Theme park admissions	$3,621	$3,701	(2)%
Parks & Experiences merchandise, food and beverage	2,967	2,976	—%
Resorts and vacations	3,008	3,034	(1)%
Merchandise licensing and retail	2,385	2,292	4%
Parks licensing and other	958	992	(3)%
Total revenues	12,939	12,995	—%
Operating expenses	(7,258)	(6,747)	(8)%
Selling, general, administrative and other	(1,491)	(1,437)	(4)%
Depreciation and amortization	(1,204)	(1,141)	(6)%
Equity in the loss of investees	(9)	(12)	25%
Operating Income	$2,977	$3,658	(19)%
Revenues
The decrease in theme park admissions revenue was due to a decrease of 9% from lower attendance driven by the closure of the parks, partially offset by an increase of 7% from higher average ticket prices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Parks & Experiences merchandise, food and beverage revenue was comparable to the prior-year six-month period, as a decrease of 9% from lower volumes driven by the closure of the parks and resorts was largely offset by an increase of 8% from higher average guest spending.
The decrease in resorts and vacations revenue was due to decreases of 5% from lower occupied room nights and 2% from a decrease in passenger cruise days driven by the closure of the resorts and suspension of cruise ship sailings, respectively. These decreases were largely offset by increases of 3% from higher average daily hotel room rates, 2% from the consolidation of TFCF’s operations and 1% from higher average ticket prices for cruise line sailings.
Merchandise licensing and retail revenue growth was due to increases of 3% from merchandise licensing, 3% from publishing and 2% from retail, partially offset by a decrease of 3% from games. The increase at merchandise licensing was due to higher revenue from Frozen and Star Wars merchandise, partially offset by a decrease in guaranteed shortfall recognition and lower revenues from merchandise based on Mickey and Minnie. Revenues from merchandise based on Mickey and Minnie in the prior-year period included the benefit of Mickey’s 90th birthday. The increase at publishing was primarily due to the consolidation of TFCF’s operations, while higher revenues at retail were due to an increase in online sales. The decrease at games was driven by the prior-year sale of rights to a video game.
The decrease in parks licensing and other revenue was due to a decrease of 4% from lower Tokyo Disney Resort royalties primarily due to the closure of the park.
The following table presents supplemental park and hotel statistics:

	Domestic		International (1)		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Parks
Increase/(decrease)
Attendance (2)	(4)%	1%	(29)%	(4)%	(11)%	(1)%
Per Capita Guest Spending (3)	11%	6%	—%	9%	12%	7%
Hotels
Occupancy (4)	84%	93%	60%	83%	79%	91%
Available Room Nights (in thousands)(5)	5,150	4,975	1,594	1,587	6,744	6,562
Per Room Guest Spending(6)	$373	$355	$302	$293	$360	$342
(1)Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the average foreign exchange rate for the same period in the prior year.
(2)Attendance is used to analyze volume trends at our theme parks and is based on the number of unique daily entries, meaning that a person visiting multiple theme parks in a single day is counted only once. Our attendance count includes complimentary entries but excludes entries by children under the age of three.
(3)Per capita guest spending is used to analyze guest spending trends and is defined as total revenue from ticket sales and sales of food, beverage and merchandise in our theme parks, divided by total theme park attendance.
(4)Occupancy is used to analyze the usage of available capacity at hotels and is defined as the number of room nights occupied by guests as a percentage of available hotel room nights.
(5)Available hotel room nights are defined as the total number of room nights that are available at our hotels and at DVC properties located at our theme parks and resorts that are not utilized by DVC members. Available hotel room nights include rooms temporarily taken out of service.
(6)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights.
Costs and Expenses
Operating expenses include operating labor, which increased $245 million from $3,008 million to $3,253 million, cost of sales and distribution costs, which increased $76 million from $1,453 million to $1,529 million, and infrastructure costs, which increased $112 million from $1,147 million to $1,259 million. The increase in operating labor was due to inflation, new guest offerings and costs of pay to employees who were not performing services as a result of actions taken in response to COVID-19 (net of the CARES Act credits). Higher cost of sales and distribution costs were primarily due to the consolidation of TFCF’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
operations and inflation. The increase in infrastructure costs was driven by new guest offerings and higher technology spending. Other operating expenses, which include costs for such items as supplies, commissions/fees and entertainment offerings, increased $78 million, from $1,139 million to $1,217 million, due to higher charges for capital project abandonments, new guest offerings and the consolidation of TFCF’s operations, partially offset by lower volumes.
Selling, general, administrative and other costs increased $54 million from $1,437 million to $1,491 million due to costs related to an employee educational program, inflation and the consolidation of TFCF’s operations, partially offset by a favorable foreign exchange impact.
Depreciation and amortization increased $63 million from $1,141 million to $1,204 million due to new attractions at our domestic parks and resorts.
Segment Operating Income
Segment operating income decreased 19%, or $681 million, to $2,977 million due to decreases at our international and domestic parks and experiences, partially offset by an increase at merchandise licensing.
The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment:

	Six Months Ended		% Change Better / (Worse)
(in millions)	March 28, 2020	March 30, 2019
Supplemental revenue detail
Parks & Experiences
Domestic	$9,078	$8,680	5%
International	1,430	1,942	(26)%
Consumer Products	2,431	2,373	2%
	$12,939	$12,995	—%
Supplemental operating income detail
Parks & Experiences
Domestic	$2,233	$2,528	(12)%
International	(292)	142	nm
Consumer Products	1,036	988	5%
	$2,977	$3,658	(19)%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Theatrical distribution	$2,011	$1,125	79%
Home entertainment	938	695	35%
TV/SVOD distribution and other	3,354	2,161	55%
Total revenues	6,303	3,981	58%
Operating expenses	(3,058)	(1,878)	(63)%
Selling, general, administrative and other	(1,757)	(1,226)	(43)%
Depreciation and amortization	(74)	(62)	(19)%
Operating Income	$1,414	$815	73%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
The increase in theatrical distribution revenue was due to the current period performance of Frozen II and Star Wars: The Rise of Skywalker and the consolidation of TFCF’s operations compared to Captain Marvel and Ralph Breaks the Internet in the prior-year period. Additionally, the current period included Maleficent: Mistress Of Evil and Onward and the prior-year period included Mary Poppins Returns, Nutcracker and the Four Realms and Dumbo. Significant TFCF titles included Ford V. Ferrari, Spies in Disguise and Terminator: Dark Fate.
Higher home entertainment revenue was due to an increase of 35% from the consolidation of TFCF’s operations.
Higher TV/SVOD distribution and other revenue was due to an increase of 53% from TV/SVOD distribution due to an increase of 30% from the consolidation of TFCF’s operations and an increase of 24% at our legacy operations. The increase at our legacy operations was due to sales of content to Disney+, partially offset by lower sales to third parties in the pay and free television windows.
Costs and Expenses
Operating expenses included film cost amortization, which increased $1,056 million, from $1,316 million to $2,372 million due to the consolidation of TFCF’s operations and an increase at our legacy operations. The increase at our legacy operations was due to higher TV/SVOD distribution revenue, and to a lesser extent, higher film cost impairments. Operating expenses also include cost of goods sold and distribution costs, which increased $124 million, from $562 million to $686 million, due to the consolidation of TFCF’s operations.
Selling, general, administrative and other costs increased $531 million from $1,226 million to $1,757 million due to the consolidation of TFCF’s operations.
Segment Operating Income
Segment operating income increased 73%, or $599 million, to $1,414 million due to increases in theatrical and TV/SVOD distribution results at our legacy operations.
Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Six Months Ended
(in millions)	March 28, 2020	March 30, 2019	% Change Better/(Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(162)	$—	nm
Restructuring and impairment charges	(57)	(111)	49%
(1)Amortization of step-up on film and television costs was $108 million and amortization of intangible assets was $54 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Affiliate fees	$1,910	$735	>100%
Advertising	2,448	871	>100%
Subscription fees	3,122	186	>100%
TV/SVOD distribution and other	630	271	>100%
Total revenues	8,110	2,063	>100%
Operating expenses	(7,276)	(1,749)	>(100)%
Selling, general, administrative and other	(2,152)	(492)	>(100)%
Depreciation and amortization	(199)	(114)	(75)%
Equity in the income / (loss) of investees	12	(229)	nm
Operating Loss	$(1,505)	$(521)	>(100)%
Revenues
The increase in affiliate fees was due to the consolidation of TFCF’s operations.
The increase in advertising revenues was due to increases of $1,048 million in addressable advertising sales, driven by the consolidation of Hulu’s operations, and $529 million at our International Channels, driven by the consolidation of TFCF’s operations.
The increase in subscription fees was due to the consolidation of Hulu’s operations, the launch of Disney+ and, to a lesser extent, subscriber growth at ESPN+.
Growth in TV/SVOD and other revenue was due to the consolidation of TFCF’s operations, which primarily consisted of TV/SVOD distribution, and UFC pay-per-view fees.
The following table presents the average monthly revenue per paid subscriber(1) for the six-month period ended:

			% Change
	March 28, 2020	March 30, 2019	Better / (Worse)
Disney+	$5.60	$—	nm
ESPN+ (2)	$4.32	$4.94	(13)%
Hulu (3)
SVOD Only	$12.66	$13.57	(7)%
Live TV + SVOD	$63.66	$52.46	21%
(1) Revenue per paid subscriber is calculated based upon the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber for the six-month period ended March 28, 2020 is calculated using a daily average of paid subscribers for the period beginning at launch and ending on the last day of the period. The average revenue per subscriber is net of discounts offered on bundled services. The discount is allocated to each service based on the relative retail price of each service on a standalone basis.
(2) Excludes Pay-Per-View revenue.
(3) Hulu’s average monthly revenue per paid subscriber for the period September 30, 2018 to March 19, 2019 is not reflected in the Company’s prior-year revenues, but is included in the average monthly revenue per paid subscriber reported in the table. Includes advertising revenue (including amounts generated during free trial subscription periods).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The average monthly revenue per paid subscriber for ESPN+ decreased from $4.94 to $4.32 due to the introduction of a bundled subscription package offering of Disney+, ESPN+ and Hulu beginning in November 2019. The bundled offering has a lower retail price than the aggregate standalone retail prices of the individual services.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $13.57 to $12.66 driven by lower retail pricing. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $52.46 to $63.66 due to higher retail pricing.
Costs and Expenses
Operating expenses include a $4,641 million increase in programming and production costs, from $1,215 million to $5,856 million, and a $886 million increase in other operating expenses, from $534 million to $1,420 million. The increase in programming and production costs, which includes the costs of content provided by other segments, was due to the consolidation of Hulu and TFCF’s operations, the launch of Disney+ and, to a lesser extent, higher programming costs at ESPN+, primarily for UFC programming rights. Other operating expenses, which include technical support and distribution costs, increased due to the consolidation of Hulu and TFCF’s operations and the launch of Disney+.
Selling, general, administrative and other costs increased $1,660 million, from $492 million to $2,152 million, due to the consolidation of Hulu and TFCF’s operations and the launch of Disney+.
Depreciation and amortization increased $85 million, from $114 million to $199 million, due to the consolidation of Hulu and TFCF’s operations.
Equity in the Income / (Loss) of Investees
Loss from equity investees in the prior-year period of $229 million improved by $241 million to income of $12 million, due to the consolidation of Hulu.
Segment Operating Loss
Segment operating loss increased from $521 million to $1,505 million due to costs associated with the launch of Disney+ and the consolidation of Hulu’s operations, partially offset by a benefit from the inclusion of TFCF’s operations due to income at the international channels.
The following table presents supplemental revenue and operating income/(loss) detail for the Direct-to-Consumer & International segment:

	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better / (Worse)
Supplemental revenue detail
International Channels	$2,956	$1,109	>100%
Direct-to-Consumer services	4,462	276	>100%
Other (1)	692	678	2%
	$8,110	$2,063	>100%
Supplemental operating income/(loss) detail
International Channels	$617	$250	>100%
Direct-to-Consumer services	(1,956)	(394)	>(100)%
Other (1)	(178)	(148)	(20)%
Equity in the income / (loss) of investees	12	(229)	nm
	$(1,505)	$(521)	>(100)%
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

	Six Months Ended
(in millions)	March 28, 2020	March 30, 2019	% Change Better/(Worse)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(646)	$(55)	>(100)%
Hulu gain	—	4,917	(100)%
Restructuring and impairment charges	(172)	(138)	(25)%
Impairment of equity investments	—	(353)	100%
(1)In the current six-month period, amortization of intangible assets was $620 million, amortization of intangible assets related to TFCF equity investees was $16 million and amortization of step-up on film and television costs was $10 million. In the prior-year six-month period, amortization of intangible assets was $50 million and amortization of step-up on film and television costs was $5 million.

Eliminations
Intersegment content transactions are as follows:

	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(111)	$(34)	>(100) %
Content transactions with Direct-to-Consumer & International	(1,146)	(100)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(1,846)	(284)	>(100)%
Total	$(3,103)	$(418)	>(100)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$(10)	5	nm
Content transactions with Direct-to-Consumer & International	(273)	(44)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(190)	(2)	>(100)%
Total	$(473)	$(41)	>(100)%
Revenues
The increase in revenue eliminations was due to sales of Media Networks content to Hulu and Disney+ and sales of Studio Entertainment content to Disney+. Media Networks sales to Hulu included original and library titles, including both ABC Studios and Twentieth Century Fox Television content. Media Networks sales include the benefit of affiliate fees received from Hulu for networks included in the Hulu Live TV + SVOD service. Media Networks sales to Disney+ were driven by sales of Twentieth Century Fox Television and Disney Channel library titles. Studio Entertainment titles sold to Disney+ included Noelle, Lady and the Tramp, Avengers: Endgame and The Lion King.
Operating Income
The increase in the impact from eliminations was due to sales of Studio Entertainment content to Disney+ and sales of ABC Studios and Twentieth Century Fox Television content to Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Six Months Ended		% Change
(in millions)	March 28, 2020	March 30, 2019	Better/ (Worse)	March 28, 2020	March 30, 2019	Better/ (Worse)
Corporate and unallocated shared expenses	$(188)	$(279)	33%	$(425)	$(440)	3%
Corporate and unallocated shared expenses decreased $91 million from $279 million to $188 million for the quarter and decreased $15 million from $440 million to $425 million for the six-month period. The decreases were primarily due to lower compensation costs, partially offset by the absence of a benefit from amortization of a deferred gain on a sale leaseback due to the adoption of new lease accounting guidance. The current quarter also benefited from lower costs related to TFCF due to the comparison to acquisition related professional fees that were incurred in the prior-year quarter, partially offset by the consolidation of TFCF in the current quarter. TFCF costs in the current six-month period were comparable to the prior-year period as costs from the inclusion of TFCF were effectively offset by the comparison to acquisition related professional fees in the prior-year period.
RESTRUCTURING IN CONNECTION WITH THE ACQUISITION OF TFCF
See Note 18 to the Condensed Consolidated Financial Statements for information regarding the Company’s restructuring activities in connection with the acquisition of TFCF.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better/ (Worse)
(in millions)	March 28, 2020	March 30, 2019
Cash provided by operations - continuing operations	$4,787	$6,014	(20)%
Cash used in investing activities - continuing operations	(2,606)	(12,683)	79%
Cash provided by financing activities - continuing operations	6,616	12,696	(48)%
Cash provided by (used in) operations - discontinued operations	4	(35)	nm
Cash provided by investing activities - discontinued operations	198	—	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	(76)	75	nm
Change in cash, cash equivalents and restricted cash	$8,923	$6,067	47%
Operating Activities
Cash provided by continuing operating activities decreased 20% to $4.8 billion for the current six months compared to $6.0 billion in the prior-year six months due to lower operating cash flows at Direct-to-Consumer & International and Parks, Experiences and Products, partially offset by increased operating cash flows at Studio Entertainment. Lower operating cash flows at Direct-to-Consumer & International were due to higher film and television spending and an increase in operating cash disbursements due to higher operating expenses, partially offset by higher operating cash receipts driven by revenues from TFCF and Hulu and the launch of Disney+. Lower operating cash flows at Parks, Experiences and Products were driven by higher operating cash disbursements primarily due to higher labor costs and costs for new guest offerings. Higher operating cash flows at Studio Entertainment were due to higher theatrical, home entertainment and TV/SVOD distribution revenues, including revenues from TFCF, partially offset by higher operating cash disbursements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the six months ended March 28, 2020 and March 30, 2019 are as follows:

	Six Months Ended
(in millions)	March 28, 2020	March 30, 2019
Beginning balances:
Produced and licensed content assets	$27,407	$9,202
Programming liabilities	(4,061)	(1,178)
	23,346	8,024
Spending:
Television program licenses and rights	6,880	4,710
Film and television production	5,400	2,896
	12,280	7,606
Amortization:
Television program licenses and rights	(6,565)	(4,959)
Film and television production	(4,790)	(2,366)
	(11,355)	(7,325)
Change in film and television production and licensed content	925	281
Net film and television production costs from the acquisition of TFCF and consolidation of Hulu	—	14,141
Other non-cash activity	(37)	372
Ending balances:
Produced and licensed content assets	28,626	29,761
Programming liabilities	(4,392)	(6,943)
	$24,234	$22,818

Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended March 28, 2020 and March 30, 2019 are as follows:

(in millions)	March 28, 2020	March 30, 2019
Media Networks
Cable Networks	$51	$41
Broadcasting	36	55
Total Media Networks	87	96
Parks, Experiences and Products
Domestic	1,549	1,678
International	441	415
Total Parks, Experiences and Products	1,990	2,093
Studio Entertainment	40	39
Direct-to-Consumer & International	299	83
Corporate	169	79
	$2,585	$2,390
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Capital expenditures for the Parks, Experiences and Products segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The decrease in the period compared to the prior-year period was due to lower spend on Star Wars: Galaxy’s Edge.
Capital expenditures at Direct-to-Consumer & International primarily reflect investments in technology. The increase in the current period compared to the prior-year period was due to investments in technology.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment. The increase in the current period compared to the prior-year period was due higher spending on equipment, facilities and technology.
The Company currently expects its fiscal 2020 capital expenditures will be approximately $0.4 billion lower than fiscal 2019 capital expenditures of $4.9 billion due to lower investments at our domestic parks and resorts, partially offset by increased spending on technology at Direct-to-Consumer & International and facilities, equipment and technology at Corporate. Lower capital expenditures, in part, reflects mitigation actions in response to COVID-19.
Other Investing Activities
Cash used for acquisitions of $9.9 billion in the prior six-month period reflects $35.7 billion of cash paid to acquire TFCF less $25.7 billion of cash acquired in the transaction (See Note 4 to the Condensed Consolidated Financial Statements).
Financing Activities
Cash provided by financing activities was $6.6 billion in the current six-month period due to borrowings, partially offset by dividend payments.
Cash provided by financing activities was $6.6 billion in the current six-month period compared to $12.7 billion in the prior-year six-month period. In the current six-month period, the Company received lower cash proceeds from net borrowings ($8.2 billion compared to $14.1 billion in the prior-year six-month period).
See Note 6 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended March 28, 2020 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities maturing in March 2021, March 2023 and March 2025, unused availability under the $5.0 billion bank facility maturing in April 2021, incremental term debt issuances and operating cash flows, to retire or refinance other borrowings before or as they come due.
See Note 12 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2020 and 2019.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control, including COVID-19, which has affected our segment operations in a number of ways, and as a result, had an adverse impact on the Company’s operating cash flows. We have taken a number of measures to mitigate the impact on the Company’s financial position. We have significantly increased the Company’s cash balances through the issuance of commercial paper, as well as the issuance of senior notes in March 2020. In addition, we entered into an additional $5.0 billion credit facility in April 2020, bringing our total bank facilities to $17.25 billion. See Significant Developments for the impact COVID-19 had on our operations and mitigating measures.
Despite the impact of COVID-19, we believe that the Company’s financial condition remains strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities. The Company's financial condition also provides adequate resources to fund future capital expenditures related to the expansion of existing businesses and development of new projects, although these activities have been scaled back or suspended in light of the recent events. In addition to measures the Company has already taken in response to COVID-19, there are a number of additional mitigating actions the Company may take in the future such as not declaring dividends; reducing, or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising additional financing; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of March 28, 2020, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A and A-1, respectively, and Fitch’s long- and short-term debt ratings for the Company were A and F1, respectively. On March 18, 2020, Fitch placed the Company’s debt ratings on Negative Outlook. On April 23, 2020, Standard and Poor’s lowered the Company’s long- and short-term debt ratings to A- and A-2, respectively, and placed the Company’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
ratings on CreditWatch with negative implications. On April 29, 2020, Standard and Poor’s affirmed the Company’s short-term debt rating of A-2 and removed the short-term debt rating from CreditWatch with negative implications. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on March 28, 2020, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
The duration of business closures and other impacts related to COVID-19, and the corresponding duration of the impacts to our operating cash flows, are subject to substantial uncertainty. These impacts to our operating cash flow may require us to rely more heavily on alternative funding resources, such as debt and other types of financing.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
On March 20, 2019 as part of the acquisition of TFCF, The Walt Disney Company (“TWDC”) became the ultimate parent of TWDC Enterprises 18 Corp. (formerly known as The Walt Disney Company) (“Legacy Disney”). Legacy Disney and TWDC are collectively referred to as “Obligor Group”, and individually, as a “Guarantor”. Concurrent with the close of the TFCF acquisition, $16.8 billion of TFCF’s assumed public debt (which then constituted 96% of such debt) was exchanged for senior notes of TWDC (the “exchange notes”) issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an Indenture, dated as of March 20, 2019, between TWDC, Legacy Disney, as guarantor, and Citibank, N.A., as trustee (the “TWDC Indenture”) and guaranteed by Legacy Disney. On November 26, 2019, $14.0 billion of the outstanding exchange notes were exchanged for new senior notes of TWDC registered under the Securities Act, issued pursuant to the TWDC Indenture and guaranteed by Legacy Disney. In addition, contemporaneously with the closing of the March 20, 2019 exchange offer, TWDC entered into a guarantee of the registered debt securities issued by Legacy Disney under the Indenture dated as of September 24, 2001 between Legacy Disney and Wells Fargo Bank, National Association, as trustee (the “2001 Trustee”) (as amended by the first supplemental indenture among Legacy Disney, as issuer, TWDC, as guarantor, and the 2001 Trustee, as trustee).
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at March 28, 2020 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$27,031	$29,597	$14,601	$14,674
The guarantees by TWDC and Legacy Disney are full and unconditional and cover all payment obligations arising under the guaranteed registered debt securities. The guarantees may be released and discharged upon (i) as a general matter, the indebtedness for borrowed money of the consolidated subsidiaries of TWDC in aggregate constituting no more than 10% of all consolidated indebtedness for borrowed money of TWDC and its subsidiaries (subject to certain exclusions), (ii) upon the sale, transfer or disposition of all or substantially all of the equity interests or all or substantially all, or substantially as an entirety, the assets of Legacy Disney to a third party, and (iii) other customary events constituting a discharge of a guarantor’s obligations. In addition, in the case of Legacy Disney’s guarantee of registered debt securities issued by TWDC, Legacy Disney may be released and discharged from its guarantee at any time Legacy Disney is not a borrower, issuer or guarantor under certain material bank facilities or any debt securities.
Operations are conducted almost entirely through the Company’s subsidiaries. Accordingly, the Obligor Group’s cash flow and ability to service its debt, including the public debt, are dependent upon the earnings of the Company’s subsidiaries and the distribution of those earnings to the Obligor Group, whether by dividends, loans or otherwise. Holders of the guaranteed registered debt securities have a direct claim only against the Obligor Group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Set forth below are summarized financial information for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances between TWDC and Legacy Disney and (ii) equity in the earnings from and investments in any subsidiary that is a non-Guarantor. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Results of operations (in millions)	Six Months Ended March 28, 2020
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(416)
Net income (loss)	(416)
Net income (loss) attributable to TWDC shareholders	(416)

Balance Sheet (in millions)	March 28, 2020	September 28, 2019
Current assets	$9,298	$1,145
Noncurrent assets	1,577	1,398
Current liabilities	13,319	9,405
Noncurrent liabilities (excluding intercompany to non-Guarantors)	45,915	41,728
Intercompany payables to non-Guarantors	145,214	143,574

COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 14 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
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
Produced and Acquired/Licensed Content Costs
At the beginning of fiscal 2020, the Company adopted on a prospective basis, new FASB guidance that updates the accounting for film and television content costs. Under that new guidance, we amortize and test for impairment capitalized film and television production costs based on whether the content is predominantly monetized individually or as a group. See Note 8 to the Condensed Consolidated Financial Statements for further discussion.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement medical expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. A lower expected rate of return on plan assets will increase pension and postretirement medical expense.
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
Allowance for Credit Losses
We evaluate our allowance for credit losses and estimate collectability of accounts receivable based on our analysis of historical bad debt experience in conjunction with our assessment of the financial condition of individual companies with which we do business. In times of domestic or global economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods. In addition, see Note 3.
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and have been developed in consultation with outside counsel as appropriate. From time to time, we may also be involved in other contingent matters for which we have accrued estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our assumptions regarding other contingent matters. See Note 14 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
COVID-19 Impacts on Accounting Policies and Estimates
In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As COVID-19 continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to our financial statements in future periods. A more detailed discussion of the impact of COVID-19 on the Accounting Policies and Estimates follows.
Produced and Acquired/Licensed Content Costs
Certain of our completed or in progress film and television productions have had their initial release dates delayed or cancelled. The duration of the delay, market conditions when we release the content, or a change in our release strategy (e.g. to bypass certain windows) could have an impact on Ultimate Revenues, which may accelerate amortization or result in an impairment of capitalized film and television production costs.
With the current suspension of live sporting events and the uncertain timing of resuming live sporting events, the amount and timing of revenues derived from the broadcast of these events may differ from the projections of revenues that support our amortization pattern of the rights costs we pay for these events. Such changes in revenues could result in an acceleration or slowing of the amortization of our sports rights costs.
Revenue Recognition
Certain of our affiliate contracts contain commitments with respect to the content to be aired on our television networks (e.g. live sports or original content). Depending on the duration of the suspension of live sporting events and film and television content production activities and our assessment of the contractual obligations, we may need to adjust the revenue that we recognize in future periods related to these contracts.
Pension and Postretirement Medical Plan Actuarial Assumptions
The discount rate and expected long-term rate of return of plan assets could be significantly different at our next measurement date at the end of the current fiscal year when compared to our last measurement date. If the discount rate or asset return rate is lower, our underfunded status and future plan expense would increase (absent additional contributions).
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
Given the ongoing impacts of COVID-19 across our businesses, the long-range cash flow projections that we use to assess the fair value of our businesses and assets for purposes of impairment testing are subject to greater uncertainty than normal. If in the future we reduce our cash flow projections, we may need to impair some of these assets.
As discussed in the Critical Accounting Policies and Estimates section of our fiscal 2019 Annual Report on Form 10-K, the fair value of our International Channels reporting unit exceeded the carrying value by less than 10%. Our International Channels reporting unit comprises the Company’s international television networks, which derive their revenues primarily from affiliate fees and advertising revenues. A majority of the operations in this reporting unit were acquired in the TFCF acquisition and therefore the fair value of these businesses approximated the carrying value at the date of the acquisition of TFCF. Goodwill of this reporting unit is approximately $3 billion. Given the uncertain ultimate impact of COVID-19 on these businesses, our cash flow projections for these businesses could decrease in the future, which could lead to an impairment of goodwill.
Income Tax (See Note 9 to the Condensed Consolidated Financial Statements)
The determination of interim period tax provisions generally requires the use of a forecasted full year effective tax rate, which in turn requires a full year forecast of earnings before tax and tax expense. Given the uncertainties created by COVID-19, these forecasts are subject to greater than normal variability, which could lead to volatility in our reported quarterly effective tax rates.
Risk Management Contracts
The Company employs a variety of financial instruments (derivatives) including interest rate and cross-currency swap agreements and forward and option contracts to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices.
Changes to our hedged cash flows from a decrease in projected revenues of the Company or reductions of projected usage of commodities as compared to our projections when we entered into hedges may cause us to recognize gains or losses on our hedging instruments in our income statement prior to when the hedged transaction was projected to occur.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 to the Condensed Consolidated Financial Statements.
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
Based on their evaluation as of March 28, 2020, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the second quarter of fiscal 2019, we completed the acquisition of TFCF and began consolidating Hulu (see Note 4 to the Condensed Consolidation Financial Statements). We are currently integrating TFCF and Hulu into our operations and internal control processes.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 14 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 14 relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations, projections, estimates or future impacts; actions that we may take (or not take); or developments beyond our control, including changes in domestic or global economic conditions. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied.
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report and our other filings with the SEC, the most significant factors affecting our business include the following:
The adverse impact of COVID-19 on our businesses will continue for an unknown length of time.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. We have closed our theme parks and retail stores; suspended our cruise ship sailings, stage play performances and guided tours; delayed or, in some instances shortened or cancelled, theatrical distribution of films both domestically and internationally; and seen adverse advertising sales and supply chain impacts. Many of our businesses have been closed consistent with government mandates or guidance. We have experienced disruptions in the production and availability of content, including the cancellation or deferral of certain sports events and suspension of production of most film and television content. We have continued to pay for certain sports content rights, even during these cancellations or deferrals. The impacts to our content have resulted in decreased viewership and advertising revenues, and demands for affiliate fee reductions related to certain of our television networks. These impacts are likely to be exacerbated the longer such content is not available. Other of our offerings could be exposed to additional financial impacts in the event of significant future unavailability of content. We and our customers have cancelled a significant number of reservations at our hotels, cruises and experiences. We have also seen declines in merchandise revenue at our retail business due to store closures and at certain of our licensees. We have granted rent waivers to some of our tenants and they are not paying rent while certain of our facilities are closed. We have experienced increased returns and refunds and customer requests for payment deferrals. Collectively, our impacted businesses have historically been the source of the majority of our revenue. These and other COVID-19 impacts on our businesses will continue for an unknown length of time.
We have taken a number of mitigation efforts in response. We have significantly increased cash balances through the issuance of commercial paper, as well as, the issuance of senior notes in March 2020. We entered into an additional $5.0 billion credit facility in April 2020. The Company (or our Board of Directors) has also elected to not declare a dividend payable in July 2020 with respect to the first half of fiscal year 2020; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily eliminated Board of Director retainers; and committee fees and furloughed over 120,000 of our employees (who will continue to receive Company provided medical benefits). Such mitigation measures have increased our outstanding indebtedness and leverage ratios and delayed projects in which we have invested, particularly at our parks and resorts. We may take additional mitigation actions in the future such as raising additional financing; not declaring dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending; reducing film and television investments; or implementing additional furloughs or reductions in force. Some of our mitigating actions may have an adverse impact on our businesses. Additionally, there are certain limitations on our ability to mitigate the adverse financial impact of COVID-19, including the fixed costs of our theme park business.
Even after reopening or resuming certain operations, we expect those operations will continue to be adversely impacted by government mandated restrictions (such as density limitations and travel restrictions); measures we may voluntarily implement; the social distancing practices and health concerns of consumers, talent and production workers; and logistical limitations. Geographic variation in government requirements and ongoing changes to restrictions could disrupt our businesses, including our production operations. Additionally, consumers may change their behavior and consumption patterns in response to the prolonged suspension of certain of our businesses, such as subscription to pay television packages or theater-going to watch movies. Our customers, including individuals as well as businesses such as theatrical distributors, affiliates, licensees of rights to use our programming and intellectual property, advertisers and others, may be negatively impacted by the economic downturn caused by the pandemic, resulting in decreased purchases of our goods and services even after certain operations resume. Some industries in which our customers operate, such as theatrical distribution, could experience contraction, which would impact the profitability of our businesses going forward. Additionally, we will incur incremental costs to reopen our parks and restart our halted construction projects and expect to incur costs to implement health and safety measures. The costs of reopening our parks and resorts may lead to greater near term losses.
The COVID-19 impact on capital markets could impact our cost of borrowing. Certain of our assets, including goodwill, could become impaired; we have increased, and may further increase, allowances for credit losses; and there may be changes in judgments in determining the fair-value of assets; estimates related to variable consideration may change due to increased returns, reduced usage of our products or services and decreased royalties; and our credit ratings may be further downgraded as a result of the COVID-19 impact, which may impact our cost of borrowing. Financial risks, including those related to our increased levels of indebtedness, may be exacerbated by the timing of customer deposit refunds; liquidity issues among our key customers, particularly advertisers, television affiliates, theatrical exhibitors and distributors and licensees, which have impacted timely payments by such customers to the Company; loss or delay of receivables as a result of contractual performance short falls; and our contractual payment obligations. Remediation efforts may not be successful. The Company has $14.1 billion in trade accounts receivable outstanding at March 28, 2020, with an allowance for credit losses of $0.5 billion. Our estimates and judgements with respect to the collectability of our receivables are subject to greater uncertainty due to the impacts of COVID-19. Our pension and postretirement medical plans will be remeasured at the end of fiscal 2020, and as a result, the underfunded status and costs may increase (See Management's Discussion and Analysis - Other Matters). Economic or political conditions in a country as a result of COVID-19 could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
COVID-19 also makes it more challenging for management to estimate future performance of our businesses. COVID-19 has already had an adverse impact on our businesses and net cash flow, and we expect the ultimate magnitude of these disruptions on our financial and operational results will be dictated by the length of time that such disruptions continue which will, in turn, depend on the currently unknowable duration of COVID-19, the impact and duration of governmental regulations imposed in response to the pandemic and individuals’ and companies’ risk tolerance regarding health matters going forward.
Changes in U.S., global, and regional economic conditions are expected to have an adverse effect on the profitability of our businesses.
A decline in economic activity in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. Global economic activity is in decline as a result of COVID-19. Past declines in economic conditions reduced spending at our parks and resorts, purchases of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. The current decline in economic conditions could also reduce attendance at our parks and resorts when they reopen, prices that MVPDs pay for our cable programming or subscription levels for our cable programming or direct-to-consumer products. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. A decline in economic conditions could impact implementation of our expansion plans. Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets, or reduce the U.S. dollar value of revenue we receive and expect to receive from other markets. Economic or political conditions in a country could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
Misalignment with public and consumer tastes and preferences for entertainment and consumer products could negatively impact demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create filmed entertainment and television programming, which may be distributed among other ways through broadcast, cable, internet or cellular technology, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for public or out-of-home entertainment experiences. COVID-19 may impact consumer tastes and preferences. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, television programming, other content production, acquisition of sports rights, theme park attractions, cruise ships or hotels and other resort facilities before we know the extent to which these products will earn consumer acceptance. The impacts of COVID-19 are inhibiting and delaying our ability to earn returns on these and other investments. If our entertainment offerings and products, including our modified content offerings, do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), affiliate fees, subscription fees, theatrical film receipts, the license of rights to other distributors, theme park admissions, hotel room charges and merchandise, food and beverage sales, sales of licensed consumer products or from sales of our other consumer products and services, may decline, decline further or fail to grow to the extent we anticipate when making investment decisions and thereby adversely affect the profitability of one or more of our businesses.
Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. COVID-19 may accelerate this trend. In order to respond to these developments, we regularly consider and from time to time implement changes to our business models, most recently by developing DTC products for certain sports programming on ESPN+ (launched in 2018) and for filmed entertainment and other programming on Disney+ (launched in November 2019) and increasing our stake in Hulu (assumed full operational control in May 2019). There can be no assurance that our DTC offerings and other efforts will successfully respond to these changes, and we expect to forgo revenue from traditional sources. There can be no assurance that the DTC model and other business models we may develop will ultimately be as profitable as our existing business models.
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
The unauthorized use of our intellectual property may increase the cost of protecting rights in our intellectual property or reduce our revenues. The convergence of computing, communication and entertainment devices, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and enforcement of intellectual property rights more challenging. The unauthorized distribution and access to entertainment content generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect entertainment industry intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. COVID-19 may increase incentives and opportunities to access content in unauthorized ways, as negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.
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
Protection of electronically stored data is costly, and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.
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
A variety of uncontrollable events may reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost of providing our products and services.
Demand for and consumption of our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for and consumption of other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); health concerns (including as it has been by COVID-19); international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to some of these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents, including the costs of protecting against the spread of COVID-19, reduces the profitability of our operations.
For example, COVID-19 and measures to prevent its spread are currently impairing our ability to provide our products and services and reducing consumption of those products and services. Further, prior to COVID-19, events in Hong Kong impacted profitability of our Hong Kong operations and may continue to do so, and past hurricanes have impacted the profitability of Walt Disney World Resort in Florida and future hurricanes may also do so.
The negative economic consequences of COVID-19 may be particularly challenging in international markets where individuals and local businesses have limited access to government supported “safety nets”, which could lead to political instability and unrest, and further depress demand for our products and services over a longer timeframe.
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties, the profitability of one or more of our businesses could be adversely affected. COVID-19 impacts on third parties’ liquidity have impacted timely payments by such third parties to the Company.
We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance. For example, we expect some losses related to COVID-19 impacts will not be covered by insurance available to us and insurers may contest coverage.
Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.
As changes in our business environment occur we may adjust our business strategies to meet these changes or we may otherwise decide to restructure our operations or particular businesses or assets. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. For example, current conditions, including COVID-19, have reduced our ultimate expected returns on some of our films. We may write down other assets as our strategy evolves to account for the current business environment. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF and investments related to direct-to-consumer offerings. Some of these investments may have returns that are negative or low and the ultimate business prospects of the businesses related to these investments may be uncertain, and these risks are exacerbated by COVID-19. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
Increased competitive pressures may reduce our revenues or increase our costs.
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes, among other types, competition for human resources, programming and other resources we require in operating our business. For example:
•Our studio operations and media businesses compete to obtain creative, performing and business talent, sports and other programming, story properties, advertiser support and market share with other studio operations, broadcast and cable networks, SVOD providers and other new sources of broadband delivered content.
•Our broadcast and cable networks and stations and direct-to-consumer offerings compete for the sale of advertising time with other broadcast, cable and satellite services, as well as with newspapers, magazines, billboards and radio stations. In addition, we increasingly face competition for advertising sales from internet and mobile delivered content, which offer advertising delivery technologies that are more targeted than can be achieved through traditional means.
•Our cable networks compete for carriage of their programming with other programming providers.
•Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities.
•Our studio operations compete for customers with all other forms of entertainment.
•Our interactive media operations compete with other licensors and publishers of console, online and mobile games and other types of home entertainment.
•Our direct-to-consumer businesses compete for customers with competitors’ direct-to-consumer offerings, all other forms of media and all other forms of entertainment, as well as for technology, creative, performing and business talent and for content. Competition in each of these areas may increase as a result of technological developments and changes in market structure, including consolidation of suppliers of resources and distribution channels. Increased competition may divert consumers from our creative or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs. Competition for the acquisition of resources can increase the cost of producing our products and services or deprive us of talent necessary to produce high quality creative material. Such competition may also reduce, or limit growth in, prices for our products and services, including advertising rates and subscription fees at our media networks, parks and resorts admissions and room rates, and prices for consumer products from which we derive license revenues.
Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or programming distributors, facing pressures resulting from increased subscription fees and alternative distribution challenges, may demand terms (including pricing and the breadth of distribution) that reduce our revenue from distribution of programs (or increase revenue at slower rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by recent consolidation in the market for program distribution, the entrance of new participants in the market for distribution of content on digital platforms and the impacts of COVID-19. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for programming, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.

Changes in regulations applicable to our businesses may impair the profitability of our businesses.
Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of U.S. and overseas regulations. These regulations include:
•U.S. FCC regulation of our television and radio networks, our national programming networks and our owned television stations. See Item 1 — Business — Media Networks, Federal Regulation.
•Federal, state and foreign privacy and data protection laws and regulations.
•Regulation of the safety and supply chain of consumer products and theme park operations.
•Environmental protection regulations.
•Imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, currency exchange controls or motion picture or television content requirements, investment obligations or quotas.
•Domestic and international labor laws, tax laws or currency controls
Changes in any of these regulations or regulatory activities in any of these areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable. For example, in January 2019 India implemented regulation and tariffs impacting certain bundling of channels.
Public health or other regional, national, state or local regulations or policies may impact our ability to operate our businesses at all or in accordance with historic practice. In addition to the government requirements that have currently closed or impacted most of our businesses as a result of COVID-19, new government requirements may be imposed.
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
Volatility in the financial markets has impacted our cost of borrowing and could impede access to or increase the cost of financing our operations and investments.
U.S. and global markets are currently experiencing significant volatility. Past disruptions in the U.S. and global credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios.

Fitch has placed our debt ratings on Negative Outlook and Standard & Poor’s has recently downgraded our debt ratings by one notch and placed our long-term debt rating on CreditWatch with negative implications. These ratings actions and any potential future decrease could increase our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs, could affect our ability to settle existing contracts and could also affect the ability of our business customers to obtain financing and thereby to satisfy their obligations to us.
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
Each of our businesses is normally subject to seasonal variations and variations in connection with the timing of our product offerings, including as follows:
•Revenues in our Media Networks segment are subject to seasonal advertising patterns, changes in viewership levels and timing of program sales. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Affiliate fees are typically recognized ratably throughout the year.
•Revenues in our Parks and Resorts segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Our parks, resorts and experiences have been closed for the spring vacation periods as a result of COVID-19. Some of our parks were also closed during the early-winter vacation period. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts, many of which have been delayed, canceled or modified.
•Revenues in our Studio Entertainment segment fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition, the timing of vacation and holiday periods and closing of theaters due to COVID-19.
•Direct-to-Consumer & International revenues fluctuate based on: changes in subscriber levels; the timing and performance of releases of our digital media content; viewership levels on our cable channels and digital platforms; and the demand for sports and our content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons, content production schedules and league shut downs.
Accordingly, negative impacts on our business occurring during a time of high seasonal demand could have a disproportionate effect on the results of that business for the year. Examples include the COVID-19 pandemic on various high seasons or hurricane damage to our parks during the summer travel season.
Sustained increases in costs of pension and postretirement medical and other employee health and welfare benefits may reduce our profitability.
With approximately 220,000 employees, our profitability is substantially affected by costs of pension and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macroeconomic factors, which are beyond our control, including increases in the cost of health care. COVID-19 impacts may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. Our pension and postretirement medical plans will be remeasured at the end of fiscal 2020, and as a result, the underfunded status and costs may increase. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. Although we have actively sought to control increases in these costs, there can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

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
Risk Factors Related to the TFCF Acquisition
Our consolidated indebtedness increased substantially following completion of the TFCF acquisition and in connection with COVID-19 impacts. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness as of September 29, 2018 was approximately $20.9 billion. With the completion of the TFCF acquisition, our consolidated indebtedness and cash and cash equivalents as of September 28, 2019 were approximately $47.0 billion and $5.4 billion, respectively. As of March 28, 2020 our consolidated indebtedness and cash and cash equivalents were approximately $55.4 billion and $14.3 billion, respectively. The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, such as those presented by COVID-19, among others. The increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Fitch has placed our debt ratings on Negative Outlook and Standard & Poor’s has recently downgraded our debt ratings by one notch and placed our long-term debt rating on CreditWatch with negative implications. Our financial flexibility may be further constrained by the issuance of shares of common stock in the TFCF acquisition, to the extent we determine to make dividend payments.
The TFCF acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
The TFCF acquisition is not currently accretive to our earnings per share. Our expectations regarding the timeframe in which the TFCF acquisition may become accretive to our earnings per share, excluding the impact of purchase accounting, may not be realized. In addition, we could fail to realize all of the benefits anticipated in the TFCF acquisition or experience delays or inefficiencies in realizing such benefits, which could be exacerbated by the impact of COVID-19. Such factors could, combined with the issuance of shares of our common stock in connection with the TFCF acquisition, result in the TFCF acquisition continuing to be dilutive to our earnings per share, which could negatively affect the market price of our common stock.
Although we expect that the TFCF acquisition will result in synergies and other benefits to us, we may not realize those benefits because of challenges inherently associated with integration, performance and the achievement of synergies.
The Company and TFCF were operated independently until completion of the TFCF acquisition, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. For a discussion of TFCF’s contribution to the Company in fiscal 2019, see Management’s Discussion and Analysis in our Form 10-K. If we are delayed or not able to successfully integrate TFCF’s businesses with ours, pursue our direct-to-consumer strategy successfully, or realize the strategic value of the TFCF assets, the anticipated benefits and cost savings of the TFCF acquisition may not be realized fully or may take longer than expected to be realized, and could be exacerbated by the impact of COVID-19. Further, it is possible that there could be loss of key employees, loss of customers, disruption of ongoing businesses or unexpected issues, higher than expected costs and an overall post-acquisition process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in the integration of TFCF businesses in order to realize the anticipated benefits of the TFCF acquisition so the combined company performs as we hope:
•combining the companies’ corporate functions;
•combining the businesses of the Company and TFCF in a manner that permits us to achieve the synergies anticipated to result from the TFCF acquisition, the failure of which would result in the anticipated benefits of the TFCF acquisition not being realized in the time frame currently anticipated or at all;
•maintaining existing agreements with customers, distributors, providers, talent and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers, talent and vendors;

•determining whether and how to address possible differences in corporate cultures and management philosophies;
•integrating the companies’ administrative and information technology infrastructure; and
•developing products and technology that allow value to be unlocked in the future.
The TFCF acquisition was announced in December 2017 and closed March 2019, with integration activities currently ongoing. The pursuit of the TFCF acquisition, preparation for the integration of TFCF and integration of TFCF have placed a significant burden on our management and internal resources and the integration of TFCF continues to do so. This may disrupt our ongoing business and the business of the combined company.
Consummation of the TFCF acquisition has increased our exposure to the risks of operating internationally.
We are a diversified entertainment company that offers entertainment, travel and consumer products worldwide. Although many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside of the U.S., the combination with TFCF has increased the importance of international operations to our future operations, growth and prospects. Our risks of operating internationally have increased following the completion of the TFCF acquisition and as a result of COVID-19.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 28, 2020:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 29, 2019 - January 31, 2020	179,209	$144.75	—	na
February 1, 2020 - February 29, 2020	26,130	140.11	—	na
March 1, 2020 - March 28, 2020	90,555	99.30	—	na
Total	295,894	130.43	—	na

(1)295,894 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

1.1
Underwriting Agreement, dated March 19, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein
Exhibit 1.1 to the Current Report on Form 8-K of the Company filed March 23, 2020

1.2	Underwriting Agreement, dated March 26, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Merrill Lynch Canada Inc., HSBC Securities (Canada) Inc. and RBC Dominion Securities Inc.	Exhibit 1.1 to the Current Report on Form 8-K of the Company filed March 30, 2020

4.1	Indenture (incorporated by reference from Exhibit 4.1 to The Walt Disney Company’s Current Report on Form 8-K filed on March 20, 2019)	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 23, 2020

4.2	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request

10.1	Amendment to Amended and Restated Employment Agreement Dated as of October 6, 2011 and as previously amended, between the Company and Robert A. Iger dated February 24, 2020	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2020

10.2	Employment Agreement dated as of February 24, 2020 between the Company and Robert Chapek	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 25, 2020

10.3	Amended and Restated 2011 Stock Incentive Plan	Annex B to Proxy Statement of registrant filed January 17, 2020

10.4	364-Day Credit Agreement dated as of March 6, 2020	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 11, 2020

10.5	Five-Year Credit Agreement dated as of March 6, 2020	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 11, 2020

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
May 5, 2020
Burbank, California