Form 10-Q
period 2020-06-27
Walt Disney Co
filed 2020-08-04
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,807,063,365 shares of common stock outstanding as of July 29, 2020.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues:
Services	$11,235	$18,039	$45,519	$43,918
Products	544	2,223	5,162	6,571
Total revenues	11,779	20,262	50,681	50,489
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,209)	(11,463)	(29,287)	(26,197)
Cost of products (exclusive of depreciation and amortization)	(687)	(1,374)	(3,580)	(4,020)
Selling, general, administrative and other	(2,455)	(3,368)	(9,557)	(7,850)
Depreciation and amortization	(1,377)	(1,306)	(4,010)	(2,866)
Total costs and expenses	(11,728)	(17,511)	(46,434)	(40,933)
Restructuring and impairment charges	(5,047)	(207)	(5,342)	(869)
Other income (expense), net	382	(123)	382	4,840
Interest expense, net	(412)	(411)	(995)	(617)
Equity in the income (loss) of investees	186	(1)	545	(234)
Income (loss) from continuing operations before income taxes	(4,840)	2,009	(1,163)	12,676
Income taxes on continuing operations	331	(393)	(650)	(2,685)
Net income (loss) from continuing operations	(4,509)	1,616	(1,813)	9,991
Income (loss) from discontinued operations, net of income tax benefit (expense) of $1, ($102), $11 and ($107), respectively	(3)	366	(32)	388
Net income (loss)	(4,512)	1,982	(1,845)	10,379
Net income from continuing operations attributable to noncontrolling interests	(209)	(186)	(309)	(343)
Net income from discontinued operations attributable to noncontrolling interests	—	(36)	—	(36)
Net income (loss) attributable to The Walt Disney Company (Disney)	$(4,721)	$1,760	$(2,154)	$10,000

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$(2.61)	$0.79	$(1.17)	$5.97
Discontinued operations	—	0.18	(0.02)	0.22
	$(2.61)	$0.97	$(1.19)	$6.19
Basic
Continuing operations	$(2.61)	$0.79	$(1.17)	$6.00
Discontinued operations	—	0.18	(0.02)	0.22
	$(2.61)	$0.98	$(1.19)	$6.22

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,809	1,814	1,807	1,616
Basic	1,809	1,802	1,807	1,607
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$(4,512)	$1,982	$(1,845)	$10,379
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	(128)	(12)	(106)	(105)
Pension and postretirement medical plan adjustments	97	24	277	145
Foreign currency translation and other	51	20	(145)	45
Other comprehensive income (loss)	20	32	26	85
Comprehensive income (loss)	(4,492)	2,014	(1,819)	10,464
Net income from continuing operations attributable to noncontrolling interests	(209)	(222)	(309)	(379)
Other comprehensive income (loss) attributable to noncontrolling interests	—	33	(26)	(3)
Comprehensive income (loss) attributable to Disney	$(4,701)	$1,825	$(2,154)	$10,082
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 27, 2020	September 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$23,115	$5,418
Receivables	12,622	15,481
Inventories	1,559	1,649
Licensed content costs and advances	3,135	4,597
Other current assets	899	979
Total current assets	41,330	28,124
Produced and licensed content costs	25,560	22,810
Investments	3,611	3,224
Parks, resorts and other property
Attractions, buildings and equipment	61,130	58,589
Accumulated depreciation	(34,639)	(32,415)
	26,491	26,174
Projects in progress	4,380	4,264
Land	1,020	1,165
	31,891	31,603
Intangible assets, net	19,589	23,215
Goodwill	77,233	80,293
Other assets	8,435	4,715
Total assets	$207,649	$193,984

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$16,986	$17,762
Current portion of borrowings	10,224	8,857
Deferred revenue and other	3,707	4,722
Total current liabilities	30,917	31,341
Borrowings	54,197	38,129
Deferred income taxes	7,055	7,902
Other long-term liabilities	15,855	13,760
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	9,162	8,963
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	54,386	53,907
Retained earnings	39,004	42,494
Accumulated other comprehensive loss	(6,617)	(6,617)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	85,866	88,877
Noncontrolling interests	4,597	5,012
Total equity	90,463	93,889
Total liabilities and equity	$207,649	$193,984
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(1,813)	$9,991
Depreciation and amortization	4,010	2,866
Goodwill and intangible asset impairments	4,953	—
Net gain on acquisition and investments	(370)	(4,719)
Deferred income taxes	(548)	1,716
Equity in the (income) loss of investees	(545)	234
Cash distributions received from equity investees	567	548
Net change in produced and licensed content costs and advances	(1,483)	59
Net change in operating lease right of use assets / liabilities	16	—
Equity-based compensation	388	591
Other	471	83
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	2,100	(1,428)
Inventories	86	(96)
Other assets	8	450
Accounts payable and other liabilities	(1,986)	219
Income taxes	95	(6,248)
Cash provided by operations - continuing operations	5,949	4,266

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,293)	(3,567)
Acquisitions	—	(9,901)
Other	(27)	(317)
Cash used in investing activities - continuing operations	(3,320)	(13,785)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,373	2,973
Borrowings	18,030	31,348
Reduction of borrowings	(2,297)	(19,039)
Dividends	(1,587)	(1,310)
Proceeds from exercise of stock options	238	278
Contributions from / sales of noncontrolling interests	—	544
Acquisition of noncontrolling and redeemable noncontrolling interests	—	(1,430)
Other	(838)	(831)
Cash provided by financing activities - continuing operations	14,919	12,533

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	2	320
Cash provided by investing activities - discontinued operations	198	—
Cash used in financing activities - discontinued operations	—	(179)
Cash provided by discontinued operations	200	141

Impact of exchange rates on cash, cash equivalents and restricted cash	(49)	47

Change in cash, cash equivalents and restricted cash	17,699	3,202
Cash, cash equivalents and restricted cash, beginning of period	5,455	4,155
Cash, cash equivalents and restricted cash, end of period	$23,154	$7,357
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at March 28, 2020	1,806	$54,230	$43,721	$(6,637)	$(907)	$90,407	$4,470	$94,877
Comprehensive income (loss)	—	—	(4,721)	20	—	(4,701)	141	(4,560)
Equity compensation activity	1	156	—	—	—	156	—	156
Distributions and other	—	—	4	—	—	4	(14)	(10)
Balance at June 27, 2020	1,807	$54,386	$39,004	$(6,617)	$(907)	$85,866	$4,597	$90,463

Balance at March 30, 2019	1,798	$53,419	$41,212	$(3,786)	$(907)	$89,938	$14,401	$104,339
Comprehensive income	—	—	1,760	65	—	1,825	128	1,953
Equity compensation activity	3	323	—	—	—	323	—	323
Dividends	—	—	(1,585)	—	—	(1,585)	—	(1,585)
Contributions	—	—	—	—	—	—	689	689
Acquisition of TFCF	—	(30)	—	—	—	(30)	(96)	(126)
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(7,797)	(7,797)
Redemption of noncontrolling interest	—	—	—	—	—	—	(1,430)	(1,430)
Distributions and other	—	6	(5)	—	—	1	(11)	(10)
Balance at June 29, 2019	1,801	$53,718	$41,382	$(3,721)	$(907)	$90,472	$5,884	$96,356
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income (loss)	—	—	(2,154)	—	—	(2,154)	135	(2,019)
Equity compensation activity	5	470	—	—	—	470	—	470
Dividends	—	9	(1,596)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	53	53
Adoption of new lease accounting guidance	—	—	197	—	—	197	—	197
Distributions and other	—	—	63	—	—	63	(603)	(540)
Balance at June 27, 2020	1,807	$54,386	$39,004	$(6,617)	$(907)	$85,866	$4,597	$90,463

Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	10,000	82	—	10,082	318	10,400
Equity compensation activity	6	738	—	—	—	738	—	738
Dividends	—	8	(2,903)	—	—	(2,895)	—	(2,895)
Contributions	—	—	—	—	—	—	736	736
Acquisition of TFCF	307	33,774	—	—	—	33,774	10,542	44,316
Adoption of new accounting guidance:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	129	—	—	129	—	129
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)	—	7	—	7
Retirement of treasury stock	—	(17,563)	(49,118)	—	66,681	—	—	—
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(7,797)	(7,797)
Redemption of noncontrolling interest	—	—	—	—	—	—	(1,430)	(1,430)
Distributions and other	—	(18)	(2)	—	—	(20)	(544)	(564)
Balance at June 29, 2019	1,801	$53,718	$41,382	$(3,721)	$(907)	$90,472	$5,884	$96,356
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended June 27, 2020 are not necessarily indicative of the results that may be expected for the year ending October 3, 2020.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. The term “TWDC” is used to refer to the parent company.
These financial statements should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K.
On March 20, 2019, the Company acquired Twenty-First Century Fox, Inc., which was subsequently renamed TFCF Corporation (TFCF). As a result of the acquisition, the Company’s ownership in Hulu LLC (Hulu) increased to 60% (67% as of June 27, 2020 and September 28, 2019). The acquired TFCF operations and Hulu have been consolidated since the acquisition. In order to obtain regulatory approval for the acquisition, the Company agreed to sell TFCF’s domestic regional sports networks (sold in August 2019) and sports media operations in Brazil and Mexico. In the third quarter of fiscal 2020, the Company received regulatory approval to retain the sports media operation in Brazil. The sports media operation in Mexico, along with certain other businesses to be divested, are presented as discontinued operations in the Condensed Consolidated Statement of Income. At June 27, 2020 and September 28, 2019, the assets and liabilities of the businesses held for sale are not material and are included in other assets and other liabilities in the Condensed Consolidated Balance Sheet. The sports media operation in Brazil was previously presented as discontinued operations, with its assets and liabilities considered held for sale, but is now reported as continuing operations in the current and prior periods. The impact on the previously reported Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flow is not material.
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 13, 2019 agreement date accreted to the January 2024 redemption value. At June 27, 2020, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.1 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
BAMTech LLC (BAMTech) provides streaming technology services to third parties and is owned 75% by the Company, 15% by Major League Baseball (MLB) and 10% by the National Hockey League (NHL), both of which have the right to sell their interests to the Company in the future. MLB can generally sell its interest to the Company starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition). The NHL can sell its interest to the Company in fiscal 2021 for $350 million. The Company has the right to purchase MLB’s interest in BAMTech starting five years from and ending ten years after the September 25, 2017 acquisition date at the greater of fair value or the guaranteed floor value. The Company has the right to acquire the NHL interest in fiscal 2021 for $500 million.
The MLB and NHL interests will generally not be allocated their portion of BAMTech losses as these interests are required to be recorded at the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends or (ii) an accreted value from the date of the acquisition to the applicable redemption date. The accretion of the MLB interest to the earliest redemption value (i.e. in five years after the acquisition date) will be recorded using an interest method. As of June 27, 2020, the guaranteed floor value accreted from the date of acquisition was $696 million.
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
Impact of COVID-19
The impact of the novel coronavirus (COVID-19) pandemic and measures to prevent its spread are affecting our segments in a number of ways, most significantly at Parks, Experiences and Products where we closed our theme parks and retail stores, some of which have now re-opened, suspended cruise ship sailings and guided tours and have seen an adverse impact on our merchandise licensing business. In addition, we have delayed, or in some instances, shortened, modified or canceled theatrical releases and suspended stage play performances at Studio Entertainment and have experienced an adverse impact on advertising sales at Media Networks and Direct-to-Consumer & International. We have experienced disruptions in the production and availability of content, including the cancellation or deferral of certain sports events and suspension of most film and television production. Many of our businesses have been closed or suspended consistent with government mandates or guidance.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. As some of our businesses have begun to re-open, we have incurred additional costs to address government regulations and the safety of our employees, talent and guests.
For the quarter ended June 27, 2020, the Company recorded goodwill and intangible asset impairments totaling $5.0 billion, in part due to the negative impact COVID-19 has had on the International Channels business (see Note 18).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income are as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues:
Media Networks	$6,562	$6,713	$21,180	$18,317
Parks, Experiences and Products(1)	983	6,575	13,922	19,570
Studio Entertainment(1)	1,738	3,836	8,041	7,817
Direct-to-Consumer & International	3,969	3,875	12,114	5,940
Eliminations(2)	(1,473)	(737)	(4,576)	(1,155)
	$11,779	$20,262	$50,681	$50,489
Segment operating income (loss):
Media Networks	$3,153	$2,136	$7,158	$5,696
Parks, Experiences and Products(1)	(1,960)	1,719	1,017	5,377
Studio Entertainment(1)	668	792	2,082	1,607
Direct-to-Consumer & International	(706)	(562)	(2,226)	(1,084)
Eliminations(2)	(56)	(133)	(529)	(174)
	$1,099	$3,952	$7,502	$11,422
(1)The allocation of Parks, Experiences and Products revenues to Studio Entertainment was $82 million and $126 million for the quarters ended June 27, 2020 and June 29, 2019, respectively, and $383 million and $406 million for the nine months ended June 27, 2020 and June 29, 2019, respectively.
(2)Intersegment eliminations are as follows:

	Quarter Ended		Nine Months Ended
(in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues:
Studio Entertainment:
Content transactions with Media Networks	$(36)	$(41)	$(147)	$(75)
Content transactions with Direct-to-Consumer & International	(506)	(82)	(1,652)	(182)
Media Networks:
Content transactions with Direct-to-Consumer & International	(931)	(614)	(2,777)	(898)
	$(1,473)	$(737)	$(4,576)	$(1,155)
Operating income:
Studio Entertainment:
Content transactions with Media Networks	$2	$(16)	$(8)	$(11)
Content transactions with Direct-to-Consumer & International	27	(35)	(246)	(79)
Media Networks:
Content transactions with Direct-to-Consumer & International	(85)	(82)	(275)	(84)
	$(56)	$(133)	$(529)	$(174)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income (loss) of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Media Networks	$217	$192	$589	$553
Parks, Experiences and Products	(6)	—	(15)	(12)
Direct-to-Consumer & International	(18)	7	(6)	(222)
Equity in the income of investees included in segment operating income	193	199	568	319
Impairment of equity investments(1)	—	(185)	—	(538)
Amortization of TFCF intangible assets related to equity investees	(7)	(15)	(23)	(15)
Equity in the income (loss) of investees, net	$186	$(1)	$545	$(234)
(1)The prior-year quarter reflects the impairment of an investment in a cable channel at A+E Television Networks. The prior-year nine month period also includes an impairment of Vice Group Holdings, Inc.
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Segment operating income	$1,099	$3,952	$7,502	$11,422
Corporate and unallocated shared expenses	(179)	(238)	(604)	(678)
Restructuring and impairment charges (see Note 18)	(5,047)	(207)	(5,342)	(869)
Other income (expense), net (see Note 5)	382	(123)	382	4,840
Interest expense, net	(412)	(411)	(995)	(617)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	(683)	(779)	(2,106)	(884)
Impairment of equity investments	—	(185)	—	(538)
Income (loss) from continuing operations before income taxes	$(4,840)	$2,009	$(1,163)	$12,676
(1)For the quarter ended June 27, 2020 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $486 million, $190 million and $7 million, respectively. For the nine months ended June 27, 2020 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $1,470 million, $613 million and $23 million, respectively. For the quarter ended June 29, 2019 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $490 million, $274 million and $15 million, respectively. For the nine months ended June 29, 2019, amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $562 million, $307 million and $15 million, respectively.
3.Revenues
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and major source:

	Quarter Ended June 27, 2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$3,647	$—	$—	$848	$(191)	$4,304
Advertising	1,115	1	—	786	—	1,902
Theme park admissions	—	34	—	—	—	34
Resort and vacations	—	80	—	—	—	80
Retail and wholesale sales of merchandise, food and beverage	—	264	—	—	—	264
TV/SVOD distribution licensing	1,675	—	1,058	116	(1,282)	1,567
Theatrical distribution licensing	—	—	51	—	—	51
Merchandise licensing	—	438	82	8	—	528
Subscription fees	—	—	—	2,129	—	2,129
Home entertainment	—	—	395	21	—	416
Other	125	166	152	61	—	504
Total revenues	$6,562	$983	$1,738	$3,969	$(1,473)	$11,779

	Quarter Ended June 29, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$3,564	$—	$—	$1,006	$(108)	$4,462
Advertising	1,874	—	—	1,492	—	3,366
Theme park admissions	—	1,956	—	—	—	1,956
Resort and vacations	—	1,610	—	—	—	1,610
Retail and wholesale sales of merchandise, food and beverage	—	1,877	—	—	—	1,877
TV/SVOD distribution licensing	1,150	—	746	219	(629)	1,486
Theatrical distribution licensing	—	—	2,240	—	—	2,240
Merchandise licensing	—	631	126	12	—	769
Subscription fees	—	—	—	950	—	950
Home entertainment	—	—	432	24	—	456
Other	125	501	292	172	—	1,090
Total revenues	$6,713	$6,575	$3,836	$3,875	$(737)	$20,262

	Nine Months Ended June 27, 2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$11,041	$—	$—	$2,783	$(551)	$13,273
Advertising	4,841	4	—	3,244	—	8,089
Theme park admissions	—	3,655	—	—	—	3,655
Resort and vacations	—	3,088	—	—	—	3,088
Retail and wholesale sales of merchandise, food and beverage	—	4,161	—	—	—	4,161
TV/SVOD distribution licensing	4,913	—	3,532	482	(4,025)	4,902
Theatrical distribution licensing	—	—	2,062	—	—	2,062
Merchandise licensing	—	1,893	383	24	—	2,300
Subscription fees	—	—	—	5,251	—	5,251
Home entertainment	—	—	1,333	67	—	1,400
Other	385	1,121	731	263	—	2,500
Total revenues	$21,180	$13,922	$8,041	$12,114	$(4,576)	$50,681

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Nine Months Ended June 29, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$9,873	$—	$—	$1,742	$(120)	$11,495
Advertising	5,521	3	—	2,364	—	7,888
Theme park admissions	—	5,657	—	—	—	5,657
Resort and vacations	—	4,644	—	—	—	4,644
Retail and wholesale sales of merchandise, food and beverage	—	5,767	—	—	—	5,767
TV/SVOD distribution licensing	2,617	—	2,069	276	(1,035)	3,927
Theatrical distribution licensing	—	—	3,365	—	—	3,365
Merchandise licensing	—	2,009	406	40	—	2,455
Subscription fees	—	—	—	1,136	—	1,136
Home entertainment	—	—	1,127	73	—	1,200
Other	306	1,490	850	309	—	2,955
Total revenues	$18,317	$19,570	$7,817	$5,940	$(1,155)	$50,489

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended June 27, 2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$6,208	$523	$904	$2,494	$(1,156)	$8,973
Europe	248	154	516	585	(201)	1,302
Asia Pacific	85	290	279	459	(21)	1,092
Latin America	21	16	39	431	(95)	412
Total revenues	$6,562	$983	$1,738	$3,969	$(1,473)	$11,779

	Quarter Ended June 29, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$6,338	$4,911	$1,728	$1,533	$(601)	$13,909
Europe	295	776	889	473	(80)	2,353
Asia Pacific	63	837	874	1,187	(56)	2,905
Latin America	17	51	345	682	—	1,095
Total revenues	$6,713	$6,575	$3,836	$3,875	$(737)	$20,262

	Nine Months Ended June 27, 2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$19,954	$10,798	$4,149	$7,062	$(3,827)	$38,136
Europe	838	1,569	2,203	1,507	(435)	5,682
Asia Pacific	280	1,427	1,303	1,823	(157)	4,676
Latin America	108	128	386	1,722	(157)	2,187
Total revenues	$21,180	$13,922	$8,041	$12,114	$(4,576)	$50,681

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Nine Months Ended June 29, 2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
United States and Canada	$17,464	$14,742	$3,840	$2,078	$(970)	$37,154
Europe	585	2,261	1,878	846	(118)	5,452
Asia Pacific	195	2,399	1,548	1,566	(67)	5,641
Latin America	73	168	551	1,450	—	2,242
Total revenues	$18,317	$19,570	$7,817	$5,940	$(1,155)	$50,489

Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD and theatrical distribution licensee sales on titles made available to the licensee in previous reporting periods. For the quarter ended June 27, 2020, $425 million was recognized related to performance obligations satisfied as of March 28, 2020. For the nine months ended June 27, 2020, $1,096 million was recognized related to performance obligations satisfied as of September 28, 2019. For the quarter ended June 29, 2019, $551 million was recognized related to performance obligations satisfied as of March 30, 2019. For the nine months ended June 29, 2019, $773 million was recognized related to performance obligations satisfied as of September 29, 2018.
As of June 27, 2020, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $2 billion in the remainder of fiscal 2020, $6 billion in fiscal 2021, $4 billion in fiscal 2022 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

	June 27, 2020	September 28, 2019
Contract assets	$104	$150
Accounts Receivable
Current	10,883	12,755
Non-current	1,653	1,962
Allowance for credit losses	(574)	(375)
Deferred revenues
Current	3,286	4,050
Non-current	701	619
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year quarters related to contract assets was not material. The allowance for credit losses increased from $375 million at September 28, 2019 to $574 million at June 27, 2020 due to additional provisions in the period.
For the quarter ended June 27, 2020, the Company recognized revenues of $0.3 billion, primarily related to licensing and publishing advances and content sales included in the deferred revenue balance at September 28, 2019. For the nine-months ended June 27, 2020, the Company recognized revenues of $3.1 billion, primarily related to theme park admissions, vacation packages and licensing advances included in the deferred revenue balance at September 28, 2019. For the quarter and nine-months ended June 29, 2019, the Company recognized revenues of $0.3 billion and $2.5 billion, respectively, primarily related to theme park admissions, vacation packages and licensing advances included in the deferred revenue balance at September 30, 2018. As a result of COVID-19, the Company has allowed refunds of certain non-refundable deposits that were previously reported as deferred revenue, the most significant of which related to park admission tickets and deposits for vacation packages. Remaining deferred amounts related to these deposits are now classified in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheet.

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
The Company estimates the allowance for credit losses related to receivables from the sale of film and television programs based upon a number of factors, including historical experience and the financial condition of individual companies with which we do business. The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.9 billion as of June 27, 2020. The activity in the allowance for credit loss for the quarter and nine-month period ended June 27, 2020 was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation club properties based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.8 billion as of June 27, 2020. The activity in the allowance for credit loss for the quarter and nine-month period ended June 27, 2020 was not material.
4.Acquisitions
TFCF Corporation
On March 20, 2019, the Company acquired the outstanding capital stock of TFCF, a diversified global media and entertainment company. The acquisition purchase price totaled $69.5 billion, of which the Company paid $35.7 billion in cash and $33.8 billion in Disney shares (307 million shares at a price of $110.00 per share).
As part of the TFCF acquisition, the Company acquired TFCF’s 30% interest in Hulu increasing our ownership in Hulu to 60%. As a result, the Company began consolidating Hulu and recorded a one-time gain of $4.9 billion (Hulu gain) in the second quarter of the prior-year from remeasuring our initial 30% interest to its estimated fair value, which was determined based on a discounted cash flow analysis. On April 15, 2019, Hulu redeemed Warner Media LLC’s (WM) 10% interest in Hulu for $1.4 billion. The redemption was funded by the Company and Hulu’s remaining noncontrolling interest holder, NBC Universal (NBCU). This resulted in the Company’s and NBCU’s interests in Hulu increasing to 67% and 33%, respectively. NBCU’s participation in the redemption resulted in an update to the Company’s estimated fair value of its initial 30% interest decreasing the Hulu Gain by $123 million.
The Company is required to allocate the TFCF purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The excess of the purchase price over those fair values is recorded as goodwill.
The following table summarizes our final allocation of the purchase price:

Cash and cash equivalents	$25,701
Receivables	5,096
Film and television costs	17,740
Investments	962
Intangible assets	17,881
Net assets held for sale	11,356
Accounts payable and other liabilities	(12,529)
Borrowings	(21,723)
Deferred income taxes	(5,100)
Other net liabilities acquired	(3,979)
Noncontrolling interests	(10,408)
Goodwill	49,247
Fair value of net assets acquired	74,244
Less: Disney’s previously held 30% interest in Hulu	(4,737)
Total purchase price	$69,507

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the revenues and net loss from continuing operations (including purchase accounting amortization and excluding restructuring and impairment charges and interest income and expense) of TFCF and Hulu included in the Company’s Condensed Consolidated Statement of Income for the quarter and nine months ended June 27, 2020 and June 29, 2019, respectively. In addition, the table provides the impact of intercompany eliminations of transactions between the Company, TFCF and Hulu:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
TFCF (before intercompany eliminations):
Revenues	$2,969	$3,654	$9,822	$4,027
Net income (loss) from continuing operations	134	(529)	(102)	(582)
Hulu (before intercompany eliminations):
Revenues	$1,733	$1,321	$5,017	$1,466
Net loss from continuing operations	(278)	(301)	(881)	(352)
Intercompany eliminations:
Revenues	$(757)	$(579)	$(2,149)	$(591)
Net loss from continuing operations	(41)	(83)	(172)	(83)
The following pro forma summary presents consolidated information of the Company for the nine months ended June 29, 2019 as if the acquisition had occurred on October 1, 2017:

Revenues	$59,009
Net income	6,362
Net income attributable to Disney	6,208
Earnings per share attributable to Disney:
Diluted	$3.26
Basic	$3.27
These pro forma results include adjustments for purposes of consolidating the historical results of TFCF and Hulu (net of adjustments to eliminate transactions between Disney and TFCF, Disney and Hulu and Hulu and TFCF). These pro formas include $2.4 billion (including $0.4 billion of amortization related to the RSNs) of amortization as a result of recording film and television programming and production costs and finite lived intangible assets at fair value. Interest expense of $0.4 billion is included to reflect the cost of borrowings to finance the TFCF acquisition. The pro forma results also include $0.6 billion of net income related to the TFCF businesses that we are required to divest as a condition of the acquisition.
The pro forma results exclude the Hulu gain, compensation expense of $0.2 billion related to TFCF equity and cash awards that were accelerated to vest upon closing of the acquisition, $0.4 billion of acquisition-related expenses, and a $10.8 billion gain on sale recorded by TFCF related to its 39% interest in Sky plc, which was sold by TFCF in October 2018. These amounts were recognized by Disney and TFCF in the nine months ended June 29, 2019.
These pro forma results do not represent financial results that would have been realized had the acquisition actually occurred on October 1, 2017, nor are they intended to be a projection of future results.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended June 27, 2020 are as follows:

	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Total
Balance at September 28, 2019	$33,423	$5,535	$17,797	$23,538	$80,293
Acquisitions(1)	133	2	15	10	160
Impairments (see Note 18)	—	—	—	(3,074)	(3,074)
Currency translation adjustments and other, net	—	—	—	(146)	(146)
Balance at June 27, 2020	$33,556	$5,537	$17,812	$20,328	$77,233
(1)Reflects updates to allocation of purchase price for the acquisition of TFCF.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.Other Income (Expense), net
Other income (expense), net is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
DraftKings gain	$382	—	$382	$—
Hulu gain	—	(123)	—	4,794
Insurance recovery related to a legal matter	—	—	—	46
Other income (expense), net	$382	$(123)	$382	$4,840
The Company recognized a non-cash gain to adjust its investment in DraftKings, Inc. to fair value following its listing on Nasdaq (DraftKings gain).
6.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	June 27, 2020	September 28, 2019
Cash and cash equivalents	$23,115	$5,418
Restricted cash included in:
Other current assets	1	26
Other assets	38	11
Total cash, cash equivalents and restricted cash in the statement of cash flows	$23,154	$5,455
Borrowings
During the nine months ended June 27, 2020, the Company’s borrowing activity was as follows:

	September 28, 2019	Borrowings	Payments	Other Activity	June 27, 2020
Commercial paper with original maturities less than three months(1)	$1,934	$—	$(1,613)	$29	$350
Commercial paper with original maturities greater than three months	3,408	10,591	(7,605)	(9)	6,385
U.S. dollar denominated notes(2)	39,424	16,968	(2,257)	(219)	53,916
Asia Theme Parks borrowings	1,114	85	—	43	1,242
Foreign currency denominated debt and other(3)	1,106	977	(40)	485	2,528
	$46,986	$28,621	$(11,515)	$329	$64,421
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is primarily due to the amortization of purchase price adjustments on debt assumed in the TFCF acquisition and debt issuance fees.
(3)The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

At June 27, 2020, the Company’s bank facilities, which are with a syndicate of lenders, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2021	$5,250	$—	$5,250
Facility expiring April 2021	5,000	—	5,000
Facility expiring March 2023	4,000	—	4,000
Facility expiring March 2025	3,000	—	3,000
Total	$17,250	$—	$17,250
These bank facilities (other than the facility expiring April 2021) support commercial paper borrowings. All of the facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, or a fixed spread in the case of the facility expiring in April 2021, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.18% to 1.80%. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The bank facilities contain only one financial covenant, which is interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On June 27, 2020 the financial covenant was met by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of June 27, 2020, the Company has $943 million of outstanding letters of credit, of which none were issued under this facility.
U.S. Dollar Denominated Notes
On March 19, 2020, the Company issued $6.0 billion of fixed rate senior notes, with maturities ranging from 5 years to 30 years, stated interest rates ranging from 3.35% to 4.70% and a weighted average stated rate of 4.03%.
On May 11, 2020, the Company issued $11.0 billion of fixed rate senior notes, with maturities ranging from 6 years to 40 years, stated interest rates ranging from 1.75% to 3.80% and a weighted average stated rate of 3.02%.
Foreign Currency Denominated Debt
On March 30, 2020, the Company issued Canadian $1.3 billion ($953 million) of fixed rate senior notes, which bear interest at 3.057% and mature in March 2027.
Cruise Ship Credit Facilities
The Company has credit facilities to finance three new cruise ships, which were originally scheduled to be delivered in calendar 2021, 2022 and 2023. The impact of COVID-19 on the shipyard has resulted in an expected delay to the delivery of the cruise ships. The credit facilities may be used for up to 80% of the contract price of the cruise ships. Under the agreements, $1.0 billion in financing is available beginning in April 2021, $1.1 billion is available beginning in May 2022 and $1.1 billion is available beginning in April 2023. Each tranche of financing may be utilized for a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.48%, 3.72% and 3.74%, respectively, and the loans and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 10) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Interest expense	$(456)	$(472)	$(1,183)	$(833)
Interest and investment income	41	34	180	139
Net periodic pension and postretirement benefit costs (other than service costs)	3	27	8	77
Interest expense, net	$(412)	$(411)	$(995)	$(617)

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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	June 27, 2020	September 28, 2019
Cash and cash equivalents	$305	$655
Other current assets	121	102
Total current assets	426	757
Parks, resorts and other property	6,570	6,608
Other assets	191	9
Total assets	$7,187	$7,374

Current liabilities	$444	$447
Long-term borrowings	1,157	1,114
Other long-term liabilities	381	189
Total liabilities	$1,982	$1,750
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statement of Income for the nine months ended June 27, 2020:

Revenues	$1,377
Costs and expenses	(2,220)
Equity in the loss of investees	(15)
Asia Theme Parks’ royalty and management fees of $49 million for the nine months ended June 27, 2020 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended June 27, 2020 were $510 million used in operating activities, $622 million used in investing activities and $138 million generated from financing activities. Approximately half of the cash flows used in operating and investing activities and all of the cash flows generated from financing activities were for the Asia Theme Parks.
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
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($271 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at June 27, 2020.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company has provided Shanghai Disney Resort with loans totaling $853 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. As of June 27, 2020, the total amount outstanding under the line of credit was $64 million. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.5 billion yuan (approximately $1.1 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of June 27, 2020 the total amount outstanding under the line of credit was 0.6 billion yuan (approximately $85 million).
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of June 27, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Theatrical film costs
Released, less amortization	$3,107	$2,631	$5,738
Completed, not released	431	124	555
In-process	3,456	283	3,739
In development or pre-production	425	4	429
	$7,419	$3,042	10,461
Television costs
Released, less amortization	$2,614	$6,168	$8,782
Completed, not released	—	254	254
In-process	131	1,752	1,883
In development or pre-production	6	50	56
	$2,751	$8,224	10,975
Licensed content - Television programming rights and advances			7,259
Total produced and licensed content			$28,695

Current portion			$3,135
Non-current portion			$25,560

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Amortization of produced and licensed content is as follows:

	Quarter Ended June 27, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$333	$195	$528
Television costs	637	1,049	1,686
Total produced content costs	$970	$1,244	2,214
Television programming rights and advances			1,263
Total produced and licensed content costs(1)			$3,477

	Nine Months Ended June 27, 2020(1)
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$1,358	$738	$2,096
Television costs	2,117	2,916	5,033
Total produced content costs	$3,475	$3,654	7,129
Television programming rights and advances			7,703
Total produced and licensed content costs(1)			$14,832
(1)Amortization for the nine months ended June 27, 2020 reflects a reclassification of amounts for the quarter ended March 28, 2020 between monetized individually and monetized as a group.
(2)Primarily included in “Costs of services” in the Condensed Consolidated Statement of Income.
Amortization of produced and licensed content for the quarter and nine months ended June 29, 2019 was $5.8 billion and $13.2 billion, respectively.
9.Income Taxes
Interim Period Tax Expense
Because of the implications of COVID-19 on our projections of full-year pre-tax earnings and income tax expense, as well as the projected impact of permanent tax differences and other items that are generally not proportional to full-year earnings (“Permanent Differences”), our normal approach of using an estimated full-year effective income tax rate to determine interim period tax expense produces an income tax provision for the current year-to-date period that is not meaningful. Accordingly, we calculated year-to-date fiscal 2020 tax expense based on year-to-date earnings before tax and using a blended U.S. Federal and state statutory tax rate of approximately 23%, and adjusted for the estimated impact of Permanent Differences. The third quarter tax benefit is the fiscal year-to-date tax expense less tax expense recognized in the first and second quarters.
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
Unrecognized Tax Benefits
During the nine months ended June 27, 2020, the Company decreased its gross unrecognized tax benefits by $0.1 billion from $3.0 billion to $2.9 billion (before interest and penalties). In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters. These resolutions would reduce our unrecognized tax benefits by $0.2 billion, of which $0.1 billion would reduce our income tax expense and effective tax rate if recognized.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

10.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	Jun. 27, 2020	Jun. 29, 2019	Jun. 27, 2020	Jun. 29, 2019	Jun. 27, 2020	Jun. 29, 2019	Jun. 27, 2020	Jun. 29, 2019
Service costs	$102	$89	$307	$255	$3	$2	$8	$6
Other costs (benefits):
Interest costs	133	152	399	441	14	17	42	50
Expected return on plan assets	(273)	(250)	(819)	(729)	(14)	(14)	(43)	(42)
Amortization of previously deferred service costs	3	3	10	10	—	—	—	—
Recognized net actuarial loss	131	65	393	196	3	—	10	—
Total other costs (benefits)	(6)	(30)	(17)	(82)	3	3	9	8
Net periodic benefit cost	$96	$59	$290	$173	$6	$5	$17	$14
During the nine months ended June 27, 2020, the Company did not make any material contributions to its pension and postretirement medical plans. The Company originally intended to make fiscal 2020 total pension and postretirement medical plan contributions of approximately $600 million to $675 million. However, in light of COVID-19, contributions will be determined based on the funded status of the plans. The Company will receive its January 1, 2020 actuarial valuation by the end of the fourth quarter of fiscal 2020, which will determine minimum funding requirements for fiscal 2020.
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

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,809	1,802	1,807	1,607
Weighted average dilutive impact of Awards(1)	—	12	—	9
Weighted average number of common and common equivalent shares outstanding (diluted)	1,809	1,814	1,807	1,616
Awards excluded from diluted earnings per share	24	4	21	10

(1)Amounts exclude all potential common and common equivalent shares for periods when there is a net loss from continuing operations.

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
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Third quarter of fiscal 2020
Balance at March 28, 2020	$158	$(7,268)	$(1,368)	$(8,478)
Quarter Ended June 27, 2020:
Unrealized gains (losses) arising during the period	(87)	(6)	23	(70)
Reclassifications of realized net (gains) losses to net income	(78)	132	—	54
Balance at June 27, 2020	$(7)	$(7,142)	$(1,345)	$(8,494)

Third quarter of fiscal 2019
Balance at March 30, 2019	$57	$(4,163)	$(728)	$(4,834)
Quarter Ended June 29, 2019:
Unrealized gains (losses) arising during the period	40	(37)	48	51
Reclassifications of realized net (gains) losses to net income	(55)	69	—	14
Balance at June 29, 2019	$42	$(4,131)	$(680)	$(4,769)

Nine months ended fiscal 2020
Balance at September 28, 2019	$129	$(7,502)	$(1,086)	$(8,459)
Nine Months Ended June 27, 2020:
Unrealized gains (losses) arising during the period	44	(49)	(259)	(264)
Reclassifications of realized net (gains) losses to net income	(180)	409	—	229
Balance at June 27, 2020	$(7)	$(7,142)	$(1,345)	$(8,494)

Nine months ended fiscal 2019
Balance at September 29, 2018	$201	$(4,323)	$(727)	$(4,849)
Nine Months Ended June 29, 2019:
Unrealized gains (losses) arising during the period	(20)	(18)	47	9
Reclassifications of realized net (gains) losses to net income	(116)	210	—	94
Reclassifications to retained earnings	(23)	—	—	(23)
Balance at June 29, 2019	$42	$(4,131)	$(680)	$(4,769)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Third quarter of fiscal 2020
Balance at March 28, 2020	$(36)	$1,702	$175	$1,841
Quarter Ended June 27, 2020:
Unrealized gains (losses) arising during the period	19	2	28	49
Reclassifications of realized net (gains) losses to net income	18	(31)	—	(13)
Balance at June 27, 2020	$1	$1,673	$203	$1,877

Third quarter of fiscal 2019
Balance at March 30, 2019	$(13)	$984	$77	$1,048
Quarter Ended June 29, 2019:
Unrealized gains (losses) arising during the period	(10)	8	5	3
Reclassifications of realized net (gains) losses to net income	13	(16)	—	(3)
Balance at June 29, 2019	$(10)	$976	$82	$1,048

Nine months ended fiscal 2020
Balance at September 28, 2019	$(29)	$1,756	$115	$1,842
Nine Months Ended June 27, 2020:
Unrealized gains (losses) arising during the period	(12)	12	88	88
Reclassifications of realized net (gains) losses to net income	42	(95)	—	(53)
Balance at June 27, 2020	$1	$1,673	$203	$1,877

Nine months ended fiscal 2019
Balance at September 29, 2018	$(41)	$1,690	$103	$1,752
Nine Months Ended June 29, 2019:
Unrealized gains (losses) arising during the period	4	2	(5)	1
Reclassifications of realized net (gains) losses to net income	27	(49)	—	(22)
Reclassifications to retained earnings(2)	—	(667)	(16)	(683)
Balance at June 29, 2019	$(10)	$976	$82	$1,048

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Third quarter of fiscal 2020
Balance at March 28, 2020	$122	$(5,566)	$(1,193)	$(6,637)
Quarter Ended June 27, 2020:
Unrealized gains (losses) arising during the period	(68)	(4)	51	(21)
Reclassifications of realized net (gains) losses to net income	(60)	101	—	41
Balance at June 27, 2020	$(6)	$(5,469)	$(1,142)	$(6,617)

Third quarter of fiscal 2019
Balance at March 30, 2019	$44	$(3,179)	$(651)	$(3,786)
Quarter Ended June 29, 2019:
Unrealized gains (losses) arising during the period	30	(29)	53	54
Reclassifications of realized net (gains) losses to net income	(42)	53	—	11
Balance at June 29, 2019	$32	$(3,155)	$(598)	$(3,721)

Nine months ended fiscal 2020
Balance at September 28, 2019	$100	$(5,746)	$(971)	$(6,617)
Nine Months Ended June 27, 2020:
Unrealized gains (losses) arising during the period	32	(37)	(171)	(176)
Reclassifications of realized net (gains) losses to net income	(138)	314	—	176
Balance at June 27, 2020	$(6)	$(5,469)	$(1,142)	$(6,617)

Nine months ended fiscal 2019
Balance at September 29, 2018	$160	$(2,633)	$(624)	$(3,097)
Nine Months Ended June 29, 2019:
Unrealized gains (losses) arising during the period	(16)	(16)	42	10
Reclassifications of realized net (gains) losses to net income	(89)	161	—	72
Reclassifications to retained earnings(2)	(23)	(667)	(16)	(706)
Balance at June 29, 2019	$32	$(3,155)	$(598)	$(3,721)
(1)Primarily reflects market value adjustments for cash flow hedges.
(2)At the beginning of fiscal 2019, the Company adopted new FASB accounting guidance, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, and reclassified $691 million from AOCI to retained earnings.
In addition, at the beginning of fiscal 2019, the Company adopted new FASB accounting guidance, Recognition and Measurement of Financial Assets and Liabilities, and reclassified $24 million ($15 million after tax) of market value adjustments on investments previously recorded in AOCI to retained earnings.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Market value adjustments, primarily cash flow hedges	Primarily revenue	$78	$55	$180	$116
Estimated tax	Income taxes	(18)	(13)	(42)	(27)
		60	42	138	89

Pension and postretirement medical expense	Interest expense, net	(132)	(69)	(409)	(210)
Estimated tax	Income taxes	31	16	95	49
		(101)	(53)	(314)	(161)
Total reclassifications for the period		$(41)	$(11)	$(176)	$(72)

13.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock options	$25	$21	$74	$64
RSUs(1)	117	114	314	527
Total equity-based compensation expense(2)	$142	$135	$388	$591
Equity-based compensation expense capitalized during the period	$21	$22	$66	$60
(1)The nine months ended June 29, 2019 includes a $164 million charge for the acceleration of TFCF performance RSUs converted to Company RSUs in connection with the TFCF acquisition.
(2)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $172 million and $859 million, respectively, as of June 27, 2020.
The weighted average grant date fair values of options granted during the nine months ended June 27, 2020 and June 29, 2019 were $36.20 and $28.74, respectively.
During the nine months ended June 27, 2020, the Company made equity compensation grants consisting of 4.3 million stock options and 5.1 million RSUs.
14.Commitments and Contingencies
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

of June 27, 2020, the remaining debt service obligation guaranteed by the Company was $237 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
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
Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of June 27, 2020, our operating leases have a weighted-average remaining lease term of approximately 10 years, and our finance leases have a weighted-average remaining lease term of approximately 23 years. The weighted-average incremental borrowing rate is 2.5% and 6.5%, for our operating leases and finance leases, respectively. Additionally, as of June 27, 2020, the Company had signed non-cancelable lease agreements with total estimated future lease payments of approximately $250 million that had not yet commenced and therefore are not included in the measurement of the right-of-use asset and lease liability.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
The Company’s operating and finance right-of-use assets and lease liabilities as of June 27, 2020 are as follows:

Right-of-use assets(1)
Operating leases	$3,905
Finance leases	341
Total right-of-use assets	$4,246

Short-term lease liabilities(2)
Operating leases	$804
Finance leases	38
842
Long-term lease liabilities(3)
Operating leases	2,779
Finance leases	271
3,050
Total lease liabilities	$3,892
(1)Included in “Other assets” in the Condensed Consolidated Balance Sheets. Includes approximately $0.6 billion of long-term prepaid rent that was presented as a right-of-use asset upon adoption.
(2)Included in “Accounts payable and other accrued liabilities” in the Condensed Consolidated Balance Sheets
(3)Included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet
The components of lease expense for the quarter and nine months ended June 27, 2020 are as follows:

	Quarter	Nine Months
Finance lease cost
Amortization of right-of-use assets	$12	$29
Interest on lease liabilities	5	13
Operating lease cost	228	680
Variable fees and other(1)	117	390
Total lease cost	$362	$1,112
(1)Includes variable lease payments related to our operating and finance leases and costs of Short-term leases, net of sublease income.
Cash paid during the quarter and nine months ended June 27, 2020 for amounts included in the measurement of lease liabilities as of the beginning of the reporting period are as follows:

	Quarter	Nine Months
Operating cash flows for operating leases	$180	$675
Operating cash flows for finance leases	5	13
Financing cash flows for finance leases	5	28
Total	$190	$716

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Future minimum lease payments, as of June 27, 2020, are as follows:

	Operating	Financing
Fiscal year:
2020	$241	$16
2021	823	59
2022	638	55
2023	496	49
2024	376	38
Thereafter	1,830	517
Total undiscounted future lease payments	4,404	734
Less: Imputed interest	(821)	(425)
Total reported lease liability	$3,583	$309
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at June 27, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments	$469	$—	$—	$469
Derivatives
Interest rate	—	532	—	532
Foreign exchange	—	753	—	753
Other	—	8	—	8
Liabilities
Derivatives
Interest rate	—	(7)	—	(7)
Foreign exchange	—	(707)	—	(707)
Other	—	(21)	—	(21)
Total recorded at fair value	$469	$558	$—	$1,027
Fair value of borrowings	$—	$68,385	$1,385	$69,770

	Fair Value Measurement at September 28, 2019
	Level 1	Level 2	Level 3	Total
Assets
Investments	$13	$—	$—	$13
Derivatives
Interest rate	—	89	—	89
Foreign exchange	—	771	—	771
Other	—	1	—	1
Liabilities
Derivatives
Interest rate	—	(93)	—	(93)
Foreign exchange	—	(544)	—	(544)
Other	—	(4)	—	(4)
Total recorded at fair value	$13	$220	$—	$233
Fair value of borrowings	$—	$48,709	$1,249	$49,958
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
The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

should be evaluated for impairment. For the quarter-ended June 27, 2020, the Company recorded impairment charges for goodwill and intangible assets as disclosed in Note 18. The fair value of these assets reflected the estimated discounted future cash flows, which is a Level 3 valuation technique (see Note 18 for a discussion of the more significant inputs used in our discounted cash flow analysis).
17.Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of June 27, 2020
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$298	$220	$(76)	$(322)
Interest rate	—	532	(6)	—
Other	1	—	(16)	(5)
Derivatives not designated as hedges
Foreign exchange	48	187	(158)	(151)
Interest rate	—	—	—	(1)
Other	7	—	—	—
Gross fair value of derivatives	354	939	(256)	(479)
Counterparty netting	(204)	(491)	256	439
Cash collateral (received) paid	(73)	(158)	—	11
Net derivative positions	$77	$290	$—	$(29)

	As of September 28, 2019
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$302	$241	$(67)	$(244)
Interest rate	—	89	(82)	—
Other	1	—	(3)	(1)
Derivatives not designated as hedges
Foreign exchange	65	163	(107)	(126)
Interest rate	—	—	—	(11)
Gross fair value of derivatives	368	493	(259)	(382)
Counterparty netting	(231)	(345)	258	318
Cash collateral (received) paid	(55)	(6)	—	7
Net derivative positions	$82	$142	$(1)	$(57)
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of June 27, 2020 and September 28, 2019, the total notional amount of the Company’s pay-floating interest rate swaps was $16.1 billion and $9.9 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings at June 27, 2020 and September 28, 2019:

	Carrying Amount of Hedged Borrowings(1)		Fair Value Adjustments Included in Hedged Borrowings(1)
	June 27, 2020	September 28, 2019	June 27, 2020	September 28, 2019
Borrowings:
Current	$1,132	$1,121	$7	$(3)
Long-term	16,188	9,562	518	34
	$17,320	$10,683	$525	$31
(1)Includes $35 million and $37 million of gains on terminated interest rate swaps as of June 27, 2020 and September 28, 2019, respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gain (loss) on:
Pay-floating swaps	$63	$112	$492	$346
Borrowings hedged with pay-floating swaps	(63)	(112)	(492)	(346)
Benefit (expense) associated with interest accruals on pay-floating swaps	11	(15)	(8)	(47)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 27, 2020 or at September 28, 2019, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter ended June 27, 2020 and June 29, 2019 were not material.
To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The fair values of these contracts as of June 27, 2020 and September 28, 2019 were $1 million and $11 million, respectively. The options are not designated as hedges and do not qualify for hedge accounting; accordingly, changes in their fair value are recorded in earnings. Gains and losses on the options for the quarter ended June 27, 2020 and June 29, 2019 were not material.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 27, 2020 and September 28, 2019, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.3 billion and $6.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $237 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI for the quarter and nine months ended June 27, 2020:

Quarter Ended:
Gain (loss) recognized in Other Comprehensive Income	$(92)
Gain (loss) reclassified from AOCI into the Statement of Income(1)	81

Nine Months Ended:
Gain/(loss) recognized in Other Comprehensive Income	$57
Gain/(loss) reclassified from AOCI into the Statement of Income(1)	184
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact of the designated exposure is recorded to “Interest Expense, net” to offset the foreign currency impact of the foreign currency denominated borrowing. The non-hedged exposure is recorded to AOCI and is amortized over the life of the cross currency swap. As of June 27, 2020, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($1.0 billion). There were no designated cross currency swaps as of September 28, 2019.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Gain (loss) on:
Cross currency swaps	$27	$—	$27	$—
Borrowings hedged with cross currency swaps	(27)	—	(27)	—

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at June 27, 2020 and September 28, 2019 were $3.8 billion and $3.8 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities for the nine months ended June 27, 2020 and June 29, 2019 by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net gains (losses) on foreign currency denominated assets and liabilities	$80	$13	$(26)	$(25)	$(4)	$(1)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(103)	(25)	25	23	8	(6)
Net gains (losses)	$(23)	$(12)	$(1)	$(2)	$4	$(7)

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(92)	$(13)	$26	$3	$(11)	$14
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	56	(5)	(27)	(5)	5	(28)
Net gains (losses)	$(36)	$(18)	$(1)	$(2)	$(6)	$(14)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at June 27, 2020 and September 28, 2019 and related gains or losses recognized in earnings for the quarter and nine months ended June 27, 2020 and June 29, 2019 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at June 27, 2020 and September 28, 2019 were not material. The related gains or losses recognized in earnings for the quarter and nine months ended June 27, 2020 and June 29, 2019 were not material. The swap contracts were terminated in July 2020.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $40 million and $65 million on June 27, 2020 and September 28, 2019, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

18.Restructuring and Impairment Charges
Goodwill and Intangible Asset Impairment
As discussed in the Critical Accounting Policies and Estimates section of our fiscal 2019 Annual Report on Form 10-K, the fair value of our International Channels reporting unit previously exceeded the carrying value by less than 10% at September 28, 2019. Our International Channels reporting unit, which is part of the Direct-to-Consumer & International segment, comprises the Company’s international television networks. Our international television networks primarily derive revenues from affiliate fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top service providers) (MVPDs) for the right to deliver our programming under multi-year licensing agreements and the sales of advertising time/space on the networks. A majority of the operations in this reporting unit were acquired in the TFCF acquisition and therefore the fair value of these businesses approximated the carrying value at the date of the acquisition of TFCF.
The International Channels business has been negatively impacted by the COVID-19 pandemic resulting in decreased viewership and lower advertising revenue related to the availability of content, including the deferral or cancellation of certain live sporting events. The Company’s increased focus on DTC distribution in international markets is expected to negatively impact the International Channels business as we shift the primary means of monetizing our film and television content from licensing of linear channels to use on our DTC services because the International Channels reporting unit valuation does not include the value derived from this shift, which is reflected in other reporting units. In addition, the industry shift to DTC, including by us and many of our distributors, who are pursuing their own DTC strategies, has changed the competitive dynamics for the International Channels business and resulted in unfavorable renewal terms for certain of our distribution agreements.
Due to the current circumstances, for the third quarter of fiscal 2020, we performed an impairment test of the International Channels’ goodwill and long-lived asset groups including intangible assets.
The impairment test requires a comparison of cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. Assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment is measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets.
We determined the appropriate asset groups for our International Channels to be the regions in which they operate. We estimated the projected undiscounted cash flows over the remaining useful life of an asset group. The more significant inputs used in determining our estimate of the projected undiscounted cash flows included future revenue growth and projected margins as well as the estimate of the remaining useful life of an asset group.
If the carrying value of an asset group exceeded the estimated undiscounted cash flows, the impairment loss is the excess of the carrying value over the fair value. The determination of fair value requires us to make assumptions and estimates about how market participants would value the asset groups. The most sensitive factors affecting the fair value of an asset group are the future revenue growth and projected margins for these businesses as well as the discount rates used to calculate the present value of future cash flows.
For the quarter-ended June 27, 2020, we recorded a non-cash impairment charge on our MVPD agreement intangible assets of $1.9 billion. After impairment, the remaining balance of the International Channels MVPD agreement intangible assets is approximately $3.0 billion.
We tested the International Channels reporting unit goodwill for impairment on an interim basis by comparing the fair value of the International Channels reporting unit to its carrying value. The fair value was determined using a discounted cash flow analysis. The determination of fair value requires us to make assumptions and estimates about how market participants would value the International Channels. The more sensitive inputs used in the discounted cash flow analysis include future revenue growth and projected margins as well as the discount rates used to calculate the present value of future cash flows. Given the ongoing impacts of COVID-19, the projected cash flows and underlying assumptions are subject to greater uncertainty than normal.
For the quarter-ended June 27, 2020, the carrying value of the International Channels exceeded the fair value, and we recorded a non-cash impairment charge of $3.1 billion to fully impair the International Channels reporting unit’s goodwill.
The $1.9 billion impairment of our MVPD relationships and $3.1 billion impairment of goodwill are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Restructuring
In fiscal 2019, the Company implemented a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF. We expect to substantially complete the restructuring plan by the end of fiscal 2021. In connection with this plan, during the quarter ended June 27, 2020, the Company recorded $94 million of restructuring charges, which included $51 million of severance. To date, we have recorded restructuring charges of $1.6 billion, including $1.2 billion related to severance (including employee contract terminations) in connection with the plan and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. TFCF integration efforts with respect to headcount reductions are nearly complete, and the Company expects that total severance and other restructuring charges will be approximately $1.7 billion.
The changes in restructuring reserves related to TFCF integration for fiscal 2019 and the nine months ended June 27, 2020 are as follows:

Balance at September 29, 2018	$—
Additions in fiscal 2019:
Media Networks	90
Parks, Experiences and Products	11
Studio Entertainment	197
Direct-to-Consumer & International	426
Corporate	182
Total additions in fiscal 2019	906
Payments in fiscal 2019	(230)
Balance at September 28, 2019	$676

Additions in fiscal 2020:
Media Networks	20
Parks, Experiences and Products	9
Studio Entertainment	90
Direct-to-Consumer & International	197
Corporate	40
Total additions in fiscal 2020	356
Payments in fiscal 2020	(574)
Balance at June 27, 2020	$458

19.New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2020
•Leases - See Note 15
•Improvements to Accounting for Costs of Films and License Agreements for Program Materials - See Note 8
Facilitation of the Effects of Reference Rate Reform
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. We are currently evaluating our contracts and hedging relationships that reference LIBOR and the potential effects of adopting this new guidance. The guidance can be adopted immediately and is applicable to contracts entered into on or before December 31, 2022.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance which simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The guidance is effective at the beginning of

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the Company’s 2022 fiscal year (with early adoption permitted). We currently do not expect the new guidance will have a material impact on our financial statements.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued new accounting guidance which modifies existing guidance related to the measurement of credit losses on financial instruments, including trade and loan receivables. The new guidance requires the allowance for credit losses to be measured based on expected losses over the life of the asset rather than incurred losses. We currently do not expect the new guidance will have a material impact on our financial statements. The guidance is effective at the beginning of the Company’s 2021 fiscal year.

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
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CONSOLIDATED RESULTS
Our summary consolidated results are presented below:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions, except per share data)	June 27, 2020	June 29, 2019	Better/ (Worse)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues:
Services	$11,235	$18,039	(38)%	$45,519	$43,918	4%
Products	544	2,223	(76)%	5,162	6,571	(21)%
Total revenues	11,779	20,262	(42)%	50,681	50,489	—%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(7,209)	(11,463)	37%	(29,287)	(26,197)	(12)%
Cost of products (exclusive of depreciation and amortization)	(687)	(1,374)	50%	(3,580)	(4,020)	11%
Selling, general, administrative and other	(2,455)	(3,368)	27%	(9,557)	(7,850)	(22)%
Depreciation and amortization	(1,377)	(1,306)	(5)%	(4,010)	(2,866)	(40)%
Total costs and expenses	(11,728)	(17,511)	33%	(46,434)	(40,933)	(13)%
Restructuring and impairment charges	(5,047)	(207)	>(100) %	(5,342)	(869)	>(100) %
Other income (expense), net	382	(123)	nm	382	4,840	(92)%
Interest expense, net	(412)	(411)	—%	(995)	(617)	(61)%
Equity in the income (loss) of investees	186	(1)	nm	545	(234)	nm
Income (loss) from continuing operations before income taxes	(4,840)	2,009	nm	(1,163)	12,676	nm
Income taxes on continuing operations	331	(393)	nm	(650)	(2,685)	76%
Net income (loss) from continuing operations	(4,509)	1,616	nm	(1,813)	9,991	nm
Income (loss) from discontinued operations, net of income tax benefit (expense) of $1, ($102), $11 and ($107), respectively	(3)	366	nm	(32)	388	nm
Net income (loss)	(4,512)	1,982	nm	(1,845)	10,379	nm
Net income from continuing operations attributable to noncontrolling interests	(209)	(186)	(12)%	(309)	(343)	10%
Net income from discontinued operations attributable to noncontrolling interests	—	(36)	100%	—	(36)	100%
Net income attributable to Disney	$(4,721)	$1,760	nm	$(2,154)	$10,000	nm
Diluted earnings per share from continuing operations attributable to Disney	$(2.61)	$0.79	nm	$(1.17)	$5.97	nm

SIGNIFICANT DEVELOPMENTS
COVID-19 Pandemic
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. We closed our theme parks and retail stores, some of which have now re-opened; suspended our cruise ship sailings, stage play performances and guided tours; delayed or, in some instances, shortened, modified or cancelled theatrical distribution of films both domestically and internationally; and have experienced adverse impacts on advertising sales and on our merchandise licensing business. Many of our businesses have been closed or suspended consistent with government mandates or guidance. We have experienced disruptions in the production and availability of content, including the deferral or cancellation of certain sports events and suspension of production of most film and television content. We have continued to pay for certain sports rights, including for certain events that have been deferred or canceled. The impacts to our content have resulted in decreased viewership and advertising revenues, and demands for affiliate fee reductions related to certain of our television networks. These impacts are likely to be exacerbated the longer such content is not available. Other of our offerings will be exposed to additional financial impacts in the event of future significant unavailability of content. We have experienced increased returns and refunds and customer requests for payment deferrals, reduced usage of certain of our products and services and decreased merchandise licensing royalties.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
We have taken a number of mitigation efforts in response to the impacts of COVID-19 on our businesses. We have significantly increased cash balances through the issuance of senior notes in March and May 2020, and we entered into an additional $5.0 billion credit facility in April 2020. The Company (or our Board of Directors, as applicable) has also elected to not declare a dividend payable in July 2020 with respect to the first half of fiscal year 2020; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily eliminated Board of Director retainers and committee fees; and furloughed over 120,000 of our employees (who will continue to receive Company provided medical benefits), of which approximately 35% have returned from furlough through the end of July 2020 as certain business operations have re-opened. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending, reducing film and television content investments; or implementing additional furloughs or reductions in force. Some of these measures may have an adverse impact on our businesses.
The most significant impact in the current quarter and nine-month period from COVID-19 was an adverse impact of approximately $3.5 billion and $4.6 billion, respectively, on lower operating income at our Parks, Experiences and Products segment due to revenue lost as a result of the closures. The negative impact at Parks, Experiences and Products was partially offset by a positive impact at Media Networks. The benefit at Media Networks was due to the deferral of sports programming rights to future quarters when we currently anticipate the events will air, partially offset by lower advertising revenue. The impacts at Direct-to-Consumer & International and Studio Entertainment were less significant as lower advertising revenue at Direct-to-Consumer & International was partially offset by the deferral of sports programming costs, while lower amortization, marketing and distribution costs at Studio Entertainment were largely offset by lower revenues as a result of theater closures. In total, we estimate the net adverse impact of COVID-19 on our current quarter and nine-month period on segment operating income across all of our businesses was approximately $2.9 billion and $4.3 billion, respectively, inclusive of the impact at Parks, Experiences and Products. The estimated impact in the current quarter and nine-month period is net of approximately $230 million and $375 million, respectively, in government credits, pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the United States and a similar program in France, both primarily at our Parks, Experiences and Products segment. These impacts are not necessarily indicative of the results that may be expected in future periods, including the net benefit of sports programming deferrals.
The impact of these disruptions and the extent of their adverse impact on our financial and operational results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact and duration of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. While we cannot be certain as to the duration of the impacts of COVID-19, we expect impacts of COVID-19 to affect our financial results at least through fiscal 2021.
Some of our businesses have begun to re-open with limited operations. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, talent and guests. For example, as we open our theme parks and retail stores, we incurred and will continue to incur costs for such things as additional custodial services, personal protection equipment, temperature screenings and testing, sanitizer and cleaning supplies and signage, among other items. As we resume production of film and television content, including live sporting events, we anticipate incurring similar costs and productions may take longer to complete. The timing, duration and extent of these costs will depend on the timing and scope of the resumption of our operations and we estimate these costs may total approximately $1 billion over the next 15 months. Some of these costs may be capitalized and amortized over future periods. With the unknown duration of COVID-19 and yet to be determined timing of the phased re-opening of many of our businesses, it is not possible to precisely estimate the impact in future quarters. As we re-open our businesses, we will no longer benefit from certain savings related to the closure of those businesses, such as related furloughs. The re-opening of our businesses is dependent on applicable government requirements, which vary by location and are subject to ongoing changes.
Additionally, see Part II. Other Information, Item 1A. Risk Factors - The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may hasten the erosion of certain of our historic sources of revenue.
Direct-to-Consumer
In November 2019, the Company launched Disney+, a subscription based DTC streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming in the U.S. and four other countries and has expanded to select Western European countries in the Spring of 2020. In April 2020, our India Hotstar service was converted to Disney+ Hotstar, and in June 2020, current subscribers of the Disney Deluxe service in Japan were converted to Disney+. Further launches are planned for Latin America in the fall of 2020, and Europe and various Asia-Pacific territories throughout calendar 2020 and calendar 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company plans to launch an international DTC general entertainment offering under the Star brand in calendar year 2021.
As we will use our branded film and television content on our DTC offerings, we are forgoing certain licensing revenue from the sale of this content to third parties in TV/SVOD markets. We also expect to forgo revenue from linear channels in certain markets as a result of investment in our DTC offerings. In addition, we are increasing programming and production investments to create exclusive content for our DTC offerings.
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company acquired TFCF on March 20, 2019. Additionally, in connection with the acquisition of TFCF, we acquired a controlling interest in Hulu. The Company began consolidating the results of TFCF and Hulu effective March 20, 2019.
Revenues for the quarter decreased 42%, or $8.5 billion, to $11.8 billion; net income attributable to Disney decreased $6.5 billion, to a loss of $4.7 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) decreased to a loss of $2.61 compared to income of $0.79 in the prior-year quarter. The EPS decrease for the quarter was due to goodwill and intangible asset impairments at our International Channels business and lower segment operating income. These decreases were partially offset by a non-cash investment gain in the current quarter and the comparison to an investment impairment in the prior-year quarter. The decrease in segment operating income was due to lower results at Parks, Experiences and Products and Studio Entertainment and higher losses at Direct-to-Consumer & International, partially offset by higher results at Media Networks.
Revenues
Service revenues for the quarter decreased 38%, or $6.8 billion, to $11.2 billion due to the closure of our theme parks and resorts, lower theatrical revenues due to theater closures, lower advertising revenue, the suspension of our cruise line operations and, to a lesser extent, decreased merchandise licensing revenue, all of which were driven by the impact of COVID-19. These decreases were partially offset by higher subscription revenue from Disney+ and Hulu.
Product revenues for the quarter decreased 76%, or $1.7 billion, to $0.5 billion due to lower merchandise, food and beverage sales due to the closure of our theme parks, resorts and retail stores.
Costs and expenses
Cost of services for the quarter decreased 37%, or $4.3 billion, to $7.2 billion due to decreased sports and other programming costs, lower film cost amortization and theatrical distribution costs, the closure of our theme parks and resorts and the suspension of our cruise line operations. These decreases were partially offset by higher programming, production and technology costs for Disney+ and Hulu.
Cost of products for the quarter decreased 50%, or $0.7 billion, to $0.7 billion due to the closure of our theme parks and resorts.
Selling, general, administrative and other costs decreased 27%, or $0.9 billion, to $2.5 billion due to lower marketing cost driven by a decrease in spending at the theatrical distribution and theme parks and resorts businesses, partially offset by an increase at Disney+.
Depreciation and amortization increased 5%, or $0.1 billion, to $1.4 billion, due to new attractions at our domestic parks and resorts.
Restructuring and impairment charges
Restructuring and impairment charges of $5,047 million for the current quarter were due to $4,953 million of impairment charges for goodwill and intangible assets at our International Channels business and $94 million of restructuring costs. Restructuring costs were primarily for severance and contract termination charges in connection with the acquisition and integration of TFCF.
Restructuring and impairment charges of $207 million for the prior-year quarter were primarily for severance and equity based compensation costs in connection with the acquisition and integration of TFCF.
Other income (expense), net
Other income of $382 million in the current quarter was due to the DraftKings gain.
Other expense of $123 million in the prior-year quarter was due to an adjustment to the Hulu gain.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	June 27, 2020	June 29, 2019	% Change Better/(Worse)
Interest expense	$(456)	$(472)	3%
Interest income, investment income and other	44	61	(28)%
Interest expense, net	$(412)	$(411)	—%
The decrease in interest expense was due to lower average interest rates, partially offset by higher average debt balances and lower capitalized interest.
The decrease in interest income, investment income and other was driven by a lower benefit related to pension and postretirement benefit costs, other than service cost and a decrease in interest income on cash balances due to lower average rates, partially offset by lower investment impairments.
Equity in the income (loss) of investees
Equity in the income (loss) of investees reflected income of $186 million in the current quarter compared to a loss of $1 million in the prior-year quarter. The change reflected the absence of an impairment that was recorded in the prior-year quarter on an investment in a cable channel at A+E Television Network.
Effective Income Tax Rate

	Quarter Ended
	June 27, 2020	June 29, 2019	Change Better/(Worse)
Effective income tax rate - continuing operations	6.8%	19.6%	12.8	ppt
The decrease in the effective income tax rate was due to the impairment of International Channels goodwill, which is not tax deductible.
Noncontrolling Interests

	Quarter Ended
(in millions)	June 27, 2020	June 29, 2019	% Change Better/(Worse)
Net income from continuing operations attributable to noncontrolling interests	$(209)	$(186)	(12)%
The increase in net income from continuing operations attributable to noncontrolling interests was driven by higher operating results at ESPN and accretion of the redeemable noncontrolling interest in Hulu, partially offset by lower results at Shanghai Disney Resort and Hong Kong Disneyland Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Comparability
Results for the quarter ended June 27, 2020 were impacted by the following:
•Goodwill and intangible asset impairments of $4,953 million and restructuring charges of $94 million
•Amortization expense of $683 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•The DraftKings gain of $382 million
Results for the quarter ended June 29, 2019 were impacted by the following:
•Amortization expense of $779 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•Restructuring charges of $207 million
•Equity investment impairments totaling $185 million
•An adjustment of $123 million to the Hulu gain recognized in the second quarter of fiscal 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended June 27, 2020:
Restructuring and impairment charges	$(5,047)	$408	$(4,639)	$(2.56)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	(683)	159	(524)	(0.28)
DraftKings gain	382	(89)	293	0.16
Total	$(5,348)	$478	$(4,870)	$(2.68)

Quarter Ended June 29, 2019:
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	$(779)	$168	$(611)	$(0.34)
Restructuring charges	(207)	48	(159)	(0.09)
Impairment of equity investments	(185)	42	(143)	(0.08)
Hulu gain adjustment	(123)	28	(95)	(0.05)
Total	$(1,294)	$286	$(1,008)	$(0.55)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
CURRENT PERIOD RESULTS COMPARED TO PRIOR-YEAR PERIOD
The prior-year nine-month period includes the consolidated results of TFCF and Hulu for the period March 20, 2019 through June 29, 2019, whereas the current year results of TFCF and Hulu are included for the full nine month period. The impact of the approximately six month non-comparable period is referred to as the consolidation of TFCF and Hulu.
Revenues for the nine-month period increased $0.2 billion, to $50.7 billion; net income attributable to Disney decreased $12.2 billion, to a loss of $2.2 billion; and EPS decreased to a loss of $1.17 compared to income of $5.97 in the prior-year nine-month period. The EPS decrease for the nine-month period was due to the goodwill and intangible asset impairments at our International Channels business, the comparison to the Hulu gain recognized in the prior-year period, lower segment operating income and higher amortization of intangible assets and fair value step-up on film and television costs from the TFCF acquisition and the consolidation of Hulu. These decreases were partially offset by the comparison to non-cash investment impairments recorded in the prior-year period and an investment gain in the current period. The decrease in segment operating income was due to lower results at Parks, Experiences and Products and higher losses at Direct-to-Consumer & International, partially offset by increases at our Media Networks and Studio Entertainment segments. Segment operating results for the current period include a $0.5 billion net benefit from the consolidation of TFCF and Hulu.
Revenues
Service revenues for the nine-month period increased 4%, or $1.6 billion, to $45.5 billion, due to the consolidation of TFCF and Hulu and an increase in subscription revenue from Disney+ and Hulu. These increases were partially offset by lower volumes at our theme parks, resorts and cruise line, lower advertising revenue, a decrease in theatrical distribution revenues, a decrease in sales of our television and film programs to third parties and lower affiliate fees. Theme park, resort and cruise line volumes, theatrical distribution revenue and advertising revenue were impacted by COVID-19 reflecting the suspension of the operations, closure of theaters and cancellations of and a shift in the timing of major sporting events, respectively.
Product revenues for the nine-month period decreased 21%, or $1.4 billion, to $5.2 billion, due to lower volumes at our theme parks and resorts, which were impacted by the shutdown of operations, partially offset by the consolidation of TFCF and Hulu.
Costs and expenses
Cost of services for the nine-month period increased 12%, or $3.1 billion, to $29.3 billion, due to the consolidation of TFCF and Hulu, partially offset by lower theatrical and TV/SVOD amortization and distribution costs, lower volumes at our theme parks, resorts and cruise line and a decrease in programming and production costs. The decrease in programming and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
production costs reflected a shift in timing of major sporting events to later periods partially offset by costs for Disney+ programming.
Cost of products for the nine-month period decreased 11%, or $0.4 billion, to $3.6 billion, due to lower volumes at our theme parks and resorts, partially offset by the consolidation of TFCF.

Selling, general, administrative and other costs for the nine-month period increased 22%, or $1.7 billion, to $9.6 billion, due to the consolidation of TFCF and Hulu, partially offset by lower marketing costs. The decrease in marketing costs reflected lower spending at the theatrical distribution and theme parks and resorts businesses, partially offset by spend for Disney+.
Depreciation and amortization increased 40%, or $1.1 billion, to $4.0 billion, due to the amortization of intangible assets arising from the acquisition of TFCF and Hulu and, to a lesser extent, new attractions at our domestic parks and resorts.
Restructuring and impairment charges
Restructuring and impairment charges of $5,342 million for the current period were due to $4,953 million of impairment charges for goodwill and intangible assets at our International Channels business and $389 million of restructuring costs. Restructuring costs were primarily for severance costs and contract termination charges in connection with the acquisition and integration of TFCF.
Restructuring and impairment charges of $869 million in the prior-year period were primarily for severance and equity based compensation costs in connection with the acquisition and integration of TFCF.
Other income (expense), net
Other income (expense), net of $382 million in the current period was due to the DraftKings gain.
Other income (expense), net of $4.8 billion for the prior-year period was due to the Hulu gain.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	June 27, 2020	June 29, 2019	% Change Better/(Worse)
Interest expense	$(1,183)	$(833)	(42)%
Interest income, investment income and other	188	216	(13)%
Interest expense, net	$(995)	$(617)	(61)%
The increase in interest expense for the nine-month period was due to higher average debt balances, partially offset by lower average interest rates.
The decrease in interest income, investment income and other was due to a lower benefit related to pension and postretirement benefit costs, other than service cost and lower interest income on cash balances, partially offset by lower investment impairments and higher interest on long-term receivables for film and television program sales.
Equity in the income (loss) of investees
Equity in the income (loss) of investees reflected income of $545 million in the current period compared to a loss of $234 million in the prior-year period. The change reflected the comparison to impairments in the prior year period on our investment in Vice Group Holdings, Inc. and on an investment in a cable channel at A+E Television Networks and the impact of consolidating Hulu.
Effective Income Tax Rate

	Nine Months Ended
	June 27, 2020	June 29, 2019	Change Better/(Worse)
Effective income tax rate - continuing operations	(55.9)%	21.2%	nm
The effective income tax rate was negative in the current quarter due to the impairment of International Channels goodwill, which is not tax deductible.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Nine Months Ended
(in millions)	June 27, 2020	June 29, 2019	% Change Better/(Worse)
Net income from continuing operations attributable to noncontrolling interests	$(309)	$(343)	10%
The decrease in net income from continuing operations attributable to noncontrolling interests for the nine-month period was primarily due to lower results at Hong Kong Disneyland Resort and Shanghai Disney Resort and a higher loss from our DTC sports business. These decreases were partially offset by accretion of the redeemable noncontrolling interest in Hulu and higher operating results at ESPN.
Certain Items Impacting Comparability
Results for the nine months ended June 27, 2020 were impacted by the following:
•Goodwill and intangible asset impairments of $4,953 million and restructuring charges of $389 million
•Amortization expense of $2,106 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•The DraftKings gain of $382 million
Results for the nine months ended June 29, 2019 were impacted by the following:
•The Hulu gain of $4,794 million
•A benefit of $46 million from an insurance recovery related to a legal matter
•A benefit of $34 million from the U.S federal income tax legislation enacted in fiscal 2018
•Amortization expense of $884 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•Restructuring charges of $869 million
•Equity investment impairments totaling $538 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income/(Loss)	Tax Benefit/(Expense)(1)	After-Tax Income/(Loss)	EPS Favorable/(Adverse)(2)
Nine Months Ended June 27, 2020:
Restructuring and impairment charges	$(5,342)	$477	$(4,865)	$(2.69)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	(2,106)	490	(1,616)	(0.86)
DraftKings gain	382	(89)	293	0.16
Total	$(7,066)	878	$(6,188)	$(3.39)

Nine Months Ended June 29, 2019:
Hulu gain	$4,794	$(1,103)	$3,691	$2.28
Insurance recoveries related to a legal matter	46	(11)	35	0.02
Net benefit from U.S. federal income tax legislation enacted in fiscal 2018	—	34	34	0.02
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	(884)	191	(693)	(0.43)
Restructuring and impairment charges	(869)	200	(669)	(0.42)
Impairment of equity investments	(538)	123	(415)	(0.26)
Total	$2,549	$(566)	$1,983	$1.23
(1)Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 27, 2020 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS
The following table reconciles income (loss) from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)	June 27, 2020	June 29, 2019	Better/ (Worse)
Income (loss) from continuing operations before income taxes	$(4,840)	$2,009	nm	$(1,163)	$12,676	nm
Add:
Corporate and unallocated shared expenses	179	238	25%	604	678	11%
Restructuring and impairment charges	5,047	207	>(100)%	5,342	869	>(100)%
Other income	(382)	123	nm	(382)	(4,840)	92%
Interest expense, net	412	411	—%	995	617	(61)%
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	683	779	12%	2,106	884	>(100)%
Impairment of equity investments	—	185	100%	—	538	100%
Total segment operating income	$1,099	$3,952	(72)%	$7,502	$11,422	(34)%
(1)Includes amortization of intangibles related to TFCF equity investees.
The following is a summary of segment revenue and operating income:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues:
Media Networks	$6,562	$6,713	(2)%	$21,180	$18,317	16%
Parks, Experiences and Products	983	6,575	(85)%	13,922	19,570	(29)%
Studio Entertainment	1,738	3,836	(55)%	8,041	7,817	3%
Direct-to-Consumer & International	3,969	3,875	2%	12,114	5,940	>100%
Eliminations	(1,473)	(737)	(100)%	(4,576)	(1,155)	>(100)%
	$11,779	$20,262	(42)%	$50,681	$50,489	—%
Segment operating income (loss):
Media Networks	$3,153	$2,136	48%	$7,158	$5,696	26%
Parks, Experiences and Products	(1,960)	1,719	nm	1,017	5,377	(81)%
Studio Entertainment	668	792	(16)%	2,082	1,607	30%
Direct-to-Consumer & International	(706)	(562)	(26)%	(2,226)	(1,084)	>(100)%
Eliminations	(56)	(133)	58%	(529)	(174)	>(100)%
	$1,099	$3,952	(72)%	$7,502	$11,422	(34)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Depreciation expense is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)	June 27, 2020	June 29, 2019	Better/ (Worse)
Media Networks
Cable Networks	$36	$29	(24)%	$89	$79	(13)%
Broadcasting	26	22	(18)%	64	62	(3)%
Total Media Networks	62	51	(22)%	153	141	(9)%
Parks, Experiences and Products
Domestic	426	366	(16)%	1,232	1,085	(14)%
International	176	181	3%	520	549	5%
Total Parks, Experiences and Products	602	547	(10)%	1,752	1,634	(7)%
Studio Entertainment	26	22	(18)%	70	53	(32)%
Direct-to-Consumer & International	80	88	9%	224	157	(43)%
Corporate	52	43	(21)%	129	124	(4)%
Total depreciation expense	$822	$751	(9)%	$2,328	$2,109	(10)%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)	June 27, 2020	June 29, 2019	Better/ (Worse)
Media Networks	$1	$—	nm	$3	$—	nm
Parks, Experiences and Products	27	27	—%	81	81	—%
Studio Entertainment	14	15	7%	44	46	4%
Direct-to-Consumer & International	27	23	(17)%	84	68	(24)%
TFCF and Hulu	486	490	1%	1,470	562	>(100) %
Total amortization of intangible assets	$555	$555	—%	$1,682	$757	>(100) %

Media Networks
Operating results for the Media Networks segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Affiliate fees	$3,647	$3,564	2%
Advertising	1,115	1,874	(41)%
TV/SVOD distribution and other	1,800	1,275	41%
Total revenues	6,562	6,713	(2)%
Operating expenses	(2,980)	(4,092)	27%
Selling, general, administrative and other	(583)	(626)	7%
Depreciation and amortization	(63)	(51)	(24)%
Equity in the income of investees	217	192	13%
Operating Income	$3,153	$2,136	48%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
The increase in affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by a decrease of 4% from fewer subscribers. The subscriber decline was net of a benefit from the ACC Network launch in August 2019.
The decrease in advertising revenues was due to decreases of $617 million at Cable Networks, from $1,015 million to $398 million and $142 million at Broadcasting, from $859 million to $717 million. Cable Networks advertising revenue reflected decreases of 50% from lower impressions reflecting lower average viewership and, to a lesser extent, units delivered and 8% from lower rates. Lower average viewership was due to the absence of major sporting events as a result of COVID-19. Broadcasting advertising revenue reflected decreases of 11% from the owned television stations and 7% from lower network impressions reflecting lower average viewership and units delivered.
The increase in TV/SVOD distribution and other revenue of $525 million was due to sales of Disney Television Studios (i.e. ABC and 20th Century Fox Television studios), FX and Disney Channel programs. The increase in Disney Television Studios program sales was due to third-party sales and sales to Hulu. Third-party sales were driven by The Wilds, How To Get Away With Murder, Lost, Modern Family, Homeland and The Politician. Sales to Hulu were due to Love, Victor and Helstrom. Higher sales of FX and Disney Channel programs were due to sales to Hulu and Disney+, respectively.
Costs and Expenses
Operating expenses include programming and production costs, which decreased $963 million, from $3,781 million to $2,818 million. At Cable Networks, programming and production costs decreased $1,194 million due to the shift in the timing of major sporting events as a result of COVID-19. Programming costs for the NBA and MLB were shifted to later quarters when we expect the events to occur. At Broadcasting, programming and production costs increased $231 million due to higher program sales and a timing impact from new accounting guidance, partially offset by lower network programming and production costs due to production shutdowns as a result of COVID-19. The new accounting guidance generally results in lower amortization of capitalized episodic television costs during the network airings for shows we also expect to utilize on our DTC services. The new guidance also removed certain limitations on the capitalization of episodic television costs. See Note 8 to the Condensed Consolidated Financial Statements. Compared to the previous accounting, programming and production expense will generally be lower in the first half of the fiscal year and higher in the second half of the fiscal year as the capitalized costs are amortized.
Selling, general, administrative and other costs decreased $43 million, from $626 million to $583 million, due to lower marketing costs at the FX and ABC Television Networks.
Equity in the Income of Investees
Income from equity investees increased $25 million, from $192 million to $217 million, driven by higher income from A +E Television Networks due to lower programming and marketing costs.
Segment Operating Income
Segment operating income increased 48%, or $1,017 million to $3,153 million due to higher results at ESPN, the ABC Television Network and FX Networks and an increase in income from program sales. These increases were partially offset by lower results at the owned television stations.
The following table presents supplemental revenue and operating income detail for the Media Networks segment:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Supplemental revenue detail
Cable Networks	$4,034	$4,464	(10)%
Broadcasting	2,528	2,249	12%
	$6,562	$6,713	(2)%
Supplemental operating income detail
Cable Networks	$2,459	$1,637	50%
Broadcasting	477	307	55%
Equity in the income of investees	217	192	13%
	$3,153	$2,136	48%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Network segment that are excluded from segment operating income:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(315)	$(322)	2%
Restructuring and impairment charges	(4)	(20)	80%
Impairment of equity investments	—	(185)	100%
(1)In the current quarter, amortization of step-up on film and television costs was $163 million and amortization of intangible assets was $152 million. In the prior-year quarter, amortization of step-up on film and television costs was $186 million and amortization of intangible assets was $136 million.
Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Theme park admissions	$34	$1,956	(98)%
Parks & Experiences merchandise, food and beverage	63	1,515	(96)%
Resorts and vacations	80	1,610	(95)%
Merchandise licensing and retail	639	993	(36)%
Parks licensing and other	167	501	(67)%
Total revenues	983	6,575	(85)%
Operating expenses	(1,801)	(3,482)	48%
Selling, general, administrative and other	(507)	(800)	37%
Depreciation and amortization	(629)	(574)	(10)%
Equity in the loss of investees	(6)	—	nm
Operating Income (Loss)	$(1,960)	$1,719	nm
Revenues
Revenues at the Parks, Experiences and Products segment were impacted by COVID-19, which led to the closure of our domestic and international theme parks and resorts, suspension of cruise ship sailings, disruptions in our merchandise licensing business and closure of our retail stores. Walt Disney World Resort, Disneyland Resort and Disneyland Paris were closed for all of the current quarter, while Shanghai Disney Resort re-opened in May and Hong Kong Disneyland Resort re-opened in late June (and closed again in July). We estimate that the impact of COVID-19 on current quarter segment operating income was approximately $3.5 billion, which is net of cost reductions from initiatives to mitigate the impacts of COVID-19.
The decrease in revenues from theme park admissions, merchandise, food and beverage sales, and resorts and vacations was due to the closure of the parks and resorts and suspension of cruise ship sailings.
Merchandise licensing and retail revenue was lower due to decreases of 21% from merchandise licensing and 13% from retail reflecting the impact of COVID-19 on retailers and the closure of our owned retail stores.
The decrease in parks licensing and other revenue was due to lower sponsorship revenue and a decrease in Tokyo Disney Resort royalties due to the closure of the parks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019	Jun 27, 2020	Jun 29, 2019
Parks
Increase/(decrease)
Attendance(2)	(100)%	(3)%	(90)%	(7)%	(97)%	(4)%
Per Capita Guest Spending(3)	nm	10%	(12)%	17%	nm	12%
Hotels(4)
Occupancy(5)	nm	88%	nm	83%	nm	87%
Available Room Nights (in thousands)(6)	nm	2,503	nm	793	nm	3,296
Per Room Guest Spending(7)	nm	$366	nm	$331	nm	$358
(1)Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the average foreign exchange rate for the same period in the prior year.
(2)Attendance is used to analyze volume trends at our theme parks and is based on the number of unique daily entries, i.e. a person visiting multiple theme parks in a single day is counted only once. Our attendance count includes complimentary entries but excludes entries by children under the age of three.
(3)Per capita guest spending is used to analyze guest spending trends and is defined as total revenue from ticket sales and sales of food, beverage and merchandise in our theme parks, divided by total theme park attendance.
(4)Hotel metrics in the current quarter are not meaningful given the closure of our resorts.
(5)Occupancy is used to analyze the usage of available capacity at hotels and is defined as the number of room nights occupied by guests as a percentage of available hotel room nights.
(6)Available hotel room nights are defined as the total number of room nights that are available at our hotels and at Disney Vacation Club (DVC) properties located at our theme parks and resorts that are not utilized by DVC members. Available hotel room nights include rooms temporarily taken out of service.
(7)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights.
Costs and Expenses
Operating expenses include operating labor, which decreased $943 million from $1,587 million to $644 million, cost of goods sold and distribution costs, which decreased $460 million from $698 million to $238 million, and infrastructure costs, which decreased $45 million from $607 million to $562 million, all of which were lower as a result of the closure of our theme parks, resorts and retail stores and the suspension of cruise ship sailings. The decrease in labor costs also included the benefit of government credits for certain employee costs. Lower infrastructure costs from the closures were partially offset by the write-down of assets at our retail stores. Other operating expenses, which include costs for such items as supplies, commissions/fees and entertainment offerings, decreased $233 million, from $590 million to $357 million due to the suspension of operations, partially offset by higher charges for capital project abandonments.
Selling, general, administrative and other costs decreased $293 million from $800 million to $507 million due to marketing and general and administrative cost reductions resulting from initiatives to mitigate the impacts of COVID-19.
Depreciation and amortization increased $55 million from $574 million to $629 million due to new attractions at our domestic parks and resorts.
Equity in the Loss of Investees
Loss from equity investees was $6 million, reflecting a loss from Villages Nature, in which Disneyland Paris has a 50% interest.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Segment Operating Income (Loss)
Segment operating income decreased $3.7 billion to a loss of $2.0 billion due to decreases at our domestic and international parks and experiences and to a lesser extent, our merchandise licensing and retail businesses.
The following table presents supplemental revenue and operating income (loss) detail for the Parks, Experiences and Products segment:

	Quarter Ended		% Change Better/ (Worse)
(in millions)	June 27, 2020	June 29, 2019
Supplemental revenue detail
Parks & Experiences
Domestic	$213	$4,420	(95)%
International	116	1,126	(90)%
Consumer Products	654	1,029	(36)%
	$983	$6,575	(85)%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$(1,584)	$1,157	nm
International	(438)	189	nm
Consumer Products	62	373	(83)%
	$(1,960)	$1,719	nm

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Theatrical distribution	$51	$2,240	(98)%
Home entertainment	395	432	(9)%
TV/SVOD distribution and other	1,292	1,164	11%
Total revenues	1,738	3,836	(55)%
Operating expenses	(777)	(2,013)	61%
Selling, general, administrative and other	(253)	(994)	75%
Depreciation and amortization	(40)	(37)	(8)%
Operating Income	$668	$792	(16)%
Revenues
The decrease in theatrical distribution revenue reflected no releases in the current quarter compared to the release of Avengers: Endgame and Aladdin in the prior-year quarter. The current quarter results were impacted by theater closures globally due to COVID-19. The prior-year quarter also included Toy Story 4, Dumbo, Dark Phoenix and Captain Marvel.
Lower home entertainment revenue was driven by a decrease of 12% from lower unit sales, partially offset by an increase of 5% from higher average net effective pricing. The decrease in worldwide unit sales was driven by fewer new release titles in the current quarter, including Star Wars: The Rise of Skywalker and Frozen II, compared to Captain Marvel, Bohemian Rhapsody, Ralph Breaks the Internet and Mary Poppins Returns in the prior-year quarter. The increase in average net effective pricing was due to higher rates, partially offset by lower mix of higher priced new release titles.
Growth in TV/SVOD distribution and other revenue was due to an increase of 27% from TV/SVOD distribution, partially offset by decreases of 14% from stage plays reflecting the impact of theater closures in response to COVID-19 and 4% from lower Parks, Experiences and Products segment revenue share. The increase in TV/SVOD distribution was due to sales of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
content to Disney+, which included Artemis Fowl, Star Wars: The Rise of Skywalker, Onward, Maleficent: Mistress of Evil and various library titles, partially offset by lower sales to third parties in the pay television window.
Costs and Expenses
Operating expenses include film cost amortization, which decreased $913 million, from $1,555 million to $642 million. The decrease in film cost amortization was due to a decrease in theatrical distribution revenue, lower film cost impairments and a decrease in Parks, Experiences and Products segment revenue share, partially offset by higher TV/SVOD distribution revenues. Operating expenses also include cost of goods sold and distribution costs, which decreased $323 million, from $458 million to $135 million. Lower cost of goods sold and distribution costs were due to decreases in theatrical and stage play distribution costs driven by theater closures.
Selling, general, administrative and other costs decreased $741 million from $994 million to $253 million due to lower theatrical and, to a lesser extent, home entertainment marketing costs.
Segment Operating Income
Segment operating income decreased $124 million, to $668 million due to lower theatrical distribution results, partially offset by increases in TV/SVOD and home entertainment distribution results and lower film cost impairments.
Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(49)	$(121)	60%
Restructuring and impairment charges	(45)	(59)	24%
(1)In the current quarter, amortization of step-up on film and television costs was $22 million and amortization of intangible assets was $27 million. In the prior-year quarter, amortization of step-up on film and television costs was $92 million and amortization of intangible assets was $29 million.
Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Affiliate fees	$848	$1,006	(16)%
Advertising	786	1,492	(47)%
Subscription fees	2,129	950	>100%
TV/SVOD distribution and other	206	427	(52)%
Total revenues	3,969	3,875	2%
Operating expenses	(3,565)	(3,580)	—%
Selling, general, administrative and other	(985)	(753)	(31)%
Depreciation and amortization	(107)	(111)	4%
Equity in the income / (loss) of investees	(18)	7	nm
Operating Loss	$(706)	$(562)	(26)%
Revenues
The decrease in affiliate fees was due to decreases of 7% from fewer subscribers driven by the expiration of certain contracts and channel closures in Europe, 7% from an unfavorable foreign exchange impact and 2% from lower rates.
The decrease in advertising revenues was due to decreases of 37% from our International Channels and 10% from lower addressable advertising sales. Lower advertising revenues at our International Channels was driven by decreased impressions, which reflected a shift in the timing of Indian Premier League (IPL) cricket matches to later quarters as a result of COVID-19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
and the comparison to the prior-year broadcast of the International Cricket Council World Cup (ICC WC) matches. The ICC WC is held every four years. The decrease in addressable advertising sales was due to lower rates and impressions.
The increase in subscription fees was due to subscriber growth reflecting the launch of Disney+ starting in November 2019 and increased subscribers at Hulu and ESPN+, and higher rates driven by an increase in retail pricing for the Hulu Live TV + SVOD service.
Lower TV/SVOD distribution and other revenue was primarily due to the comparison to the sub-licensing of ICC WC rights to third-party broadcasters in the prior-year quarter.
The following table presents the number of paid subscribers(1) (in millions) for Disney+, ESPN+ and Hulu as of:

			% Change
	June 27, 2020	June 29, 2019	Better/ (Worse)
Disney+(3)	57.5	—	nm
ESPN+	8.5	2.4	>100%
Hulu
SVOD Only	32.1	25.7	25%
Live TV + SVOD	3.4	2.2	55%
Total Hulu	35.5	27.9	27%
The following table presents the average monthly revenue per paid subscriber(2) for the quarter ended:

			% Change
	June 27, 2020	June 29, 2019	Better/ (Worse)
Disney+ (3)	$4.62	$—	nm
ESPN+ (4)	$4.18	$5.33	(22)%
Hulu
SVOD Only	$11.39	$12.68	(10)%
Live TV + SVOD	$68.11	$58.42	17%
(1)A subscriber for which we recognized subscription revenue. A subscriber ceases to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. A subscription bundle is considered a paid subscriber for each service included in the bundle. Subscribers include those who receive the service through wholesale arrangements in which we receive a fee for the distribution of Disney+ to each subscriber to an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC services, whether acquired individually, through a wholesale arrangement or via the bundle, we refer to them as paid subscriptions.
(2)Revenue per paid subscriber is calculated based upon the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period beginning at launch and ending on the last day of the quarter. The average revenue per subscriber is net of discounts offered on bundled services. The discount is allocated to each service based on the relative retail price of each service on a standalone basis. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third party platforms like Apple.
(3)Disney+ Hotstar launched on April 3, 2020 (as a conversion of the preexisting Hotstar service in India) and is included in the number of paid subscribers and average monthly revenue per paid subscriber. The average monthly revenue per paid subscriber for Disney+ Hotstar is significantly lower than the average monthly revenue per paid subscriber in North America and Europe.
(4)Excludes Pay-Per-View revenue.
The average monthly revenue per paid subscriber for ESPN+ decreased from $5.33 to $4.18 due to the introduction of a bundled subscription package offering of Disney+, ESPN+ and Hulu beginning in November 2019 and lower per-subscriber advertising revenue. The bundled offering has a lower retail price than the aggregate standalone retail prices of the individual services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $12.68 to $11.39 due to lower per-subscriber advertising revenue. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $58.42 to $68.11 due to an increase in retail pricing and higher per-subscriber advertising revenue, partially offset by the introduction of the bundled subscription package.
Costs and Expenses
Operating expenses include a $115 million decrease in programming and production costs, from $3,011 million to $2,896 million and a $100 million increase in other operating expenses, from $569 million to $669 million. The decrease in programming and production costs includes lower costs for sports programming and, to a lesser extent, cost reductions due to production shutdowns and channel closures and a favorable foreign exchange impact. These decreases were partially offset by higher costs for the launch of Disney+ and an increase at Hulu driven by subscriber growth. Lower sports programming costs were primarily due to the comparison to ICC WC in the prior-year quarter and the shift in timing of IPL. Programming costs for IPL were shifted to later quarters when we expect the events to occur. Programming and production costs include the costs of content provided by other segments. Other operating expenses, which include technical support and distribution costs, increased due to the launch of Disney+.
Selling, general, administrative and other costs increased $232 million from $753 million to $985 million due to the launch of Disney+.
Equity in the Income (Loss) of Investees
Income from equity investees in the prior-year quarter of $7 million decreased by $25 million to a loss of $18 million in the current quarter, reflecting lower results at Tata Sky.
Segment Operating Loss
Segment operating loss increased to $706 million from $562 million due to costs associated with the launch of Disney+, partially offset by increases at Star and ESPN+.
The following table presents supplemental revenue and operating income (loss) detail for the Direct-to-Consumer & International segment:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Supplemental revenue detail
International Channels	$1,098	$1,974	(44)%
Direct-to-Consumer services	2,680	1,529	75%
Other(1)	191	372	(49)%
	$3,969	$3,875	2%
Supplemental operating income (loss) detail
International Channels	$223	$193	16%
Direct-to-Consumer services	(801)	(600)	(34)%
Other(1)	(110)	(162)	32%
Equity in the loss of investees	(18)	7	nm
	$(706)	$(562)	(26)%
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

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(317)	$(334)	5%
Hulu gain	—	(123)	(100)%
Restructuring and impairment charges(2)	(4,988)	(106)	>(100) %
(1)In the current quarter, amortization of intangible assets was $305 million, amortization of intangible assets related to TFCF equity investees was $7 million and amortization of step-up on film and television costs was $5 million. In the prior-year quarter, amortization of intangible assets was $323 million, amortization of intangible assets related to TFCF equity investees was $15 million and amortization of step-up on film and television costs was a benefit of $4 million.
(2)The current quarter includes goodwill and intangible asset impairments at our International Channels business ($4,953 million).
Eliminations
Intersegment content transactions are as follows:

	Quarter Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(36)	$(41)	12%
Content transactions with Direct-to-Consumer & International	(506)	(82)	>(100) %
Media Networks:
Content transactions with Direct-to-Consumer & International	(931)	(614)	(52)%
Total	$(1,473)	$(737)	(100)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$2	$(16)	nm
Content transactions with Direct-to-Consumer & International	27	(35)	nm
Media Networks:
Content transactions with Direct-to-Consumer & International	(85)	(82)	(4)%
Total	$(56)	$(133)	58%
Revenues
The increase in revenue eliminations was due to sales of Studio Entertainment content to Disney + and sales of Media Networks content to Disney+ and Hulu. Studio Entertainment titles sold to Disney+ included Artemis Fowl, Star Wars: The Rise of Skywalker and Onward. Media Networks sales to Disney+ reflected the sale of library series, including The Simpsons and Disney Channel titles. The increase in Media Networks sales to Hulu reflected sales of Mrs. America, Love Victor and Helstrom, and an increase in affiliate fees received from Hulu reflecting subscriber growth to our networks included in the Hulu Live TV service.
Operating Income
The decrease in the impact from eliminations was due to the recognition of previously deferred profit on sales of Studio Entertainment titles to Disney+, the International Channels and the FX Networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Nine Month Results
Media Networks
Operating results for the Media Networks segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Affiliate Fees	$11,041	$9,873	12%
Advertising	4,841	5,521	(12)%
TV/SVOD distribution and other	5,298	2,923	81%
Total revenues	21,180	18,317	16%
Operating expenses	(12,529)	(11,439)	(10)%
Selling, general, administrative and other	(1,926)	(1,594)	(21)%
Depreciation and amortization	(156)	(141)	(11)%
Equity in the income of investees	589	553	7%
Operating Income	$7,158	$5,696	26%
Revenues
The increase in affiliate fees was due to increases of 9% from the consolidation of TFCF and 7% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers. The subscriber decline was net of a benefit from the ACC Network launch in August 2019.
The decrease in advertising revenues was due to decreases of $487 million at Cable Networks, from $2,774 million to $2,287 million and $193 million at Broadcasting, from $2,747 million to $2,554 million. Cable Networks advertising revenue reflected decreases of 23% from lower impressions reflecting lower average viewership, due to the impact COVID-19 had on live sports events, and 2% from lower rates. These decreases were partially offset by an increase of 9% from the consolidation of TFCF. Broadcasting advertising revenue reflected decreases of 5% from lower average network viewership and 5% from the owned television stations, partially offset by increases of 3% from higher network rates and 2% from the consolidation of TFCF.
The increase in TV/SVOD distribution and other revenue of $2,375 million was due to the consolidation of TFCF, which consisted primarily of program sales, and higher program sales at Disney Television Studios, FX and Disney Channel. The increase in Disney Television Studios was due to program sales to Hulu and Disney+ driven by sales of Little Fires Everywhere, The Simpsons and High Fidelity, while the increases at FX and Disney Channel were due to program sales to Hulu and Disney+, respectively.
Costs and Expenses
Operating expenses include programming and production costs, which increased $1,090 million from $10,828 million to $11,918 million. At Cable Networks, programming and production costs decreased $260 million due to the shift in timing of cost for NBA and MLB to later quarters when we expect the events to occur, partially offset by the consolidation of TFCF and contractual increases for NFL, college football playoffs and other college sports. At Broadcasting, programming and production costs increased $1,350 million due to the consolidation of TFCF and higher program sales at Disney Television Studios.
Selling, general, administrative and other costs increased $332 million from $1,594 million to $1,926 million, due to the consolidation of TFCF.
Equity in the Income of Investees
Income from equity investees increased $36 million, from $553 million to $589 million, driven by higher income from A +E Television Networks due to lower programming costs, higher program sales and a decrease in marketing costs, partially offset by lower advertising revenue.
Segment Operating Income
Segment operating income increased 26%, or $1,462 million to $7,158 million due to the consolidation of TFCF and increases at ESPN, Disney Television Studios and FX Networks. These increases were partially offset by lower results at the owned television stations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table provides supplemental revenue and segment operating income detail for the Media Networks segment:

	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Cable Networks	$13,245	$12,243	8%
Broadcasting	7,935	6,074	31%
	$21,180	$18,317	16%
Segment operating income
Cable Networks	$5,120	$4,169	23%
Broadcasting	1,449	974	49%
Equity in the income of investees	589	553	7%
	$7,158	$5,696	26%
Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Networks segment that are excluded from segment operating income:

	Nine Months Ended
(in millions)	June 27, 2020	June 29, 2019	% Change Better/(Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(926)	$(372)	>(100)%
Restructuring and impairment charges	(26)	(84)	69%
Impairment of equity investments	—	(185)	100%
(1)In the current nine-month period, amortization of step-up on film and television costs was $468 million and amortization of intangible assets was $458 million. In the prior-year nine-month period, amortization of step-up on film and television costs was $218 million and amortization of intangible assets was $154 million.
Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Theme park admissions	$3,655	$5,657	(35)%
Parks & Experiences merchandise, food and beverage	3,030	4,491	(33)%
Resorts and vacations	3,088	4,644	(34)%
Merchandise licensing and retail	3,024	3,285	(8)%
Parks licensing and other	1,125	1,493	(25)%
Total revenues	13,922	19,570	(29)%
Operating expenses	(9,059)	(10,229)	11%
Selling, general, administrative and other	(1,998)	(2,237)	11%
Depreciation and amortization	(1,833)	(1,715)	(7)%
Equity in the loss of investees	(15)	(12)	(25)%
Operating Income	$1,017	$5,377	(81)%
Revenues
The decrease in theme park admissions revenue was due to a decrease of 38% from lower attendance driven by the closure of the parks, partially offset by an increase of 5% from higher average ticket prices prior to the closure.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Parks & Experiences merchandise, food and beverage revenue was lower compared to the prior-year nine-month period due to a decrease of 38% from lower volumes driven by the closure of the parks and resorts, partially offset by an increase of 5% from higher average guest spending prior to the closure.
The decrease in resorts and vacations revenue was due to decreases of 18% from lower occupied room nights and 11% from fewer passenger cruise days driven by the closure of the resorts and suspension of cruise ship sailings, respectively.
Merchandise licensing and retail revenue was lower due to decreases of 4% from merchandise licensing, 3% from retail and 2% from games. The decrease at merchandise licensing was primarily due to lower minimum guarantee shortfall recognition and a decrease in sales of merchandise based on Mickey and Minnie, Avengers, Disney Princesses, Toy Story and Cars, partially offset by higher sales of Frozen merchandise. Merchandise licensing revenues for the current nine-month period were adversely impacted by COVID-19. The decrease in revenues at retail was due to the closure of our retail stores as a result of COVID-19, partially offset by higher online sales. The decrease at games was driven by the prior-year sale of rights to a video game.
The decrease in parks licensing and other revenue was primarily due to lower sponsorship revenue and a decrease in Tokyo Disney Resort royalties due to the closure of the parks.
The following table presents supplemental park and hotel statistics:

	Domestic		International(1)		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Parks
Increase/(decrease)
Attendance(2)	(35)%	—%	(51)%	(5)%	(40)%	(2)%
Per Capita Guest Spending(3)	9%	7%	(3)%	12%	9%	8%
Hotels
Occupancy(4)	53%	92%	41%	83%	51%	89%
Available Room Nights (in thousands)(5)	8,127	7,477	2,388	2,381	10,515	9,858
Per Room Guest Spending(6)	$373	$359	$306	$306	$361	$347
(1)Per capita guest spending growth rate is stated on a constant currency basis. Per room guest spending is stated at the average foreign exchange rate for the same period in the prior year.
(2)Attendance is used to analyze volume trends at our theme parks and is based on the number of unique daily entries, i.e. a person visiting multiple theme parks in a single day is counted only once. Our attendance count includes complimentary entries but excludes entries by children under the age of three.
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
Costs and Expenses
Operating expenses include operating labor, which decreased $698 million from $4,595 million to $3,897 million, cost of goods sold and distribution costs, which decreased $384 million from $2,151 million to $1,767 million, and infrastructure costs, which increased $67 million from $1,754 million to $1,821 million. The decrease in operating labor was primarily due to lower volumes and the benefit of government credits for certain employee costs, partially offset by inflation and new guest offerings. Lower cost of goods sold and distribution costs were due to lower volumes. The increase in infrastructure costs includes the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
write-down of assets at our retail stores and higher costs for new guest offerings, partially offset by a decrease in operations support costs. Other operating expenses, which include costs for such items as supplies, commissions/fees and entertainment offerings, decreased $155 million, from $1,729 million to $1,574 million, primarily due to lower volumes, partially offset by higher charges for capital project abandonments.
Selling, general, administrative and other costs decreased $239 million from $2,237 million to $1,998 million due to marketing cost reductions resulting from initiatives to mitigate the impacts of COVID-19.
Depreciation and amortization increased $118 million from $1,715 million to $1,833 million primarily due to new attractions at our domestic parks and resorts.
Segment Operating Income
Segment operating income decreased 81%, or $4.4 billion, to $1.0 billion due to decreases at our domestic and international parks and experiences and to a lesser extent, our retail and merchandise licensing businesses.
The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	June 27, 2020	June 29, 2019
Supplemental revenue detail
Parks & Experiences
Domestic	$9,291	$13,100	(29)%
International	1,546	3,068	(50)%
Consumer Products	3,085	3,402	(9)%
	$13,922	$19,570	(29)%
Supplemental operating income detail
Parks & Experiences
Domestic	$649	$3,685	(82)%
International	(730)	331	nm
Consumer Products	1,098	1,361	(19)%
	$1,017	$5,377	(81)%

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Theatrical distribution	$2,062	$3,365	(39)%
Home entertainment	1,333	1,127	18%
TV/SVOD distribution and other	4,646	3,325	40%
Total revenues	8,041	7,817	3%
Operating expenses	(3,835)	(3,891)	1%
Selling, general, administrative and other	(2,010)	(2,220)	9%
Depreciation and amortization	(114)	(99)	(15)%
Operating Income	$2,082	$1,607	30%
Revenues
The decrease in theatrical distribution revenue was due to fewer significant releases, which included the impact of theater closures as a result of COVID-19, partially offset by the consolidation of TFCF. Significant titles in the current period included Frozen II, Star Wars: The Rise of Skywalker and Maleficent: Mistress Of Evil. Significant titles in the prior-year period

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
included Avengers: Endgame, Captain Marvel, Aladdin, Ralph Breaks the Internet, Toy Story 4, Mary Poppins Returns and Dumbo.
Higher home entertainment revenue was due to an increase of 22% from the consolidation of TFCF.
Higher TV/SVOD distribution and other revenue was due to increases of 25% from TV/SVOD distribution and 19% from the consolidation of TFCF, partially offset by a decrease of 6% from stage plays. The increase in TV/SVOD distribution was due to sales of content to Disney+, partially offset by lower sales to third parties in the pay and free television windows.
Costs and Expenses
Operating expenses include cost of goods sold and distribution costs, which decreased $199 million, from $1,020 million to $821 million. Lower cost of goods sold and distribution costs were driven by decreases in theatrical and stage play distribution costs due to theater closures, partially offset by the consolidation of TFCF. Operating expenses also include film cost amortization, which increased $143 million, from $2,871 million to $3,014 million due to the consolidation of TFCF and higher TV/SVOD distribution revenue, partially offset by lower theatrical distribution revenue.
Selling, general, administrative and other costs decreased $210 million from $2,220 million to $2,010 million due to lower theatrical and home entertainment marketing costs, partially offset by the consolidation of TFCF.
Segment Operating Income
Segment operating income increased 30%, or $475 million, to $2,082 million due to increases in TV/SVOD and home entertainment distribution results, partially offset by lower stage play results.
Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Nine Months Ended
(in millions)	June 27, 2020	June 29, 2019	% Change Better/(Worse)
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(211)	$(121)	(74)%
Restructuring and impairment charges	(102)	(170)	40%
(1)In the current nine-month period, amortization of step-up on film and television costs was $130 million and amortization of intangible assets was $81 million. In the prior-year nine-month period, amortization of step-up on film and television costs was $87 million and amortization of intangible assets was $34 million.
Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Affiliate fees	$2,783	$1,742	60%
Advertising	3,244	2,364	37%
Subscription fees	5,251	1,136	>100%
TV/SVOD distribution and other	836	698	20%
Total revenues	12,114	5,940	>100%
Operating expenses	(10,878)	(5,332)	>(100)%
Selling, general, administrative and other	(3,148)	(1,245)	>(100)%
Depreciation and amortization	(308)	(225)	(37)%
Equity in the loss of investees	(6)	(222)	97%
Operating Loss	$(2,226)	$(1,084)	>(100)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
The increase in affiliate fees was due to an increase of 71% from the consolidation of TFCF, partially offset by decreases of 6% from an unfavorable foreign exchange impact and 5% from fewer subscribers driven by the expiration of certain contracts and channel closures in Europe.
The increase in advertising revenues was due to an increase of 38% from higher addressable advertising sales, partially offset by a decrease of 1% from our International Channels. Higher addressable advertising sales were due to the consolidation of Hulu and TFCF’s operations, partially offset by lower rates. Advertising revenues at our International Channels were comparable to the prior-year period as a decrease from lower average viewership was largely offset by the consolidation of TFCF. The decrease in average viewership reflected a shift in the timing of IPL cricket matches to later quarters as a result of COVID-19 and the comparison to the prior-year broadcast of ICC WC matches.
The increase in subscription fees was due to the consolidation of Hulu’s operations and subscriber growth reflecting the launch of Disney+ starting in November 2019 and, to a lesser extent, increased subscribers at Hulu and ESPN+.
Growth in TV/SVOD distribution and other revenue was due to the consolidation of TFCF and Hulu’s operations and an increase in Ultimate Fighting Championship (UFC) pay-per-view fees, partially offset by the comparison to the sub-licensing of ICC WC rights to third-party broadcasters in the prior-year period.
The following table presents the average monthly revenue per paid subscriber(1) for the nine-month period ended:

			% Change
	June 27, 2020	June 29, 2019	Better/ (Worse)
Disney+	$5.03	$—	nm
ESPN+(2)	$4.26	$5.10	(16)%
Hulu(3)
SVOD Only	$12.14	$13.25	(8)%
Live TV + SVOD	$65.19	$54.73	19%
(1)Revenue per paid subscriber is calculated based upon the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber for the nine-month period ended June 27, 2020 is calculated using a daily average of paid subscribers for the period beginning at launch and ending on the last day of the period. The average revenue per subscriber is net of discounts offered on bundled services. The discount is allocated to each service based on the relative retail price of each service on a standalone basis. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third party platforms like Apple.
(2)Excludes Pay-Per-View revenue.
(3)Hulu’s average monthly revenue per paid subscriber for the period September 30, 2018 to March 19, 2019 is not reflected in the Company’s prior-year revenues, but is included in the average monthly revenue per paid subscriber reported in the table. Includes advertising revenue (including amounts generated during free trial subscription periods).
The average monthly revenue per paid subscriber for ESPN+ decreased from $5.10 to $4.26 due to the introduction of a bundled subscription package offering of Disney+, ESPN+ and Hulu beginning in November 2019 and lower per-subscriber advertising revenue. The bundled offering has a lower retail price than the aggregate standalone retail prices of the individual services.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $13.25 to $12.14 driven by a decrease in retail pricing and lower per-subscriber advertising revenue. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $54.73 to $65.19 due to increases in retail pricing and higher per-subscriber Live TV advertising revenue.
Costs and Expenses
Operating expenses include a $4,555 million increase in programming and production costs, from $4,229 million to $8,784 million, and a $991 million increase in other operating expenses, from $1,103 million to $2,094 million. The increase in programming and production costs was due to the consolidation of Hulu and TFCF’s operations, the launch of Disney+ and increases at Hulu, driven by subscriber growth, and at ESPN+, driven by UFC programming rights. These increases were partially offset by the comparison to ICC WC in the prior-year period and the shift in the timing of IPL. Programming and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
production costs include the costs of content provided by other segments. Other operating expenses, which include technical support and distribution costs, increased due to the consolidation of Hulu and TFCF’s operations and the launch of Disney+.
Selling, general, administrative and other costs increased $1,903 million, from $1,245 million to $3,148 million, due to the launch of Disney+ and the consolidation of Hulu and TFCF’s operations.
Depreciation and amortization increased $83 million, from $225 million to $308 million, due to the consolidation of Hulu and TFCF’s operations.
Equity in the Loss of Investees
Loss from equity investees in the prior-year period of $222 million improved by $216 million to a loss of $6 million, primarily due to the consolidation of Hulu’s operations. In the current period, Hulu’s results are reported in revenues and expenses. In the prior-year period, prior to March 20, 2019, the Company recognized its ownership share of Hulu’s results in equity in the loss of investees.
Segment Operating Loss
Segment operating loss increased from $1,084 million to $2,226 million due to costs associated with the launch of Disney + and, to a lesser extent, the consolidation of Hulu and TFCF’s operations, partially offset by an increase at Star.
The following table presents supplemental revenue and operating income (loss) detail for the Direct-to-Consumer & International segment:

	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Supplemental revenue detail
International Channels	$4,089	$3,085	33%
Direct-to-Consumer services	7,142	1,805	>100%
Other(1)	883	1,050	(16)%
	$12,114	$5,940	>100%
Supplemental operating income (loss) detail
International Channels	$825	$442	87%
Direct-to-Consumer services	(2,757)	(994)	>(100)%
Other(1)	(288)	(310)	7%
Equity in the loss of investees	(6)	(222)	97%
	$(2,226)	$(1,084)	>(100)%
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

	Nine Months Ended
(in millions)	June 27, 2020	June 29, 2019	% Change Better/(Worse)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(963)	$(389)	>(100)%
Hulu gain	—	4,794	(100)%
Restructuring and impairment charges(2)	(5,160)	(244)	>(100)%
Impairment of equity investments	—	(353)	100%
(1)In the current nine-month period, amortization of intangible assets was $925 million, amortization of intangible assets related to TFCF equity investees was $23 million and amortization of step-up on film and television costs was $15 million. In the prior-year nine-month period, amortization of intangible assets was $373 million, amortization of intangible assets related to TFCF equity investees was $15 million and amortization of step-up on film and television costs was $1 million.
(2)The current nine-month period includes goodwill and intangible asset impairments at our International Channels business ($4,953 million).
Eliminations
Intersegment content transactions are as follows:

	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(147)	$(75)	(96)%
Content transactions with Direct-to-Consumer & International	(1,652)	(182)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(2,777)	(898)	>(100)%
Total	$(4,576)	$(1,155)	>(100)%

Operating income
Studio Entertainment:
Content transactions with Media Networks	$(8)	(11)	27%
Content transactions with Direct-to-Consumer & International	(246)	(79)	>(100)%
Media Networks:
Content transactions with Direct-to-Consumer & International	(275)	(84)	>(100)%
Total	$(529)	$(174)	>(100)%
Revenues
The increase in revenue eliminations was due to sales of Studio Entertainment content to Disney+ and sales of Media Networks content to Hulu and Disney+. Media Networks sales to Hulu included original and library titles, including both ABC Studios and Twentieth Century Fox Television content. Media Networks sales include the affiliate fees received from Hulu for networks included in the Hulu Live TV + SVOD service. Media Networks sales to Disney+ were due to sales of library series, including The Simpsons and Disney Channel titles, and, to a lesser extent, original series. Studio Entertainment content sold to Disney+ included original titles Noelle, Lady and the Tramp, and Artemis Fowl and theatrically released titles The Lion King, Toy Story 4 and Star Wars: The Rise of Skywalker.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Income
The increase in the impact from eliminations was due to sales of Media Networks content to Hulu and Disney+ and sales of Studio Entertainment content to Disney+.
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change	Nine Months Ended		% Change
(in millions)	June 27, 2020	June 29, 2019	Better/ (Worse)	June 27, 2020	June 29, 2019	Better/ (Worse)
Corporate and unallocated shared expenses	$(179)	$(238)	25%	$(604)	$(678)	11%
Corporate and unallocated shared expenses decreased $59 million from $238 million to $179 million for the quarter and decreased $74 million from $678 million to $604 million for the nine-month period. The decrease in the quarter was due to lower compensation costs and a decrease in TFCF integration costs, partially offset by the absence of a benefit from amortization of a deferred gain on a sale leaseback due to the adoption of new lease accounting guidance (lease gain). The decrease for the nine-month period was due to lower costs related to TFCF, lower compensation costs, partially offset by the absence of the lease gain. The decrease in TFCF costs in the nine-month period was due to lower acquisition and integration costs, partially offset by the consolidation of TFCF.
RESTRUCTURING IN CONNECTION WITH THE ACQUISITION OF TFCF
See Note 18 to the Condensed Consolidated Financial Statements for information regarding the Company’s restructuring activities in connection with the acquisition of TFCF.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better/ (Worse)
(in millions)	June 27, 2020	June 29, 2019
Cash provided by operations - continuing operations	$5,949	$4,266	39%
Cash used in investing activities - continuing operations	(3,320)	(13,785)	76%
Cash provided by financing activities - continuing operations	14,919	12,533	19%
Cash provided by operations - discontinued operations	2	320	(99)%
Cash provided by investing activities - discontinued operations	198	—	nm
Cash used in financing activities - discontinued operations	—	(179)	—%
Impact of exchange rates on cash, cash equivalents and restricted cash	(49)	47	nm
Change in cash, cash equivalents and restricted cash	$17,699	$3,202	>100%
Operating Activities
Cash provided by continuing operating activities increased 39% to $5.9 billion for the current nine months compared to $4.3 billion in the prior-year nine months. The increase in cash provided by operations was due to the payment of approximately $5.5 billion of tax obligations that arose from the spin-off of Fox Corporation in connection with the TFCF acquisition in the prior-year period and higher operating cash flow at Studio Entertainment and Media Networks, partially offset by lower operating cash flow at Parks, Experiences and Products and Direct-to-Consumer & International. Higher operating cash flow at Studio Entertainment was due to higher operating cash receipts driven by collections of receivables. The increase at Media Networks was due to higher operating cash receipts driven by an increase in revenue and collections of receivables, partially offset by higher television production spending. Lower operating cash flows at Parks, Experiences and Products were due to lower cash receipts driven by decreased revenues, partially offset by lower cash disbursements. Lower cash disbursements were due to lower operating expenses, partially offset by the pay down of accounts payable. The decrease at Direct-to-Consumer & International was due to higher film and television spending and an increase in operating cash disbursements due to higher operating expenses, partially offset by higher operating cash receipts driven by revenues from the consolidation of TFCF and Hulu and the launch of Disney+.
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
The Company’s film and television production and programming activity for the nine months ended June 27, 2020 and June 29, 2019 are as follows:

	Nine Months Ended
(in millions)	June 27, 2020	June 29, 2019
Beginning balances:
Produced and licensed content assets	$27,407	$9,202
Programming liabilities	(4,061)	(1,178)
	23,346	8,024
Spending:
Television program licenses and rights	9,700	7,521
Film and television production	6,615	5,581
	16,315	13,102
Amortization:
Television program licenses and rights	(7,703)	(7,938)
Film and television production	(7,129)	(5,223)
	(14,832)	(13,161)
Change in film and television production and licensed content	1,483	(59)
Net film and television production costs from the acquisition of TFCF and consolidation of Hulu	—	15,156
Other non-cash activity	258	(61)
Ending balances:
Produced and licensed content assets	28,695	27,078
Programming liabilities	(3,608)	(4,018)
	$25,087	$23,060

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the nine months ended June 27, 2020 and June 29, 2019 are as follows:

(in millions)	June 27, 2020	June 29, 2019
Media Networks
Cable Networks	$49	$60
Broadcasting	48	65
Total Media Networks	97	125
Parks, Experiences and Products
Domestic	1,857	2,491
International	625	611
Total Parks, Experiences and Products	2,482	3,102
Studio Entertainment	61	61
Direct-to-Consumer & International	407	137
Corporate	246	142
	$3,293	$3,567
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures for the Parks, Experiences and Products segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The decrease in the period compared to the prior-year period was primarily due to lower spend on Star Wars: Galaxy’s Edge at both the Walt Disney World and Disneyland resorts. Capital spending in the current period also reflected the suspension of certain capital projects as a result of COVID-19.
Capital expenditures at Direct-to-Consumer & International primarily reflect investments in technology. The increase in the current period compared to the prior-year period was due to investments in technology to support our streaming services.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment. The increase in the current period compared to the prior-year period was due to higher spending on facilities.
The Company currently expects its fiscal 2020 capital expenditures will be approximately $0.7 billion lower than fiscal 2019 capital expenditures of $4.9 billion due to lower investments at our domestic parks and resorts, in part reflecting a reduction in spending in response to COVID-19, partially offset by increased spending on technology at Direct-to-Consumer & International and on facilities at Corporate.
Other Investing Activities
Cash used for acquisitions of $9.9 billion in the prior nine-month period reflects $35.7 billion of cash paid to acquire TFCF less $25.7 billion of cash acquired in the transaction (See Note 4 to the Condensed Consolidated Financial Statements).
Financing Activities
Cash provided by financing activities was $14.9 billion in the current nine-month period due to borrowings, partially offset by dividend payments.
Cash provided by financing activities was $14.9 billion in the current nine-month period compared to $12.5 billion in the prior-year nine-month period. In the current nine-month period, the Company received higher cash proceeds from net borrowings ($17.1 billion compared to $15.3 billion in the prior-year nine-month period).
See Note 6 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended June 27, 2020 and information regarding the Company’s bank facilities. The Company may use commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities maturing in March 2021, March 2023 and March 2025, unused availability under the $5.0 billion bank facility maturing in April 2021, incremental term debt issuances and operating cash flows, to retire or refinance other borrowings before or as they come due.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
See Note 12 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2020 and 2019.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control, including COVID-19, which has affected our segment operations in a number of ways, and as a result, had an adverse impact on the Company’s operating cash flows. We have taken a number of measures to mitigate the impact on the Company’s financial position. We have significantly increased the Company’s cash balances through the issuance of commercial paper, as well as the issuance of senior notes in March and May 2020. In addition, we entered into an additional $5.0 billion credit facility in April 2020, bringing the total capacity of our bank facilities to $17.25 billion. See Significant Developments for the impact COVID-19 had on our operations and mitigating measures.
Despite the impact of COVID-19, we believe that the Company’s financial condition remains strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects, although these activities have been scaled back or suspended in light of COVID-19. In addition to measures the Company has already taken in response to COVID-19, there are a number of additional mitigating actions the Company may take in the future such as not declaring dividends; reducing, or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising additional financing; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of June 27, 2020, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A- and A-2, respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2, respectively. Standard and Poor’s has placed the Company’s long-term rating on CreditWatch with negative implications and Fitch has placed the Company’s long-term debt rating on Negative Outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on June 27, 2020, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
The duration of business closures and other impacts related to COVID-19, and the corresponding duration of the impacts to our operating cash flows, are subject to substantial uncertainty. These impacts to our operating cash flows require us to rely more heavily on external funding sources, such as debt and other types of financing.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at June 27, 2020 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$38,984	$41,456	$13,266	$13,440

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

Results of operations (in millions)	Nine Months Ended June 27, 2020
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(811)
Net income (loss)	(811)
Net income (loss) attributable to TWDC shareholders	(811)

Balance Sheet (in millions)	June 27, 2020	September 28, 2019
Current assets	$18,084	$1,145
Noncurrent assets	1,315	1,398
Current liabilities	10,858	9,405
Noncurrent liabilities (excluding intercompany to non-Guarantors)	57,341	41,728
Intercompany payables to non-Guarantors	144,953	143,574

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
The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities to reporting units including goodwill, and the determination of fair value of the reporting units. To determine the fair value of our reporting units, we apply what we believe to be the most appropriate valuation methodology for each of our reporting units. We generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The projected cash flows of our reporting units reflect intersegment revenues and expenses for the sale and use of intellectual property. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses. In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual.
The Company is required to compare the fair values of other indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of other indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of the estimated undiscounted future cash flows expected to be generated over the useful life of an asset group to the carrying value of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment is measured as the difference between the fair value of the asset group and the carrying value of the asset group. For assets held for sale, to the extent the carrying value is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, estimates of future cash flows and the discount rate used to determine fair values.
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
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and have been developed in consultation with outside counsel as appropriate. From time to time, we are also involved in other contingent matters for which we accrue estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
assumptions regarding other contingent matters. See Note 14 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.
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
Impacts of COVID-19 on Accounting Policies and Estimates
In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As COVID-19 continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to our financial statements in future periods. A more detailed discussion of the impact of COVID-19 on the Accounting Policies and Estimates follows.
Produced and Acquired/Licensed Content Costs
Certain of our completed or in progress film and television productions have had their initial release dates delayed or cancelled. The duration of the delay, market conditions when we release the content, or a change in our release strategy (e.g. bypassing certain distribution windows) could have an impact on Ultimate Revenues, which may accelerate amortization or result in an impairment of capitalized film and television production costs.
Given the ongoing uncertainty around the resumption and continuation of live sporting events, the amount and timing of revenues derived from the broadcast of these events may differ from the projections of revenues that support our amortization pattern of the rights costs we pay for these events. Such changes in revenues could result in an acceleration or slowing of the amortization of our sports rights costs.
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
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
Given the ongoing impacts of COVID-19 across our businesses, the projected cash flows that we use to assess the fair value of our businesses and assets for purposes of impairment testing are subject to greater uncertainty than normal. If in the future we reduce our cash flow projections, we may need to impair some of these assets.
As discussed in the Critical Accounting Policies and Estimates section of our fiscal 2019 Annual Report on Form 10-K, the fair value of our International Channels reporting unit exceeded the carrying value by less than 10% at September 28, 2019. Our International Channels reporting unit, which is part of the Direct-to-Consumer & International segment, comprises the Company’s international television networks. Our international television networks primarily derive revenues from affiliate fees charged to MVPDs for the right to deliver our programming under multi-year licensing agreements and the sales of advertising time/space on the networks. A majority of the operations in this reporting unit were acquired in the TFCF acquisition and therefore the fair value of these businesses approximated the carrying value at the date of the acquisition of TFCF.
The International Channels business has been negatively impacted by the COVID-19 pandemic resulting in decreased viewership and lower advertising revenue related to the availability of content, including the deferral or cancellation of certain live sporting events. The Company’s increased focus on DTC distribution in international markets is expected to negatively impact the International Channels business as we shift the primary means of monetizing our film and television content from licensing of linear channels to use on our DTC services because the International Channels reporting unit valuation does not include the value derived from this shift, which is reflected in other reporting units. In addition, the industry shift to DTC,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
including by us and many of our distributors, who are pursuing their own DTC strategies, has changed the competitive dynamics for the International Channels business and resulted in unfavorable affiliation renewal terms for certain of our distribution agreements.
In the current quarter, we assessed the International Channels’ long-lived assets and goodwill for impairment and recorded impairments of $1.9 billion related to MVPD agreement intangible assets and $3.1 billion related to goodwill.
See Note 18 to the Condensed Consolidated Financial Statements for additional detail on the impairment tests performed in the third quarter of fiscal 2020 and the June 27, 2020 quarter-to-date financial results.
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
Based on their evaluation as of June 27, 2020, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal controls over financial reporting during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the second quarter of fiscal 2019, we completed the acquisition of TFCF and began consolidating Hulu (see Note 4 to the Condensed Consolidation Financial Statements). We are currently integrating TFCF and Hulu into our operations and internal control processes.

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
The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may hasten the erosion of certain of our historic sources of revenue.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. We closed our theme parks and retail stores, some of which have now re-opened; suspended our cruise ship sailings, stage play performances and guided tours; delayed or, in some instances shortened or cancelled, theatrical distribution of films both domestically and internationally; and have experienced adverse impacts on advertising sales and on our merchandise licensing business. Many of our businesses have been closed or suspended consistent with government mandates or guidance. We have experienced disruptions in the production and availability of content, including the deferral or cancellation of certain sports events and suspension of production of most film and television content. We have continued to pay for certain sports rights, including for certain events that have been deferred or canceled. The impacts to our content have resulted in decreased viewership and advertising revenues, and demands for affiliate fee reductions related to certain of our television networks. These impacts are likely to be exacerbated the longer such content is not available. Other of our offerings will be exposed to additional financial impacts in the event of future significant unavailability of content. We have significantly reduced numbers of reservations at our hotels and cruises. We have granted rent waivers to some of our tenants and they have not paid rent while certain of our facilities have been closed. We have experienced increased returns and refunds and customer requests for payment deferrals. Collectively, our impacted businesses have historically been the source of the majority of our revenue. These and other impacts of COVID-19 on our businesses will continue for an unknown length of time. COVID-19 impacts that have subsided may again impact our businesses in the future and new impacts may emerge.
Consumers may change their behavior and consumption patterns in response to the prolonged suspension of certain of our businesses, such as subscription to pay television packages (which have experienced accelerated decline during COVID-19) or theater-going to watch movies. Certain of our customers, including individuals as well as businesses such as theatrical distributors, affiliates, licensees of rights to use our programming and intellectual property, advertisers and others, have been negatively impacted by the economic downturn caused by COVID-19, which may result in decreased purchases of our goods and services even after certain operations resume. Some industries in which our customers operate, such as theatrical distribution, retail and travel, could experience contraction, which would impact the profitability of our businesses going forward. Additionally, we have and will continue to incur incremental costs to re-open our parks and restart our halted construction projects and costs to implement health and safety measures. The costs of re-opening our parks and resorts have led to greater near term losses. As we resume production of film and television content, including live sporting events, we anticipate incurring costs to implement health and safety measures and productions may take longer to complete.
Our mitigation efforts in response to the impacts of COVID-19 on our businesses have had, or may have, negative impacts. The Company (or our Board of Directors, as applicable) significantly increased cash balances through the issuance of senior notes in March and May 2020, and we entered into an additional $5.0 billion credit facility in April 2020, elected to not declare a dividend payable in July 2020 with respect to the first half of fiscal year 2020; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily eliminated Board of Director retainers and committee fees; and furloughed over 120,000 of our employees (who continue to receive Company provided medical benefits), of which approximately 35% have returned from furlough through the end of July 2020 as certain business operations have re-opened. Such mitigation measures have increased our total outstanding indebtedness and delayed or suspended certain projects in which we have invested, particularly at our parks and resorts and Studio Entertainment segment. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force. These and other of our mitigating actions may have an adverse impact on our businesses. Additionally, there are certain limitations on our ability to mitigate the adverse financial impact of COVID-19, including the fixed costs of our theme park business and the impact COVID-19 may have on capital markets and our cost of borrowing. Further, the benefit of certain mitigation efforts will not continue to be available going forward. For example, as our employees return from furlough, the cost benefits of the related furloughs will no longer be available.
Even our operations that were not suspended or that have resumed continue to be adversely impacted by government mandated restrictions (such as density limitations and travel restrictions); measures we voluntarily implement; measures we are contractually obligated to implement; the distancing practices and health concerns of consumers, talent and production workers; and logistical limitations. Upon re-opening our parks and resorts business we have seen lower demand. Geographic variation in government requirements and ongoing changes to restrictions have disrupted and could further disrupt our businesses, including our production operations. Our operations could be suspended or re-suspended by government action or otherwise in the future. For example, after Hong Kong Disneyland Resort re-opened in June 2020, it closed again in July 2020. Our operations could be negatively impacted by a significant COVID-19 outbreak impacting our employees, customers or others interacting with our businesses, including our supply chain.
We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. Certain of our other assets could also become impaired, including further impairments of goodwill and intangible assets; we have increased, and may further increase, allowances for credit losses; and there may be changes in judgments in determining the fair-value of assets; and estimates related to variable consideration may change due to increased returns, reduced usage of our products or services and decreased royalties. Our leverage ratios have increased and may remain elevated in the near-term as a result of COVID-19’s impact on our financial performance, causing certain of the credit rating agencies to downgrade our ratings. Our debt ratings may be further downgraded as a result of the COVID-19 impact, which may further impact our cost of borrowing. Due to reduced operating cash flow, we may utilize cash balances and/or future financings to fund a portion of our operations. Financial risks may be exacerbated by the timing of customer deposit refunds; liquidity issues among our key customers, particularly advertisers, television affiliates, theatrical exhibitors and distributors and licensees, which have impacted timely payments by such customers to the Company; loss or delay of receivables as a result of contractual performance short falls; and our contractual payment obligations. Remediation efforts may not be successful. The Company has $12.5 billion in trade accounts receivable outstanding at June 27, 2020, with an allowance for credit losses of $0.6 billion. Our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty due to the impacts of COVID-19. Our pension and postretirement medical plans will be remeasured at the end of fiscal 2020, and as a result, the underfunded status and costs may increase (See Management’s Discussion and Analysis - Other Matters). Economic or political conditions in a country outside the United States as a result of COVID-19 could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
The impacts of COVID-19 to our business have generally amplified, or reduced our ability to mitigate, the other risks discussed herein.
COVID-19 also makes it more challenging for management to estimate future performance of our businesses. COVID-19 has already adversely impacted our businesses and net cash flow, and we expect the ultimate magnitude of these disruptions on our financial and operational results will be dictated by the length of time that such disruptions continue which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact and duration of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. If actual performance in our international markets significantly underperform management’s forecasts, the Company could have foreign currency hedge gains/losses which are not offset by the realization of exposures, resulting in excess hedge gains or losses. While we cannot be certain as to the duration of the impacts of COVID-19, we expect impacts of COVID-19 to affect our financial results at least through fiscal 2021.
Changes in U.S., global, and regional economic conditions are expected to have an adverse effect on the profitability of our businesses.
A decline in economic activity in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. Global economic activity has declined as a result of COVID-19. Past declines in economic conditions reduced spending at our parks and resorts, purchases of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. The current decline in economic conditions could also reduce attendance at our parks and resorts, prices that MVPDs pay for our cable programming or subscription levels for our cable programming or direct-to-consumer products. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. A decline in economic conditions could impact implementation of our expansion plans. Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets, or reduce the U.S. dollar value of revenue we receive and expect to receive from other markets. Economic or political conditions in a country could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. COVID-19 has accelerated this trend. In order to respond to these developments, we regularly consider, and from time to time implement changes to our business models, most recently by developing, investing in and acquiring DTC products. There can be no assurance that our DTC offerings and other efforts will successfully respond to these changes. We expect to forgo revenue from traditional sources, particularly as we expand our DTC offerings. There can be no assurance that the DTC model and other business models we may develop will ultimately be as profitable as our existing or historic business models.
Misalignment with public and consumer tastes and preferences for entertainment and consumer products could negatively impact demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create filmed entertainment and television programming, which may be distributed among other ways through broadcast, cable, internet or cellular technology, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for public or out-of-home entertainment experiences. COVID-19 may impact consumer tastes and preferences. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, television programming, other content production and acquisition, acquisition of sports rights, theme park attractions, cruise ships or hotels and other resort facilities before we know the extent to which these products will earn consumer acceptance. The impacts of COVID-19 are inhibiting and delaying our ability to earn returns on these and other investments. If our entertainment offerings and products, including our modified content offerings, do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), affiliate fees, subscription fees, theatrical film receipts, the license of rights to other distributors, theme park admissions, hotel room charges and merchandise, food and beverage sales, sales of licensed consumer products or from sales of our other consumer products and services, may decline, decline further or fail to grow to the extent we anticipate when making investment decisions and thereby further adversely affect the profitability of one or more of our businesses.
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
A variety of uncontrollable events may reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.
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
For example, COVID-19 and measures to prevent the spread of COVID-19 are currently impairing our ability to provide our products and services and reducing consumption of those products and services. Further, prior to COVID-19, events in Hong Kong impacted profitability of our Hong Kong operations and may continue to do so, and past hurricanes have impacted the profitability of Walt Disney World Resort in Florida and future hurricanes may also do so.

The negative economic consequences of COVID-19 may be particularly challenging in international markets where individuals and local businesses have limited access to government supported “safety nets”, which could lead to political instability and unrest, and further depress demand for our products and services over a longer timeframe.
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties, the profitability of one or more of our businesses could be adversely affected. Impacts of COVID-19 on third parties’ liquidity have impacted timely payments by such third parties to the Company.
We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance. For example, we expect some losses related to impacts of COVID-19 will not be covered by insurance available to us and insurers may contest coverage.
Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses or the value of our assets.
As changes in our business environment occur we have adjusted, and may further adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, have reduced the value of some of our assets. We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. We may write-down other assets as our strategy evolves to account for the current business environment. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF and investments related to direct-to-consumer offerings. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, these investments may impact the profitability of our other businesses, and these risks are exacerbated by COVID-19. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
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
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or programming distributors, facing pressures resulting from increased subscription fees and alternative distribution challenges, may demand terms (including pricing and the breadth of distribution) that reduce our revenue from distribution of programs (or increase revenue at slower rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by consolidation in the market for program distribution, the entrance of new participants in the market for distribution of content on digital platforms and the impacts of COVID-19. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for programming, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
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
Public health and other regional, national, state and local regulations and policies are impacting our ability to operate our businesses at all or in accordance with historic practice. In addition to the government requirements that have closed or impacted most of our businesses as a result of COVID-19, government requirements may continue to be extended and new government requirements may be imposed.
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
Our reputation and globally recognizable brands are integral to the success of our businesses. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our other businesses. Because some of our brands are globally recognized, brand damage may not be locally contained. Maintenance of the reputation of our Company and brands depends on many factors including the quality of our offerings, maintenance of trust with our customers and our ability to successfully innovate. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners and culture may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands may impact our sales, business opportunities and profitability.
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
Volatility in the financial markets and our debt ratings have impacted our cost of borrowing and could impede access to, or increase the cost of, financing our operations and investments.
U.S. and global markets have recently experienced significant volatility. Past disruptions in the U.S. and global credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios.
Standard & Poor’s and Fitch have recently downgraded our credit ratings by one notch and placed our long-term ratings on CreditWatch with negative implications and Negative Outlook, respectively. These ratings actions have increased, and any potential future downgrades could further increase, our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs, could affect our ability to settle existing contracts and could also affect the ability of our business customers to obtain financing and thereby to satisfy their obligations to us.
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
•Revenues in our Parks, Experiences and Products segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Our parks, resorts, stores and experiences have been closed or operating at diminished capacity during these periods, and may in the future be closed or operate at diminished capacity during these periods, as a result of COVID-19. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts, many of which have been delayed, canceled or modified.
•Revenues in our Studio Entertainment segment fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition, the timing of vacation and holiday periods and closing of theaters and impacts of attendance due to COVID-19.
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
Accordingly, negative impacts on our business occurring during a time of high seasonal demand could have a disproportionate effect on the results of that business for the year. Examples include the impact of COVID-19 on various high seasons or hurricane damage to our parks during the summer travel season.
Sustained increases in costs of pension and postretirement medical and other employee health and welfare benefits may reduce our profitability.
With approximately 210,000 employees, our profitability is substantially affected by costs of pension and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macroeconomic factors, which are beyond our control, including increases in the cost of health care. Impacts of COVID-19 may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. Our pension and postretirement medical plans will be remeasured at the end of fiscal 2020, and as a result, the underfunded status and costs may increase. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
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
Risk Factors Related to the TFCF Acquisition
Our consolidated indebtedness increased substantially following completion of the TFCF acquisition and in connection with impacts of the COVID-19. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness and cash and cash equivalents as of September 29, 2018 was approximately $20.9 billion and $4.2 billion, respectively. With the completion of the TFCF acquisition, our consolidated indebtedness and cash and cash equivalents as of September 28, 2019 were approximately $47.0 billion and $5.4 billion, respectively. As of June 27, 2020 our consolidated indebtedness and cash and cash equivalents were approximately $64.4 billion and $23.1 billion, respectively. The increased indebtedness could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, such as those presented by COVID-19, among others. The increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Both Standard & Poor’s and Fitch have recently downgraded our debt ratings. Standard and Poor’s has placed the Company’s long-term rating on CreditWatch with negative implications and Fitch has placed the Company’s long-term debt rating on Negative Outlook. Our financial flexibility may be further constrained by the issuance of shares of common stock in the TFCF acquisition, to the extent we determine to make dividend payments.

The TFCF acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
Our expectations regarding the timeframe in which the TFCF acquisition may become accretive to our earnings per share, excluding the impact of purchase accounting, may not be realized. In addition, we could fail to realize all of the benefits anticipated in the TFCF acquisition or experience delays or inefficiencies in realizing such benefits, which failure, delays or inefficiencies could be exacerbated by the impact of COVID-19. Such factors could, combined with the issuance of shares of our common stock in connection with the TFCF acquisition, result in the TFCF acquisition continuing to be dilutive to our earnings per share, which could negatively affect the market price of our common stock.
Although we expect that the TFCF acquisition will result in synergies and other benefits to us, we may not realize those benefits because of challenges inherently associated with integration, performance and the achievement of synergies.
The Company and TFCF were operated independently until completion of the TFCF acquisition, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. For a discussion of TFCF’s contribution to the Company in fiscal 2019, see Management’s Discussion and Analysis in our Form 10-K. If we are delayed or not able to successfully integrate TFCF’s businesses with ours, pursue our direct-to-consumer strategy successfully, or realize the strategic value of the TFCF assets, the anticipated benefits and cost savings of the TFCF acquisition may not be realized fully or may take longer than expected to be realized, and these risks could be exacerbated by the impact of COVID-19. Further, there could be loss of key employees, loss of customers, disruption of ongoing businesses or unexpected issues, higher than expected costs and an overall post-acquisition process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in the integration of TFCF businesses in order to realize the anticipated benefits of the TFCF acquisition so the combined company performs as we hope:
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 27, 2020:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 29, 2020 - April 30, 2020	60,543	$101.25	—	na
May 1, 2020 - May 31, 2020	35,709	113.41	—	na
June 1, 2020 - June 27, 2020	31,153	118.69	—	na
Total	127,405	108.92	—	na

(1)127,405 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits

INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

1.1
Underwriting Agreement, dated May 11, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein.
Exhibit 1.1 to the Current Report on Form 8-K of the Company filed May 13, 2020

4.1	Indenture (incorporated by reference from Exhibit 4.1 to The Walt Disney Company’s Current Report on Form 8-K filed on March 20, 2019)	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed May 13, 2020

4.2	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request

10.1
364-Day Credit Agreement, dated as of April 10, 2020, among The Walt Disney Company, as borrower, TWDC Enterprises 18 Corp., as guarantor, the lenders party thereto, and Citibank, N.A., as designated agent
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed April 13, 2020

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
August 4, 2020
Burbank, California