Form 10-K
period 2020-10-03
Walt Disney Co
filed 2020-11-25
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number 001-38842

Delaware	83-0940635
State or Other Jurisdiction of	I.R.S. Employer Identification
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $174.0 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,810,485,037 shares of common stock outstanding as of November 18, 2020.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2021 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

PART I
ITEM 1. Business
The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in the following business segments: Media Networks; Parks, Experiences and Products; Studio Entertainment; and Direct-to-Consumer & International (DTCI). In October 2020, the Company announced a strategic reorganization of our media and entertainment businesses to accelerate the growth of our direct-to-consumer (DTC) strategy. The operations of the Media Networks, Studio Entertainment and DTCI segments were reorganized into four groups: three content groups (Studios, General Entertainment and Sports), which are focused on developing and producing content that will be used across all of our traditional and DTC platforms and a distribution group, which is focused on distribution and commercialization activities across these platforms and which has full accountability for media and entertainment operating results globally.
The terms “Company”, “we”, “our” and “us” are used in this report to refer collectively to the parent company and the subsidiaries through which businesses are conducted.
COVID-19 Pandemic
During fiscal 2020 and continuing into fiscal 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted our segments in a number of ways, most significantly at Parks, Experiences and Products where our theme parks were closed or operating at significantly reduced capacity for a significant portion of the year, cruise ship sailings and guided tours were suspended since late in the second quarter and retail stores were closed for a significant portion of the year. We also had an adverse impact on our merchandise licensing business. Our Studio Entertainment segment has delayed, or in some cases, shortened or cancelled, theatrical releases, and stage play performances have been suspended since late in the second quarter. We also had adverse impacts on advertising sales at Media Networks and Direct-to-Consumer & International. Since March 2020, we have experienced significant disruptions in the production and availability of content, including the shift of key live sports programming from our third quarter to the fourth quarter and into fiscal 2021 as well as the suspension of production of most film and television content since late in the second quarter, although some film and television production resumed in the fourth quarter.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. As some of our businesses have reopened, we have incurred additional costs to address government regulations and the safety of our employees, talent and guests. The reopening or closure of our businesses is dependent on applicable government requirements, which vary by location, are subject to ongoing changes, which could result from increasing COVID-19 cases.
Human Capital
The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, the Company’s human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit, and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; engage employees as brand ambassadors of the Company’s content, products and experiences; and evolve and invest in technology, tools, and resources to enable employees at work.
The Company employed approximately 203,000 people as of October 3, 2020. Our global workforce is comprised of approximately 80% full time and 20% part time employees, with nearly 1% of the part time population being seasonal employees. Of the total population as of October 3, 2020, approximately 155,000 of our employees worked in the Parks, Experiences and Products segment.
Some examples of key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:
•Diversity and inclusion (D&I). Our D&I objectives are to build teams that reflect the life experiences of our audiences, while employing and supporting a diverse array of voices in our creative and production content.
◦Established six pillars that serve as the foundation for our D&I commitments – transparency, accountability, representation, content, community, and culture
◦Created a pipeline of next-generation creative executives from underrepresented backgrounds through programs such as the Executive Incubator, Creative Talent Development and Inclusion (CTDI), and the Disney Launchpad: Shorts Incubator

◦Championed targeted development programs for underrepresented talent
◦Hosted a series of culture-changing, innovation and learning opportunities to spark dialogue among employees, leaders, Disney talent and external experts
◦Sponsored over 70 employee-led Business Employee Resource Groups (BERGs) that represent and support the diverse communities that make up our workforce. The BERGs facilitate networking and connections with peers, outreach and mentoring, leadership and skill development and cross-cultural business innovation
•Health, wellness and family resources. Disney’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies. Because we want our employees and their families to thrive, this year, we enhanced the ways we help our employees care for themselves and their families, especially in response to COVID-19
◦Healthcare options for employees in Florida and Southern California, aimed at reducing out-of-pocket costs
◦Coverage of all COVID-19 testing and treatment under all Company medical plans at no cost to the employees and dependents
◦Child care programs for employees, including access to onsite/community centers, enhanced back-up care choices to include personal caregivers, child care referral assistance and center discounts, homework help and a variety of parenting educational resources
◦Free mental and behavioral health resources, including on-demand access to the Employee Assistance Program (EAP) for employees and their dependents
•Disney Aspire. We support the long-term career aspirations of our hourly employees through education and personal development. We pay tuition costs at a network of schools and aim to help our hourly employees put their career goals within reach by equipping them with degree programs, coaching and job skills designed for a rapidly changing workplace and workforce
◦Investment of $150 million in Aspire’s first five years to cover 100% of tuition, books and education fees
◦Access to a wide variety of degree, certificate, high school completion, college start, language learning and trades programs
◦Chosen fields of study do not have to be related to an employee’s current position, and employees do not have to stay at the Company upon completion of their studies
•Talent Development. We prioritize and invest in creating opportunities to help employees grow and build their careers, through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach
•Community & Social Impact. We are committed to providing comfort to those in need and inspiration and opportunity to those who want to improve their world. One primary way we do this is through our unique employee volunteer program - Disney VoluntEARS. Throughout the year, employees make a positive impact in their local communities and have found a multitude of special ways to continue volunteering during the pandemic
Due to the current climate, including COVID-19 impacts, and changing environment in which we are operating, the Company has generated efficiencies in its staffing, including limiting hiring to critical business roles, furloughs and reductions-in-force. As part of these actions, the employment of approximately 32,000 employees primarily at Parks, Experiences and Products will terminate in the first half of fiscal 2021. Additionally, as of October 3, 2020, approximately 37,000 employees who are not scheduled for employment termination were on furlough as a result of COVID-19’s impact on our businesses.
Direct-to-Consumer
In November 2019, the Company launched Disney+, a subscription-based DTC video streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded content in the U.S. and four other countries and has expanded to select Western European countries in the Spring of 2020. In April, our Hotstar service in India was converted to Disney+Hotstar, and in June 2020, current subscribers of the Disney Deluxe service in Japan were converted to Disney+. In September 2020, Disney+ was launched in additional European countries and Disney+Hotstar was launched in Indonesia. In November 2020, Disney+ was launched in Latin America. Additional launches are planned for various Asia-Pacific territories in calendar 2021.
The Company also plans to launch a general entertainment DTC video streaming offering under the Star brand outside the U.S. in calendar year 2021.
TFCF Acquisition
On March 20, 2019, the Company acquired the outstanding capital stock of Twenty-First Century Fox, Inc., a diversified global media and entertainment company, which was subsequently renamed TFCF Corporation (TFCF). As a result of the acquisition, the Company’s ownership interest in Hulu, LLC (Hulu), a general entertainment DTC video streaming service, increased to 60% (67% as of October 3, 2020), and the Company started consolidating the results of Hulu as of the acquisition date. See Note 4 of the Consolidated Financial Statements for additional information on the TFCF and Hulu transactions.
MEDIA NETWORKS
Significant operations:
•Disney, ESPN, Freeform, FX and National Geographic branded domestic cable networks
•ABC branded broadcast television network and eight owned domestic television stations
•Television production and distribution
•A 50% equity investment in A+E Television Networks (A+E)
Significant revenues:
•Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (OTT) (e.g. Hulu, YouTube TV) service providers) (MVPDs) and to television stations affiliated with the ABC Network for the right to deliver our programming to their customers
•Advertising - Sales of advertising time/space on our domestic networks and related platforms (“ratings-based ad sales”, which excludes advertising on digital platforms that is not ratings-based), and the sale of advertising time on our domestic television stations. Ratings-based ad sales are generally determined using viewership measured with Nielsen ratings. Non-ratings-based advertising on digital platforms is reported by DTCI
•TV/SVOD distribution - Licensing fees and other revenues from the right to use our television programs and productions and revenue from content transactions with other Company segments (“program sales”)
Significant expenses:
•Operating expenses consisting primarily of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs
•Selling, general and administrative costs
•Depreciation and amortization
Domestic Cable Networks
Our domestic cable networks produce their own programs and also acquire programming rights from our television and film production operations and third parties. The majority of the domestic cable networks’ revenue is derived from affiliate fees and advertising sales. Generally, the Company’s cable networks provide programming under multi-year licensing agreements with MVPDs that include contractually specified rates on a per subscriber basis. The amounts that we can charge to MVPDs for our cable network programming is largely dependent on the quality and quantity of programming that we can provide and the competitive market for programming services. The ability to sell advertising time and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand. We also sell programs developed by our cable networks worldwide to television broadcasters, to subscription video-on-demand (SVOD) services (such as Netflix and Amazon) and in home entertainment formats (such as DVD, Blu-ray and electronic home video license). A significant portion of our programs are sold to the DTCI segment for use on our DTC offerings. As such, we are forgoing certain licensing revenue from the sale of this content to third parties in TV/SVOD markets.

The Company’s significant domestic cable channels and the number of subscribers (in millions) as estimated by Nielsen Media Research(1) as of September 2020 (except where noted) are as follows:

Estimated Subscribers(2)
Disney
Disney Channel	85
Disney Junior	66
Disney XD	66
ESPN
ESPN	84
ESPN2	84
ESPNU	62
ESPNEWS	62
SEC Network(3)	57
Freeform	85
FX
FX	86
FXX	83
FXM	57
National Geographic
National Geographic	85
National Geographic Wild	60
(1)As a result of COVID-19, we understand there have been disruptions in Nielsen Media Research’s ability to collect in-home data, which may have had an impact on the estimated subscriber counts at September 2020.
(2)Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
(3)Because Nielsen Media Research does not measure this channel, estimated subscribers are according to SNL Kagan as of December 2019.
Disney
Branded television channels include Disney Channel, Disney Junior and Disney XD. Programming for these channels includes internally developed and acquired programming. The Disney branded channels also provide programming for video-on-demand (VOD) services and through the DisneyNOW App and website, both of which are operated by DTCI.
Disney Channel - the domestic Disney Channel airs original series and movie programming 24 hours a day targeted to kids ages 2 to 14. Disney Channel develops and produces shows for exhibition on its channel, including live-action comedy series, animated programming and preschool series, as well as original movies. Disney Channel also airs content from Disney’s theatrical film and television programming library.
Disney Junior - the domestic Disney Junior channel airs programming 24 hours a day targeted to kids ages 2 to 7 and their parents and caregivers. The channel features animated and live-action programming that blends Disney’s storytelling and characters with learning. Disney Junior also airs as a programming block on the Disney Channel.
Disney XD - the domestic Disney XD channel airs programming 24 hours a day targeted to kids ages 6 to 11. The channel features a mix of live-action and animated programming.
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
ESPN holds rights for various professional and college sports programming including college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), the National Football League (NFL), Major League Baseball (MLB), US Open Tennis, the Professional Golfers’ Association (PGA) Championship, the Women’s National Basketball Association (WNBA), various soccer rights, Top Rank Boxing, the Wimbledon Championships and the Masters golf tournament.
ESPN provides programming for the following, which are operated by DTCI:
•ESPN.com delivers sports news, information and video on internet-connected devices, with approximately 20 editions in three languages globally. In the U.S., ESPN.com also features live video streams of ESPN channels to authenticated MVPD subscribers. Non-subscribers have limited access to certain content.
•ESPN App delivers scores, news, stories, highlights, short form video, podcasts and live audio, with fourteen editions in three languages globally. In the U.S., the ESPN App also features live video streams of ESPN’s linear channels and exclusive events to authenticated MVPD subscribers. Non-subscribers have limited access to certain content. The ESPN App is available for download on various internet-connected devices.
•ESPN+ is a multi-sports subscription offering available through ESPN.com and the ESPN App.
ESPN also operates the following:
•ESPN Radio distributes talk and play-by-play programming in the U.S. ESPN Radio network programming is carried on approximately 400 terrestrial stations, including four ESPN owned stations in New York, Los Angeles, Chicago and Dallas, and on satellite and internet radio.
•ESPN owns and operates the following events: ESPYs (annual awards show); X Games (winter and summer action sports competitions); and a portfolio of collegiate sporting events including: bowl games, basketball games, softball games and post-season award shows.
Freeform
Freeform is a channel targeted to viewers ages 18 to 34. Freeform produces original live-action programming, acquires programming rights from our television and theatrical production businesses and from third parties, and features branded holiday programming events. Freeform content is also available through VOD services and through the Freeform App and website, both of which are operated by DTCI.
FX
Branded television channels include FX, FXM and FXX. Programming for these channels includes internally developed and acquired programming. Internally produced programming for the 2020/2021 season includes two returning and one new one-hour dramas, nine returning half-hour comedies, and three new and one returning non-scripted series.
FX - is a general entertainment channel that airs original series, acquired television series and films including content from the Company’s libraries.
FXX - is a general entertainment channel targeted to young adults that airs acquired television series and films as well as content from the Company’s film and television libraries. The channel also airs original television series.
FXM - is a television channel that primarily airs films from the Company’s library or acquired from third parties.
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
Domestic Broadcast Television Network
The Company operates the ABC Television Network (ABC), which as of October 3, 2020, had affiliation agreements with approximately 240 local television stations reaching almost 100% of U.S. television households. ABC broadcasts programs in the primetime, daytime, late night, news and sports “dayparts”.

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
Television Production and Distribution
ABC Signature (previously ABC Studios), 20th Television (previously Twentieth Century Fox Television) and Touchstone Television (previously Fox 21 Television Studios) produce the majority of the Company’s general entertainment television programs. Program development is carried out in collaboration with writers, producers and creative teams, with a focus on one-hour dramas and half-hour comedies, primarily for primetime broadcasts.
Programming produced either for our networks or for third-party platforms for the 2020/2021 television season includes:
•ABC Signature - seven returning and two new one-hour dramas and five returning and two new half-hour comedies
•20th Television and Touchstone Television - fifteen returning and eight new one-hour dramas and nine returning and four new half-hour comedies
The Company also produces Jimmy Kimmel Live for late night and a variety of primetime specials, as well as syndicated, news and daytime programming.
We distribute the Company’s productions worldwide to television broadcasters and SVOD services and in home entertainment formats. The Company has a significant library of television programming spanning approximately 70 years of production history. Series with four or more seasons include approximately 55 one-hour dramas and 40 half-hour comedies.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top ten television household markets in the U.S. The television stations derive the majority of their revenues from advertising sales. The stations also receive affiliate fees from MVPDs. All of our television stations are affiliated with ABC and collectively reach approximately 20% of the nation’s television households. Generally, each owned station broadcasts three digital channels: the first consists of local, ABC and syndicated programming; the second is Localish (formerly the Live Well Network); and the third is the LAFF Network.
The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	6
KTRK	Houston, TX	8
WTVD	Raleigh-Durham, NC	27
KFSN	Fresno, CA	55
(1)Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2020.
Equity Investments
The Company has investments in media businesses that are accounted for under the equity method, and the Company’s share of the financial results for these investments is reported as “Equity in the income (loss) of investees, net” in the

Company’s Consolidated Statements of Operations. The Company’s significant equity investments reported in the Media Networks segment are as follows:
A+E
A+E is owned 50% by the Company and 50% by Hearst. A+E operates a variety of cable channels:
•A&E – which offers entertainment programming including original reality and scripted series
•HISTORY – which offers original series and event-driven specials
•Lifetime and Lifetime Real Women – which offer female-focused programming
•Lifetime Movie Network (LMN) – which offers female-focused movies
•FYI – which offers contemporary lifestyle programming
A+E also has a 50% ownership interest in Viceland, a channel offering lifestyle-oriented documentaries and reality series aimed at millennial audiences.
A+E programming is available in approximately 200 countries and territories. A+E’s networks are distributed internationally under multi-year licensing agreements with MVPDs. A+E programming is also sold to international television broadcasters and SVOD services.
The number of domestic subscribers (in millions) for A+E channels as estimated by Nielsen Media Research(1) as of September 2020 is as follows:

Estimated Subscribers(2)
A&E	84
HISTORY	85
Lifetime	84
LMN	61
FYI	50
Viceland	63
(1)As a result of COVID-19, we understand there have been disruptions in Nielsen Media Research’s ability to collect in-home data, which may have had an impact on the estimated subscriber counts at September 2020.
(2)Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
CTV
ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television channels in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, Discovery Canada and Animal Planet Canada.
Competition and Seasonality
The Company’s Media Networks businesses compete for viewers primarily with other broadcast and cable networks, independent television stations and other media, such as DTC services and video games. With respect to the sale of advertising time, we compete with other television networks and radio stations, independent television stations, MVPDs and other advertising media such as digital content, newspapers, magazines and billboards. Our television and radio stations primarily compete for audiences and advertisers in local market areas.
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
Federal Regulation
Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary fines, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our Media Networks segment include the following:
•Licensing of television and radio stations. Each of the television and radio stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We (and the acquiring entity in the case of a divestiture) must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition or divestiture of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances and may delay renewals while permitting a licensee to continue operating. Although we have received such renewals and approvals in the past or have been permitted to continue operations when renewal is delayed, there can be no assurance that this will be the case in the future.
•Television and radio station ownership limits. The FCC imposes limitations on the number of television stations and radio stations we can own in a specific market, on the combined number of television and radio stations we can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations we own. Currently:
◦FCC regulations may restrict our ability to own more than one television station in a market, depending on the size and nature of the market. We do not own more than one television station in any market.
◦Federal statutes permit our television stations in the aggregate to reach a maximum of 39% of the national audience. Pursuant to the most recent decision by the FCC as to how to calculate compliance with this limit, our eight stations reach approximately 20% of the national audience.
◦FCC regulations in some cases impose restrictions on our ability to acquire additional radio or television stations in the markets in which we own radio stations. We do not believe any such limitations are material to our current operating plans.
•Dual networks. FCC rules currently prohibit any of the four major broadcast television networks — ABC, CBS, Fox and NBC — from being under common ownership or control.
•Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Penalties for broadcasting indecent programming can be over $400 thousand per indecent utterance or image per station.
Federal legislation and FCC rules also limit the amount of commercial matter that may be shown on broadcast or cable channels during programming designed for children 12 years of age and younger. In addition, broadcast stations are generally required to provide an average of three hours per week of programming that has as a “significant purpose” meeting the educational and informational needs of children 16 years of age and younger. FCC rules also give television station owners the right to reject or refuse network programming in certain circumstances or to substitute programming that the licensee reasonably believes to be of greater local or national importance.
•Cable and satellite carriage of broadcast television stations. With respect to MVPDs operating within a television station’s Designated Market Area, FCC rules require that every three years each television station elect either “must carry” status, pursuant to which MVPDs generally must carry a local television station in the station’s market, or “retransmission consent” status, pursuant to which the MVPDs must negotiate with the television station to obtain the consent of the television station prior to carrying its signal. The ABC owned television stations have historically elected retransmission consent.
•Cable and satellite carriage of programming. The Communications Act and FCC rules regulate some aspects of negotiations regarding cable and satellite retransmission consent, and some cable and satellite distribution companies have sought regulation of additional aspects of the carriage of programming on cable and satellite systems. New legislation, court action or regulation in this area could have an impact on the Company’s operations.
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
PARKS, EXPERIENCES AND PRODUCTS
Significant operations:
•Parks & Experiences:
◦Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort (48% ownership interest); and Shanghai Disney Resort (43% ownership interest), all of which are consolidated in our results. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort.
◦Disney Cruise Line, Disney Vacation Club, National Geographic Expeditions (73% ownership interest), Adventures by Disney and Aulani, a Disney Resort & Spa in Hawaii
•Consumer Products:
◦Licensing of our trade names, characters, visual, literary and other intellectual properties to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic, which is reported in Media Networks)
Significant revenues:
•Theme park admissions - Sales of tickets for admission to our theme parks
•Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships
•Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties
•Merchandise licensing and retail:
◦Merchandise licensing - Royalties from intellectual property licensing
◦Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities and real estate rent and sales. In addition, we earn royalties on Tokyo Disney Resort revenues.
Significant expenses:
•Operating expenses consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs
•Depreciation and amortization
Significant capital investments:
•In recent years, over 70% of the Company’s capital spend has been at our parks and experiences business, which is principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The various investment plans discussed in the “Parks & Experiences” section are based on management’s current expectations. Actual investment may differ
Many of our Parks, Experiences and Products businesses have been significantly impacted by COVID-19, including:
•Walt Disney World Resort closed from March 16, 2020 through July 10, 2020
•Disneyland Resort closed March 14, 2020 and continues to be closed, except for the Downtown Disney district which reopened on July 9, 2020
•Disneyland Paris closed from March 14, 2020 through July 14, 2020 and closed again on October 30, 2020
•Hong Kong Disneyland Resort closed from January 26, 2020 through June 17, 2020 and July 15, 2020 through September 24, 2020
•Shanghai Disney Resort closed from January 25, 2020 through May 10, 2020

•Tokyo Disney Resort closed from February 29, 2020 through June 30, 2020
•Disney Cruise Line sailings have been suspended since March 14, 2020
•Many of our retail stores were closed for most of the second half of our fiscal year although most have since reopened
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
Magic Kingdom — The Magic Kingdom consists of six themed areas: Adventureland, Fantasyland, Frontierland, Liberty Square, Main Street USA and Tomorrowland. Each land provides a unique guest experience featuring themed attractions, restaurants, merchandise shops and entertainment experiences.
Epcot — Epcot consists of two major themed areas: Future World and World Showcase. Future World dramatizes certain historical developments and addresses the challenges facing the world today through pavilions devoted to showcasing science and technology innovations, communication, transportation, use of imagination, nature and food production, the ocean environment and space. World Showcase presents a community of nations focusing on the culture, traditions and accomplishments of people around the world. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the U.S. Both areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. Epcot is undergoing a multi-year transformation, which will include the addition of new attractions and experiences.
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of eight themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Grand Avenue, Hollywood Boulevard, Star Wars: Galaxy’s Edge, Sunset Boulevard and Toy Story Land. The areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed food service, merchandise shops and entertainment experiences.
Disney’s Animal Kingdom — Disney’s Animal Kingdom consists of a 145-foot tall Tree of Life centerpiece surrounded by five themed areas: Africa, Asia, DinoLand USA, Discovery Island and Pandora - The World of Avatar. Each themed area contains attractions, restaurants, merchandise shops and entertainment experiences. The park features more than 300 species of live mammals, birds, reptiles and amphibians and 3,000 varieties of vegetation.
Hotels, Vacation Club Properties and Other Resort Facilities — As of October 3, 2020, the Company owned and operated 18 resort hotels and vacation club facilities at the Walt Disney World Resort, with approximately 24,000 rooms and 3,500 vacation club units. Resort facilities include 500,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites. The Company is constructing a new Star Wars: Galactic Starcruiser hotel at the Walt Disney World Resort.
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
ESPN Wide World of Sports Complex is a 230-acre center that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes both amateur and professional athletes, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. It also includes a stadium, as well as two venues designed for cheerleading, dance competitions and other indoor sports. In 2020, the complex hosted the remainder of the previously suspended NBA season, including the playoffs and finals.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, swimming, horseback riding and a number of other sports and leisure time activities. The resort also includes two water parks: Disney’s Blizzard Beach and Disney’s Typhoon Lagoon.

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
Disneyland — Disneyland consists of nine themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square, Star Wars: Galaxy’s Edge, and Tomorrowland. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences.
Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes seven themed areas: Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Pacific Wharf, Paradise Gardens Park and Pixar Pier. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences. The Company is constructing a new themed area, Avengers Campus.
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
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
Walt Disney Studios Park — Walt Disney Studios Park includes four themed areas: Backlot, Front Lot, Production Courtyard and Toon Studio. These areas each include themed attractions, restaurants, merchandise shops and entertainment experiences. The Company has announced plans for a multi-year expansion of Walt Disney Studios Park that will add new themed areas based on Marvel and Frozen.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,800 rooms and 210,000 square feet of conference meeting space. In addition, eight on-site hotels that are owned and operated by third parties provide approximately 2,575 rooms.
Disney Village is a 500,000-square-foot retail, dining and entertainment complex located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties that pay rent to the Company.
Val d’Europe is a planned community near Disneyland Paris that is being developed in phases. Val d’Europe currently includes a regional train station, hotels and a town center consisting of a shopping center as well as office, commercial and residential space. Third parties operate these developments on land leased or purchased from the Company.
Villages Nature is a European eco-tourism resort that consists of recreational facilities, restaurants and 900 vacation units. The resort is a 50% joint venture between the Company and Pierre & Vacances-Center Parcs, who manages the venture.

Hong Kong Disneyland Resort
The Company owns a 48% interest in Hong Kong Disneyland Resort and the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 52% interest. The resort is located on 310 acres on Lantau Island and is in close proximity to the Hong Kong International Airport and the Hong Kong-Zhuhai-Macau Bridge. Hong Kong Disneyland Resort includes one theme park and three themed resort hotels. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the operating performance of Hong Kong Disneyland Resort.
Hong Kong Disneyland — Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. The park is in the midst of a multi-year expansion project that will add a number of new guest offerings, including a transformed castle and a Frozen-themed area.
Hotels — Hong Kong Disneyland Resort includes three themed hotels with a total of 1,750 rooms and approximately 16,000 square feet of conference meeting space.
Shanghai Disney Resort
The Company owns a 43% interest in Shanghai Disney Resort and Shanghai Shendi (Group) Co., Ltd (Shendi) owns a 57% interest. The resort is located in the Pudong district of Shanghai on approximately 1,000 acres of land, which includes the Shanghai Disneyland theme park; two themed resort hotels; a retail, dining and entertainment complex (Disneytown); and an outdoor recreation area. A management company, in which the Company has a 70% interest and Shendi has a 30% interest, is responsible for operating the resort and receives a management fee based on the operating performance of Shanghai Disney Resort. The Company is also entitled to royalties based on the resort’s revenues.
Shanghai Disneyland — Shanghai Disneyland consists of seven themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland, Toy Story Land and Treasure Cove. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. The Company is constructing an eighth themed area based on the animated film Zootopia.
Hotels and Other Facilities — Shanghai Disneyland Resort includes two themed hotels with a total of 1,220 rooms. Disneytown is an 11-acre outdoor complex of dining, shopping and entertainment venues located adjacent to Shanghai Disneyland. Most Disneytown facilities are operated by third parties that pay rent to Shanghai Disney Resort.
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a third-party Japanese corporation. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); four Disney-branded hotels; six other hotels (operated by third parties other than OLC); a retail, dining and entertainment complex (Ikspiari); and Bon Voyage, a Disney-themed merchandise location.
Tokyo Disneyland — Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.
Tokyo DisneySea — Tokyo DisneySea is divided into seven “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island and Port Discovery. OLC is expanding Tokyo DisneySea to include an eighth themed port, Fantasy Springs.
Hotels and Other Resort Facilities — Tokyo Disney Resort includes four Disney-branded hotels with a total of more than 2,400 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari. OLC is currently constructing a 475-room Disney-branded hotel at Tokyo DisneySea, and a 600-room Toy Story themed hotel opening in 2021.
Disney Vacation Club (DVC)
DVC offers ownership interests in 15 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units range from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 4,300 vacation club units as of October 3, 2020. The Company also plans to build a new DVC property at Disneyland Resort with 135 units.
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
The Company is expanding its cruise business by adding three new ships. The first ship, the Disney Wish, is scheduled to launch in summer 2022 with the other two ships to be delivered from the shipyard in 2024 and 2025. These dates include impacts from shipyard delays due to COVID-19. Each new ship can be powered by liquefied natural gas and will be approximately 140,000 tons with 1,250 staterooms.
The Company has an agreement with the Government of The Bahamas to create and manage a destination at Lighthouse Point on the island of Eleuthera.
Adventures by Disney
Adventures by Disney offers guided tour packages predominantly at non-Disney sites around the world. Adventures by Disney offered approximately 20 different tour packages during 2020.
National Geographic Expeditions
National Geographic Expeditions offers guided tour packages around the world that explore cultures, landscapes and history. National Geographic offered approximately 190 different tour packages during 2020.
Walt Disney Imagineering
Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and research and development for the Company’s Parks, Experiences and Products operations.
Consumer Products
Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, games, home décor and furnishings, accessories, health and beauty, books, food, stationery, footwear, consumer electronics and magazines. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Minnie, Frozen, Star Wars, Disney Princess, Avengers, Spider-Man, Toy Story, Disney Channel characters, Winnie the Pooh, Cars and Disney Classics.
Retail
The Company sells Disney-, Marvel-, Pixar- and Lucasfilm-branded products through retail stores and internet sites globally. Retail stores operate under The Disney Store name and are generally located in leading shopping malls and other retail complexes. The Company owns and operates approximately 200 stores in North America, 60 stores in Europe, 45 stores in Japan and two stores in China. Internet sites are generally branded shopDisney.
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
All of the theme parks and the associated resort facilities are operated on a year-round basis. Typically, theme park attendance and resort occupancy fluctuate based on the seasonal nature of vacation travel and leisure activities, the opening of new guest offerings and pricing and promotional offers. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. The licensing, retail and wholesale businesses are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first and fourth fiscal quarter, and by the timing and performance of theatrical and game releases and cable programming broadcasts.
STUDIO ENTERTAINMENT
Significant operations:
•Motion picture production and distribution under the Walt Disney Pictures, Twentieth Century Studios (previously Twentieth Century Fox), Marvel, Lucasfilm, Pixar, Searchlight Pictures (previously Fox Searchlight Pictures) and Blue Sky Studios banners
•Development, production and licensing of live entertainment events on Broadway and around the world (stage plays)
•Music production and distribution
•Post-production services through Industrial Light & Magic and Skywalker Sound
Significant revenues:
•Theatrical distribution - Rentals from licensing our motion pictures to theaters
•Home entertainment - Sale of our motion pictures to retailers and distributors in physical (DVD and Blu-ray) and electronic formats
•TV/SVOD distribution and other - Licensing fees and other revenue from the right to use our motion picture productions, revenue from content transactions with other Company segments, ticket sales from stage plays, fees from licensing our intellectual properties for use in live entertainment productions, revenue from licensing our music and revenue from post-production services
Significant expenses:
•Operating expenses consisting primarily of amortization of production, participations and residuals costs, distribution costs and costs of sales
•Selling, general and administrative costs
•Depreciation and amortization
Prior to the Company’s acquisition of Marvel in fiscal 2010, Marvel had licensed Spider-Man rights to Sony Pictures Entertainment (Sony). With the exception of a co-production relationship for the upcoming Spider-Man 3 (2021) film, Sony incurs the costs to produce and distribute Spider-Man films. For Spider-Man 3 (2021), the Company and Sony share in the cost to produce the film and proportionately share in revenues, adjusted for distribution fees retained by Sony. Sony distributes all the Spider-man films and the Company licenses the merchandise rights to third parties. The Company pays Sony a licensing fee based on each film’s box office receipts, subject to specified limits. The Company distributes all other Marvel-produced films with the exception of The Incredible Hulk, which is distributed by Universal Pictures.
Theatrical Market
We produce and distribute full-length live-action films and animated films. In the domestic theatrical market, we generally distribute and market our filmed products directly. In most major international markets, we distribute our filmed products directly while in other markets our films are distributed by independent companies or joint ventures. During fiscal 2021, we expect to release approximately 15 to 20 of our own produced feature films, although the timing and number of feature films could be impacted by COVID-19. As a result of COVID-19, our distribution strategy may change and certain films intended for theatrical release may be licensed to DTCI for use on Disney+ in certain territories. Some of these films will be released theatrically in certain territories and released on Disney+ where not available theatrically. Cumulatively through October 3, 2020, the Company has released approximately 1,100 full-length live-action features and 100 full-length animated features.
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
Domestic and international home entertainment distribution typically starts three to six months after the theatrical release in each market. Home entertainment releases are distributed in physical (DVD and Blu-ray) and electronic formats. Electronic formats may be released up to four weeks ahead of the physical release. Physical formats are generally sold to retailers, such as Walmart and Target, and electronic formats are sold through e-tailers, such as Apple and Amazon.
As of October 3, 2020, we have approximately 2,500 active produced and acquired film titles, including 2,200 live-action titles and 300 animated titles, in the domestic home entertainment marketplace and approximately 2,400 active produced and acquired titles, including 2,000 live-action titles and 400 animated titles, in the international marketplace.
Concurrently with physical home entertainment distribution, we license titles to VOD services for electronic delivery to consumers for a specified rental period.
Television Market
In the television market, we license our films to cable and broadcast networks, television stations and other video service providers, which may provide the content to viewers on television or a variety of internet-connected devices. The television market is comprised of multiple pay TV and free TV windows, which can have license periods of various lengths following the home entertainment window. Our Walt Disney Pictures, Marvel, Lucasfilm and Pixar branded films are generally licensed to DTCI for use on Disney+ after the theatrical and home entertainment windows. In response to the impact COVID-19 is having on theatrical distribution, certain films originally intended for theatrical release were licensed to DTCI for use on Disney+ in certain territories.
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
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world, including The Lion King, Aladdin, Frozen, The Little Mermaid, Beauty and the Beast, The Hunchback of Notre Dame, Mary Poppins (a co-production with Cameron Mackintosh Ltd), Newsies, Aida and TARZAN®.
Disney Theatrical Group also licenses the Company’s intellectual property to Feld Entertainment, the producer of Disney On Ice and Marvel Universe Live!.
Competition and Seasonality
The Studio Entertainment businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television films, exploit products in the home entertainment market, provide pay television and SVOD services, and produce music and live theater. We also compete to obtain creative and performing talent, story properties and advertiser support that are essential to the success of our Studio Entertainment businesses.
The success of Studio Entertainment operations is heavily dependent upon public taste and preferences. In addition, Studio Entertainment operating results fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
DIRECT-TO-CONSUMER & INTERNATIONAL
Significant operations:
•Direct-to-consumer (DTC) streaming services, which include Disney + / Disney+Hotstar, ESPN+ and Hulu
•Branded international television networks and channels, which include Disney, ESPN, Fox, National Geographic and Star (International Channels)
•Other digital content distribution platforms and services
•Equity investments:
◦A 50% ownership interest in Endemol Shine Group, which was sold on July 2, 2020
◦A 20% ownership interest (49% economic interest) in Seven TV
◦A 30% effective ownership interest in Tata Sky Limited

◦An approximate 24% effective ownership interest (14% fully diluted) in Vice Group Holding Inc. (Vice). Vice operates Viceland, which is owned 50% by Vice and 50% by A+E.
Significant revenues:
•Subscription fees - Fees charged to customers/subscribers for our video streaming services
•Advertising - Sales of advertising time/space on our International Channels and sales of non-ratings based advertising time/space on digital media platforms (“addressable ad sales”) across the Company. In general, addressable ad sales are delivered using technology that allows for dynamic insertion of advertisements into video content, which can be targeted to specific viewer groups
•Affiliate fees - Fees charged to MVPDs for the right to deliver our International Channels to their customers
•TV/SVOD distribution - Program sales, sub-licensing fees for sports programming rights and fees charged to customers to view our sports programming (“pay-per-view”) (e.g. Ultimate Fighting Championship) and Premier Access content (e.g. Mulan on Disney+)
Significant expenses:
•Operating expenses consisting primarily of programming and production costs (including amortization of content obtained from other Company segments), technical support costs, operating labor and distribution costs
•Selling, general and administrative costs
•Depreciation and amortization
Direct-to-Consumer Services (DTC)
Our DTC businesses consist of subscription services that provide video streaming of general entertainment, family and sports programming (services are offered individually or in a bundle). The services are offered to customers directly or through third-party distributors on mobile and connected devices. Customers are generally billed a monthly or annual subscription fee.
Disney+ / Disney+Hotstar
Disney+ is a subscription based DTC video streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming. It offers approximately 11,700 episodes and 700 movies from the Company’s library of television and film programming and over 30 exclusive original series and over 15 exclusive original movies and specials produced by the Company’s film and television studios. Disney+ launched in November 2019 in the U.S. and four other countries and has expanded to select Western European countries in the Spring of 2020. In April, our Hotstar service in India was converted to Disney+Hotstar, and in June 2020, subscribers of the Disney Deluxe service in Japan were converted to Disney+. In September 2020, Disney+ was launched in additional European countries and Disney+Hotstar was launched in Indonesia. In November 2020, Disney+ was launched in Latin America. Additional launches are planned for various Asia-Pacific territories in calendar 2021.
Disney+Hotstar is a subscription based DTC video streaming service with local and international television shows, movies, sports, news and original series in approximately ten languages and incorporates gaming and social features. Disney+Hotstar has exclusive streaming rights to Home Box Office, Inc.’s original programming in India and also carries content from Disney, Fox and Showtime Networks.
The majority of Disney+ / Disney+Hotstar revenue is derived from subscription fees. Disney+Hotstar also generates advertising revenue from commercial announcements in select programming.
Based on internal management reports, the estimated number of paid Disney+ / Disney+Hotstar subscribers as of October 3, 2020 was approximately 74 million.
ESPN+
ESPN+ is a subscription based DTC video streaming service offering thousands of live sporting events, on-demand sports content and original programming not available on ESPN’s other networks. ESPN+ revenue is derived from subscription fees, pay-per-view fees and, to a lesser extent, advertising sales. Live events available through the service include mixed martial arts, soccer, hockey, boxing, baseball, college sports, tennis and cricket. ESPN+ is currently the exclusive distributor for UFC pay-per-view events in the U.S. Based on internal management reports, the estimated number of paid ESPN+ subscribers as of October 3, 2020 was approximately 10 million.
Hulu
Hulu is a subscription based DTC video streaming service with acquired and original television and film content. The majority of Hulu’s revenue is derived from subscription fees and advertising sales. Hulu offers four primary subscription services/bundles, including an SVOD service with either limited commercial announcements or no commercial announcements, and a digital OTT MVPD service that also includes the SVOD service with either limited commercial announcements or no commercial announcements. The digital OTT MVPD service includes live linear streams of cable networks and the major broadcast networks. In addition, Hulu offers subscriptions to premium services such as HBOMax, Cinemax, Starz and Showtime, which can be added to the Hulu service. Based on internal management reports, the estimated number of paid Hulu subscribers as of October 3, 2020 was approximately 37 million.
The Company has a 67% ownership interest in Hulu and full operational control, with NBCU owning the remaining 33%. The Company also has a put/call agreement with NBCU, which provides NBCU the option to require the Company to purchase NBCU’s interest in Hulu and the Company the option to require NBCU to sell its interest in Hulu to the Company, in both cases, beginning in January 2024 (see Note 4 of the Consolidated Financial Statements for additional information).
Star
The Company plans to launch a DTC general entertainment video streaming offering under the Star brand outside the U.S. in calendar year 2021.
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
The Company’s increased focus on DTC distribution in international markets is expected to negatively impact the International Channels business as we shift the primary means of monetizing our film and television content from licensing of linear channels to use on our DTC services.
The Company’s significant International Channels and the number of subscribers (in millions) based on internal management reports as of September 2020 are as follows:

Estimated Subscribers
Disney
Disney Channel	196
Disney Junior	166
Disney XD	105
ESPN(1)	53
Fox(1)	201
National Geographic(1)	317
Star
General Entertainment(1)	134
Sports(1)	80
(1)Reflects each unique subscriber that has access to one or more of these branded channels.
Disney
DTCI operates approximately 100 Disney branded television channels outside of the U.S., which are broadcast in approximately 30 languages and 170 countries/territories. Branded channels include Disney Channel, Disney Junior, Disney XD and Disney International HD. Disney content is also available on third-party VOD services and online on our apps and websites. Programming for these channels includes Disney branded programming acquired from our domestic studios, programming acquired from third parties and internally developed local programming.
ESPN
DTCI operates approximately 25 ESPN branded television channels outside of the U.S. (primarily in Latin America and Australia), which are broadcast in three languages (English, Spanish and Portuguese) and approximately 60 countries/territories. ESPN holds non-U.S. rights for various professional sports programming including English Premier League, La Liga, multiple UEFA leagues, various other soccer rights, various tennis rights and the NFL.

Fox
The DTCI segment operates approximately 190 Fox branded channels outside of the U.S., which are broadcast in approximately 40 languages and 190 countries/territories. Branded channels include Fox Channel, Fox Movies, Fox Life, Fox Crime, Fox Traveler, FX and Fox Sports. Content is also available on third-party VOD services and online on our apps and websites. Programming for these channels includes internally developed local programming and programming acquired from our domestic studios and from third parties.
Fox Sports distributes Spanish-language sports programming services in Latin America that feature local and international soccer events, motorsports programming, combat sports and U.S. sports leagues (such as NFL and MLB). Fox Sports Premium, a pay television service in Argentina, airs the matches of the professional soccer league in Argentina. In addition, Fox Sports distributes programming in Asia Pacific with regional feeds offered for Taiwan, Singapore, Philippines and South East Asia markets. The service features Bundesliga, motorsports, combat sports and international tennis programming.
In order to obtain regulatory approval for the acquisition of TFCF, the Company agreed to sell TFCF’s sports media operations in Mexico.
The Company has a 51% direct ownership interest in Eredivisie Media & Marketing CV (EMM), a media company that holds the media and sponsorship rights of the Dutch Premier League for soccer.
National Geographic
The DTCI segment operates approximately 90 National Geographic branded channels outside of the U.S., which are broadcast in approximately 40 languages and 180 countries/territories. Branded channels include National Geographic Channel, Nat Geo People, Nat Geo Wild and Nat Geo Kids. These channels air scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture. Content is also available on third-party VOD services and online on our apps and websites. Programming for these channels includes programming acquired from our domestic studios, internally developed local programming and programming acquired from third parties.
Star
Star develops, produces and broadcasts approximately 60 channels, in approximately 10 languages in India and throughout Asia, the United Kingdom, Continental Europe, the Middle East and parts of Africa. Programming for these channels includes internally developed local programming and acquired programming, as well as content from Star’s extensive library of film and television programs. Star holds rights for various sports programming including cricket (for which Star has the global distribution rights to certain events) soccer, tennis and field hockey.
Other India Channels
DTCI operates UTV, Bindass and Hungama branded channels in India. UTV Action and UTV Movies offer Bollywood movies as well as Hollywood, Asian and Indian regional movies dubbed in Hindi. Bindass is a youth entertainment channel. Hungama is targeted to kids and features a mix of animated series and movies.
At October 3, 2020, we adjusted the methodology used to determine the number of branded channels and the number of countries/territories in which we operate channels. The current year includes language feeds that were previously excluded but includes only one channel (rather than two) in markets where we have both high definition and standard definition feeds. In addition, the current year includes certain Fox and National Geographic channels in Africa and Eastern Europe that were previously excluded. On a comparable basis, the number of branded channels declined by approximately 30 primarily due to shutting down Disney and Fox channels.
Other Digital Content Distribution Platforms and Services
DTCI operates branded apps and websites, the Disney Movie Club and Disney Digital Network and provides streaming technology support services.
Branded Apps and Websites
DTCI operates apps and websites under the ESPN, ABC, Disney, Freeform, FX and Nat Geo brands. DTCI sells advertising on these apps and websites, which are programmed with content licensed from the Media Networks.
Disney Movie Club
The Disney Movie Club sells DVD/Blu-ray discs directly to consumers in the U.S. and Canada.
Disney Digital Network (DDN)
DDN develops online video content, primarily for distribution on YouTube, and provides online marketing services.

Streaming Technology Services
BAMTech LLC (BAMTech) provides streaming technology services to third parties. BAMTech is owned 75% by the Company, 15% by MLB and 10% by the National Hockey League (NHL), both of which have the right to sell their shares to the Company in the future (see Note 2 of the Consolidated Financial Statements for additional information).
BAMTech also operates the Company’s DTC sports business, which includes ESPN+ as well as DTC services for NHL programming. Hearst has a 20% interest in the Company’s DTC sports business.
Equity Investments
The significant equity investments reported in the Direct-to-Consumer & International segment are as follows:
Endemol Shine Group
Endemol Shine Group produces both scripted and non-scripted content for distribution across multiple platforms. On July 2, 2020, the Company sold its 50% interest in Endemol Shine Group.
Seven TV
Seven TV operates an advertising-supported, free-to-air Disney Channel in Russia. The Company has a 20% ownership interest and a 49% economic interest in the business.
Tata Sky
The Company has a 30% effective interest in Tata Sky Limited, which operates a direct-to-home satellite distribution platform in India.
Vice
The Company has an approximate 24% effective ownership (14% fully diluted) in Vice, which is a media company that targets millennial audiences. Vice operates Viceland, which is owned 50% by A+E and 50% by Vice.
Competition and Seasonality
The Company’s DTC and International Channel businesses compete for viewers primarily with other television and cable networks, television stations and other media, such as DTC services and video games. With respect to the sale of advertising time, we compete with other television networks, television stations, MVPDs and other advertising media such as digital content, newspapers, magazines and billboards.
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
The Company’s DTC and International Channels businesses also compete with other media and entertainment companies, SVOD providers and DTC services for the acquisition of sports rights, talent, show concepts and scripted and other programming.
Internet websites and digital products operated by the segment compete with other websites and entertainment products.
Revenues fluctuate based on the timing of releases and performance of our digital media content, viewership levels on our channels and digital platforms, changes in subscriber levels and the demand for sports and other content.
INTERCOMPANY ELIMINATIONS
Intersegment content transactions are presented “gross” (i.e. the segment producing the content reports revenue and profit from intersegment transactions, and the required eliminations are reported on a separate “Eliminations” line when presenting a summary of our segment results).
As it relates to film and television content that is produced by our Media Networks and Studio Entertainment segments that will be used on our DTC services, there are four broad categories of content:
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
When the DTC amortization timing is different than the timing of revenue recognition at Studio Entertainment or Media Networks, the difference results in an operating income impact in the elimination segment, which nets to zero over the DTC amortization period. Generally, timing of revenue recognition is similar to the reporting of third-party sales transactions, except that intersegment sales of library content are generally recognized over time.
INTELLECTUAL PROPERTY PROTECTION
The Company’s businesses throughout the world are affected by its ability to exploit and protect against infringement of its intellectual property, including trademarks, trade names, copyrights, patents and trade secrets. Important intellectual property includes rights in the content of motion pictures, television programs, electronic games, sound recordings, character likenesses, theme park attractions, books and magazines, and merchandise. Risks related to the protection and exploitation of intellectual property rights are set forth in Item 1A – Risk Factors.
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
BUSINESS, ECONOMIC, MARKET and OPERATING CONDITION RISKS
The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may continue to impact certain of our key sources of revenue.
The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Our theme parks were closed or operating at significantly reduced capacity for a significant portion of the year, cruise ship sailings, guided tours and stage play performances were suspended since late in the second quarter, and retail stores were closed for a significant portion of the year. In addition, we have delayed or, in some instances shortened or cancelled, theatrical releases and have experienced adverse impacts on advertising sales and on our merchandise licensing business. Many of our businesses have been closed or suspended consistent with government mandates or guidance. We have experienced disruptions in the production and availability of content, including the deferral or cancellation of certain sports events and suspension of production of most film and television content. We have continued to pay for certain sports rights, including for certain events that have been deferred or canceled. The impacts to our content have resulted in decreased viewership and advertising revenues, and demands for affiliate fee reductions related to certain of our television networks. These impacts are likely to be exacerbated the longer such content is not available, including if sports content should become unavailable again in the future. Other of our offerings will be exposed to additional financial impacts in the event of future significant unavailability of content. COVID-19 impacts could also hasten the erosion of our historical sources of revenue at our Media Networks businesses. We have significantly reduced numbers of reservations at our hotels and cruises. We have granted rent waivers to some of our tenants, and they have not paid rent while certain of our facilities have been closed. We have experienced increased returns and refunds and customer requests for payment deferrals. Collectively, our impacted businesses have historically been the source of the majority of our revenue. Some of our businesses remain closed and those that are open are operating subject to restrictions and increased expenses. These and other impacts of COVID-19 on our businesses will continue for an unknown length of time. COVID-19 impacts that have subsided may again impact our businesses in the future and new impacts may emerge, particularly given the rise of COVID-19 cases following the end of fiscal 2020. For example, some of our parks have closed due to government mandates or guidance following their initial reopening.
Consumers may change their behavior and consumption patterns in response to the prolonged suspension of certain of our businesses, such as subscription to pay television packages (which have experienced accelerated decline during COVID-19) or theater-going to watch movies. Certain of our customers, including individuals as well as businesses such as theatrical distributors, affiliates, licensees of rights to use our programming and intellectual property, advertisers and others, have been negatively impacted by the economic downturn caused by COVID-19, which may result in decreased purchases of our goods and services even after certain operations resume. Some industries in which our customers operate, such as theatrical distribution, retail and travel, could experience contraction, which could impact the profitability of our businesses going forward. Additionally, we have and will continue to incur incremental costs to implement health and safety measures, reopen our parks and restart our halted construction projects. As we have resumed production of film and television content, including live sporting events, we have incurred costs to implement health and safety measures and productions will generally take longer to complete.
Our mitigation efforts in response to the impacts of COVID-19 on our businesses have had, or may have, negative impacts. The Company (or our Board of Directors, as applicable) significantly increased cash balances through the issuance of senior notes in March and May 2020, and we entered into an additional $5.0 billion credit facility in April 2020, did not declare a dividend with respect to fiscal year 2020 operations; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily eliminated Board of Director retainers and committee fees; furloughed over half of our employees (some of whom remain furloughed and continue to receive Company provided medical benefits); and reduced our employee population. Such mitigation measures have resulted in the delay or suspension of certain projects in which we have invested, particularly at our parks and resorts and Studio Entertainment segment. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force. These and other of our mitigating actions may have an adverse impact on our businesses. Additionally, there are certain limitations on our ability to mitigate the adverse financial impact of COVID-19, including the fixed costs of our theme park business and the impact COVID-19 may have on capital markets and our cost of borrowing. Further, the benefit of certain mitigation efforts will not continue to be available going forward. For example, as our employees return from furlough, the cost reductions of the related furloughs will no longer be available.
Even our operations that were not suspended or that have resumed continue to be adversely impacted by government mandated restrictions (such as density limitations and travel restrictions); measures we voluntarily implement; measures we are contractually obligated to implement; the distancing practices and health concerns of consumers, talent and production workers; and logistical limitations. Upon reopening our parks and resorts business we have seen lower demand. Geographic variation in government requirements and ongoing changes to restrictions have disrupted and could further disrupt our businesses, including our production operations. Our operations could be suspended or re-suspended by government action or otherwise in the future. For example, after Hong Kong Disneyland Resort reopened in June 2020, it closed again in July 2020 and Disneyland Paris opened July 2020 and closed again in October 2020. Some of our businesses have not yet been permitted to open, such as Disneyland Resort and our cruise business. Some of our employees who returned to work have been refurloughed. Our operations could be negatively impacted by a significant COVID-19 outbreak impacting our employees, customers or others interacting with our businesses, including our supply chain.
In fiscal year 2020, we operated at a net loss. We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. Certain of our other assets could also become impaired, including further impairments of goodwill and intangible assets; we have increased, and may further increase, allowances for credit losses; and there may be changes in judgments in determining the fair-value of assets; and estimates related to variable consideration may change due to increased returns, reduced usage of our products or services and decreased royalties. Our leverage ratios have increased and may remain elevated in the near-term as a result of COVID-19’s impact on our financial performance, causing certain of the credit rating agencies to downgrade our ratings. Our debt ratings may be further downgraded as a result of the COVID-19 impact, which may negatively impact our cost of borrowing. Due to reduced operating cash flow, we may utilize cash balances and/or future financings to fund a portion of our operations and investments in our businesses. Financial risks may be exacerbated by the timing of customer deposit refunds; liquidity issues among our key customers, particularly advertisers, television affiliates, theatrical exhibitors and distributors and licensees, which have impacted timely payments by such customers to the Company; loss or delay of receivables as a result of contractual performance short falls; and our contractual payment obligations. The Company has $13.1 billion in trade accounts receivable outstanding at October 3, 2020, with an allowance for credit losses of $0.5 billion. Our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty due to the impacts of COVID-19. Economic or political conditions in a country outside the U.S. as a result of COVID-19 could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
The impacts of COVID-19 to our business have generally amplified, or reduced our ability to mitigate, the other risks discussed herein. Our remediation efforts may not be successful.
COVID-19 also makes it more challenging for management to estimate future performance of our businesses. COVID-19 has already adversely impacted our businesses and net cash flow, and we expect the ultimate magnitude of these disruptions on our financial and operational results will be dictated by the length of time that such disruptions continue which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact and duration of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. If actual performance in our international markets significantly underperforms management’s forecasts, the Company could have foreign currency hedge gains/losses which are not offset by the realization of exposures, resulting in excess hedge gains or losses. While we cannot be certain as to the duration of the impacts of COVID-19, we expect impacts of COVID-19 to affect our financial results at least through fiscal 2021.
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
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. COVID-19 has accelerated this trend. In order to respond to these developments, we regularly consider, and from time to time implement changes to our business models, most recently by developing, investing in and acquiring DTC products and reorganizing our media and entertainment businesses to accelerate our DTC strategies. There can be no assurance that our DTC offerings and other efforts will successfully respond to these changes. We expect to forgo revenue from traditional sources, particularly as we expand our DTC offerings. There can be no assurance that the DTC model and other business models we may develop will ultimately be as profitable as our existing or historic business models.
Misalignment with public and consumer tastes and preferences for entertainment and consumer products could negatively impact demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create filmed entertainment and television programming, which may be distributed among other ways through broadcast, cable, internet or cellular technology, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for public or out-of-home entertainment experiences. COVID-19 may impact consumer tastes and preferences. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in film production, television programming, other content production and acquisition, acquisition of sports rights, theme park attractions, cruise ships or hotels and other resort facilities before we know the extent to which these products will earn consumer acceptance. The impacts of COVID-19 are inhibiting and delaying our ability to earn returns on these and other investments. If our entertainment offerings and products, including our content offerings, modified as a result of COVID-19, do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), affiliate fees, subscription fees, theatrical film receipts, the license of rights to other distributors, theme park admissions, hotel room charges and merchandise, food and beverage sales, sales of licensed consumer products or from sales of our other consumer products and services, may decline, decline further or fail to grow to the extent we anticipate when making investment decisions and thereby further adversely affect the profitability of one or more of our businesses.
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
The negative economic consequences of COVID-19 may be particularly challenging in markets where individuals and local businesses have limited access to government supported “safety nets”, which could lead to political instability and unrest, and further depress demand for our products and services over a longer timeframe.
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
As changes in our business environment occur we have adjusted, and may further adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. For example, in October 2020 we announced a reorganization of our media and entertainment businesses to accelerate our direct-to-consumer strategies. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, have reduced the value of some of our assets. We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. We may write-down other assets as our strategy evolves to account for the current business environment. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF and investments related to direct-to-consumer offerings. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, these investments may impact the profitability of our other businesses, and these risks are exacerbated by COVID-19. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
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
•Our consumer products business competes with other licensors and creators of intellectual property.
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

•Regulation of the safety and supply chain of consumer products and theme park operations, including potential regulation regarding the sourcing, importation and sale of goods.
•Environmental protection regulations.
•Imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, currency exchange controls or film or television content requirements, investment obligations or quotas.
•Domestic and international labor laws, tax laws or currency controls
Changes in any of these regulations or regulatory activities in any of these areas may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable. For example, in January 2019 India implemented regulation and tariffs impacting certain bundling of channels and in November 2020 potential U.S. legislation is pending prohibiting importation of goods from certain regions.
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
Our operations outside the U.S. may be adversely affected by the operation of laws in those jurisdictions.
Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the U.S. These differences can affect our ability to react to changes in our business, and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some overseas jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.
Damage to our reputation or brands may negatively impact our business across segments and regions.
Our reputation and globally recognizable brands are integral to the success of our businesses. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our other businesses. Because some of our brands are globally recognized, brand damage may not be locally contained. Maintenance of the reputation of our Company and brands depends on many factors including the quality of our offerings, maintenance of trust with our customers and our ability to successfully innovate. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners, business decisions, social responsibility and culture may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could impact our sales, business opportunities, profitability, recruiting and valuation of our securities.
Risks that impact our business as a whole may also impact the success of our direct-to-consumer (DTC) business.
We may not successfully execute on our DTC strategy. Consumers may not be willing to pay for an expanding set of DTC services, potentially exacerbated by an economic downturn. We face competition for creative talent and may not be successful in recruiting and retaining talent. Government regulation, including revised foreign content and ownership regulations, may impact the implementation of our DTC business plans. Poor quality broadband infrastructure in certain markets may impact our customers’ access to our DTC products and may diminish our customers’ experience with our DTC products. These and other risks may impact the profitability and success of our DTC businesses.
Volatility in the financial markets and our debt ratings have impacted our cost of borrowing and could impede access to, or increase the cost of, financing our operations and investments.
U.S. and global markets have experienced significant volatility. Past disruptions in the U.S. and global credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments. In addition, our borrowing costs can be affected by short- and long-term debt ratings assigned by independent rating agencies that are based, in part, on the Company’s performance as measured by credit metrics such as leverage and interest coverage ratios.
Since April 2020, Standard and Poor’s has downgraded our long-term debt ratings by two notches to BBB+, downgraded our short-term debt ratings by one notch to A-2 and placed our long-term debt ratings on Negative Outlook. In May 2020, Fitch downgraded our long- and short-term credit ratings by one notch to A- and F2, respectively, and placed our long-term ratings on Negative Outlook. On November 18, 2020, Standard and Poor’s lowered the Company’s long-term rating to BBB+ and placed the Company’s long-term ratings on Negative Outlook. These ratings actions have increased, and any potential future downgrades could further increase, our cost of borrowing and/or make it more difficult for us to obtain financing. Past disruptions in the global financial markets also impacted some of the financial institutions with which we do business. A similar decline in the financial stability of financial institutions could affect our ability to secure credit-worthy counterparties for our interest rate and foreign currency hedging programs, could affect our ability to settle existing contracts and could also affect the ability of our business customers to obtain financing and thereby to satisfy their obligations to us.
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
•Revenues in our Parks, Experiences and Products segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Our parks, resorts, stores and experiences are operating at diminished capacity or closed during these periods as a result of COVID-19. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts, many of which have been delayed, canceled or modified.
•Revenues in our Studio Entertainment segment fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition, the timing of vacation and holiday periods and closing of theaters and impacts on attendance due to COVID-19.
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
Accordingly, negative impacts on our business occurring during a time of typical high seasonal demand could have a disproportionate effect on the results of that business for the year. Examples include the ongoing impact of COVID-19 on various high seasons or hurricane damage to our parks during the summer travel season.
Sustained increases in costs of pension and postretirement medical and other employee health and welfare benefits may reduce our profitability.
With approximately 203,000 employees, our profitability is substantially affected by costs of pension and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macroeconomic factors, which are beyond our control, including increases in the cost of health care. Impacts of COVID-19 may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. Our pension and postretirement medical plans were remeasured at the end of fiscal 2020, and as a result, the underfunded status and fiscal 2021 costs increased. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

The alteration or discontinuation of LIBOR may adversely affect our borrowing costs.
Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The Alternative Reference Rates Committee (ARCC), which was convened by the Federal Reserve Board and the New Your Fed, has identified the Secured Oversight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, the Company’s borrowing costs may be adversely affected.
TFCF ACQUISITION RISKS
Our consolidated indebtedness increased substantially following completion of the TFCF acquisition and may increase in connection with impacts of the COVID-19. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness and cash and cash equivalents as of September 29, 2018 were approximately $20.9 billion and $4.2 billion, respectively. With the completion of the TFCF acquisition, our consolidated indebtedness and cash and cash equivalents as of September 28, 2019 were approximately $47.0 billion and $5.4 billion, respectively. As of October 3, 2020 our consolidated indebtedness and cash and cash equivalents were approximately $58.6 billion and $17.9 billion, respectively. The increased indebtedness could have the effect of, among other things, reducing our financial flexibility and reducing our flexibility to respond to changing business and economic conditions, such as those presented by COVID-19, among others. Increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Since April 2020, Standard and Poor’s has downgraded our long-term debt ratings by two notches to BBB+, downgraded our short-term debt ratings by one notch to A-2 and placed our long-term debt ratings on Negative Outlook. In May 2020, Fitch downgraded our long- and short-term credit ratings by one notch to A- and F2, respectively, and placed our long-term ratings on Negative Outlook. Our financial flexibility may be further constrained by the issuance of shares of common stock in the TFCF acquisition, to the extent we determine to make dividend payments in the future.
We could fail to realize all of the benefits anticipated in the TFCF acquisition.
If we are not able to realize the strategic value of the TFCF assets, the anticipated benefits of the TFCF acquisition may not be realized fully or may take longer than expected to be realized, and these risks could be exacerbated by the impact of COVID-19. Further, there could be loss of key employees, loss of customers, disruption of ongoing businesses or unexpected issues, higher than expected costs and an overall post-acquisition process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in order to realize the anticipated benefits of the TFCF acquisition so the combined company performs as we hope:
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
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the TFCF acquisition and integration. We may also incur accounting and other costs that were not anticipated at the time of the TFCF acquisition, including costs for which we have established reserves or which may lead to reserves in the future. Such costs could negatively impact the Company’s free cash flow.

GENERAL RISKS
The Company’s amended and restated bylaws provide to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees.
The Company’s amended and restated bylaws provide to the fullest extent permitted by law that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action or proceeding asserting a claim arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the General Corporation Law of the State of Delaware (the “DGCL”), the Certificate of Incorporation or these Bylaws (as each may be amended from time to time), (iv) any action or proceeding as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, (v) or any action or proceeding asserting a claim governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Company’s amended and restated bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.
ITEM 1B. Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal 2020 and that remain unresolved.
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

Location	Property / Approximate Size	Use	Business Segment(1)
Burbank, CA & surrounding cities(2)	Land (201 acres) & Buildings (4,695,000 ft2)	Owned Office/Production/Warehouse (includes 239,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/ PEP/DTCI

Burbank, CA & surrounding cities(2)	Buildings (1,748,000 ft2)	Leased Office/Warehouse	Corp/Studio/Media/ PEP/DTCI

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Media/Studio/DTCI

Los Angeles, CA	Buildings (2,724,000 ft2)	Leased Office/Production/Technical/Theater (includes 376,000 ft2 sublet to third-party tenants)	Media/Studio

New York, NY	Buildings (51,000 ft2)	Owned Office/Production/Technical	Media/Corp

New York, NY	Buildings (2,716,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 676,000 ft2 sublet to third-party tenants)	Corp/Studio/Media/PEP/DTCI

Bristol, CT	Land (117 acres) & Buildings (1,174,000 ft2)	Owned Office/Production/Technical	Media/Studio

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	Media/Studio

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Studio

Emeryville, CA	Buildings (80,000 ft2)	Leased Office/Storage	Studio/Media

San Francisco, CA	Buildings (646,000 ft2)	Leased Office/Production/Technical/Theater (includes 57,000 ft2 sublet to third-party tenants)	Studio/Media/ PEP/DTCI

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corp/Studio/Media/ PEP/DTCI

Hammersmith, England	Building (284,000 ft2)	Leased Office	Corp/Studio/Media/ PEP/DTCI

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail/Residential	Studio/Media/ PEP/DTCI
(1)Corp – Corporate, PEP – Parks, Experiences and Products, DTCI – Direct-To-Consumer & International
(2)Surrounding cities include Glendale, CA, North Hollywood, CA and Sun Valley, CA
ITEM 3. Legal Proceedings
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
At October 3, 2020, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	69	Executive Chairman(1)	2000
Robert A. Chapek	61	Chief Executive Officer(2)	2020
Alan N. Braverman	72	Senior Executive Vice President, General Counsel and Secretary	2003
Christine M. McCarthy	65	Senior Executive Vice President and Chief Financial Officer(3)	2005
M. Jayne Parker	59	Senior Executive Vice President and Chief Human Resources Officer(4)	2009
Zenia B. Mucha	64	Senior Executive Vice President Corporate Communications(5)	2018
(1)Mr. Iger was appointed Executive Chairman effective February 24, 2020, he is also Chairman of the Board from March 2012. He was Chief Executive Officer from October 2005 to February 2020.
(2)Mr. Chapek was appointed Chief Executive Officer effective February 24, 2020. He served as Chairman of Disney Parks, Experiences and Products since the segment’s creation in 2018, and prior to that was Chairman of Walt Disney Parks and Resorts since 2015.
(3)Ms. McCarthy was appointed Senior Executive Vice President and Chief Financial Officer effective June 30, 2015. She was previously Executive Vice President, Corporate Real Estate, Alliances and Treasurer of the Company from 2000 to 2015.
(4)Ms. Parker was appointed Senior Executive Vice President and Chief Human Resources Officer effective August 20, 2017. She was previously Executive Vice President and Chief Human Resources Officer from 2009.
(5)Ms. Mucha was appointed Senior Executive Vice President Corporate Communications effective August 2016. She was previously Executive Vice President Corporate Communications from March 2005.

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”.
See Note 12 of the Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2020 and 2019.
As of October 3, 2020, the approximate number of common shareholders of record was 826,250.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 3, 2020:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 28, 2020 – July 31, 2020	27,550	$117.57	—	n/a
August 1, 2020 – August 31, 2020	22,011	128.29	—	n/a
September 1, 2020 – October 3, 2020	21,613	131.57	—	n/a
Total	71,174	125.14	—	n/a
(1)71,174 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.
During the fiscal quarter ended October 3, 2020, 823,340 shares of common stock were issued in a privately negotiated sale, at a price of $129.5537 per share, which was determined by applying a volume weighed average price over a period of 30 trading days, in satisfaction of contractual obligations of the Company undertaken in a commercial agreement entered into in the ordinary course of business. The shares issued are subject to restrictions which, among other things, are designed to assure that any resales will occur in reliance on an applicable exemption under the Securities Act.

ITEM 6. Selected Financial Data
(in millions, except per share data)

	2020(1)	2019(2)	2018(3)	2017(4)	2016(5)
Statements of operations
Revenues	$65,388	$69,607	$59,434	$55,137	$55,632
Net income (loss) from continuing operations	(2,442)	10,897	13,066	9,366	9,790
Net income (loss) from continuing operations attributable to Disney	(2,832)	10,425	12,598	8,980	9,391
Per common share
Earnings (loss) attributable to Disney:
Continuing Operations - Diluted	$(1.57)	$6.26	$8.36	$5.69	$5.73
Continuing Operations - Basic	(1.57)	6.30	8.40	5.73	5.76
Dividends	0.88	1.76	1.68	1.56	1.42
Balance sheets
Total assets	$201,549	$193,984	$98,598	$95,789	$92,033
Long-term obligations	79,370	60,852	24,797	26,710	24,189
Disney shareholders’ equity	83,583	88,877	48,773	41,315	43,265
Statements of cash flows
Cash provided (used) by - continuing operations:
Operating activities	$7,616	$5,984	$14,295	$12,343	$13,136
Investing activities	(3,850)	(15,096)	(5,336)	(4,111)	(5,758)
Financing activities	8,480	(464)	(8,843)	(8,959)	(7,220)
(1)Fiscal 2020 results include the impact of COVID-19 (estimated at approximately $3.19 per diluted share), goodwill and intangible asset impairments at our International Channels business ($2.53 per diluted share), amortization expense related to recognition of TFCF and Hulu intangible assets and fair value step-up on film and television costs ($1.17 per diluted share), a non-cash gain to adjust our investment in DraftKings, Inc. to fair value (DraftKings gain) ($0.41 per diluted share) and restructuring and impairment charges ($0.33 per diluted share). At the beginning of fiscal 2020, the Company adopted new lease accounting guidance increasing total assets and liabilities by approximately $3.7 billion.
(2)On March 20, 2019, the Company acquired TFCF for cash and Disney shares (see Note 4 to the Consolidated Financial Statements). TFCF and Hulu’s financial results have been consolidated since the date of acquisition. The acquisition had a number of impacts on fiscal 2019 results, the most significant of which were a non-cash gain from remeasuring our initial 30% interest in Hulu to fair value ($2.22 per diluted share), amortization expense related to recognition of TFCF and Hulu intangible assets and fair value step-up on film and television costs ($0.74 per diluted share), restructuring and impairment charges ($0.55 per diluted share), an adverse impact from TFCF and Hulu operating results ($0.27 per diluted share) and a charge for the extinguishment of a portion of the debt originally assumed in the TFCF acquisition ($0.24 per diluted share). Fiscal 2019 results also reflected equity investment impairments ($0.25 per diluted share). Cash provided by continuing operating activities reflected payments for tax obligations that arose from the spin-off of Fox Corporation in connection with the TFCF acquisition and the sale of the Regional Sports Networks (RSN) acquired with TFCF ($7.6 billion). Cash used in continuing investing activities reflected a cash payment of $35.7 billion paid to acquire TFCF, offset by $25.7 billion in cash and cash equivalents assumed in the TFCF acquisition.
(3)Fiscal 2018 results include a net benefit from the Tax Act Deferred Remeasurement, net of the Deemed Repatriation Tax ($1.11 per diluted share) and the Tax Act reduction in the fiscal 2018 U.S. federal statutory income tax rate ($0.75 per diluted share) (see Note 10 to the Consolidated Financial Statements). In addition, fiscal 2018 included gains on the sales of real estate and property rights ($0.28 per diluted share) and an adverse impact from equity investment impairments ($0.11 per diluted share).
(4)Fiscal 2017 results include a non-cash net gain in connection with the acquisition of a controlling interest in BAMTech ($0.10 per diluted share).
(5)Fiscal 2016 results include the Company’s share of a net gain recognized by A+E in connection with an acquisition of an interest in Vice ($0.13 per diluted share).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS
(in millions, except per share data)

	2020	2019	% Change Better (Worse)
Revenues:
Services	$59,265	$60,579	(2) %
Products	6,123	9,028	(32) %
Total revenues	65,388	69,607	(6) %
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(39,406)	(36,493)	(8) %
Cost of products (exclusive of depreciation and amortization)	(4,474)	(5,568)	20%
Selling, general, administrative and other	(12,369)	(11,549)	(7) %
Depreciation and amortization	(5,345)	(4,167)	(28) %
Total costs and expenses	(61,594)	(57,777)	(7) %
Restructuring and impairment charges	(5,735)	(1,183)	>(100) %
Other income, net	1,038	4,357	(76) %
Interest expense, net	(1,491)	(978)	(52) %
Equity in the income (loss) of investees, net	651	(103)	nm
Income (loss) from continuing operations before income taxes	(1,743)	13,923	nm
Income taxes from continuing operations	(699)	(3,026)	77%
Net income (loss) from continuing operations	(2,442)	10,897	nm
Income (loss) from discontinued operations, net of income tax benefit (expense) of $10 and ($39), respectively	(32)	687	nm
Net income (loss)	(2,474)	11,584	nm
Less: Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(390)	(472)	17%
Less: Net income from discontinued operations attributable to noncontrolling interests	—	(58)	100%
Net income (loss) attributable to Disney	$(2,864)	$11,054	nm
Earnings (loss) per share attributable to Disney:
Diluted(1)
Continuing operations	$(1.57)	$6.26	nm
Discontinued operations	(0.02)	0.38	nm
	$(1.58)	$6.64	nm

Basic(1)
Continuing operations	$(1.57)	$6.30	nm
Discontinued operations	(0.02)	0.38	nm
	$(1.58)	$6.68	nm

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,808	1,666
Basic	1,808	1,656
(1)Total may not equal the sum of the column due to rounding.

Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•Significant Developments
•Consolidated Results and Non-Segment Items
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Restructuring Activities
•Liquidity and Capital Resources
•Supplemental Guarantor Financial Information
•Contractual Obligations, Commitments and Off Balance Sheet Arrangements
•Critical Accounting Policies and Estimates
•Forward-Looking Statements
In Item 7, we discuss fiscal 2020 and 2019 results and comparisons of fiscal 2020 results to fiscal 2019 results. Discussions of fiscal 2018 results and comparisons of fiscal 2019 results to fiscal 2018 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2019.
SIGNIFICANT DEVELOPMENTS
Strategic Reorganization
In October 2020, the Company announced a strategic reorganization of our media and entertainment businesses to accelerate the growth of our DTC strategy. The operations of the Media Networks, Studio Entertainment and DTCI segments were reorganized into four groups: three content groups (Studios, General Entertainment and Sports), which are focused on developing and producing content that will be used across all of our traditional and DTC platforms and a distribution group, which is focused on distribution and commercialization activities across these platforms and which has full accountability for media and entertainment operating results globally.
COVID-19 Pandemic
During fiscal 2020 and continuing into fiscal 2021, the world has been, and continues to be, impacted by COVID-19. COVID-19 and measures to prevent its spread impacted our segments in a number of ways, most significantly at Parks, Experiences and Products where our theme parks were closed or operating at significantly reduced capacity for a significant portion of the year, cruise ship sailings and guided tours were suspended since late in the second quarter and retail stores were closed for a significant portion of the year. We also had an adverse impact on our merchandise licensing business. Our Studio Entertainment segment has delayed, or in some cases, shortened or cancelled, theatrical releases, and stage play performances have been suspended since late in the second quarter. We also had adverse impacts on advertising sales at Media Networks and Direct-to-Consumer & International. Since March 2020, we have experienced significant disruptions in the production and availability of content, including the shift of key live sports programming from our third quarter to the fourth quarter and into fiscal 2021, as well as the suspension of production of most film and television content since late in the second quarter, although some film and television production resumed in the fourth quarter.
We have taken a number of mitigation efforts in response to the impacts of COVID-19 on our businesses. We have significantly increased cash balances through the issuance of senior notes in March and May 2020, and we entered into an additional $5.0 billion credit facility in April 2020. The Company (or our Board of Directors, as applicable) did not declare a dividend with respect to fiscal 2020 operations; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); reduced management compensation for several months and temporarily eliminated Board of Director retainers and committee fees. In addition, we furloughed over 120,000 of our employees (who continued to receive Company provided medical benefits), many of which have returned from furlough as certain business operations have reopened. At the end of September, the Company announced a workforce reduction plan that would primarily impact Parks, Experiences and Products. Overall, approximately 32,000 employees will be terminated in the first half of fiscal 2021. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending, reducing film and television content investments; or implementing additional furloughs or reductions in force. Some of these measures may have an adverse impact on our businesses.

The most significant impact of COVID-19 on fiscal 2020 operating results was an estimated detriment of approximately $6.9 billion on operating income at our Parks, Experiences and Products segment due to revenue lost as a result of the closures or reduced operating capacities. The impacts at the Media Networks, Direct-to-Consumer & International and Studio Entertainment segments were less significant. Media Networks had a modest benefit reflecting the deferral of sports programming costs to fiscal 2021, when we expect rescheduled events to occur, partially offset by lower advertising revenue. At Direct-to-Consumer & International, lower advertising revenue was partially offset by lower costs including the deferral of sports programming costs into fiscal 2021. At Studio Entertainment, lower revenues due to the deferral or cancellation of significant film releases as a result of theater closures were partially offset by lower amortization, marketing and distribution costs. In total, we estimate the net adverse impact of COVID-19 on our full year segment operating income across all of our businesses was approximately $7.4 billion, inclusive of the impact at Parks, Experiences and Products. The estimated impact is net of approximately $500 million in government credits, from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the U.S. and a similar program in France, both primarily at our Parks, Experiences and Products segment. The impact in fiscal 2020 is not necessarily indicative of the impact on future period results, including the impact of sports programming cost deferrals.
The impact of these disruptions and the extent of their adverse impact on our financial and operational results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact and duration of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. While we cannot be certain as to the duration of the impacts of COVID-19, we currently expect COVID-19 to adversely impact our financial results at least through fiscal 2021.
Some of our businesses have reopened with limited operations. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, talent and guests. For example, as we reopened theme parks and retail stores, we incurred and will continue to incur costs for such things as additional custodial services, personal protection equipment, temperature screenings and testing, sanitizer and cleaning supplies and signage, among other items. As we resume production of film and television content, including live sporting events, we anticipate incurring similar costs and productions may take longer to complete. The timing, duration and extent of these costs will depend on the timing and scope of the resumption of our operations. We currently estimate these costs may total approximately $1 billion in fiscal 2021. Some of these costs may be capitalized and amortized over future periods. With the unknown duration of COVID-19 and yet to be determined timing of the phased reopening of certain businesses, it is not possible to precisely estimate the impact of COVID-19 on our operations in future quarters. As we reopen our businesses, we will no longer benefit from certain savings related to the closure of those businesses, such as related furloughs. The reopening or closure of our businesses is dependent on applicable government requirements, which vary by location, are subject to ongoing changes, which could result from increasing COVID-19 cases.
Additionally, see Part I., Item 1A. Risk Factors - The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may continue to impact certain of our key sources of revenue.
Direct-to-Consumer
In November 2019, the Company launched Disney+, a subscription based DTC streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming in the U.S. and four other countries and has expanded to select Western European countries in the Spring of 2020. In April 2020, our Hotstar service in India was converted to Disney+Hotstar, and in June 2020, current subscribers of the Disney Deluxe service in Japan were converted to Disney+. In September 2020, Disney+ was launched in additional European countries and Disney+ Hotstar was launched in Indonesia. In November 2020, Disney+ was launched in Latin America. Additional launches are planned for various Asia-Pacific territories in calendar year 2021.
The Company also plans to launch a general entertainment DTC video streaming offering under the Star brand outside the U.S. in calendar year 2021.
As we will use our branded film and television content on our DTC offerings, we are forgoing certain licensing revenue from the sale of this content to third parties in TV/SVOD markets. We also expect to forgo revenue as we shut down channels in certain markets as a result of investment in our DTC offerings. In addition, we are increasing programming and production investments to create exclusive content for our DTC offerings.
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Fiscal 2019 includes the consolidated results of TFCF and Hulu for the period March 20, 2019 through September 28, 2019, whereas the fiscal 2020 results include the consolidated results of TFCF and Hulu for the full year. We refer to the impact of the approximately six month non-comparable period as “the consolidation of TFCF and Hulu”.

The Company’s fiscal year end is on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. Fiscal 2020 is a fifty-three week year, which began on September 29, 2019 and ended on October 3, 2020. We estimate that the additional week of operations in fiscal 2020 resulted in a benefit to pre-tax income of approximately $200 million, primarily at the Media Networks segment.
Revenues for fiscal 2020 decreased 6%, or $4.2 billion, to $65.4 billion; net income attributable to Disney decreased $13.9 billion, to a loss of $2.9 billion; and diluted earnings per share from continuing operations attributable to Disney decreased to a loss of $1.57 compared to income of $6.26 in the prior year. The EPS decrease for the year was due to lower segment operating income, goodwill and intangible asset impairments at our International Channels business, the comparison to a prior-year non-cash gain in connection with the acquisition of Hulu (Hulu gain), higher amortization of intangible assets and fair value step-up on film and television costs from the TFCF acquisition and the consolidation of Hulu and higher interest expense. These decreases were partially offset by an investment gain in the current year and the comparison to investment impairments and a charge for the extinguishment of debt recorded in the prior year. The decrease in segment operating income was due to lower results at Parks, Experiences and Products and higher losses at Direct-to-Consumer & International, partially offset by an increase at our Media Networks segment. Segment operating results for the current period include a $0.5 billion net benefit from the consolidation of TFCF and Hulu.
Revenues
Service revenues for fiscal 2020 decreased 2%, or $1.3 billion, to $59.3 billion, driven by lower volumes at our theme parks, resorts and cruise line, a decrease in theatrical distribution and stage play revenues, lower advertising revenue and a decrease in sales of our television and film programs to third parties. These decreases were partially offset by the consolidation of TFCF and Hulu and an increase in subscription revenue from Disney+/Disney+Hotstar and Hulu. Theme park, resort, cruise line, theatrical distribution, stage play and advertising revenue were adversely impacted by COVID-19.
Product revenues for fiscal 2020 decreased 32%, or $2.9 billion, to $6.1 billion, due to lower volumes at our theme parks and resorts, which were impacted by being closed or operating at reduced capacity for a significant part of the year as a result of COVID-19.
Costs and expenses
Cost of services for fiscal 2020 increased 8%, or $2.9 billion, to $39.4 billion, due to the consolidation of TFCF and Hulu and an increase in programming and production costs, partially offset by lower theatrical and TV/SVOD production cost amortization and distribution costs and decreased volumes at our theme parks, resorts and cruise line. The increase in programming and production costs reflected costs for Disney+ programming, partially offset by a decrease due to a shift in timing of major sporting events to fiscal 2021.
Cost of products for fiscal 2020 decreased 20%, or $1.1 billion, to $4.5 billion, due to lower volumes at our theme parks and resorts.
Selling, general, administrative and other costs for fiscal 2020 increased 7%, or $0.8 billion, to $12.4 billion, due to the consolidation of TFCF and Hulu, partially offset by lower marketing costs. The decrease in marketing costs reflected lower spending at the theatrical distribution and theme parks and resorts businesses, partially offset by increased spend for Disney+.
Depreciation and amortization costs increased 28%, or $1.2 billion, to $5.3 billion due to the amortization of intangible assets arising from the acquisition of TFCF and consolidation of Hulu and, to a lesser extent, higher depreciation for new attractions at our domestic parks and resorts.
Restructuring and Impairment Charges
Restructuring and impairment charges of $5.7 billion for fiscal 2020 were due to $4,953 million of impairment charges for goodwill and intangible assets at our International Channels business and $782 million of restructuring costs. Restructuring costs were primarily for severance costs and contract termination charges in connection with the acquisition and integration of TFCF and severance in connection with the reduction-in-force at our Parks, Experiences and Products segment.
Restructuring and impairment charges of $1.2 billion in fiscal 2019 were primarily for severance and equity-based compensation costs in connection with the acquisition and integration of TFCF.

Other Income, net

(in millions)	2020	2019	% Change Better (Worse)
DraftKings Gain	$973	$—	nm
Gain on sale of an investment	65	—	nm
Hulu Gain	—	4,794	nm
Insurance recoveries related to legal matters	—	46	nm
Gain recognized in connection with the acquisition of TFCF	—	28	nm
Charge for the extinguishment of a portion of the debt originally assumed in the TFCF acquisition	—	(511)	nm
Other income, net	$1,038	$4,357	(76) %
In fiscal 2020, the Company recognized a non-cash gain of $973 million to adjust its investment in DraftKings, Inc. to fair value (DraftKings gain). In addition, the Company recognized a gain of $65 million on the sale of an investment.
In fiscal 2019, the Company recognized the $4,794 million Hulu gain, recorded insurance recoveries of $46 million in connection with the settlement of legal matters, and recorded a gain of $28 million on the deemed settlement of preexisting relationships with TFCF pursuant to acquisition accounting guidance. In addition, the Company recorded a charge of $511 million for the extinguishment of a portion of the debt originally assumed in the TFCF acquisition.
Interest Expense, net

(in millions)	2020	2019	% Change Better (Worse)
Interest expense	$(1,647)	$(1,246)	(32) %
Interest income, investment income and other	156	268	(42) %
Interest expense, net	$(1,491)	$(978)	(52) %
The increase in interest expense was due to higher average debt balances, partially offset by lower average interest rates.
The decrease in interest income, investment income and other was due to a lower benefit from pension and postretirement benefit costs, other than service cost and higher net investment impairments, partially offset by higher imputed interest income on long-term receivables for film and television program sales driven by the consolidation of TFCF.
Equity in the Income (Loss) of Investees
Equity in the income (loss) of investees reflected income of $651 million in the current year compared to a loss of $103 million in the prior year. The change reflected the comparison to impairments in the prior year on our investment in Vice Group Holding Inc. and on an investment in a cable channel at A+E Television Networks and lower equity losses from Hulu as a result of our consolidation of Hulu following the TFCF acquisition.
Effective Income Tax Rate

	2020	2019	Change Better (Worse)
Effective income tax rate - continuing operations	(40.1)%	21.7%	(61.8)	ppt
The change in effective income tax rate is due to the fiscal 2020 impairment of International Channels goodwill, which is not tax deductible, and foreign losses in fiscal 2020 for which we are unable to recognize a tax benefit.
Noncontrolling Interests

(in millions)	2020	2019	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(390)	$(472)	17%
The decrease in net income from continuing operations attributable to noncontrolling interests was due to lower results at Hong Kong Disneyland Resort and Shanghai Disney Resort, partially offset by a higher adverse impact from the accretion of the Hulu redeemable noncontrolling interest due to the consolidation of Hulu.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.

Discontinued Operations
Net income from discontinued operations in fiscal 2019 reflected the operations of the RSNs.
Certain Items Impacting Comparability
Results for fiscal 2020 were impacted by the following:
•Goodwill and intangible asset impairments of $4,953 million and restructuring charges of $782 million
•Amortization expense of $2,846 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•The DraftKings gain of $973 million
•A gain of $65 million on the sale of an investment
Results for fiscal 2019 were impacted by the following:
•The Hulu Gain of $4,794 million
•A benefit of $74 million consisting of $46 million from insurance recoveries related to a legal matter and a gain of $28 million recognized on the settlement of preexisting relationships with TFCF pursuant to acquisition accounting guidance
•A benefit of $34 million from U.S. federal income tax legislation enacted in fiscal 2018
•Amortization expense of $1,595 million related to TFCF and Hulu intangible assets and fair value step-up on film and television costs
•Restructuring and impairment charges of $1,183 million
•Impairments of $538 million on equity investments
•A charge of $511 million for the extinguishment of a portion of debt originally assumed in the TFCF acquisition
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Year Ended October 3, 2020:
Restructuring and impairment charges	$(5,735)	$571	$(5,164)	$(2.86)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	(2,846)	662	(2,184)	(1.17)
DraftKings gain	973	(227)	746	0.41
Gain on sale of an investment	65	(15)	50	0.03
Total	$(7,543)	$991	$(6,552)	$(3.59)

Year Ended September 28, 2019:
Hulu Gain	$4,794	$(1,103)	$3,691	$2.22
Insurance recoveries and gains on the settlement of preexisting relationships	74	(17)	57	0.03
Benefit from the Tax Act	—	34	34	0.02
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	(1,595)	355	(1,240)	(0.74)
Restructuring and impairment charges	(1,183)	273	(910)	(0.55)
Impairment of equity investments	(538)	123	(415)	(0.25)
Charge for the extinguishment of debt	(511)	118	(393)	(0.24)
Total	$1,041	$(217)	$824	$0.50
(1)Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.

BUSINESS SEGMENT RESULTS — 2020 vs. 2019
Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other costs, and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.
Our Media Networks segment primarily generates revenue from affiliate fees, advertising (excluding addressable ad sales) and the sale and distribution of television programs in TV/SVOD markets. Significant expenses include amortization of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs.
Our Parks, Experiences and Products segment primarily generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise at our theme parks and resorts, charges for room nights at hotels, sales of cruise vacations, sales and rentals of vacation club properties, royalties from licensing intellectual properties and the sale of branded merchandise. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant expenses include operating labor, costs of goods sold, infrastructure costs, depreciation and other operating expenses. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
Our Studio Entertainment segment primarily generates revenue from the distribution of films in the theatrical, home entertainment and TV/SVOD markets, stage play ticket sales and licensing of our intellectual properties for use in live entertainment productions. Significant expenses include amortization of production, participations and residuals costs, marketing and sales costs, distribution expenses and costs of sales.
Our Direct-to-Consumer & International segment primarily generates revenue from subscription fees for our DTC streaming services, affiliate fees and advertising sales (including addressable ad sales). Significant expenses include operating expenses, selling general and administrative costs and depreciation and amortization. Operating expenses include programming and production costs (including programming, production and branded digital content obtained from other Company segments), technology support costs, operating labor and distribution costs.
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
The following table reconciles income (loss) from continuing operations before income taxes to total segment operating income:

(in millions)	2020	2019	% Change Better (Worse)
Income (loss) from continuing operations before income taxes	$(1,743)	$13,923	nm
Add/(subtract):
Corporate and unallocated shared expenses	817	987	17%
Restructuring and impairment charges	5,735	1,183	>(100) %
Other income, net	(1,038)	(4,357)	(76) %
Interest expense, net	1,491	978	(52) %
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	2,846	1,595	(78) %
Impairment of equity investments	—	538	100%
Total segment operating income	$8,108	$14,847	(45) %
(1)Includes amortization of intangibles related to TFCF equity investees

The following is a summary of segment revenue and operating income:

(in millions)	2020	2019	% Change Better (Worse)
Revenues:
Media Networks	$28,393	$24,827	14%
Parks, Experiences and Products	16,502	26,225	(37) %
Studio Entertainment	9,636	11,127	(13) %
Direct-to-Consumer & International	16,967	9,386	81%
Eliminations	(6,110)	(1,958)	>(100) %
	$65,388	$69,607	(6) %
Segment operating income (loss):
Media Networks	$9,022	$7,479	21%
Parks, Experiences and Products	(81)	6,758	nm
Studio Entertainment	2,501	2,686	(7) %
Direct-to-Consumer & International	(2,806)	(1,835)	(53) %
Eliminations	(528)	(241)	>(100) %
	$8,108	$14,847	(45) %

Media Networks
Operating results for the Media Networks segment are as follows:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Revenues
Affiliate fees	$15,018	$13,433	12%
Advertising	6,374	6,965	(8) %
TV/SVOD distribution and other	7,001	4,429	58%
Total revenues	28,393	24,827	14%
Operating expenses	(17,387)	(15,499)	(12) %
Selling, general, administrative and other	(2,514)	(2,361)	(6) %
Depreciation and amortization	(207)	(191)	(8) %
Equity in the income of investees	737	703	5%
Operating Income	$9,022	$7,479	21%
Revenues
The increase in affiliate fees was due to increases of 8% from higher contractual rates, 6% from the consolidation of TFCF and 2% from the benefit of an additional week in the current year, partially offset by a decrease of 4% from fewer subscribers. The subscriber decline was net of a benefit from the ACC Network which launched in August 2019.
The decline in advertising revenues was due to decreases of $392 million at Cable Networks, from $3,503 million to $3,111 million and $199 million at Broadcasting, from $3,462 million to $3,263 million. Cable Networks advertising revenue reflected a decrease of 22% from lower impressions reflecting lower average viewership due to the impact COVID-19 had on live sports events. This decrease was partially offset by increases of 7% from the consolidation of TFCF, 4% from the benefit of an additional week of operations, which included MLB and NBA events, and 2% from higher rates. Broadcasting advertising revenue reflected decreases of 9% from lower network impressions reflecting lower average viewership and 3% from the owned television stations. These decreases were partially offset by increases of 3% from higher network rates, 2% from the benefit of an additional week of operations and 2% from the consolidation of TFCF.
The increase in TV/SVOD distribution and other revenue of $2,572 million was due to the consolidation of TFCF, which consisted primarily of program sales, and higher program sales at Disney Television Studios, Disney Channel and FX. The increase in Disney Television Studios was primarily due to sales of original titles to Hulu and library titles to Hulu and

Disney+. The increases at Disney Channel and FX were due to program sales to Disney+ and Hulu, respectively. These increases were partially offset by lower sales to third parties.
Costs and Expenses
Operating expenses include programming and production costs, which increased $1,857 million from $14,697 million to $16,554 million. At Cable Networks, programming and production costs increased $435 million due to the consolidation of TFCF, contractual increases for college football, NFL and NBA programming, higher program sales and costs for the ACC Network. These increases were partially offset by the deferral of costs for NBA, MLB and college football to fiscal 2021 when these events occurred or are scheduled to occur. At Broadcasting, programming and production costs increased $1,422 million due to the consolidation of TFCF and higher program sales at Disney Television Studios, partially offset by lower costs driven by production shutdowns and delays as a result of COVID-19.
Selling, general, administrative and other costs increased $153 million from $2,361 million to $2,514 million due to the consolidation of TFCF, partially offset by lower marketing costs at the ABC Television Network, FX Networks and ESPN due to the impact of COVID-19.
Equity in the Income of Investees
Income from equity investees increased $34 million, from $703 million to $737 million, driven by higher income from A+E Television Networks due to lower programming costs and higher program sales, partially offset by lower advertising revenue.
Segment Operating Income
Segment operating income increased 21%, or $1,543 million, to $9,022 million due to the consolidation of TFCF and increases at ESPN, the FX Networks, Disney Television Studios and the ABC Television Network.
The following table provides supplemental revenue and operating income detail for the Media Networks segment:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Supplemental revenue detail
Cable Networks	$17,966	$16,486	9%
Broadcasting	10,427	8,341	25%
	$28,393	$24,827	14%
Supplemental operating income detail
Cable Networks	$6,283	$5,425	16%
Broadcasting	2,002	1,351	48%
Equity in the income of investees	737	703	5%
	$9,022	$7,479	21%
Items Excluded from Segment Operating Income Related to Media Networks
The following table presents supplemental information for items related to the Media Network segment that are excluded from segment operating income:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(1,305)	$(684)	(91) %
Restructuring and impairment charges	(51)	(105)	51%
Impairment of equity investments	—	(184)	— %
(1)In the current year, amortization of step-up on film and television costs was $695 million and amortization of intangible assets was $610 million. In the prior year, amortization of step-up on film and television costs was $359 million and amortization of intangible assets was $325 million.

Parks, Experiences and Products
Operating results for the Parks, Experiences and Products segment are as follows:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Revenues
Theme park admissions	$4,038	$7,540	(46) %
Parks & Experiences merchandise, food and beverage	3,441	5,963	(42) %
Resorts and vacations	3,402	6,266	(46) %
Merchandise licensing and retail	4,185	4,519	(7) %
Parks licensing and other	1,436	1,937	(26) %
Total revenues	16,502	26,225	(37) %
Operating expenses	(11,485)	(14,015)	18%
Selling, general, administrative and other	(2,642)	(3,133)	16%
Depreciation and amortization	(2,437)	(2,306)	(6) %
Equity in the loss of investees	(19)	(13)	(46) %
Operating Income	$(81)	$6,758	nm
Revenues
The decrease in theme park admissions revenue was due to a decrease of 49% from lower attendance, partially offset by an increase of 3% from higher average ticket prices. Our parks were closed for a significant portion of the fiscal year due to COVID-19, and those that reopened were operating at significantly reduced capacity.
Parks & Experiences merchandise, food and beverage revenue was lower compared to the prior year due to a decrease of 48% from lower volumes, partially offset by an increase of 4% from higher average guest spending.
The decrease in resorts and vacations revenue was due to decreases of 22% from lower occupied room nights and 15% from fewer passenger cruise days driven by the suspension of cruise ship sailings.
Merchandise licensing and retail revenue was lower due to decreases of 4% from retail and 3% from merchandise licensing. The decrease in revenues at retail was driven by the closure of our retail stores for a significant portion of the fiscal year as a result of COVID-19 and the prior-year sale of rights to a video game, partially offset by higher online sales. The decrease at merchandise licensing was primarily due to lower minimum guarantee shortfall recognition and a decrease in sales of merchandise based on Toy Story, Avengers and Disney Classics, partially offset by higher sales of Frozen merchandise. Merchandise licensing revenues for the current year were adversely impacted by COVID-19.
The decrease in parks licensing and other revenue was primarily due to lower sponsorship revenue and a decrease in royalties from Tokyo Disney Resort, which was closed or operating at reduced capacity for a significant portion of the fiscal year.

The following table presents supplemental park and hotel statistics:

	Domestic		International(1)		Total
	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019	Fiscal 2020	Fiscal 2019
Parks
Increase (decrease)
Attendance(2)	(47) %	— %	(53) %	(7) %	(49) %	(2) %
Per Capita Guest Spending(3)	8%	7%	(3) %	13%	7%	8%
Hotels
Occupancy(4)	43%	90%	35%	81%	41%	88%
Available Room Nights (in thousands)(5)	11,114	10,030	3,207	3,182	14,321	13,212
Per Room Guest Spending(6)	$367	$353	$312	$316	$356	$345
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
Costs and Expenses
Operating expenses include operating labor, which decreased $1,304 million from $6,174 million to $4,870 million, cost of sales and distribution costs, which decreased $716 million from $2,918 million to $2,202 million, and infrastructure costs, which decreased $47 million from $2,469 million to $2,422 million. The decrease in operating labor was due to furloughs in response to lower volumes and the benefit of government credits for certain employee costs, partially offset by inflation and new guest offerings. Lower cost of goods sold and distribution costs were due to lower volumes. The decrease in infrastructure costs was due to lower operations support costs reflecting reduced volumes, partially offset by the write-down of assets at our retail stores and higher costs for new guest offerings. Other operating expenses, which include costs for such items as supplies, commissions/fees and entertainment offerings, decreased $463 million, from $2,454 million to $1,991 million, due to lower volumes, partially offset by higher charges for capital project abandonments.
Selling, general, administrative and other costs decreased $491 million from $3,133 million to $2,642 million due to marketing and general and administrative cost reduction initiatives to mitigate the impacts of COVID-19.
Depreciation and amortization increased $131 million from $2,306 million to $2,437 million, primarily due to new attractions at our domestic parks and resorts.
Segment Operating Income
Segment operating income decreased $6,839 million, to a loss of $81 million due to decreases at our domestic and international parks and experiences and, to a lesser extent, our retail and merchandise licensing businesses.

The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Supplemental revenue detail
Parks & Experiences
Domestic	$10,226	$17,369	(41) %
International	2,020	4,223	(52) %
Consumer Products	4,256	4,633	(8) %
	$16,502	$26,225	(37) %
Supplemental operating income detail
Parks & Experiences
Domestic	$(623)	$4,412	nm
International	(1,073)	507	nm
Consumer Products	1,615	1,839	(12) %
	$(81)	$6,758	nm
Items Excluded from Segment Operating Income Related to Parks, Experiences and Products
The following table presents supplemental information for items related to the Parks, Experiences and Products segment that are excluded from segment operating income:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Restructuring and impairment charges	$(265)	$(13)	>(100) %
Amortization of TFCF intangible assets	(8)	(4)	(100) %

Studio Entertainment
Operating results for the Studio Entertainment segment are as follows:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Revenues
Theatrical distribution	$2,134	$4,726	(55) %
Home entertainment	1,528	1,734	(12) %
TV/SVOD distribution and other	5,974	4,667	28%
Total revenues	9,636	11,127	(13) %
Operating expenses	(4,619)	(5,187)	11%
Selling, general, administrative and other	(2,369)	(3,119)	24%
Depreciation and amortization	(146)	(135)	(8) %
Equity in the loss of investees	(1)	—	nm
Operating Income	$2,501	$2,686	(7) %
Revenues
The decrease in theatrical distribution revenue was due to fewer significant releases, which included the impact of theater closures as a result of COVID-19, partially offset by the consolidation of TFCF. Significant titles in the current year included Frozen II, Star Wars: The Rise of Skywalker and Maleficent: Mistress Of Evil. Significant titles in the prior year included Avengers: Endgame, The Lion King, Captain Marvel, Toy Story 4, Aladdin, Ralph Breaks the Internet, Mary Poppins Returns and Dumbo.

Lower home entertainment revenue was due to decreases of 21% from lower unit sales of both new releases and catalog titles and 4% from lower average net effective pricing, partially offset by an increase of 14% from the consolidation of TFCF. New release titles in the current year included Frozen II, Star Wars: The Rise Of Skywalker, The Lion King and Toy Story 4, whereas the prior year included Avengers: Endgame, Incredibles 2, Captain Marvel, Ant-Man And The Wasp, Ralph Breaks The Internet, Avengers: Infinity War, Bohemian Rhapsody and Aladdin. The decrease in average net effective pricing was primarily due to a lower mix of new release titles.
Higher TV/SVOD distribution and other revenue was due to increases of 21% from TV/SVOD distribution and 14% from the consolidation of TFCF, partially offset by a decrease of 8% from stage plays reflecting the impact of theater closures in response to COVID-19. The increase in TV/SVOD distribution was due to sales of content to Disney+, partially offset by lower sales to third parties in the pay and free television windows.
Costs and Expenses
Operating expenses include amortization of production, participation and residual costs, which decreased $119 million, from $3,762 million to $3,643 million, primarily due to lower theatrical distribution and home entertainment revenue, partially offset by higher TV/SVOD distribution revenue and the consolidation of TFCF. Operating expenses also include cost of goods sold and distribution costs, which decreased $449 million, from $1,425 million to $976 million. Lower cost of goods sold and distribution costs were primarily due to decreases in theatrical and stage play distribution costs due to fewer theatrical releases and stage play performances, partially offset by the consolidation of TFCF.
Selling, general, administrative and other costs decreased $750 million from $3,119 million to $2,369 million due to lower theatrical and home entertainment marketing costs, partially offset by the consolidation of TFCF.
The increase in depreciation and amortization was due to the consolidation of TFCF.
Segment Operating Income
Segment operating income decreased 7%, or $185 million to $2,501 million due to lower theatrical and stage play results, partially offset by an increase in TV/SVOD distribution results.
Items Excluded from Segment Operating Income Related to Studio Entertainment
The following table presents supplemental information for items related to the Studio Entertainment segment that are excluded from segment operating income:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Amortization of TFCF intangible assets and fair value step-up on film and television costs(1)	$(291)	$(206)	(41) %
Restructuring and impairment charges	(114)	(219)	48%
(1)In the current year, amortization of step-up on film and television costs was $184 million and amortization of intangible assets was $107 million. In the prior year, amortization of step-up on film and television costs was $179 million and amortization of intangible assets was $27 million.

Direct-to-Consumer & International
Operating results for the Direct-to-Consumer & International segment are as follows:

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Revenues
Subscription fees	$7,645	$2,115	>100%
Affiliate fees	3,673	2,768	33%
Advertising	4,477	3,542	26%
TV/SVOD distribution and other	1,172	961	22%
Total revenues	16,967	9,386	81%
Operating expenses	(15,072)	(8,540)	(76) %
Selling, general, administrative and other	(4,201)	(2,116)	(99) %
Depreciation and amortization	(460)	(325)	(42) %
Equity in the loss of investees	(40)	(240)	83%
Operating Loss	$(2,806)	$(1,835)	(53) %
Revenues
The increase in subscription fees was due to the launch of Disney+ starting in November 2019, the consolidation of Hulu, subscriber growth at Hulu, and to a lesser extent, increased subscribers at ESPN+.
The increase in affiliate fees was due to an increase of 44% from the consolidation of TFCF, partially offset by decreases of 9% from fewer subscribers driven by the expiration of certain carriage agreements and channel closures, both primarily in Europe, and 3% from an unfavorable foreign exchange impact.
The increase in advertising revenues was due to an increase of 30% from higher addressable advertising sales, partially offset by a decrease of 4% from our International Channels. Higher addressable advertising sales were due to the consolidation of Hulu and, to a lesser extent, TFCF and higher impressions, partially offset by lower rates. The increase in impressions was due to growth at Hulu, partially offset by the timing of cricket programming and the impact of lower impressions at our other digital platforms. The decrease in rates was primarily due to lower rates at Hulu. The decrease in advertising revenues at our International Channels was driven by lower impressions, partially offset by the consolidation of TFCF. The decrease in impressions reflected the impact of COVID-19, including a shift in the timing of Indian Premier League (IPL) cricket matches to fiscal 2021, and the comparison to the prior-year broadcast of International Cricket Council World Cup (ICC WC) matches. The ICC WC is held every four years.
Growth in TV/SVOD distribution and other revenue was due to higher Ultimate Fighting Championship (UFC) pay-per-view fees, the consolidation of TFCF and, to a lesser extent, Hulu and Disney+ Premier Access revenues from Mulan. These increases were partially offset by the comparison to the sub-licensing of ICC WC rights to third-party broadcasters in the prior year and lower revenue from streaming technology services.
The following table presents the number of paid subscribers(1) (in millions) for Disney+, ESPN+ and Hulu as of:

			% Change
	October 3, 2020	September 28, 2019	Better (Worse)
Disney+(3)	73.7	—	nm
ESPN+	10.3	3.5	>100%
Hulu
SVOD Only	32.5	25.6	27%
Live TV + SVOD	4.1	2.9	41%
Total Hulu	36.6	28.5	28%

The following table presents the average monthly revenue per paid subscriber(2) for the fiscal year ended:

			% Change
	October 3, 2020	September 28, 2019	Better (Worse)
Disney+(3) (4)	$4.80	$—	nm
ESPN+(5)	$4.35	$5.12	(15) %
Hulu(6)
SVOD Only	$12.24	$13.09	(6) %
Live TV + SVOD	$67.24	$55.98	20%
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
(2)Revenue per paid subscriber is calculated based upon the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber for the fiscal year ended October 3, 2020 is calculated using a daily average of paid subscribers for the period beginning at launch and ending on the last day of the period. The average revenue per subscriber is net of discounts provided to both wholesale and bundled subscribers, annual subscriptions and other limited term promotional offers. The bundled discount is allocated to each service based on the relative retail price of each service on a standalone basis. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third party platforms like Apple.
(3)Disney+ Hotstar launched on April 3, 2020 in India (as a conversion of the preexisting Hotstar service) and on September 5, 2020 in Indonesia, and is included in the number of paid subscribers and average monthly revenue per paid subscriber. The average monthly revenue per paid subscriber for Disney+ Hotstar in India and Indonesia is significantly lower than the average monthly revenue per paid subscriber in North America and Europe.
(4)Excludes Disney+ Premier Access revenue.
(5)Excludes Pay-Per-View revenue.
(6)Hulu’s average monthly revenue per paid subscriber for the period September 30, 2018 to March 19, 2019 is not reflected in the Company’s prior-year revenues, but is included in the average monthly revenue per paid subscriber reported in the table. Includes advertising revenue (including amounts generated during free trial subscription periods).
The average monthly revenue per paid subscriber for ESPN+ decreased from $5.12 to $4.35 due to the introduction of a bundled subscription package offering of Disney+, ESPN+ and Hulu beginning in November 2019 and lower per-subscriber advertising revenue, partially offset by an increase in retail pricing in August 2020. The bundled offering has a lower retail price than the aggregate standalone retail prices of the individual services.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $13.09 to $12.24 driven by a decrease in retail pricing, lower per-subscriber advertising revenue and the introduction of the bundled offering, partially offset by a lower mix of promotional and wholesale subscribers. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $55.98 to $67.24 due to an increase in retail pricing in December 2019 and higher per-subscriber Live TV advertising and premium add-on revenue, partially offset by the introduction of the bundled offering.
Costs and Expenses
Operating expenses include a $5,381 million increase in programming and production costs, from $6,925 million to $12,306 million, and a $1,151 million increase in other operating expenses, from $1,615 million to $2,766 million. Programming and production costs include the costs of content provided by other segments. The increase in programming and production costs was due to the consolidation of Hulu and TFCF, the launch of Disney+ and higher costs at Hulu, partially offset by lower costs for sports programming. The increase in costs at Hulu was driven by higher subscriber-based fees for programming on the Live TV service. Lower costs for sports programming were primarily due to the comparison to the ICC WC in the prior year and the shift in the timing of IPL, partially offset by higher costs for UFC programming rights. Other operating expenses, which include technical support and distribution costs, increased due to the launch of Disney+ and the consolidation of Hulu and TFCF.

Selling, general, administrative and other costs increased $2,085 million, from $2,116 million to $4,201 million, due to the launch of Disney+ and the consolidation of Hulu and TFCF.
Depreciation and amortization increased $135 million, from $325 million to $460 million, due to the consolidation of Hulu and TFCF and the launch of Disney+.
Equity in the Loss of Investees
Loss from equity investees in the prior year of $240 million improved by $200 million to a loss of $40 million, due to the consolidation of Hulu. In the current year, Hulu’s results are reported in revenues and expenses. In the prior year, prior to March 20, 2019, the Company recognized its ownership share of Hulu’s results in equity in the loss of investees.
Segment Operating Loss
Segment operating loss increased from $1,835 million to $2,806 million, due to costs associated with the launch of Disney+, the consolidation of Hulu and a decrease at our International Channels. These decreases were partially offset by the consolidation of TFCF and improved results at ESPN+ and Hulu.
The following table presents supplemental revenue and operating income (loss) detail for the Direct-to-Consumer & International segment:

	Year Ended		% Change
(in millions)	October 3, 2020	September 28, 2019	Better (Worse)
Supplemental revenue detail
Direct-to-Consumer services	$10,444	$3,347	>100%
International Channels	5,413	4,727	15%
Other(1)	1,110	1,312	(15) %
	$16,967	$9,386	81%
Supplemental operating income (loss) detail
Direct-to-Consumer services	(3,294)	(1,849)	(78) %
International Channels	872	649	34%
Other(1)	(344)	(395)	13%
Equity in the loss of investees	(40)	(240)	83%
	$(2,806)	$(1,835)	(53) %
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

	Year Ended		% Change Better (Worse)
(in millions)	October 3, 2020	September 28, 2019
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(1)	$(1,242)	$(701)	(77) %
Hulu Gain	—	4,822	(100) %
Restructuring and impairment charges(2)	(5,229)	(456)	>(100) %
Impairment of equity investments	—	(354)	100%
(1)In the current year, amortization of intangible assets was $1,196 million, amortization of intangible assets related to TFCF equity investees was $26 million and amortization of step-up on film and television costs was $20 million. In the prior year, amortization of intangible assets was $687 million and amortization of intangible assets related to TFCF equity investees was $15 million.
(2)The current year includes goodwill and intangible asset impairments at our International Channels business ($4,953 million).

Eliminations
Intersegment content transactions are as follows:

	Year Ended		% Change
(in millions)	October 3, 2020	September 28, 2019	Better (Worse)
Revenues
Studio Entertainment:
Content transactions with Media Networks	$(188)	$(106)	(77) %
Content transactions with Direct-to-Consumer & International	(2,108)	(272)	>(100) %
Media Networks:
Content transactions with Direct-to-Consumer & International	(3,814)	(1,580)	>(100) %
Total	$(6,110)	$(1,958)	>(100) %

Operating income
Studio Entertainment:
Content transactions with Media Networks	$3	$(19)	nm
Content transactions with Direct-to-Consumer & International	(158)	(80)	(98) %
Media Networks:
Content transactions with Direct-to-Consumer & International	(373)	(142)	>(100) %
Total	$(528)	$(241)	>(100) %
Revenues
The increase in revenue eliminations was due to sales of Media Networks content to Hulu and Disney+ and sales of Studio Entertainment content to Disney+. The increase in Media Networks sales to Hulu was due to higher sales of original titles, driven by Little Fires Everywhere and Mrs. America, and library titles. Higher Media Networks sales also included an increase in affiliate fees received from Hulu for networks in the Hulu Live TV + SVOD service. Media Networks sales to Disney+ were due to sales of library series, including The Simpsons and Disney Channel titles, and original series. Studio Entertainment content sold to Disney+ included original titles Noelle, Lady and the Tramp, and Artemis Fowl and theatrically released titles Frozen II, The Lion King, Toy Story 4 and Star Wars: The Rise of Skywalker.
Operating Income
The increase in the impact from eliminations was due to sales of Media Networks content to Hulu and Disney+ and sales of Studio Entertainment content to Disney+.
CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

(in millions)	2020	2019	% Change Better (Worse)
Corporate and unallocated shared expenses	$(817)	$(987)	17%
The decrease in corporate and unallocated shared expenses was due to lower costs related to TFCF and lower compensation costs, partially offset by the absence of a benefit from amortization of a deferred gain on a sale leaseback due to the adoption of new lease accounting guidance. The decrease in costs related to TFCF was due to lower acquisition and integration costs, partially offset by the consolidation of TFCF.
RESTRUCTURING ACTIVITIES
See Note 19 to the Consolidated Financial Statements for information regarding the Company’s restructuring activities in connection with the acquisition of TFCF and from a workforce reduction plan, primarily at the Parks, Experiences and Products segment.

LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

(in millions)	2020	2019
Cash provided by operations - continuing operations	$7,616	$5,984
Cash used in investing activities - continuing operations	(3,850)	(15,096)
Cash provided by (used in) financing activities - continuing operations	8,480	(464)
Cash provided by operations - discontinued operations	2	622
Cash provided by investing activities - discontinued operations	213	10,978
Cash used in financing activities - discontinued operations	—	(626)
Impact of exchange rates on cash, cash equivalents and restricted cash	38	(98)
Change in cash, cash equivalents and restricted cash	$12,499	$1,300
Operating Activities
Continuing operations
Cash provided by operating activities for fiscal 2020 increased 27% or $1.6 billion to $7.6 billion, due to lower tax payments, driven by the payment of approximately $7.6 billion of tax obligations that arose from the spin-off of Fox Corporation in connection with the TFCF acquisition and the sale of the RSNs acquired with TFCF in the prior year, and higher current year operating cash flow at Media Networks. These increases were partially offset by lower operating cash flow at Parks, Experiences and Products and Direct-to-Consumer & International. The increase at Media Networks was due to higher operating cash receipts driven by an increase in revenue. Lower operating cash flows at Parks, Experiences and Products were due to lower cash receipts driven by decreased revenues, partially offset by lower cash disbursements. Lower cash disbursements were due to lower operating expenses. The decrease at Direct-to-Consumer & International was due to higher film and television spending and an increase in operating cash disbursements due to higher operating expenses, partially offset by higher operating cash receipts driven by revenues from the consolidation of TFCF and Hulu and the launch of Disney+.
Depreciation expense is as follows:

(in millions)	2020	2019
Media Networks
Cable Networks	$120	$107
Broadcasting	83	84
Total Media Networks	203	191
Parks, Experiences and Products
Domestic	1,634	1,474
International	694	724
Total Parks, Experiences and Products	2,328	2,198
Studio Entertainment	87	74
Direct-to-Consumer & International	348	214
Corporate	174	167
Total depreciation expense	$3,140	$2,844
Amortization of intangible assets is as follows:

(in millions)	2020	2019
Media Networks	$4	$—
Parks, Experiences and Products	109	108
Studio Entertainment	59	61
Direct-to-Consumer & International	112	111
TFCF and Hulu	1,921	1,043
Total amortization of intangible assets	$2,205	$1,323

Produced and licensed content costs
The Company’s Studio Entertainment, Media Networks and Direct-to-Consumer & International segments incur costs to license and produce film and television programming. Film and television production costs include all internally produced content such as live-action and animated films, animated direct-to-video programming, television series, television specials, theatrical stage plays or other similar product. Programming costs include film or television product licensed for a specific period from third parties for airing on the Company’s broadcast and cable networks, television stations and DTC services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities. Accordingly, we analyze our programming assets net of the related liability.
The Company’s film and television production and programming activity for fiscal 2020 and 2019 are as follows:

(in millions)	2020	2019
Beginning balances:
Production and programming assets	$27,407	$9,202
Programming liabilities	(4,061)	(1,178)
	23,346	8,024
Spending:
Television program licenses and rights	12,077	10,517
Film and television production	8,104	7,104
	20,181	17,621
Amortization:
Television program licenses and rights	(11,241)	(10,608)
Film and television production	(9,337)	(6,471)
	(20,578)	(17,079)
Change in film and television production and programming costs	(397)	542
Film and television production costs from the TFCF acquisition and consolidation of Hulu, net of programming liabilities assumed	—	14,769
Other non-cash activity	145	11
Ending balances:
Production and programming assets	27,193	27,407
Programming liabilities	(4,099)	(4,061)
	$23,094	$23,346
Discontinued operations
Cash provided by operating activities for discontinued operations in fiscal 2019 reflected the operations of the RSNs.

Investing Activities
Continuing operations
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal 2020 and 2019 are as follows:

(in millions)	2020	2019
Media Networks
Cable Networks	$61	$93
Broadcasting	51	81
Parks, Experiences and Products
Domestic	2,145	3,294
International	759	852
Studio Entertainment	77	88
Direct-to-Consumer & International	594	258
Corporate	335	210
	$4,022	$4,876
Capital expenditures at Media Networks primarily reflect investments in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures for the Parks, Experiences and Products segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The decrease in capital expenditures at our domestic parks and resorts in fiscal 2020 compared to fiscal 2019 was primarily due to lower spend on Star Wars: Galaxy’s Edge at both the Walt Disney World and Disneyland resorts. Capital spending in fiscal 2020 also reflected the suspension of certain capital projects as a result of COVID-19.
Capital expenditures at Direct-to-Consumer & International primarily reflect investments in technology. The increase in fiscal 2020 compared to fiscal 2019 was due to spending on technology to support our streaming services.
Capital expenditures at Corporate primarily reflect investments in facilities, information technology infrastructure and equipment. The increase in fiscal 2020 compared to fiscal 2019 was due to higher spending on facilities.
The Company currently expects its fiscal 2021 capital expenditures will be approximately $0.6 billion higher than fiscal 2020 capital expenditures of $4.0 billion due to increased spending on facilities at Corporate and spending on technology at Direct-to-Consumer & International, partially offset by lower investments at our domestic parks and resorts, in part reflecting a reduction in spending in response to COVID-19.
Other Investing Activities
The fiscal 2019 spending of $9.9 billion on acquisitions reflects $35.7 billion of cash paid to acquire TFCF less $25.7 billion of cash acquired in the transaction (See Note 4 to the Consolidated Financial Statements). Cash provided by other investing activities of $172 million in fiscal 2020 reflects the proceeds from the sale of an investment while cash used in other investing activities of $319 million in fiscal 2019 reflects contributions of $347 million to Hulu prior to the consolidation of Hulu.
Discontinued operations
Cash provided by investing activities from discontinued operations in fiscal 2019 reflects the sale of the RSNs.
Financing Activities
Continuing operations
Cash provided by financing activities was $8.5 billion in fiscal 2020 compared to cash used in financing activities of $0.5 billion in fiscal 2019. Cash provided by financing activities in fiscal 2020 was due to borrowings, partially offset by dividend payments and settlement of acquisition related obligations. The increase in cash provided by financing activities in fiscal 2020 compared to fiscal 2019 was from higher cash proceeds from net borrowings ($11.2 billion in fiscal 2020 compared to $3.7 billion in fiscal 2019).

Discontinued operations
Cash used in financing activities by discontinued operations in fiscal 2019 was due to redemption of noncontrolling interests of the RSNs.
Borrowings activities and other
During the year ended October 3, 2020, the Company’s borrowing activity was as follows:

(in millions)	September 28, 2019	Borrowings	Payments	Other Activity	October 3, 2020
Commercial paper with original maturities less than three months(1)	$1,934	$—	$(1,961)	$27	$—
Commercial paper with original maturities greater than three months	3,408	11,500	(12,893)	8	2,023
U.S. dollar denominated notes(2)	39,424	16,968	(3,405)	(251)	52,736
Asia Theme Parks borrowings	1,114	175	(88)	102	1,303
Foreign currency denominated debt and other(3)	1,106	977	(40)	523	2,566
	$46,986	$29,620	$(18,387)	$409	$58,628
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
See Note 12 to the Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2020 and 2019. The Company did not repurchase any of its shares in fiscal 2020 or 2019.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control, including COVID-19, which has affected our segment operations in a number of ways, and as a result, had an adverse impact on the Company’s operating cash flows. We have taken a number of measures to mitigate the impact on the Company’s financial position. We have significantly increased the Company’s cash balances through the issuance of senior notes in March and May 2020. In addition, we entered into an additional $5.0 billion credit facility in April 2020, bringing the total capacity of our bank facilities to $17.25 billion. See Significant Developments for the impact COVID-19 had on our operations and mitigating measures.
Despite the impact of COVID-19, we believe that the Company’s financial condition remains strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects, although certain of these activities have been scaled back or suspended in light of COVID-19. In addition to measures the Company has already taken in response to COVID-19, there are a number of additional mitigating actions the Company may take in the future such as not declaring dividends (which the Board of Directors did not declare with respect to fiscal 2020 operations); reducing, or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising additional financing; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of October 3, 2020, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A- and A-2, respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2, respectively. In addition, Fitch has placed the Company’s long-term debt rating on Negative Outlook. On November 18, 2020, Standard and Poor’s lowered the Company’s long-term rating to BBB+ and placed the Company’s long-term ratings on Negative Outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 3, 2020, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

The duration of business closures and other impacts related to COVID-19, and the corresponding duration of the impacts to our operating cash flows, are subject to substantial uncertainty. These impacts to our operating cash flows may require us to rely more heavily on external funding sources, such as debt and other types of financing.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
On March 20, 2019, as part of the acquisition of TFCF, The Walt Disney Company (“TWDC”) became the ultimate parent of TWDC Enterprises 18 Corp. (formerly known as The Walt Disney Company) (“Legacy Disney”). Legacy Disney and TWDC are collectively referred to as “Obligor Group”, and individually, as a “Guarantor”. Concurrent with the close of the TFCF acquisition, $16.8 billion of TFCF’s assumed public debt (which then constituted 96% of such debt) was exchanged for senior notes of TWDC (the “exchange notes”) issued pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to an Indenture, dated as of March 20, 2019, between TWDC, Legacy Disney, as guarantor, and Citibank, N.A., as trustee (the “TWDC Indenture”) and guaranteed by Legacy Disney. On November 26, 2019, $14.0 billion of the outstanding exchange notes were exchanged for new senior notes of TWDC registered under the Securities Act, issued pursuant to the TWDC Indenture and guaranteed by Legacy Disney. In addition, contemporaneously with the closing of the March 20, 2019 exchange offer, TWDC entered into a guarantee of the registered debt securities issued by Legacy Disney under the Indenture dated as of September 24, 2001 between Legacy Disney and Wells Fargo Bank, National Association, as trustee (the “2001 Trustee”) (as amended by the first supplemental indenture among Legacy Disney, as issuer, TWDC, as guarantor, and the 2001 Trustee, as trustee).
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at October 3, 2020 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$38,646	$41,077	$12,541	$12,751
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

Results of operations (in millions)	Fiscal Year Ended October 3, 2020
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(1,158)
Net income (loss)	(1,158)
Net income (loss) attributable to TWDC shareholders	(1,158)

Balance Sheet (in millions)	October 3, 2020	September 28, 2019
Current assets	$12,899	$1,145
Noncurrent assets	2,076	1,398
Current liabilities	6,155	9,405
Noncurrent liabilities (excluding intercompany to non-Guarantors)	57,809	41,728
Intercompany payables to non-Guarantors	146,748	143,574

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
The following table summarizes our significant contractual obligations and commitments on an undiscounted basis at October 3, 2020 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings based on their contractual maturities. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table:

	Payments Due by Period
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Borrowings (Note 9)(1)	$87,273	$7,718	$8,743	$10,064	$60,748
Operating lease commitments (Note 16)	4,211	840	1,129	677	1,565
Finance lease obligations (Note 16)	720	56	107	75	482
Sports programming commitments (Note 15)	40,578	9,492	12,649	9,271	9,166
Broadcast programming commitments (Note 15)	5,800	2,551	2,013	759	477
Total programming commitments	46,378	12,043	14,662	10,030	9,643
Other(2)	12,390	3,051	3,279	2,323	3,737
Total contractual obligations(3)	$150,972	$23,708	$27,920	$23,169	$76,175
(1)Excludes market value adjustments, which increased borrowings by $509 million. Includes interest payments based on contractual terms for fixed rate debt and on current interest rates for variable rate debt. In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.0 billion.
(2)Primarily contracts for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.
(3)Contractual commitments include the following:

Liabilities recorded on the balance sheet	$65,524
Commitments not recorded on the balance sheet	85,448
$150,972
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
Produced and Acquired/Licensed Content Costs
At the beginning of fiscal 2020, the Company adopted on a prospective basis, new Financial Accounting Standards Board (FASB) guidance that updates the accounting for film and television content costs. Under that new guidance, we amortize and test for impairment capitalized film and television production costs based on whether the content is predominantly monetized individually or as a group. See Note 8 to the Consolidated Financial Statements for further discussion.
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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. Refer to Note 2 to the Consolidated Financial Statements for our revenue recognition policies.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement medical expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We reduced our discount rate to 2.82% at the end of fiscal 2020 from 3.22% at the end of fiscal 2019 to reflect market interest rate conditions at our fiscal 2020 year-end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2021 by approximately $351 million and would increase the projected benefit obligation at October 3, 2020 by approximately $4.0 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $303 million and $3.4 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.00%. A lower expected rate of return on plan assets will increase pension and postretirement medical expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2021 annual expense by approximately $164 million.
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis.
Goodwill is allocated to various reporting units, which are an operating segment or one level below the operating segment. To test goodwill for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. If it is, a quantitative assessment is required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test.
The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows of the reporting unit.
The quantitative assessment compares the fair value of each goodwill reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
In fiscal 2020, the Company performed a qualitative assessment of goodwill for impairment.
The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities to reporting units including goodwill, and the determination of fair value of the reporting units. To determine the fair value of our reporting units, we apply what we believe to be the most appropriate valuation methodology for each of our reporting units. We generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The projected cash flows of our reporting units reflect intersegment revenues and expenses for the sale and use of intellectual property. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses as well as the discount rates used to calculate the present value of future cash flows. In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual.
To test its other indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of each of its indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test.
The qualitative assessment requires consideration of recent market transactions, macroeconomic conditions, and changes in projected future cash flows.
The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate.
The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of the estimated undiscounted future cash flows expected to be generated over the useful life of an asset group to the carrying amount of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment is measured as the difference between the fair value of the asset group and the carrying amount of the asset group. For assets held for sale, to the extent the carrying amount is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, estimates of future cash flows and the discount rate used to determine fair values.

The Company has investments in equity securities. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherit in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.
The Company recorded non-cash impairment charges of $5.2 billion and $0.6 billion in fiscal 2020 and 2019, respectively.
The fiscal 2020 impairment charges primarily related to impairments of MVPD agreement intangibles assets ($1.9 billion) and goodwill ($3.1 billion) at the International Channels’ business as discussed below under “Impacts of COVID-19 on Accounting Policies and Estimates.”
The fiscal 2019 charges primarily related to impairments of investments accounted for under the equity method of accounting recorded in “Equity in the income (loss) of investees” in the Consolidated Statements of Operations.
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
Produced and Acquired/Licensed Content Costs
Certain of our completed or in progress film and television productions have had their initial release dates delayed or canceled. The duration of the delay, market conditions when we release the content, or a change in our release strategy (e.g. bypassing certain distribution windows) could have an impact on Ultimate Revenues, which may accelerate amortization or result in an impairment of capitalized film and television production costs.
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

Revenue Recognition
Certain of our affiliate contracts contain commitments with respect to the content to be aired on our television networks (e.g. live sports or original content). If there are delays or cancellations of live sporting events or disruptions to film and television content production activities, we may need to assess the impact on our contractual obligations and adjust the revenue that we recognize related to these contracts.
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
Given the ongoing impacts of COVID-19 across our businesses, the projected cash flows that we use to assess the fair value of our businesses and assets for purposes of impairment testing are subject to greater uncertainty than normal. If in the future we reduce our estimate of cash flow projections, we may need to impair some of these assets.
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
In the third quarter of fiscal 2020, we assessed the International Channels’ long-lived assets and goodwill for impairment and recorded impairments of $1.9 billion primarily related to MVPD agreement intangible assets and $3.1 billion related to goodwill.
See Note 19 to the Consolidated Financial Statements for discussion of the impairment tests performed in the third quarter of fiscal 2020.
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
VAR on a combined basis increased to $323 million at October 3, 2020 from $322 million at September 28, 2019.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal 2020	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2020 VAR	$304	$29	$81	$1	$323
Average VAR	439	37	32	3	448
Highest VAR	718	57	81	5	742
Lowest VAR	221	19	1	1	223
Year end fiscal 2019 VAR	317	28	1	2	322
The VAR for Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of October 3, 2020 and accordingly has been excluded from the above table.
ITEM 8. Financial Statements and Supplementary Data
See Index to Financial Statements and Supplemental Data on page 70.
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
Based on their evaluation as of October 3, 2020, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 71 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2021 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Tables” in the 2021 Proxy Statement (other than the “Compensation Committee Report,” which is deemed furnished herein by reference) is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2021 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2021 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2021 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(1)Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 70.

(2)Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
1.1	Underwriting Agreement, dated March 19, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein	Exhibit 1.1 to the Current Report on Form 8-K of the Company filed March 23, 2020
1.2	Underwriting Agreement, dated March 26, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Merrill Lynch Canada Inc., HSBC Securities (Canada) Inc. and RBC Dominion Securities Inc.	Exhibit 1.1 to the Current Report on Form 8-K of the company filed March 30, 2020
1.3	Underwriting Agreement, dated May 11, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and BNP Paribas Securities Corp., Credit
	Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein.	Exhibit 1.1 to the Current Report on form 8-K of the Company filed May 13, 2020
2.1	Amended and Restated Agreement and Plan of Merger, dated as of June 20, 2018, among Twenty-First Century Fox, Inc., The Walt Disney Company, TWDC Holdco 613 Corp., WDC Merger Enterprises I, Inc., and WDC Merger Enterprises II, Inc.*	Exhibit 2.1 to the Current Report on Form 8-K of Legacy Disney filed June 21, 2018
2.2	Equity Purchase Agreement, dated as of May 3, 2019, among The Walt Disney Company, Fox Cable Networks, LLC and Diamond Sports Group, LLC*	Exhibit 2.1 to the Current Report on Form 8-K of the Company filed May 3, 2019
3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.3 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
4.1	Senior Debt Securities Indenture, dated as of September 24, 2001, between TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed September 24, 2001
4.2	First Supplemental Indenture, dated as of March 20, 2019, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
4.3	Indenture, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, and TWDC Enterprises 18 Corp., as guarantor, and Citibank, N.A., as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019

	Exhibit	Location
4.4	Registration Rights Agreement, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, TWDC Enterprises 18 Corp., as guarantor, and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, BNP Paribas Securities Corp., HSBC Securities (USA) Inc. and RBC Capital Markets, LLC, as dealer managers	Exhibit 4.5 to the Current Report on Form 8-K of the Company filed March 20, 2019
4.5	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
4.6	Description of Registrant’s Securities	Exhibit 4.6 to the Form 10-K of the Company for the fiscal year ended September 28, 2019
10.1	Amended and Restated Voting Agreement, dated as of June 20, 2018, among The Walt Disney Company, Murdoch Family Trust, and Cruden Financial Services LLC	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed June 21, 2018
10.2	Employment Agreement dated as of February 24, 2020 between the Company and Robert Chapek †	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.3	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Form 10-K of Legacy Disney for the fiscal year ended October 1, 2011
10.4	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed July 1, 2013
10.5	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 3, 2014
10.6	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 23, 2017
10.7	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 14, 2017
10.8	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated November 30, 2018 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.9	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated March 4, 2019 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 4, 2019
10.10	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011 and as previously amended, between the Company and Robert A. Iger, dated February 24, 2020 †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.11	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 2, 2013
10.12	Amendment dated February 4, 2015 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed February 5, 2015
10.13	Amendment dated August 15, 2017 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.14	Amendment dated December 3, 2018 to the Employment Agreement, dated as of September 27, 2013, as amended, between the Company and Alan N. Braverman †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 4, 2018

	Exhibit	Location
10.15	Amendment dated October 8, 2019 to the Employment Agreement, dated as of September 27, 2013, as amended, between the Company and Alan N. Braverman †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 11, 2019
10.16	Employment Agreement dated August 15, 2017 and effective between the Company and Jayne Parker †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.17	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed June 30, 2015
10.18	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.4 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.19	Employment Agreement, dated as of September 27, 2018 between the Company and Zenia Mucha †	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.20	Voluntary Non-Qualified Deferred Compensation Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 23, 2014
10.21	Description of Directors Compensation	Exhibit 10.2 to the Form 10-Q of Legacy Disney for the quarter ended June 30, 2018
10.22	Form of Indemnification Agreement for certain officers and directors †	Annex C to the Proxy Statement for the 1987 annual meeting of DEI
10.23	Form of Assignment and Assumption of Indemnification Agreement for certain officers and directors †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 29, 2019
10.24	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.25	Amended and Restated 2002 Executive Performance Plan †	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.26	Management Incentive Bonus Program †
The portions of the tables labeled “Performance based Bonus” in the sections of the Proxy Statement for the 2020 annual meeting titled “Fiscal 2019 Total Direct Compensation” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.27	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of Legacy Disney
10.28	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 1, 2006
10.29	Amended and Restated 2011 Stock Incentive Plan †	Annex B to Proxy Statement of registrant filed January 17, 2020
10.30	Disney Key Employees Retirement Savings Plan †	Exhibit 10.1 to the Form 10-Q of Legacy Disney for the quarter ended July 2, 2011
10.31	Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.32	Group Personal Excess Liability Insurance Plan †	Exhibit 10(x) to the Form 10-K of Legacy Disney for the fiscal year ended September 30, 1997
10.33	Amended and Restated Severance Pay Plan †	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended December 27, 2008
10.34	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.8 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.35	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.9 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018

	Exhibit	Location
10.36	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement) †	Exhibit 10.11 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.37	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests) †	Exhibit 10.10 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.38	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.12 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.39	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test/Section 162(m) Vesting Requirements) for Robert A. Iger dated as of December 13, 2017 †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended December 30, 2017
10.40	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test) as Amended and Restated November 30, 2018 by and between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.41	Performance-Based Stock Unit Award (Section 162(m) Vesting Requirement) for Robert A. Iger dated as of December 13, 2017 †	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended December 30, 2017
10.42	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 28, 2019
10.43	Disney Savings and Investment Plan as Amended and Restated Effective January 1, 2015 †	Exhibit 10.30 to the Form 10-K of Legacy Disney for the fiscal year ended September 30, 2017
10.44	First Amendment dated December 19, 2016 to the Disney Savings and Investment Plan as amended and restated effective January 1, 2015 †	Exhibit 10.31 to the Form 10-K of Legacy Disney for the fiscal year ended September 30, 2017
10.45	Second Amendment dated December 3, 2012 to the Disney Savings and Investment Plan †	Exhibit 10.2 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2012
10.46	Third Amendment dated December 18, 2014 to the Disney Savings and Investment Plan †	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.47	Fourth Amendment dated April 30, 2015 to the Disney Savings and Investment Plan †	Exhibit 10.5 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.48	Disney Hourly Savings and Investment Plan Amended and Restated Effective January 1, 2015 †	Exhibit 4.8 to the Form S-8 Registration Statement of the Company filed March 20, 2019
10.49	First Amendment to the Disney Hourly Savings and Investment Plan as Amended and Restated Effective January 1, 2015 †	Exhibit 4.9 to the Form S-8 Registration Statement of the Company filed March 20, 2019
10.50	Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan †	Exhibit 10.1 to the Form 8-K of TFCF filed October 18, 2013
10.51	Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed March 9, 2018
10.52	First Amendment dated as of December 19, 2018 to the Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 26, 2018
10.53	Five-Year Credit Agreement dated as of March 6, 2020	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 11, 2020
10.54	364-Day Credit Agreement dated as of March 6, 2020	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 11, 2020
10.55	364-Day Credit Agreement, dated as of April 10, 2020, among The Walt Disney Company, as borrower, TWDC Enterprises 18 Corp., as guarantor, the lenders party thereto, and Citibank, N.A., as designated agent	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed April 13, 2020

	Exhibit	Location
21	Subsidiaries of the Company	Filed herewith
22	List of Guarantor Subsidiaries	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
99	Waiver of Rights to Extension Bonus, dated as of December 20, 2019, by Robert A. Iger †	Exhibit 99 to the Form 10-Q of the Company for the quarter ended December 28, 2019
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 3, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.
†	Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 25, 2020	By:	/s/ ROBERT A. Chapek
(Robert A. Chapek,
Chief Executive Officer and Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. CHAPEK	Chief Executive Officer and Director	November 25, 2020
(Robert A. Chapek)

Principal Financial and Accounting Officers
/s/ CHRISTINE M. MCCARTHY	Senior Executive Vice President and Chief Financial Officer	November 25, 2020
(Christine M. McCarthy)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 25, 2020
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 25, 2020
(Susan E. Arnold)

/s/ MARY T. BARRA	Director	November 25, 2020
(Mary T. Barra)

/s/ SAFRA A. CATZ	Director	November 25, 2020
(Safra A. Catz)

/s/ FRANCIS A. DESOUZA	Director	November 25, 2020
(Francis A. deSouza)

/s/ MICHAEL FROMAN	Director	November 25, 2020
(Michael Froman)

/s/ ROBERT A. IGER	Executive Chairman, Chairman of the Board and Director	November 25, 2020
(Robert A. Iger)

/s/ MARIA ELENA LAGOMASINO	Director	November 25, 2020
(Maria Elena Lagomasino)

/s/ MARK G. PARKER	Director	November 25, 2020
(Mark G. Parker)

/s/ DERICA W. RICE	Director	November 25, 2020
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 3, 2020.
The effectiveness of our internal control over financial reporting as of October 3, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Walt Disney Company and its subsidiaries (the “Company”) as of October 3, 2020 and September 28, 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended October 3, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 3, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill – Interim Impairment Assessment for International Channels Reporting Unit
As described in Notes 2, 4 and 19 to the consolidated financial statements, the Company’s consolidated goodwill balance was $77.7 billion as of October 3, 2020. Management tests goodwill for impairment on an annual basis, and if current events or circumstances require, on an interim basis. In the third quarter of fiscal 2020, management performed an impairment test of the International Channels’ goodwill. The carrying value of the International Channels exceeded the fair value and management recorded a non-cash impairment charge of $3.1 billion to fully impair the International Channels reporting unit goodwill. The fair value was determined using a discounted cash flow analysis. The determination of fair value required management to make assumptions and estimates about how market participants would value the International Channels. The more sensitive inputs used in the discounted cash flow analysis include future revenue growth and projected margins as well as the discount rates used to calculate the present value of future cash flows.
The principal considerations for our determination that performing procedures relating to the goodwill interim impairment assessment of the International Channels reporting unit is a critical audit matter are the significant judgment required of management when determining the fair value of the International Channels reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions related to future revenue growth, projected margins, and the discount rates used in the fair value measurement of the International Channels reporting unit. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill interim impairment assessment, including controls over the valuation of the International Channels reporting unit. These procedures also included, among others, testing management’s process for determining the fair value estimates, which included (i) evaluating the appropriateness of the discounted cash flow model; (ii) testing the completeness and accuracy of underlying data used in the model; and (iii) evaluating the significant assumptions used by management related to the future revenue growth, projected margins and discount rates. Evaluating management’s assumptions related to future revenue growth and projected margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rates.
Amortization of Produced Content Cost – Predominantly Monetized as a Group
As described in Note 8 to the consolidated financial statements, the Company produces content for its Direct-to-Consumer (“DTC”) streaming services and linear television networks. The Company generally classifies the content that is initially intended for use on their DTC services or on their linear television networks as group assets. Production costs predominantly monetized as a group are amortized based on projected usage (which may be, for example, derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern. For the year ended October 3, 2020, the Company recognized $5.0 billion of amortization expense related to produced content cost predominantly monetized as a group, which is primarily included in “Cost of services” in the Consolidated Statements of Operations.
The principal considerations for our determination that performing procedures relating to amortization of produced content costs predominantly monetized as a group is a critical audit matter are the high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s estimate of projected usage used in the amortization calculation.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization of produced content costs predominantly monetized as a group including controls over the estimation of projected usage. These procedures also included, among others, evaluating the content amortization method and testing the completeness and accuracy of the historical viewership data used to calculate the estimate of projected usage.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 25, 2020
We have served as the Company’s auditor since 1938.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	2020	2019	2018
Revenues:
Services	$59,265	$60,579	$50,869
Products	6,123	9,028	8,565
Total revenues	65,388	69,607	59,434
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(39,406)	(36,493)	(27,528)
Cost of products (exclusive of depreciation and amortization)	(4,474)	(5,568)	(5,198)
Selling, general, administrative and other	(12,369)	(11,549)	(8,860)
Depreciation and amortization	(5,345)	(4,167)	(3,011)
Total costs and expenses	(61,594)	(57,777)	(44,597)
Restructuring and impairment charges	(5,735)	(1,183)	(33)
Other income, net	1,038	4,357	601
Interest expense, net	(1,491)	(978)	(574)
Equity in the income (loss) of investees	651	(103)	(102)
Income (loss) from continuing operations before income taxes	(1,743)	13,923	14,729
Income taxes on continuing operations	(699)	(3,026)	(1,663)
Net income (loss) from continuing operations	(2,442)	10,897	13,066
Income (loss) from discontinued operations, net of income tax benefit (expense) of $10, ($39) and $0, respectively	(32)	687	—
Net income (loss)	(2,474)	11,584	13,066
Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(390)	(472)	(468)
Net income from discontinued operations attributable to noncontrolling interests	—	(58)	—
Net income (loss) attributable to The Walt Disney Company (Disney)	$(2,864)	$11,054	$12,598

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$(1.57)	$6.26	$8.36
Discontinued operations	(0.02)	0.38	—
	$(1.58)	$6.64	$8.36

Basic
Continuing operations	$(1.57)	$6.30	$8.40
Discontinued operations	(0.02)	0.38	—
	$(1.58)	$6.68	$8.40

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,808	1,666	1,507
Basic	1,808	1,656	1,499

(1)Total may not equal the sum of the column due to rounding.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2020	2019	2018
Net income (loss)	$(2,474)	$11,584	$13,066
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	(251)	(37)	214
Pension and postretirement medical plan adjustments	(1,476)	(2,446)	434
Foreign currency translation and other	115	(396)	(289)
Other comprehensive income (loss)	(1,612)	(2,879)	359
Comprehensive income (loss)	(4,086)	8,705	13,425
Net income from continuing operations attributable to noncontrolling interests	(390)	(530)	(468)
Other comprehensive income (loss) attributable to noncontrolling interests	(93)	65	72
Comprehensive income (loss) attributable to Disney	$(4,569)	$8,240	$13,029
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	October 3, 2020	September 28, 2019
ASSETS
Current assets
Cash and cash equivalents	$17,914	$5,418
Receivables	12,708	15,481
Inventories	1,583	1,649
Licensed content costs and advances	2,171	4,597
Other current assets	875	979
Total current assets	35,251	28,124
Produced and licensed content costs	25,022	22,810
Investments	3,903	3,224
Parks, resorts and other property
Attractions, buildings and equipment	62,111	58,589
Accumulated depreciation	(35,517)	(32,415)
	26,594	26,174
Projects in progress	4,449	4,264
Land	1,035	1,165
	32,078	31,603
Intangible assets, net	19,173	23,215
Goodwill	77,689	80,293
Other assets	8,433	4,715
Total assets	$201,549	$193,984

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$16,801	$17,762
Current portion of borrowings	5,711	8,857
Deferred revenue and other	4,116	4,722
Total current liabilities	26,628	31,341
Borrowings	52,917	38,129
Deferred income taxes	7,288	7,902
Other long-term liabilities	17,204	13,760
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	9,249	8,963
Equity
Preferred stock	—	—
Common stock, $.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	54,497	53,907
Retained earnings	38,315	42,494
Accumulated other comprehensive loss	(8,322)	(6,617)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	83,583	88,877
Noncontrolling interests	4,680	5,012
Total equity	88,263	93,889
Total liabilities and equity	$201,549	$193,984
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(2,442)	$10,897	$13,066
Depreciation and amortization	5,345	4,167	3,011
Goodwill and intangible asset impairments	4,953	—	—
Net gain on investments, acquisitions and dispositions	(920)	(4,733)	(560)
Deferred income taxes	(392)	117	(1,573)
Equity in the (income) loss of investees	(651)	103	102
Cash distributions received from equity investees	774	754	775
Net change in produced and licensed content costs and advances	397	(542)	(523)
Net change in operating lease right of use assets / liabilities	31	—	—
Equity-based compensation	525	711	393
Other	641	154	441
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	1,943	55	(720)
Inventories	14	(223)	(17)
Other assets	(157)	932	(927)
Accounts payable and other liabilities	(2,293)	191	235
Income taxes	(152)	(6,599)	592
Cash provided by operations - continuing operations	7,616	5,984	14,295

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,022)	(4,876)	(4,465)
Acquisitions	—	(9,901)	(1,581)
Other	172	(319)	710
Cash used in investing activities - continuing operations	(3,850)	(15,096)	(5,336)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	(3,354)	4,318	(1,768)
Borrowings	18,120	38,240	1,056
Reduction of borrowings	(3,533)	(38,881)	(1,871)
Dividends	(1,587)	(2,895)	(2,515)
Repurchases of common stock	—	—	(3,577)
Proceeds from exercise of stock options	305	318	210
Contributions from / sales of noncontrolling interests	94	737	399
Acquisition of noncontrolling and redeemable noncontrolling interests	—	(1,430)	—
Other	(1,565)	(871)	(777)
Cash provided by (used in) financing activities - continuing operations	8,480	(464)	(8,843)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	2	622	—
Cash provided by investing activities - discontinued operations	213	10,978	—
Cash used in financing activities - discontinued operations	—	(626)	—
Cash provided by discontinued operations	215	10,974	—

Impact of exchange rates on cash, cash equivalents and restricted cash	38	(98)	(25)

Change in cash, cash equivalents and restricted cash	12,499	1,300	91
Cash, cash equivalents and restricted cash, beginning of year	5,455	4,155	4,064
Cash, cash equivalents and restricted cash, end of year	$17,954	$5,455	$4,155

Supplemental disclosure of cash flow information:
Interest paid	$1,559	$1,142	$631
Income taxes paid	$738	$9,259	$2,503
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at September 30, 2017	1,517	$36,248	$72,606	$(3,528)	$(64,011)	$41,315	$3,689	$45,004
Comprehensive income	—	—	12,598	431	—	13,029	425	13,454
Equity compensation activity	6	518	—	—	—	518	—	518
Common stock repurchases	(35)	—	—	—	(3,577)	(3,577)	—	(3,577)
Dividends	—	14	(2,529)	—	—	(2,515)	—	(2,515)
Contributions	—	—	—	—	—	—	488	488
Distributions and other	—	(1)	4	—	—	3	(543)	(540)
Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	11,054	(2,814)	—	8,240	371	8,611
Equity compensation activity	7	912	—	—	—	912	—	912
Dividends	—	18	(2,913)	—	—	(2,895)	—	(2,895)
Contributions	—	—	—	—	—	—	737	737
Acquisition of TFCF	307	33,774	—	—	—	33,774	10,408	44,182
Adoption of new accounting guidance:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	192	—	—	192	—	192
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)	—	7	—	7
Retirement of treasury stock	—	(17,563)	(49,118)	—	66,681	—	—	—
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(7,770)	(7,770)
Redemption of noncontrolling interest	—	—	—	—	—	—	(1,430)	(1,430)
Sales of the RSNs	—	—	—	—	—	—	(744)	(744)
Distributions and other	—	(13)	3	—	—	(10)	(619)	(629)
Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income (loss)	—	—	(2,864)	(1,705)	—	(4,569)	198	(4,371)
Equity compensation activity	8	590	—	—	—	590	—	590
Dividends	—	9	(1,596)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	94	94
Adoption of new lease accounting guidance	—	—	197	—	—	197	—	197
Distributions and other	—	(9)	84	—	—	75	(624)	(549)
Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
(1)Excludes redeemable noncontrolling interest
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except where noted and per share amounts)
1Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the following business segments: Media Networks; Parks, Experiences and Products; Studio Entertainment; and Direct-to-Consumer & International (DTCI). In October 2020, the Company announced a strategic reorganization of our media and entertainment businesses to accelerate the growth of our direct-to-consumer (DTC) strategy. The operations of the Media Networks, Studio Entertainment and DTCI segments were reorganized into four groups: three content groups (Studios, General Entertainment and Sports), which are focused on developing and producing content that will be used across all of our traditional and DTC platforms and a distribution group, which is focused on distribution and commercialization activities across these platforms and which has full accountability for media and entertainment operating results globally.
The terms “Company”, “we”, “our” and “us” are used in this report to refer collectively to the parent company and the subsidiaries through which various businesses are conducted. The term “TWDC” is used to refer to the parent company.
Impact of COVID-19
During fiscal 2020 and continuing into fiscal 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted our segments in a number of ways, most significantly at Parks, Experiences and Products where our theme parks were closed or operating at significantly reduced capacity for a significant portion of the year, cruise ship sailings and guided tours were suspended since late in the second quarter and retail stores were closed for a significant portion of the year. We also had an adverse impact on our merchandise licensing business. Our Studio Entertainment segment has delayed, or in some cases, shortened or cancelled, theatrical releases, and stage play performances have been suspended since late in the second quarter. We also had adverse impacts on advertising sales at Media Networks and Direct-to-Consumer & International. Since March 2020, we have experienced significant disruptions in the production and availability of content, including the shift of key live sports programming from our third quarter to the fourth quarter and into fiscal 2021 as well as the suspension of production of most film and television content since late in the second quarter, although some film and television production resumed in the fourth quarter.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. As some of our businesses have reopened, we have incurred additional costs to address government regulations and the safety of our employees, talent and guests.
In fiscal 2020, the Company recorded goodwill and intangible asset impairments totaling $5.0 billion, in part due to the negative impact COVID-19 has had on the International Channels business (see Note 19).
Acquisition of TFCF
On March 20, 2019, the Company acquired Twenty-First Century Fox, Inc., a diversified global media and entertainment company, which was subsequently renamed TFCF Corporation (TFCF). Prior to the acquisition, TFCF and a newly-formed subsidiary of TFCF (New Fox) entered into a separation agreement, pursuant to which TFCF transferred to New Fox a portfolio of TFCF’s news, sports and broadcast businesses and certain other assets. TFCF retained all of the assets and liabilities not transferred to New Fox, the most significant of which were the Twentieth Century Fox film and television studios, certain cable networks (primarily FX and National Geographic), TFCF’s international television businesses (including Star) and TFCF’s 30% interest in Hulu LLC (Hulu). Under the terms of the agreement governing the acquisition, the Company will generally phase-out Fox brands by 2024, but has perpetual rights to certain Fox brands, including Twentieth Century Fox and Fox Searchlight, although these have been rebranded to Twentieth Century Studios and Searchlight Pictures, respectively.
As a result of the acquisition, the Company’s ownership in Hulu LLC (Hulu) increased from 30% to 60% (67% as of October 3, 2020 and September 28, 2019). The acquired TFCF operations and Hulu have been consolidated since the acquisition.
In order to obtain regulatory approval for the acquisition, the Company agreed to sell TFCF’s domestic regional sports networks (RSNs) (sold in August 2019 for approximately $11 billion) and sports media operations in Brazil and Mexico. In addition, the Company agreed to divest its interest in certain European cable channels that were controlled by A+E Television Networks (A+E) (sold in April 2019 for an amount that was not material). In the third quarter of fiscal 2020, the Company received regulatory approval to retain the sports media operation in Brazil. The RSNs and sports media operation in Mexico, along with certain other businesses to be divested, are presented as discontinued operations in the Consolidated Statements of Operations. At October 3, 2020 and September 28, 2019, the assets and liabilities of the businesses held for sale are not material and are included in other assets and other liabilities in the Consolidated Balance Sheets. The sports media operation in Brazil was previously presented as discontinued operations, with its assets and liabilities considered held for sale, but is now reported as continuing operations in the current and prior periods. The impact on the previously reported Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows was not material.
See Note 4 for additional information on these transactions.
DESCRIPTION OF THE BUSINESS
Media Networks
Significant operations:
•Disney, ESPN, Freeform, FX and National Geographic branded domestic cable networks
•ABC branded broadcast television network and eight owned domestic television stations
•Television production and distribution
•A 50% equity investment in A+E
Significant revenues:
•Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. Hulu, YouTube TV) service providers) (MVPDs) and to television stations affiliated with the ABC Network for the right to deliver our programming to their customers
•Advertising - Sales of advertising time/space on our domestic networks and related platforms (“ratings-based ad sales”, which excludes advertising on digital platforms that is not ratings-based) and the sale of advertising time on our domestic television stations. Ratings-based ad sales are generally determined using viewership measured with Nielsen ratings. Non-ratings-based advertising on digital platforms is reported by DTCI
•TV/SVOD distribution - Licensing fees and other revenues from the right to use our television programs and productions and revenue from content transactions with other Company segments (“program sales”)
Significant expenses:
•Operating expenses consisting primarily of programming and production costs, participations and residuals expense, technical support costs, operating labor and distribution costs
•Selling, general and administrative costs
•Depreciation and amortization
Parks, Experiences and Products
Significant operations:
•Parks & Experiences:
◦Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort (48% ownership interest); Shanghai Disney Resort (43% ownership interest), all of which are consolidated in our results. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort
◦Disney Cruise Line, Disney Vacation Club, National Geographic Expeditions (73% ownership interest), Adventures by Disney and Aulani, a Disney Resort & Spa in Hawaii
•Consumer Products:
◦Licensing of our trade names, characters, visual, literary and other intellectual properties to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic, which is reported in Media Networks)
Significant revenues:
•Theme park admissions - Sales of tickets for admission to our theme parks
•Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships
•Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties

•Merchandise licensing and retail:
◦Merchandise licensing - Royalties from intellectual property licensing
◦Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as, to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities and real estate rent and sales. In addition, we earn royalties on Tokyo Disney Resort revenues
Significant expenses:
•Operating expenses consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs
•Depreciation and amortization
Studio Entertainment
Significant operations:
•Motion picture production and distribution under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar, Searchlight Pictures and Blue Sky Studios banners
•Development, production and licensing of live entertainment events on Broadway and around the world (stage plays)
•Music production and distribution
•Post-production services through Industrial Light & Magic and Skywalker Sound
Significant revenues:
•Theatrical distribution - Rentals from licensing our motion pictures to theaters
•Home entertainment - Sale of our motion pictures to retailers and distributors in physical (DVD and Blu-ray) and electronic formats
•TV/SVOD distribution and other - Licensing fees and other revenue from the right to use our motion picture productions, revenue from content transactions with other Company segments, ticket sales from stage plays, fees from licensing our intellectual properties for use in live entertainment productions, revenue from licensing our music and revenue from post-production services
Significant expenses:
•Operating expenses consisting primarily of amortization of production, participations and residuals costs, distribution costs and costs of sales
•Selling, general and administrative costs
•Depreciation and amortization
Direct-to-Consumer & International
Significant operations:
•Direct-to-consumer (DTC) video streaming services, which include Disney+ / Disney+Hotstar, ESPN+ and Hulu. Disney+ launched in November 2019 in the U.S. and 4 other countries and has expanded to select Western European countries in the Spring of 2020. In April, our Hotstar service in India was converted to Disney+Hotstar, and in June 2020, current subscribers of the Disney Deluxe service in Japan were converted to Disney+. In September 2020, Disney+ was launched in additional European countries and Disney+Hotstar was launched in Indonesia. In November 2020, Disney+ was launched in Latin America. The Company also plans to launch a general entertainment DTC video streaming service under the Star brand outside the U.S. in calendar year 2021
•Branded international television networks and channels, which include Disney, ESPN, Fox, National Geographic and Star (International Channels)
•Other digital content distribution platforms and services including branded apps and websites, the Disney Movie Club and Disney Digital Network and streaming technology support services
•Equity investments:
◦A 50% ownership interest in Endemol Shine Group, which was sold on July 2, 2020
◦A 20% ownership interest (49% economic interest) in Seven TV, which operates an advertising-supported, free-to-air Disney Channel in Russia
◦A 30% effective ownership interest in Tata Sky Limited, which operates a direct-to-home satellite distribution platform in India

◦An approximate 24% effective ownership interest (14% fully diluted) in Vice Group Holding Inc. (Vice), which is a media company that targets millennial audiences. Vice operates Viceland, which is owned 50% by Vice and 50% by A+E
Significant revenues:
•Subscription fees - Fees charged to customers/subscribers for our DTC services
•Advertising - Sales of advertising time/space on our International Channels and sales of non-ratings-based advertising time/space on digital media platforms (“addressable ad sales”) across the Company. In general, addressable ad sales are delivered using technology that allows for dynamic insertion of advertisements into video content, which can be targeted to specific viewer groups
•Affiliate fees - Fees charged to MVPDs for the right to deliver our International Channels to their customers
•TV/SVOD distribution - Program sales, sub-licensing fees for sports programming rights and fees charged to customers to view our sports programming (“pay-per-view”) and Premier Access content
Significant expenses:
•Operating expenses consisting primarily of programming and production costs (including amortization of content obtained from other Company segments), technical support costs, operating labor and distribution costs
•Selling, general and administrative costs
•Depreciation and amortization
SEGMENT INFORMATION
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
As it relates to film and television content that is produced by our Media Networks and Studio Entertainment segments that will be used on our DTC services, there are four broad categories of content:
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

The following tables provide select segment and regional financial information:

	2020	2019	2018
Revenues
Media Networks	$28,393	$24,827	$21,922
Parks, Experiences and Products
Third parties	17,038	26,786	25,257
Intersegment	(536)	(561)	(556)
	16,502	26,225	24,701
Studio Entertainment
Third parties	9,100	10,566	9,509
Intersegment	536	561	556
	9,636	11,127	10,065

Direct-to-Consumer & International	16,967	9,386	3,414
Eliminations(1)	(6,110)	(1,958)	(668)
Total consolidated revenues	$65,388	$69,607	$59,434
Segment operating income (loss)
Media Networks	$9,022	$7,479	$7,338
Parks, Experiences and Products	(81)	6,758	6,095
Studio Entertainment	2,501	2,686	3,004
Direct-to-Consumer & International	(2,806)	(1,835)	(738)
Eliminations(1)	(528)	(241)	(10)
Total segment operating income(2)	$8,108	$14,847	$15,689
Reconciliation of segment operating income to income from continuing operations before income taxes
Segment operating income	$8,108	$14,847	$15,689
Corporate and unallocated shared expenses	(817)	(987)	(744)
Restructuring and impairment charges	(5,735)	(1,183)	(33)
Other income, net	1,038	4,357	601
Interest expense, net	(1,491)	(978)	(574)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	(2,846)	(1,595)	—
Impairment of equity investments(4)	—	(538)	(210)
Income (loss) from continuing operations before income taxes	$(1,743)	$13,923	$14,729
Capital expenditures
Media Networks
Cable Networks	$61	$93	$96
Broadcasting	51	81	107
Parks, Experiences and Products
Domestic	2,145	3,294	3,223
International	759	852	677
Studio Entertainment	77	88	96
Direct-to-Consumer & International	594	258	107
Corporate	335	210	159
Total capital expenditures	$4,022	$4,876	$4,465

	2020	2019	2018
Depreciation expense
Media Networks	$203	$191	$199
Parks, Experiences and Products
Domestic	1,634	1,474	1,449
International	694	724	768
Studio Entertainment	87	74	55
Direct-to-Consumer & International	348	214	106
Depreciation expense included in segment operating income	2,966	2,677	2,577
Corporate	174	167	181
Total depreciation expense	$3,140	$2,844	$2,758
Amortization of intangible assets
Media Networks	$4	$—	$—
Parks, Experiences and Products	109	108	110
Studio Entertainment	59	61	64
Direct-to-Consumer & International	112	111	79
Amortization of intangible assets included in segment operating income	284	280	253
TFCF and Hulu intangible assets	1,921	1,043	—
Total amortization of intangible assets	$2,205	$1,323	$253

	October 3, 2020	September 28, 2019
Identifiable assets(5)
Media Networks	$62,220	$63,519
Parks, Experiences and Products	42,320	41,978
Studio Entertainment	32,811	34,323
Direct-to-Consumer & International	45,538	48,606
Corporate(6)	19,691	6,025
Eliminations	(1,031)	(467)
Total consolidated assets	$201,549	193,984

	2020	2019	2018
Revenues
Americas	$51,992	$53,805	$46,877
Europe	7,333	8,006	7,026
Asia Pacific	6,063	7,796	5,531
	$65,388	$69,607	$59,434
Segment operating income
Americas	$5,819	$10,247	$11,898
Europe	1,273	2,433	1,922
Asia Pacific	1,016	2,167	1,869
	$8,108	$14,847	$15,689

	October 3, 2020	September 28, 2019
Long-lived assets(7)
Americas	$141,674	$138,674
Europe	7,672	10,793
Asia Pacific	12,235	12,703
	$161,581	$162,170
(1)Intersegment content transactions are as follows:

	2020	2019	2018
Revenues:
Studio Entertainment:
Content transactions with Media Networks	$(188)	$(106)	$(169)
Content transactions with Direct-to-Consumer & International	(2,108)	(272)	(28)
Media Networks:
Content transactions with Direct-to-Consumer & International	(3,814)	(1,580)	(471)
Total	$(6,110)	$(1,958)	$(668)

Operating Income:
Studio Entertainment:
Content transactions with Media Networks	$3	$(19)	$(8)
Content transactions with Direct-to-Consumer & International	(158)	(80)	—
Media Networks:
Content transactions with Direct-to-Consumer & International	(373)	(142)	(2)
Total	$(528)	$(241)	$(10)
(2)Equity in the income (loss) of investees is as follows:

	2020	2019	2018
Media Networks	$737	$703	$711
Parks, Experiences and Products	(19)	(13)	(23)
Studio Entertainment	(1)	—	—
Direct-to-Consumer & International	(40)	(240)	(580)
Equity in the income of investees included in segment operating income	677	450	108
Impairment of equity investments	—	(538)	(210)
Amortization of TFCF intangible assets related to equity investees	(26)	(15)	—
Equity in the income (loss) of investees	$651	$(103)	$(102)
(3)For fiscal 2020, amortization of intangible assets, fair value step-up on film and television costs and intangibles related to TFCF equity investees were $1,921 million, $899 million and $26 million respectively. For fiscal 2019, amortization of intangible assets, fair value step-up on film and television costs and intangibles related to TFCF equity investees were $1,043 million, $537 million and $15 million, respectively.
(4)Impairment of equity investments for fiscal 2019 primarily reflects the impairments of Vice Group Holding Inc. and of an investment in a cable channel at A+E Television Networks ($353 million and $170 million, respectively). Impairment of equity investments for fiscal 2018 reflects impairments of Vice Group Holding Inc. and Villages Nature ($157 million and $53 million, respectively).

(5)Equity method investments included in identifiable assets by segment are as follows:

	October 3, 2020	September 28, 2019
Media Networks	$2,002	$2,018
Parks, Experiences and Products	3	3
Studio Entertainment	2	8
Direct-to-Consumer & International	570	821
Corporate	55	72
	$2,632	$2,922
Intangible assets included in identifiable assets by segment are as follows:

	October 3, 2020	September 28, 2019
Media Networks	$7,242	$7,861
Parks, Experiences and Products	3,066	3,177
Studio Entertainment	2,031	2,140
Direct-to-Consumer & International	6,814	9,962
Corporate	20	75
	$19,173	$23,215
(6)Primarily fixed assets and cash and cash equivalents.
(7)Long-lived assets are total assets less: current assets, long-term receivables, deferred taxes, financial investments and the fair value of derivative instruments.
2Summary of Significant Accounting Policies
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
Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2019 and 2018 were fifty-two week years. Fiscal 2020 is a fifty-three week year, which began on September 29, 2019 and ended on October 3, 2020.
Reclassifications
Certain reclassifications have been made in the fiscal 2019 and fiscal 2018 financial statements and notes to conform to the fiscal 2020 presentation.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Revenues and Costs from Services and Products
The Company generates revenue from the sale of both services and tangible products and revenues and operating costs are classified under these two categories in the Consolidated Statements of Operations. Certain costs related to both the sale of services and tangible products are not specifically allocated between the service or tangible product revenue streams but are instead attributed to the principal revenue stream. The cost of services and tangible products exclude depreciation and amortization.
Significant service revenues include:
•Affiliate fees
•Advertising revenues
•Subscription fees to our DTC streaming services
•Revenue from the licensing and distribution of film and television properties
•Admissions to our theme parks, charges for room nights at hotels and sales of cruise vacation packages
•Licensing of intellectual property for use on consumer merchandise, published materials and in multi-platform games
Significant operating costs related to the sale of services include:
•Amortization of programming and production costs and participations and residuals costs
•Distribution costs
•Operating labor
•Facilities and infrastructure costs
Significant tangible product revenues include:
•The sale of food, beverage and merchandise at our retail locations
•The sale of DVDs and Blu-ray discs
•The sale of books, comic books and magazines
Significant operating costs related to the sale of tangible products include:
•Costs of goods sold
•Amortization of programming and production costs and participations and residuals costs
•Distribution costs
•Operating labor
•Retail occupancy costs
Revenue Recognition
At the beginning of fiscal 2019, the Company adopted Financial Accounting Standards Board (FASB) guidance that replaced the existing accounting guidance for revenue recognition with a single comprehensive five-step model (“new revenue guidance”). The core principle is to recognize revenue upon the transfer of control of goods or services to customers at an amount that reflects the consideration expected to be received. We adopted the new revenue guidance using the modified retrospective method; therefore, results for reporting periods beginning after September 30, 2018 are presented under the new revenue guidance, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting. Upon adoption, we recorded a net reduction of $116 million to opening fiscal 2019 retained earnings.
The most significant changes to the Company’s revenue recognition policies resulting from the adoption of the new revenue guidance are as follows:
•For television and film content licensing agreements with multiple availability windows with the same licensee, the Company now defers more revenue to future windows than under the previous accounting guidance.
•For licenses of character images, brands and trademarks with minimum guaranteed license fees, the excess of the minimum guaranteed amount over actual amounts earned based on a percentage of the licensee’s underlying sales (“shortfall”) is now recognized straight-line over the remaining license period once an expected shortfall is probable. Previously, shortfalls were recognized at the end of the contract period.
•For licenses that include multiple television and film titles with a minimum guaranteed license fee across all titles that earns out against the aggregate fees based on the licensee’s underlying sales, the Company now allocates the minimum guaranteed license fee to each title at contract inception and recognizes the allocated license fee as revenue when the title is made available to the customer. License fees earned by titles in excess of their allocated amount are deferred until the minimum guaranteed license fee across all titles is exceeded. Once the minimum guaranteed license fee across all titles is exceeded, license fees are recognized as earned based on the licensee’s underlying sales. Previously, license fees were recognized as earned based on the licensee’s underlying sales with any shortfalls recognized at the end of the contract period.
•For renewals or extensions of license agreements for television and film content, revenues are now recognized when the licensed content becomes available under the renewal or extension. Previously, revenues were recognized when the agreement was renewed or extended.
The impact on the Consolidated Statement of Operations for fiscal 2019 due to the adoption of the new revenue guidance was as follows:

	Results Assuming Historical Accounting	Impact of New Revenue Guidance	Reported
Revenues	$69,262	$345	$69,607
Cost and Expenses	(57,523)	(254)	(57,777)
Income Taxes	(3,005)	(21)	(3,026)
Net Income	11,514	70	11,584
The most significant impact was at the Studio Entertainment reflecting a change in the timing of revenue recognition related to film content licensing agreements with multiple availability windows.
The Company generates revenue from the sale of both services and products. The Company has four broad categories of service revenues: licenses of rights to use our intellectual property (“IP”), sales to guests at our Parks and Experiences businesses, sales of advertising time/space and subscriptions to DTC services. The Company’s primary product revenues include the sale of food, beverage and merchandise at our parks, resorts and retail stores and the sale of film and television productions in physical formats (DVD and Blu-ray).
The new revenue guidance defines two types of IP licenses: IP that has “standalone functionality,” which is called functional IP, and all other IP, which is called symbolic IP. Revenue related to the license of functional IP is generally recognized upon delivery (availability) of the IP to the customer. The substantial majority of the Company’s film and television content distribution activities at the Media Networks, Studio Entertainment and DTCI segments is considered licensing of functional IP. Revenue related to the license of symbolic IP is generally recognized over the term of the license. The Company’s primary revenue stream derived from symbolic IP is the licensing of trade names, characters and visual and literary properties at the Parks, Experiences and Products segment.
More detailed information about the revenue recognition policies for our key revenues is as follows:
•Affiliate fees - Fees charged to affiliates (i.e., MVPDs or television stations) for the right to deliver our television network programming on a continuous basis to their customers are recognized as the programming is provided based on contractually specified per subscriber rates and the actual number of the affiliate’s customers receiving the programming.
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
•Subscription fees - Fees charged to customers/subscribers and wholesale distributors for our streaming services are recognized ratably over the term of the subscription.
•Advertising - Sales of advertising time/space on our television networks, digital platforms and television stations are recognized as revenue, net of agency commissions, when commercials are aired. For contracts that contain a guaranteed number of impressions, revenues are recognized based on impressions delivered. When the guaranteed number of impressions is not met (“ratings shortfall”), revenues are not recognized for the ratings shortfall until the additional impressions are delivered.
•Theme park admissions - Sales of theme park tickets are recognized when the tickets are used. Sales of annual passes are recognized ratably over the period for which the pass is available for use.
•Resorts and vacations - Sales of hotel room nights and cruise vacations and rentals of vacation club properties are recognized as revenue as the services are provided to the guest. Sales of vacation club properties are recognized as revenue upon the later of when title transfers to the customer or when construction activity is deemed complete.

•Merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts, cruise ships and Disney Stores are recognized at the time of sale. Sales from our branded internet shopping sites and to wholesalers are recognized upon delivery. We estimate returns and customer incentives based upon historical return experience, current economic trends and projections of consumer demand for our products.
•TV/SVOD distribution licensing - Fixed license fees charged for the right to use our television and film productions are recognized as revenue when the content is available for use by the licensee. License fees based on the underlying sales of the licensee are recognized as revenue as earned based on the contractual royalty rate applied to the licensee sales.
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
•Theatrical distribution licensing - Fees charged for licensing of our films to theatrical distributors are recognized as revenue based on the contractual royalty rate applied to the distributor’s underlying sales from exhibition of the film.
•Merchandise licensing - Fees charged for the use of our trade names and characters in connection with the sale of a licensee’s products are recognized as revenue as earned based on the contractual royalty rate applied to the licensee’s underlying product sales. For licenses with minimum guaranteed license fees, the excess of the minimum guaranteed amount over actual royalties earned (“shortfall”) is recognized straight-line over the remaining license period once an expected shortfall is probable.
•Home entertainment - Sales of our films to retailers and distributors in physical formats (DVD and Blu-ray) are recognized as revenue on the later of the delivery date or the date that the product can be sold by retailers. We reduce home entertainment revenues for estimated future returns of merchandise and sales incentives based upon historical return experience, current economic trends and projections of consumer demand for our products. Sales of our films in electronic formats are recognized as revenue when the product is available for use by the consumer.
•Taxes - Taxes collected from customers and remitted to governmental authorities are excluded from revenue.
•Shipping and handling - Fees collected from customers for shipping and handling are recorded as revenue and the related shipping expenses are recorded in cost of products upon delivery of the product to the consumer.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is estimated based on our analysis of trends in overall receivables aging, specific identification of certain receivables that are at risk of not being paid, past collection experience and current economic trends.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal 2020, 2019 and 2018 was $4.7 billion, $4.3 billion and $2.8 billion, respectively. The increase in advertising expense for fiscal 2020 compared to fiscal 2019 was primarily due to the consolidation of TFCF and Hulu, partially offset by lower advertising expense at Studio Entertainment and Parks, Experience and Products segments reflecting the impact of COVID-19 on these segments. The increase in advertising expense for fiscal 2019 compared to fiscal 2018 was primarily due to the consolidation of TFCF and Hulu.
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

	October 3, 2020	September 28, 2019	September 29, 2018
Cash and cash equivalents	$17,914	$5,418	$4,150
Restricted cash included in:
Other current assets	3	26	1
Other assets	37	11	4
Total cash, cash equivalents and restricted cash in the statement of cash flows	$17,954	$5,455	$4,155
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
For local currency functional locations, assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) (AOCI).
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
Film and Television Content Costs
At the beginning of fiscal 2020, the Company adopted new FASB guidance that updates the accounting for film and television content costs. See Note 8 for discussion of the new guidance and the Company’s accounting policy for capitalization and amortization of film and television content costs.
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of October 3, 2020 and September 28, 2019, capitalized software costs, net of accumulated depreciation, totaled $778 million and $927 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software up to 10 years.

Parks, Resorts and Other Property
Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method, generally over estimated useful lives as follows:

Attractions, buildings and improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 25 years
Land improvements	20 – 40 years
Leasehold improvements	Life of lease or asset life if less
Leases
At the beginning of fiscal 2020, the Company adopted new FASB guidance that requires lessees to record the present value of operating lease payments as right-of-use assets and lease liabilities on the balance sheet. See Note 16 for discussion of the new guidance and the Company’s accounting policy.
Goodwill, Other Intangible Assets and Long-Lived Assets
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis.
Goodwill is allocated to various reporting units, which are an operating segment or one level below the operating segment. To test goodwill for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of a reporting unit exceeds its fair value. If it is, a quantitative assessment is required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test.
The qualitative assessment requires consideration of recent market transactions, macroeconomic conditions, and changes in projected future cash flows of the reporting unit.
The quantitative assessment compares the fair value of each goodwill reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
In fiscal 2020, the Company performed a qualitative assessment of goodwill for impairment.
The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities to reporting units including goodwill, and the determination of fair value of the reporting units. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. We apply what we believe to be the most appropriate valuation methodology for each of our reporting units. The projected cash flows of our reporting units reflect intersegment revenues and expenses for the sale and use of intellectual property as if it was licensed to an unrelated third party. The discounted cash flow analyses are sensitive to our estimates of future revenue growth and margins for these businesses as well as the discount rates used to calculate the present value of future cash flows.
In times of adverse economic conditions in the global economy, the Company’s long-term cash flow projections are subject to a greater degree of uncertainty than usual. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ, and we could be required to record impairment charges.
To test its other indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of each of its indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test.
The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows.
The quantitative assessment compares the fair values of indefinite-lived intangible assets to their carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks.
Amortizable intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred.

The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of cash flows expected to be generated over the useful life of an asset group to the carrying amount of the asset group. An asset group is established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses or segments. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long-lived assets and the carrying amount of the group’s long-lived assets. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying amount of each asset is above its fair value. For assets held for sale, to the extent the carrying amount is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference.
The Company recorded non-cash impairment charges of $5.2 billion, $0.6 billion, and $0.2 billion in fiscal 2020, 2019 and 2018, respectively.
The fiscal 2020 impairment charges primarily related to impairments of MVPD agreement intangibles assets ($1.9 billion) and goodwill ($3.1 billion) at the International Channels’ business. See Note 19 to the Consolidated Financial Statements for additional discussion on these impairment charges.
The fiscal 2019 and 2018 charges primarily related to impairments of investments accounted for under the equity method of accounting recorded in “Equity in the income (loss) of investees” in the Consolidated Statements of Operations.
The Company expects its aggregate annual amortization expense for amortizable intangible assets for fiscal 2021 through 2025 to be as follows:

2021	$2,055
2022	1,995
2023	1,808
2024	1,570
2025	1,471
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
The Company enters into derivatives that are not designated as hedges and do not qualify for hedge accounting. These derivatives are intended to offset certain economic exposures of the Company and are carried at fair value with changes in value recorded in earnings. Cash flows from hedging activities are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 9 and 18).
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
Redeemable Noncontrolling Interests
The Company consolidates the results of certain subsidiaries that are less than 100% owned and for which the noncontrolling interest shareholders have rights to require the Company to purchase their interests in these subsidiaries. The most significant of these are BAMTech and Hulu.
BAMTech provides streaming technology services to third parties and is owned 75% by the Company, 15% by Major League Baseball (MLB) and 10% by the National Hockey League (NHL), both of which have the right to sell their interests to the Company in the future.
MLB has the right to sell its interest to the Company and the Company has the right to buy MLB’s interest starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition). The NHL can sell its interest to the Company in fiscal 2021 for $350 million. The Company has the right to acquire the NHL interest in fiscal 2021 for $500 million.
The MLB and NHL interests are required to be recorded at a minimum value equal to the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends (“adjusted value”) or (ii) an accreted value from the date of the acquisition to the applicable redemption date (“accreted value”). As the accreted value is generally always higher than the adjusted value, the MLB and NHL interests are not allocated their portion of BAMTech losses. Therefore, the MLB and NHL interests are accreted to the estimated redemption value as of the earliest redemption date. As of October 3, 2020, the guaranteed floor value for the MLB interest, accreted from the date of acquisition was $710 million. The NHL previously had a right to sell its interest to the Company in fiscal 2020 for $300 million, which expired unexercised in the fourth quarter. As the NHL’s remaining right to sell its interest to the Company in fiscal 2021 is for $350 million, the Company began accreting the NHL interest to $350 million. As of October 3, 2020, the accreted value of the NHL interest was $313 million.
As part of the TFCF acquisition, the Company acquired TFCF’s 30% interest in Hulu increasing our ownership in Hulu to 60%. Subsequent to the acquisition, Hulu redeemed Warner Media LLC’s (WM) 10% interest in Hulu. The redemption was funded by the Company and Hulu’s remaining noncontrolling interest holder, NBC Universal (NBCU). This resulted in the Company’s and NBCU’s interests in Hulu increasing to 67% and 33%, respectively.
On May 13, 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. Under the agreement, beginning in January 2024, NBCU has the option to require the Company to purchase NBCU’s interest in Hulu and the Company has the option to require NBCU to sell its interest in Hulu to the Company, based on NBCU’s equity ownership percentage of the greater of Hulu’s then fair value or $27.5 billion.
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 13, 2019 agreement date accreted to the January 2024 estimated redemption value. At October 3, 2020, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.1 billion.
Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders and are recorded in “Net income from continuing operations attributable to noncontrolling interests” on the Consolidated Statements of Operations.
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

A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2020	2019	2018
Weighted average number of common and common equivalent shares outstanding (basic)	1,808	1,656	1,499
Weighted average dilutive impact of Awards(1)	—	10	8
Weighted average number of common and common equivalent shares outstanding (diluted)	1,808	1,666	1,507
Awards excluded from diluted earnings per share	35	7	12
(1)Amounts exclude all potential common and common equivalent shares for periods when there is a net loss from continuing operations.
3Revenues
The following table presents our revenues by segment and major source:

	2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$15,018	$—	$—	$3,673	$(762)	$17,929
Advertising	6,374	4	—	4,477	—	10,855
Subscription fees	—	—	—	7,645	—	7,645
Theme park admissions	—	4,038	—	—	—	4,038
Resort and vacations	—	3,402	—	—	—	3,402
Retail and wholesale sales of merchandise, food and beverage	—	4,952	—	—	—	4,952
TV/SVOD distribution licensing	6,489	—	4,557	745	(5,348)	6,443
Theatrical distribution licensing	—	—	2,134	—	—	2,134
Merchandise licensing	—	2,674	536	32	—	3,242
Home entertainment	—	—	1,528	84	—	1,612
Other	512	1,432	881	311	—	3,136
Total revenues	$28,393	$16,502	$9,636	$16,967	$(6,110)	$65,388

	2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$13,433	$—	$—	$2,768	$(253)	$15,948
Advertising	6,965	6	—	3,542	—	10,513
Subscription fees	—	—	—	2,115	—	2,115
Theme park admissions	—	7,540	—	—	—	7,540
Resort and vacations	—	6,266	—	—	—	6,266
Retail and wholesale sales of merchandise, food and beverage	—	7,716	—	—	—	7,716
TV/SVOD distribution licensing	4,046	—	2,920	482	(1,705)	5,743
Theatrical distribution licensing	—	—	4,726	—	—	4,726
Merchandise licensing	—	2,768	561	51	—	3,380
Home entertainment	—	—	1,734	97	—	1,831
Other	383	1,929	1,186	331	—	3,829
Total revenues	$24,827	$26,225	$11,127	$9,386	$(1,958)	$69,607

	2018
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Affiliate fees	$11,907	$—	$—	$1,372	$—	$13,279
Advertising	6,586	7	—	1,311	—	7,904
Subscription fees	—	—	—	168	—	168
Theme park admissions	—	7,183	—	—	—	7,183
Resort and vacations	—	5,938	—	—	—	5,938
Retail and wholesale sales of merchandise, food and beverage	—	7,365	—	—	—	7,365
TV/SVOD distribution licensing	3,120	—	2,340	105	(668)	4,897
Theatrical distribution licensing	—	—	4,303	—	—	4,303
Merchandise licensing	—	2,566	556	70	—	3,192
Home entertainment	—	—	1,647	103	—	1,750
Other	309	1,642	1,219	285	—	3,455
Total revenues	$21,922	$24,701	$10,065	$3,414	$(668)	$59,434
Amounts for fiscal 2018 reflect our historical accounting prior to the adoption of new revenue guidance.
The following table presents our revenues by segment and primary geographical markets:

	2020
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Americas	$26,566	$12,524	$5,671	$12,498	$(5,267)	$51,992
Europe	1,378	1,982	2,609	2,016	(652)	7,333
Asia Pacific	449	1,996	1,356	2,453	(191)	6,063
Total revenues	$28,393	$16,502	$9,636	$16,967	$(6,110)	$65,388

	2019
	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Eliminations	Consolidated
Americas	$23,767	$19,868	$6,050	$5,759	$(1,639)	$53,805
Europe	785	3,135	2,956	1,260	(130)	8,006
Asia Pacific	275	3,222	2,121	2,367	(189)	7,796
Total revenues	$24,827	$26,225	$11,127	$9,386	$(1,958)	$69,607
Revenues recognized in the current and prior year from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD and theatrical distribution licensee sales on titles made available to the licensee in previous reporting periods. For fiscal 2020, $1.4 billion was recognized related to performance obligations satisfied as of September 28, 2019. For fiscal 2019, $1.2 billion was recognized related to performance obligations satisfied prior to September 30, 2018.
As of October 3, 2020, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $7 billion in fiscal 2021, $4 billion in fiscal 2022, $2 billion in fiscal 2023 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
Payment terms vary by the type and location of our customers and the products or services offered. For certain products or services and customer types, we require payment before the products or services are provided to the customer; in other cases, after appropriate credit evaluations, payment is due in arrears. Advertising contracts, which are generally short term, are billed monthly with payments generally due within 30 days. Payments due under affiliate arrangements are calculated monthly and are generally due within 30 days of month end. Home entertainment terms generally require payment within 60 to 90 days of availability date to the customer. Licensing payment terms vary by contract but are generally collected in advance or over the license term.

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

	October 3, 2020	September 28, 2019
Contract assets	$70	$150
Accounts Receivable
Current	11,340	12,755
Non-current	1,789	1,962
Allowance for credit losses	(460)	(375)
Deferred revenues
Current	3,688	4,050
Non-current	513	619
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for fiscal 2020 and 2019 related to contract assets was not material. The allowance for credit losses increased from $375 million at September 28, 2019 to $460 million at October 3, 2020 due to additional provisions recorded in fiscal 2020.
For fiscal 2020, the Company recognized revenues of $3.4 billion, primarily related to theme park admissions and vacation packages, licensing advances and content sales included in the deferred revenue balance at September 28, 2019. For fiscal 2019, the Company recognized revenues of $2.7 billion primarily related to theme park admissions and vacation packages and licensing and publishing advances included in the deferred revenue balance at September 30, 2018. As a result of COVID-19, the Company has allowed refunds of certain non-refundable deposits that were previously reported as deferred revenue, the most significant of which related to park admission tickets and deposits for vacation packages. Remaining deferred amounts related to these deposits are now classified in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheet.
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
The Company estimates the allowance for credit losses related to receivables from the sale of film and television programs based upon a number of factors, including historical experience and the financial condition of individual companies with whom we do business. The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.0 billion as of October 3, 2020. The activity in the allowance for credit loss for fiscal 2020 was not material.
The Company estimates the allowance for credit losses related to receivables from sales of its vacation club properties based primarily on historical collection experience. Estimates of uncollectible amounts also consider the economic environment and the age of receivables. The balance of mortgage receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.7 billion as of October 3, 2020. The activity in the allowance for credit loss for fiscal 2020 was not material.
4Acquisitions
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
In connection with the acquisition, outstanding TFCF performance stock units and restricted stock units were either vested upon closing of the acquisition or replaced with new restricted stock units (which require additional service for vesting). The purchase price for TFCF includes $361 million related to TFCF awards that were settled or replaced in connection with the acquisition, and for fiscal 2019, the Company recognized compensation expense of $164 million related to awards that were accelerated to vest upon closing of the acquisition. Additionally, compensation expense of $219 million related to awards that were replaced with new restricted stock units is being recognized over the post-acquisition service period of up to approximately two years.
As part of the TFCF acquisition, the Company acquired TFCF’s 30% interest in Hulu increasing our ownership in Hulu to 60%. As a result, the Company began consolidating Hulu and recorded a one-time gain of $4.8 billion (Hulu Gain) from remeasuring our initial 30% interest to its estimated fair value, which was determined based on a discounted cash flow analysis. On April 15, 2019, Hulu redeemed WM’s 10% interest in Hulu for $1.4 billion. The redemption was funded by the Company and NBCU. This resulted in the Company’s and NBCU’s interests in Hulu increasing to 67% and 33%, respectively.
NBCU’s interest is classified as a redeemable noncontrolling interest on the Company’s Consolidated Balance Sheet. See Note 2 for further discussion of NBCU’s interest.
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
The following table summarizes our allocation of the purchase price (in billions)(1):

Cash and cash equivalents	$25.7
Receivables	5.1
Film and television costs	17.7
Investments	1.0
Intangible assets	17.9
Net assets held for sale	11.4
Accounts payable and other liabilities	(12.5)
Borrowings	(21.7)
Deferred income taxes(2)	(5.7)
Other net liabilities acquired	(4.0)
Noncontrolling interests	(10.4)
Goodwill(2)	49.8
Fair value of net assets acquired	74.2
Less: Disney’s previously held 30% interest in Hulu	(4.7)
Total purchase price	$69.5
(1) Total may not equal the sum of the column due to rounding.
(2) In the fourth quarter of fiscal 2020, we adjusted the amount of deferred tax liabilities by $0.6 billion and recorded an offsetting adjustment to increase goodwill for this amount.
Intangible assets primarily consist of MVPD agreements, with a weighted average useful life of 9 years, and advertising networks and trade names, with a weighted average useful life of 16 years.

The goodwill reflects the value to Disney of increasing our global portfolio of creative assets and branded content to be monetized through our DTC services, film and television studios and theme parks. The amount of goodwill that is deductible for tax purposes is not material.
The fair value of investments acquired in the acquisition primarily consist of a 30% interest in Tata Sky Limited and a 50% interest in Endemol Shine Group (sold in July 2020 for $147 million).
The fair value of the assets acquired included current trade receivables of $5.2 billion. The gross amount due under the contracts is $5.5 billion.
For fiscal 2019, the Company incurred $0.3 billion of acquisition-related expenses, of which $0.2 billion is included in Selling, general, administrative and other, and $0.1 billion related to financing fees is included in “Interest expense, net” in the Company’s Consolidated Statements of Operations.
The following table summarizes the revenues and net loss from continuing operations (including purchase accounting amortization and excluding restructuring and impairment charges and interest income and expense) of TFCF and Hulu included in the Company’s Consolidated Statements of Operations for fiscal 2020 and fiscal 2019. In addition, the table provides the impact of intercompany eliminations of transactions between the Company, TFCF and Hulu:

	Year Ended
	October 3, 2020	September 28, 2019
TFCF (before intercompany eliminations):
Revenues	$12,999	$7,228
Net loss from continuing operations	(245)	(958)
Hulu (before intercompany eliminations):
Revenues	$7,052	$2,865
Net loss from continuing operations	(1,017)	(695)
Intercompany eliminations:
Revenues	$(2,956)	$(1,205)
Net loss from continuing operations	(225)	(151)
The following pro forma summary presents consolidated information of the Company as if the acquisition of TFCF and consolidation of Hulu had occurred on October 1, 2017:

	2019	2018
Revenues	$78,047	$76,468
Net income	7,511	13,733
Net income attributable to Disney	7,206	13,923
Earnings per share attributable to Disney:
Diluted	$3.68	$7.66
Basic	3.70	7.71
These pro forma results include adjustments for purposes of consolidating the historical financial results of TFCF and Hulu (net of adjustments to eliminate transactions between Disney and TFCF, Disney and Hulu and Hulu and TFCF). These pro formas for fiscal 2019 and 2018 include $3.1 billion and $3.4 billion (of which $0.4 billion and $0.8 billion related to the RSNs), respectively, to reflect the incremental amortization as a result of recording film and television programming and production costs and finite lived intangible assets at fair value. Interest expense of $0.4 billion and $0.5 billion is included to reflect the cost of borrowings to finance the TFCF acquisition for fiscal 2019 and 2018, respectively. The pro forma results also include $0.9 billion and $0.6 billion of net income attributable to Disney for fiscal 2019 and 2018, respectively, related to TFCF businesses that have been or will be divested (see Note 1).
Additionally, fiscal 2018 pro forma results include the Hulu Gain, compensation expense of $0.2 billion related to TFCF equity and cash awards that were accelerated to vest upon closing of the acquisition, and $0.4 billion of acquisition-related expenses. These amounts were recognized by Disney and TFCF in fiscal 2019 but have been excluded from the fiscal 2019 pro forma results.
The pro forma results exclude a $10.8 billion gain on sale and $0.5 billion of equity earnings recorded by TFCF in 2019 and 2018, respectively, related to its 39% interest in Sky plc, which was sold by TFCF in October 2018.

These pro forma results do not represent financial results that would have been realized had the acquisition actually occurred on October 1, 2017, nor are they intended to be a projection of future results.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Media Networks	Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Total
Balance at Sept. 29, 2018	$15,989	$4,487	$7,094	$3,699	$31,269
Acquisitions(1)	17,434	1,048	10,711	19,892	49,085
Dispositions	—	—	—	—	—
Other, net	—	—	(8)	(53)	(61)
Balance at Sept. 28, 2019	$33,423	$5,535	$17,797	$23,538	$80,293
Acquisitions(2)	568	15	98	51	732
Dispositions	—	—	—	—	—
Impairments (See Note 19)	—	—	—	(3,074)	(3,074)
Currency translation adjustments and other, net	—	—	(100)	(162)	(262)
Balance at Oct. 3, 2020	$33,991	$5,550	$17,795	$20,353	$77,689
(1)Represents the acquisition of TFCF and consolidation of Hulu.
(2)Reflects updates to allocation of purchase price for the acquisition of TFCF.
5Other Income
Other income, net is as follows:

	2020	2019	2018
DraftKings gain	$973	$—	$—
Gain on sale of an investment	65	—	—
Hulu gain (see Note 4)	—	4,794	—
Insurance recoveries related to legal matters	—	46	38
Charge for the extinguishment of a portion of the debt originally assumed in the TFCF acquisition (see Note 9)	—	(511)	—
Gain on sale of real estate, property rights and other	—	28	563
Other income, net	$1,038	$4,357	$601
The Company recognized a non-cash gain to adjust its investment in DraftKings, Inc. to fair value (DraftKings gain).
6Investments
Investments consist of the following:

	October 3, 2020	September 28, 2019
Investments, equity basis	$2,632	$2,922
Investments, other	1,271	302
	$3,903	$3,224
Investments, Equity Basis
The Company’s significant equity investments primarily consist of media investments and include A+E (50% ownership), CTV Specialty Television, Inc. (30% ownership), Endemol Shine Group (50% ownership until sale of the interest in July 2020), Seven TV (20% ownership) and Tata Sky Limited (30% ownership).

A summary of combined financial information for equity investments is as follows:

Results of Operations:	2020	2019	2018

Revenues	$7,849	$9,405	$9,085
Net income (loss)	1,187	133	(152)

Balance Sheet	October 3, 2020	September 28, 2019	September 29, 2018

Current assets	$4,133	$3,350	$4,542
Non-current assets	6,776	9,666	9,998
	$10,909	$13,016	$14,540
Current liabilities	$2,224	$2,182	$3,197
Non-current liabilities	3,784	5,452	4,840
Redeemable preferred stock	—	—	1,362
Shareholders’ equity	4,901	5,382	5,141
	$10,909	$13,016	$14,540
As of October 3, 2020, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.9 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
The Company enters into transactions in the ordinary course of business with our equity investees, primarily related to the licensing of television and film programming. Revenues from these transactions were $0.3 billion, $0.5 billion and $0.8 billion in fiscal 2020, 2019 and 2018, respectively. The Company defers a portion of its profits from transactions with investees and recognizes the deferred amounts as the investee expenses the programming cost. The portion that is deferred reflects our ownership interest in the investee.
Investments, Other
As of October 3, 2020, the Company has $1.1 billion of securities recorded at fair value and $215 million of net book value related to non-publicly traded securities without a readily determinable fair value. At September 28, 2019, the Company held $290 million of non-publicly traded securities without a readily determinable fair value. Securities held at fair value at September 28, 2019 were not material.
In fiscal 2020, the Company recognized $973 million of unrealized gains on securities recorded at fair value in “Other income, net” in the Consolidated Statements of Operations. Realized gains on securities in fiscal 2020 were not material. In fiscal 2019 and 2018, realized gains, unrealized gains and losses and impairments on securities were not material. All other gains and losses on securities are reported in “Interest expense, net” in the Consolidated Statements of Operations.
7International Theme Parks
The Company has a 48% ownership interest in the operations of Hong Kong Disneyland Resort and a 43% ownership interest in the operations of Shanghai Disney Resort (together, the Asia Theme Parks), which are both VIEs consolidated in the Company’s financial statements. See Note 2 for the Company’s policy on consolidating VIEs. In addition, the Company has 100% ownership of Disneyland Paris. The Asia Theme Parks and Disneyland Paris are collectively referred to as the International Theme Parks.

The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Consolidated Balance Sheets:

	October 3, 2020	September 28, 2019
Cash and cash equivalents	$372	$655
Other current assets	91	102
Total current assets	463	757
Parks, resorts and other property	6,720	6,608
Other assets	191	9
Total assets	$7,374	$7,374

Current liabilities	$486	$447
Borrowings - long-term	1,213	1,114
Other long-term liabilities	403	189
Total liabilities	$2,102	$1,750
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Consolidated Statement of Operations for fiscal 2020:

Revenues	$1,805
Costs and expenses	(3,032)
Equity in the loss of investees	(19)
Asia Theme Parks’ royalty and management fees of $74 million for fiscal 2020 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s fiscal 2020 Consolidated Statement of Cash Flows were $637 million used in operating activities, $756 million used in investing activities and $172 million generated from financing activities. Approximately a quarter of the cash flows used in operating activities, half of the cash flows used in investing activities and all of the cash flows generated from financing activities were for the Asia Theme Parks.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $145 million and $97 million, respectively. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($271 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. There is no outstanding balance under the line of credit at October 3, 2020.
Hong Kong Disneyland is undergoing a multi-year expansion estimated to cost HK $10.9 billion ($1.4 billion). The Company and HKSAR have agreed to fund the expansion on an equal basis through equity contributions, which totaled $188 million and $160 million in fiscal 2020 and 2019, respectively. To date, the Company and HKSAR have funded a total of $526 million.
HKSAR has the right to receive additional shares over time to the extent Hong Kong Disneyland Resort exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional 6 percentage points over a period no shorter than 12 years. Assuming HK $10.9 billion is contributed in the expansion, the impact to the Company’s equity interest would be limited to 4 percentage points.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $863 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. As of October 3, 2020, the total amount outstanding under the line of credit was $65 million. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.6 billion yuan (approximately $1.1 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of October 3, 2020, the total amount outstanding under the line of credit was $0.6 billion yuan (approximately $90 million).
8Produced and Acquired/Licensed Content Costs and Advances
At the beginning of fiscal 2020, the Company adopted, on a prospective basis, new Financial Accounting Standards Board (FASB) guidance that updates the accounting for film and television content costs. Therefore, reporting periods beginning after September 29, 2019 are presented under the new guidance, while prior periods continue to be reported in accordance with our historical accounting. The new guidance does the following:
•Allows for the classification of acquired/licensed television content rights as long-term assets. Previously, we reported a portion of these rights in current assets. The Company has classified approximately $3 billion of these rights as long-term in the Q1 2020 balance sheet. Advances for live programming rights made prior to the live event continue to be reported in current assets.
•Aligns the capitalization of production costs for episodic television content with the capitalization of production costs for theatrical content. Previously, theatrical content production costs could be fully capitalized while episodic television production costs were generally limited to the amount of contracted revenues. This change did not have a material impact on the Company’s financial statements for fiscal year 2020.
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
Production costs for content that is predominantly monetized individually will continue to be amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources, which may include intersegment license fees, that will be earned within ten years from the date of the initial release for theatrical films. For episodic television series, Ultimate Revenues include revenues that will be earned within ten years from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Participations and residuals are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues for each production.
Production costs that are predominantly monetized as a group are amortized based on projected usage (which may be, for example, derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern. Participations and residuals are generally expensed in line with the pattern of usage.
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
Acquired film and television libraries are generally amortized on a straight-line basis over 20 years from the date of acquisition. Acquired film and television libraries include content that was initially released three years prior to its acquisition, except it excludes the prior seasons of episodic television programming still in production at the date of its acquisition.
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
Total capitalized produced, licensed and acquired library content by predominant monetization strategy is as follows:

	As of October 3, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced and acquired library content
Theatrical film costs
Released, less amortization	$3,000	$2,601	$5,601
Completed, not released	522	210	732
In-process	3,322	259	3,581
In development or pre-production	262	16	278
	$7,106	$3,086	10,192
Television costs
Released, less amortization	$2,090	$5,584	$7,674
Completed, not released	33	510	543
In-process	263	1,831	2,094
In development or pre-production	6	87	93
	$2,392	$8,012	10,404
Licensed content - Programming rights and advances			6,597
Total produced, licensed and acquired library content			$27,193

Current portion			$2,171
Non-current portion			$25,022
Amortization of produced, licensed and acquired library content is as follows:

	Year Ended October 3, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$1,711	$962	$2,673
Television costs	2,594	4,070	6,664
Total produced and acquired library content costs	$4,305	$5,032	9,337
Licensed content - Programming rights and advances			11,241
Total produced, licensed and acquired library content costs(1)			$20,578
(1)Primarily included in “Costs of services” in the Consolidated Statements of Operations.

Amortization of produced, licensed and acquired library content for the year ended September 28, 2019 was $17.1 billion.
Total expected amortization by fiscal year of completed (released and not released) produced, licensed and acquired library content on the balance sheet as of October 3, 2020 is as follows:

	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Theatrical film costs
Released
2021	$731	$460	$1,191
2022	347	387	734
2023	195	207	402
Completed, not released
2021	488	8	496

Television costs
Released
2021	$893	$1,476	$2,369
2022	460	892	1,352
2023	286	570	856
Completed, not released
2021	4	182	186

Licensed content - Television programming rights and advances
2021	$—	$3,882	$3,882
2022	—	1,338	1,338
2023	—	606	606
Approximately $2.3 billion of accrued participations and residual liabilities will be paid in fiscal 2021.
At October 3, 2020, acquired film and television libraries have remaining unamortized costs of $3.7 billion, which are generally being amortized straight-line over a weighted-average remaining period of approximately 18 years.

9Borrowings
The Company’s borrowings, including the impact of interest rate and cross-currency swaps, are summarized as follows:

			October 3, 2020
	Oct. 3, 2020	Sept. 28, 2019	Stated Interest Rate(1)	Pay Floating Interest rate and Cross- Currency Swaps(2)	Effective Interest Rate(3)	Swap Maturities
Commercial paper	$2,023	$5,342	—	$—	0.96%
U.S. dollar denominated notes(4)	52,736	39,424	3.81%	13,875	3.08%	2021-2031
Foreign currency denominated debt	1,983	1,044	2.99%	1,920	2.47%	2027
Other(5)	583	62		—
	57,325	45,872	3.64%	15,795	2.98%
Asia Theme Parks borrowings	1,303	1,114	2.11%	—	5.51%
Total borrowings	58,628	46,986	3.57%	15,795	3.04%
Less current portion	5,711	8,857	3.24%	750	2.76%
Total long-term borrowings	$52,917	$38,129		$15,045
(1)The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating rate borrowings, interest rates are the rates in effect at October 3, 2020; these rates are not necessarily an indication of future interest rates.
(2)Amounts represent notional values of interest rate and cross-currency swaps outstanding as of October 3, 2020.
(3)The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.
(4)Includes net debt issuance discounts, costs and purchase accounting adjustments totaling a net premium of $2.2 billion and a net premium of $2.5 billion at October 3, 2020 and September 28, 2019, respectively.
(5)Includes market value adjustments for debt with qualifying hedges, which increase borrowings by $509 million and $31 million at October 3, 2020 and September 28, 2019, respectively.
Commercial Paper
At October 3, 2020, the Company’s bank facilities, which are with a syndicate of lenders, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2021	$5,250	$—	$5,250
Facility expiring April 2021	5,000	—	5,000
Facility expiring March 2023	4,000	—	4,000
Facility expiring March 2025	3,000	—	3,000
Total	$17,250	$—	$17,250
These bank facilities (other than the facility expiring April 2021) support commercial paper borrowings. All of the facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, or a fixed spread in the case of the facility expiring in April 2021, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.18% to 1.80%. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The bank facilities contain only one financial covenant, which is interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On October 3, 2020 the financial covenant was met by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of October 3, 2020, the Company has $988 million of outstanding letters of credit, of which none were issued under this facility.

Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net(1)	Commercial paper with original maturities greater than three months	Total
Balance at Sept. 29, 2018	$50	$955	$1,005
Additions	1,881	6,889	8,770
Payments	—	(4,452)	(4,452)
Other Activity	3	16	19
Balance at Sept. 28, 2019	$1,934	$3,408	$5,342
Additions	—	11,500	11,500
Payments	(1,961)	(12,893)	(14,854)
Other Activity	27	8	35
Balance at Oct. 3, 2020	$—	$2,023	$2,023
(1)Borrowings and reductions of borrowings are reported net.
U.S. Dollar Denominated Notes
At October 3, 2020, the Company had $52.7 billion of U.S. dollar denominated notes with maturities ranging from 1 to 76 years. The debt outstanding includes $51.2 billion of fixed rate notes, which have stated interest rates that range from 1.65% to 9.50% and $1.5 billion of floating rate notes that bear interest at U.S. LIBOR plus or minus a spread. At October 3, 2020, the effective rate on the floating rate notes was 0.61%.
On March 20, 2019, the Company assumed public debt with a fair value of $21.2 billion (principal balance of $17.4 billion) upon completion of the TFCF acquisition. On March 20, 2019, 96% (principal balance of $16.8 billion) of the assumed debt was exchanged for senior notes of TWDC, with essentially the same terms. In September 2019, the Company repurchased previously exchanged debt with a carrying value of approximately $3.5 billion (principal balance of approximately $2.7 billion) and TFCF debt with a carrying value of approximately $280 million (principal balance of approximately $260 million) for $4.3 billion and recognized a charge of $511 million in “Other income, net” in the fiscal 2019 Consolidated Statement of Operations.
Foreign Currency Denominated Debt
In fiscal 2018, the Company issued Canadian $1.3 billion ($0.9 billion) of fixed rate senior notes, which bears interest at 2.76% and matures in October 2024. The Company also entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowing to a variable rate U.S. dollar denominated borrowing indexed to LIBOR.
On March 30, 2020, the Company issued Canadian $1.3 billion ($1.0 billion) of fixed rate senior notes, which bear interest at 3.057% and mature in March 2027. The Company also entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowing to a variable rate U.S. dollar denominated borrowing indexed to LIBOR.
RSN Debt
On March 20, 2019, as part of the TFCF acquisition, the Company assumed $1.1 billion of debt related to one of the RSNs. In August 2019, the RSN was sold and the buyer has assumed the outstanding debt obligation.
Credit Facilities to Acquire TFCF
On March 20, 2019, the Company borrowed $31.1 billion under two 364-day unsecured bridge loan facilities with a bank syndicate to fund the cash component of the TFCF acquisition. On March 21, 2019, the Company repaid one bridge loan facility in the amount of $16.1 billion, utilizing cash acquired in the TFCF transaction, and terminated the facility. The remaining 364-day unsecured bridge loan facility in the amount of $15.0 billion was repaid and terminated during the fourth quarter of fiscal 2019 using the after-tax proceeds from the divestiture of the RSNs and proceeds from new borrowings.
Cruise Ship Credit Facilities
The Company has credit facilities to finance up to 80% of the contract price of three new cruise ships, which were originally scheduled to be delivered in 2021, 2022 and 2023. The impact of COVID-19 on the shipyard has resulted in a delay to the delivery of the cruise ships, which are now scheduled to be delivered in 2022, 2024 and 2025. As a result, the Company revised the availability periods for the credit facilities. Under the facilities, $1.0 billion in financing is available beginning in October 2021, $1.1 billion is available beginning in August 2023 and $1.1 billion is available beginning in August 2024. Each tranche of financing may be utilized for a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.48%, 3.80% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Asia Theme Parks Borrowings
HKSAR provided Hong Kong Disneyland Resort with loans totaling HK$0.8 billion ($97 million). The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025.
Shendi has provided Shanghai Disney Resort with loans totaling 7.6 billion yuan (approximately $1.1 billion) bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of October 3, 2020 the total amount outstanding under the line of credit was 0.6 billion yuan (approximately $90 million).
Total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, have the following scheduled maturities:

Fiscal Year:	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total
2021	$5,620	$92	$5,712
2022	3,858	—	3,858
2023	1,242	—	1,242
2024	2,869	—	2,869
2025	3,640	—	3,640
Thereafter	37,387	1,211	38,598
	$54,616	$1,303	$55,919
The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal 2020, 2019 and 2018, total interest capitalized was $157 million, $222 million and $125 million, respectively. Interest expense, net of capitalized interest, for fiscal 2020, 2019 and 2018 was $1,647 million, $1,246 million and $682 million, respectively.
10Income Taxes
U.S. Tax Cuts and Jobs Act
In December 2017, new federal income tax legislation, the “Tax Cuts and Jobs Act” (Tax Act), was signed into law. The most significant impacts on the Company are as follows:
•Effective January 1, 2018, the U.S. corporate federal statutory income tax rate was reduced from 35.0% to 21.0%. Because of our fiscal year end, the Company’s fiscal 2018 statutory federal tax rate was 24.5% and is 21.0% in fiscal 2019 and thereafter.
•The Company remeasured its U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes will be realized (either 24.5% for fiscal 2018 or 21.0% thereafter) (Deferred Remeasurement). In fiscal 2018, the Company recognized a benefit of approximately $2.2 billion from the Deferred Remeasurement.
•A one-time tax was due on certain accumulated foreign earnings (Deemed Repatriation Tax), payable over eight years beginning in fiscal 2018. The effective tax rate was generally 15.5% on the portion of the earnings held in cash and cash equivalents and 8% on the remainder. In fiscal 2018, the Company recognized a charge for the Deemed Repatriation Tax of approximately $0.4 billion. Generally there will no longer be a U.S. federal income tax cost arising from the repatriation of foreign earnings.
•The Company will generally be eligible to claim an immediate deduction for investments in qualified fixed assets acquired and film and television productions commenced after September 27, 2017 and placed in service by the end of fiscal 2022. The immediate deduction phases out for assets placed in service in fiscal years 2023 through 2027.
•The domestic production activity deduction was eliminated in fiscal 2019 and thereafter.
•Starting in fiscal 2019, certain foreign derived income may be taxed in the U.S. at an effective rate of approximately 13% (which increases to approximately 16% in 2025) rather than the general statutory rate of 21%.

•Starting in fiscal 2019, certain foreign earnings may be taxed at a minimum effective rate of approximately 13% (which increases to approximately 16% in 2025). The Company’s policy is to expense the tax on these earnings in the period the earnings are taxable in the U.S.
Provision for Income Taxes and Deferred Tax Assets and Liabilities

Income (Loss) Before Income Taxes	2020	2019	2018

Domestic (including U.S. exports)	$4,706	$12,389	$12,914
Foreign subsidiaries(1)	(6,449)	1,534	1,815
Total income (loss) from continuing operations	(1,743)	13,923	14,729
Income (loss) from discontinued operations	(42)	726	—
	$(1,785)	$14,649	$14,729
(1) Includes goodwill and intangible asset impairment in fiscal 2020.

Income Tax Expense (Benefit)
Current	2020	2019	2018
Federal	$95	$14	$2,240
State	148	112	362
Foreign(1)	731	824	642
	974	950	3,244
Deferred
Federal(2)	279	1,829	(1,577)
State	(29)	259	(20)
Foreign(3)	(525)	(12)	16
	(275)	2,076	(1,581)
Income tax expense from continuing operations	699	3,026	1,663
Income tax expense from discontinued operations	(10)	39	—
	$689	$3,065	$1,663
(1)Includes foreign withholding taxes.
(2)Includes the Tax Act Deferred Remeasurement in fiscal 2018.
(3)Includes the tax effect of the intangible impairment in fiscal 2020.

Components of Deferred Tax (Assets) and Liabilities	October 3, 2020	September 28, 2019

Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,137)	$(2,181)
Accrued liabilities	(2,952)	(2,575)
Lease liabilities	(825)	(23)
Other	(652)	(540)
Total deferred tax assets	(7,566)	(5,319)
Deferred tax liabilities
Depreciable, amortizable and other property	8,574	7,710
Investment in U.S. entities	1,956	2,258
Right-of-use assets	740	—
Licensing revenues	189	573
Investment in foreign entities	266	146
Other	390	212
Total deferred tax liabilities	12,115	10,899
Net deferred tax liability before valuation allowance	4,549	5,580
Valuation allowance	2,410	1,912
Net deferred tax liability	$6,959	$7,492
(1)As of October 3, 2020 and September 28, 2019, includes approximately $1.4 billion and $1.0 billion, respectively, of International Theme Park net operating losses and approximately $0.7 billion and $0.2 billion, respectively of foreign tax credits in the U.S. The International Theme Park net operating losses are primarily in France and, to a lesser extent, Hong Kong and China. Losses in France and Hong Kong have an indefinite carryforward period and losses in China have a five-year carryforward period. Foreign tax credits in the U.S. have a ten-year carryforward period.
The following table details the change in valuation allowance for fiscal 2020, 2019 and 2018 (in billions):

	Balance at Beginning of Period	Charges to Tax Expense	Changes Due to TFCF Acquisition	Balance at End of Period
Year ended October 3, 2020	$1.9	$0.6	$(0.1)	$2.4
Year ended September 28, 2019	1.4	(0.1)	0.6	1.9
Year ended September 29, 2018	1.7	(0.3)	—	1.4
Reconciliation of the effective income tax rate to the federal rate for continuing operations

	2020	2019	2018
Federal income tax rate	21.0%	21.0%	24.5%
State taxes, net of federal benefit	3.4	2.2	1.9
Foreign derived income	—	(1.1)	—
Domestic production activity deduction	—	—	(1.4)
Goodwill impairment	(41.1)	—	—
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	(13.2)	0.1	(1.1)
Legislative changes	4.4	(0.3)	(11.5)
Valuation allowance	(14.6)	0.1	0.4
Other, including tax reserves and related interest	—	(0.3)	(1.5)
	(40.1%)	21.7%	11.3%

Unrecognized tax benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2020	2019	2018
Balance at the beginning of the year	$2,952	$648	$832
Increases due to acquisitions	34	2,728	—
Increases for current year tax positions	26	84	64
Increases for prior year tax positions	134	143	48
Decreases in prior year tax positions	(99)	(61)	(135)
Settlements with taxing authorities	(307)	(590)	(161)
Balance at the end of the year	$2,740	$2,952	$648
The fiscal year-end 2020, 2019 and 2018 balances include $2.1 billion, $2.4 billion and $0.5 billion, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
At October 3, 2020, September 28, 2019 and September 29, 2018, the Company had $1.1 billion, $1.0 billion and $0.2 billion, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal 2020, 2019 and 2018, the Company recorded additional interest and penalties of $211 million, $802 million (of which the substantial majority is due to the acquisition of TFCF) and $47 million, respectively, and recorded reductions in accrued interest and penalties of $101 million, $96 million and $100 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is no longer subject to U.S. federal examination for years prior to 2017 for The Walt Disney Company and for years prior to 2014 for TFCF. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2008.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce our unrecognized tax benefits by $334 million.
Intra-Entity Transfers of Assets Other Than Inventory
At the beginning of fiscal 2019, the Company adopted new FASB accounting guidance that requires recognition of the income tax consequences of an intra-entity transfer of an asset (other than inventory) when the transfer occurs instead of when the asset is ultimately sold to an outside party. In the first quarter of fiscal 2019, the Company recorded a $0.2 billion deferred tax asset with an offsetting increase to retained earnings.
Other
In fiscal 2020, 2019 and 2018, the Company recognized income tax benefits of $64 million, $41 million and $52 million, respectively for the excess of equity-based compensation deductions over amounts recorded based on the grant date fair value.
11Pension and Other Benefit Programs
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
In connection with our fiscal 2019 acquisition of TFCF, we assumed net pension and postretirement obligations of $237 million ($824 million in obligations and $587 million in plan assets).

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Projected benefit obligations
Beginning obligations	$(18,531)	$(14,500)	$(1,946)	$(1,609)
Acquisition of TFCF	—	(759)	—	(65)
Service cost	(410)	(345)	(10)	(8)
Interest cost	(527)	(592)	(56)	(67)
Actuarial loss(1)	(1,958)	(2,923)	(127)	(234)
Plan amendments and other	1	32	(12)	(11)
Benefits paid	662	534	47	48
Curtailments	3	22	—	—
Ending obligations	$(20,760)	$(18,531)	$(2,104)	$(1,946)
Fair value of plans’ assets
Beginning fair value	$14,878	$12,728	$762	$731
Acquisition of TFCF	—	587	—	—
Actual return on plan assets	770	690	38	33
Contributions	664	1,461	9	37
Benefits paid	(662)	(534)	(47)	(48)
Expenses and other	(52)	(54)	9	9
Ending fair value	$15,598	$14,878	$771	$762

Underfunded status of the plans	$(5,162)	$(3,653)	$(1,333)	$(1,184)
Amounts recognized in the balance sheet
Non-current assets	$20	$5	$—	$—
Current liabilities	(59)	(54)	(5)	(5)
Non-current liabilities	(5,123)	(3,604)	(1,328)	(1,179)
	$(5,162)	$(3,653)	$(1,333)	$(1,184)
(1)The actuarial loss for both fiscal 2020 and 2019 was primarily due to a reduction in the discount rate from the rate that was used in the preceding fiscal year.
The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2020	2019	2018	2020	2019	2018
Service cost	$410	$345	$350	$10	$8	$10
Other costs (benefits):
Interest cost	527	592	489	56	67	60
Expected return on plan assets	(1,084)	(978)	(901)	(57)	(56)	(53)
Amortization of prior-year service costs	13	13	13	—	—	—
Recognized net actuarial loss	544	260	348	14	—	14
Total other costs (benefits)	—	(113)	(51)	13	11	21
Net periodic benefit cost	$410	$232	$299	$23	$19	$31
In fiscal 2019, the Company adopted new FASB accounting guidance on the presentation of the components of net periodic pension and postretirement benefit cost (“net periodic benefit cost”). This guidance requires the Company to present the service cost component of net periodic benefit cost in the same line items on the statement of operations as other compensation costs of the related employees (i.e. “Costs and expenses” in the Consolidated Statements of Operations). All of the other components of net periodic benefit cost (“other costs/benefits”) are presented as a component of “Interest expense, net” in the Consolidated Statements of Operations. The other costs/benefits in fiscal 2018 were not material and are reported in “Costs and expenses”.
In fiscal 2021, we expect pension and postretirement medical costs to increase by $143 million to $576 million due to the impacts of updated mortality assumptions and a lower discount rate.

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2020	2019	2018	2020	2019	2018
Discount rate used to determine the fiscal year‑end benefit obligation	2.82%	3.22%	4.31%	2.80%	3.22%	4.31%
Discount rate used to determine the interest cost component of net periodic benefit cost	2.94%	4.09%	3.46%	2.95%	4.10%	3.49%
Rate of return on plan assets	7.00%	7.25%	7.50%	7.00%	7.25%	7.50%
Weighted average rate of compensation increase to determine the fiscal year‑end benefit obligation	3.20%	3.20%	3.20%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.25%	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2034	2033	2032
AOCI, before tax, as of October 3, 2020 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$27	$—	$27
Net actuarial loss	8,915	429	9,344
Total amounts included in AOCI	8,942	429	9,371
Prepaid (accrued) pension cost	(3,780)	904	(2,876)
Net balance sheet liability	$5,162	$1,333	$6,495
Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $19.5 billion, $18.1 billion and $14.4 billion, respectively, as of October 3, 2020 and $17.5 billion, $16.1 billion and $13.9 billion, respectively, as of September 28, 2019.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $19.8 billion and $14.6 billion, respectively, as of October 3, 2020 and $18.5 billion and $14.8 billion respectively, as of September 28, 2019.
The Company’s total accumulated pension benefit obligations at October 3, 2020 and September 28, 2019 were $19.1 billion and $17.0 billion, respectively. Approximately 98% was vested as of both October 3, 2020 and September 28, 2019.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $2.1 billion and $0.8 billion, respectively, at October 3, 2020 and $1.9 billion and $0.8 billion, respectively, at September 28, 2019.
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

Asset Class	Minimum	Maximum

Equity investments	30%	60%
Fixed income investments	20%	40%
Alternative investments	10%	30%
Cash & money market funds	—%	10%
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
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at October 3, 2020 and September 28, 2019 are the same.
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

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of October 3, 2020
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$207	$—	$207	1%
Common and preferred stocks(1)	3,308	—	3,308	20%
Mutual funds	1,154	—	1,154	7%
Government and federal agency bonds, notes and MBS	2,326	354	2,680	16%
Corporate bonds	—	935	935	6%
Other mortgage- and asset-backed securities	—	106	106	1%
Derivatives and other, net	(2)	7	5	—%
Total investments in the fair value hierarchy	$6,993	$1,402	$8,395

Assets valued at NAV as a practical expedient:
Common collective funds			3,993	24%
Alternative investments			3,375	21%
Money market funds and other			606	4%
Total investments at fair value			$16,369	100%

	As of September 28, 2019
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$197	$—	$197	1%
Common and preferred stocks(1)	3,468	—	3,468	22%
Mutual funds	1,140	—	1,140	7%
Government and federal agency bonds, notes and MBS	2,042	404	2,446	16%
Corporate bonds	—	580	580	4%
Other mortgage- and asset-backed securities	—	127	127	1%
Derivatives and other, net	(6)	(21)	(27)	—%
Total investments in the fair value hierarchy	$6,841	$1,090	$7,931

Assets valued at NAV as a practical expedient:
Common collective funds			3,691	24%
Alternative investments			2,725	17%
Money market funds and other			1,293	8%
Total investments at fair value			$15,640	100%
(1)Includes 2.9 million shares of Company common stock valued at $355 million (2% of total plan assets) and 2.9 million shares valued at $373 million (2% of total plan assets) at October 3, 2020 and September 28, 2019, respectively.
Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At October 3, 2020, the total committed capital still uncalled and unpaid was $1.0 billion.
Plan Contributions
During fiscal 2020, the Company made $673 million of contributions to its pension and postretirement medical plans. The Company currently expects to make approximately $500 million to $600 million in pension and postretirement medical plan contributions in fiscal 2021. Final minimum funding requirements for fiscal 2021 will be determined based on a January 1, 2021 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2021.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2021	$678	$59
2022	661	63
2023	691	67
2024	729	72
2025	771	76
2026 – 2030	4,433	446
(1)Estimated future benefit payments are net of expected Medicare subsidy receipts of $85 million.
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

Equity Securities	6%	to	10%
Debt Securities	2%	to	4%
Alternative Investments	6%	to	11%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2020 actuarial valuation assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over fourteen years until reaching 4.25%.
Sensitivity — A one percentage point (ppt) change in the discount rate and expected long-term rate of return on plan assets would have the following effects on the projected benefit obligations for pension and postretirement medical plans as of October 3, 2020 and on cost for fiscal 2021:

	Discount Rate		Expected Long-Term Rate of Return On Assets
Increase (decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense
1 ppt decrease	$351	$3,988	$164
1 ppt increase	(303)	(3,380)	(164)
Multiemployer Benefit Plans
The Company participates in a number of multiemployer pension plans under union and industry-wide collective bargaining agreements that cover our union-represented employees and expenses its contributions to these plans as incurred. These plans generally provide for retirement, death and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods and benefit formulas. The risks of participating in these multiemployer plans are different from single-employer plans. For example:
•Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers.
•If a participating employer chooses to stop participating in these multiemployer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan.
The Company also participates in several multiemployer health and welfare plans that cover both active and retired employees. Health care benefits are provided to participants who meet certain eligibility requirements under the applicable collective bargaining unit.
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans:

	2020	2019	2018
Pension plans	$221	$189	$144
Health & welfare plans	217	218	172
Total contributions	$438	$407	$316
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. In fiscal 2020, 2019 and 2018, the costs of these defined contribution plans were $217 million, $208 million and $162 million, respectively. The Company also has defined contribution retirement plans for employees in our international operations. The costs of these defined contribution plans were $25 million, $25 million and $21 million in fiscal years 2020, 2019 and 2018, respectively.
12Equity
The Company paid the following dividends in fiscal 2020, 2019 and 2018:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Second Quarter of Fiscal 2020	Second Half 2019
$0.88	$1.6 billion	Fourth Quarter of Fiscal 2019	First Half 2019
$0.88	$1.3 billion	Second Quarter of Fiscal 2019	Second Half 2018
$0.84	$1.2 billion	Fourth Quarter of Fiscal 2018	First Half 2018
$0.84	$1.3 billion	Second Quarter of Fiscal 2018	Second Half 2017
The Board of Directors did not declare a dividend with respect to fiscal year 2020 operations.
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
In March 2019, Legacy Disney terminated its share repurchase program, and 1.4 billion treasury shares were canceled, which resulted in a decrease to common stock and retained earnings of $17.6 billion and $49.1 billion, respectively. The cost of treasury shares canceled was allocated to common stock based on the ratio of treasury shares to total shares outstanding, with the excess allocated to retained earnings. At October 3, 2020, TWDC held 19 million treasury shares.
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
In fiscal 2018, the Company repurchased 35 million shares of its common stock for $3.6 billion.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Balance at September 30, 2017	$(93)	$(4,906)	$(523)	$(5,522)
Unrealized gains (losses) arising during the period	259	203	(204)	258
Reclassifications of net (gains) losses to net income	35	380	—	415
Balance at September 29, 2018	$201	$(4,323)	$(727)	$(4,849)
Unrealized gains (losses) arising during the period	136	(3,457)	(359)	(3,680)
Reclassifications of net (gains) losses to net income	(185)	278	—	93
Reclassifications to retained earnings	(23)	—	—	(23)
Balance at September 28, 2019	$129	$(7,502)	$(1,086)	$(8,459)
Unrealized gains (losses) arising during the period	(57)	(2,468)	(2)	(2,527)
Reclassifications of net (gains) losses to net income	(263)	547	—	284
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Balance at September 30, 2017	$39	$1,839	$116	$1,994
Unrealized gains (losses) arising during the period	(68)	(47)	(13)	(128)
Reclassifications of net (gains) losses to net income	(12)	(102)	—	(114)
Balance at September 29, 2018	$(41)	$1,690	$103	$1,752
Unrealized gains (losses) arising during the period	(31)	797	28	794
Reclassifications of net (gains) losses to net income	43	(64)	—	(21)
Reclassifications to retained earnings(2)	—	(667)	(16)	(683)
Balance at September 28, 2019	$(29)	$1,756	$115	$1,842
Unrealized gains (losses) arising during the period	8	572	24	604
Reclassifications of net (gains) losses to net income	61	(127)	—	(66)
Balance at October 3, 2020	$40	$2,201	$139	$2,380

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Balance at September 30, 2017	$(54)	$(3,067)	$(407)	$(3,528)
Unrealized gains (losses) arising during the period	191	156	(217)	130
Reclassifications of net (gains) losses to net income	23	278	—	301
Balance at September 29, 2018	$160	$(2,633)	$(624)	$(3,097)
Unrealized gains (losses) arising during the period	105	(2,660)	(331)	(2,886)
Reclassifications of net (gains) losses to net income	(142)	214	—	72
Reclassifications to retained earnings(2)	(23)	(667)	(16)	(706)
Balance at September 28, 2019	$100	$(5,746)	$(971)	$(6,617)
Unrealized gains (losses) arising during the period	(49)	(1,896)	22	(1,923)
Reclassifications of net (gains) losses to net income	(202)	420	—	218
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
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
Details about AOCI components reclassified to net income are as follows:

Gains (losses) in net income:	Affected line item in the Consolidated Statements of Operations:	2020	2019	2018
Market value adjustments, primarily cash flow hedges	Primarily revenue	$263	$185	$(35)
Estimated tax	Income taxes	(61)	(43)	12
		202	142	(23)

Pension and postretirement medical expense	Cost and expenses	—	—	(380)
	Interest expense, net	(547)	(278)	—
Estimated tax	Income taxes	127	64	102
		(420)	(214)	(278)

Total reclassifications for the period		$(218)	$(72)	$(301)

13Equity-Based Compensation
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
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of October 3, 2020, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 160 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 77 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
Each year, generally during the first half of the year, the Company awards stock options and restricted stock units to a broad-based group of management, technology and creative personnel. The fair value of options is estimated based on the binomial valuation model. The binomial valuation model takes into account variables such as volatility, dividend yield and the risk-free interest rate. The binomial valuation model also considers the expected exercise multiple (the multiple of exercise price to grant price at which exercises are expected to occur on average) and the termination rate (the probability of a vested option being canceled due to the termination of the option holder) in computing the value of the option.
The weighted average assumptions used in the option-valuation model were as follows:

	2020	2019	2018
Risk-free interest rate	1.8%	2.8%	2.4%
Expected volatility	23%	23%	23%
Dividend yield	1.36%	1.61%	1.57%
Termination rate	5.8%	4.8%	4.8%
Exercise multiple	1.83	1.75	1.75
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
Compensation expense related to stock options and RSUs is as follows:

	2020	2019	2018
Stock option	$101	$84	$87
RSUs(1)	424	627	306
Total equity-based compensation expense(2)	525	711	393
Tax impact	(118)	(161)	(99)
Reduction in net income	$407	$550	$294
Equity-based compensation expense capitalized during the period	$87	$81	$70
(1)Fiscal 2019 includes a $164 million charge for acceleration of TFCF performance RSUs converted to Company RSUs in connection with the TFCF acquisition (see Note 4).
(2)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.

The following table summarizes information about stock option transactions in fiscal 2020 (shares in millions):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	23	$90.05
Awards forfeited	(1)	127.94
Awards granted	4	147.04
Awards exercised	(3)	80.17
Outstanding at end of year	23	$101.41
Exercisable at end of year	13	$84.50
The following tables summarize information about stock options vested and expected to vest at October 3, 2020 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$0	—	$50	2	$40.54	1.2
$51	—	$80	3	61.03	2.7
$81	—	$110	4	98.65	5.3
$111	—	$140	4	112.32	6.5
			13

			Expected to Vest
Range of Exercise Prices			Number of Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$100	—	$125	5	$110.06	7.6
$126	—	$150	4	147.84	9.2
			9
(1)Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions in fiscal 2020 (shares in millions):

	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	12	$110.84
Granted(1)	6	142.77
Vested	(5)	108.13
Forfeited	(1)	117.25
Unvested at end of year (2)(3)	12	$128.56
(1)Includes 0.2 million Performance RSUs.
(2)Includes 1.4 million Performance RSUs.
(3)Excludes Performance RSUs issued in September 2018 and December 2019, for which vesting is subject to service conditions and the number of units vesting is subject to the discretion of the CEO. At October 3, 2020, the maximum number of these Performance RSUs that could be issued upon vesting is 0.1 million.
The weighted average grant-date fair values of options granted during fiscal 2020, 2019 and 2018 were $36.19, $28.76 and $28.01, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2020, 2019 and 2018 totaled $989 million, $646 million and $585 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at October 3, 2020 were $514 million and $63 million, respectively.

As of October 3, 2020, unrecognized compensation cost related to unvested stock options and RSUs was $140 million and $850 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.6 years for stock options and 1.9 years for RSUs.
Cash received from option exercises for fiscal 2020, 2019 and 2018 was $305 million, $318 million and $210 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSUs vesting for fiscal 2020, 2019 and 2018 was approximately $220 million, $145 million and $160 million, respectively.
14Detail of Certain Balance Sheet Accounts

Current receivables	October 3, 2020	September 28, 2019

Accounts receivable	$11,299	$12,930
Other	1,835	2,894
Allowance for doubtful accounts	(426)	(343)
	$12,708	$15,481

Parks, resorts and other property
Attractions, buildings and improvements	$31,279	$29,509
Furniture, fixtures and equipment	22,976	21,265
Land improvements	6,828	6,649
Leasehold improvements	1,028	1,166
	62,111	58,589
Accumulated depreciation	(35,517)	(32,415)
Projects in progress	4,449	4,264
Land	1,035	1,165
	$32,078	$31,603

Intangible assets
Character/franchise intangibles, copyrights and trademarks	$10,572	$10,577
MVPD agreements	8,098	9,900
Other amortizable intangible assets	4,309	4,291
Accumulated amortization	(5,598)	(3,393)
Net amortizable intangible assets	17,381	21,375
Indefinite lived intangible assets	1,792	1,840
	$19,173	$23,215

Accounts payable and other accrued liabilities
Accounts payable	$12,663	$13,778
Payroll and employee benefits	2,925	3,010
Other	1,213	974
	$16,801	$17,762

Other long-term liabilities
Pension and postretirement medical plan liabilities	$6,451	$4,783
Other	10,753	8,977
	$17,204	$13,760

15Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, films and other programming, totaling approximately $46.4 billion, including approximately $3.1 billion for available programming as of October 3, 2020, and approximately $40.6 billion related to sports programming rights, primarily for college football (including bowl games and the College Football Playoff) and basketball, NBA, NFL, UFC, MLB, Cricket, US Open Tennis, Top Rank Boxing, the PGA Championship and various soccer rights.
The Company has entered into operating leases for various real estate and equipment needs, including office space for general and administrative purposes, production facilities, retail outlets and distribution centers for consumer products, land and content broadcast equipment. In addition, the Company has non-cancelable financing leases, primarily for land and broadcast equipment. See Note 16 for discussion of the Company’s operating and financing lease commitments.
The Company also has contractual commitments for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives.
Contractual commitments for broadcast programming rights and other commitments including cruise ships and creative talent totaled $58.8 billion at October 3, 2020, payable as follows:

Fiscal Year:	Broadcast Programming	Other	Total
2021	$12,043	$3,051	$15,094
2022	8,632	2,291	10,923
2023	6,030	988	7,018
2024	4,972	1,263	6,235
2025	5,058	1,060	6,118
Thereafter	9,643	3,737	13,380
	$46,378	$12,390	$58,768
Certain broadcast programming rights have payments that are variable based primarily on revenues and are not included in the table above.
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of October 3, 2020, the remaining debt service obligation guaranteed by the Company was $232 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
16Leases
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
•To capitalize indirect costs; and
•Existing land easements are leases.
The adoption of the new guidance resulted in the recognition of approximately $3.7 billion of right-of-use assets and lease liabilities, which were measured by the present value of the remaining minimum lease payments. In accordance with the guidance, the Company elected to exclude from the measurement of the right-of-use asset and lease liability leases with a remaining term of one year (“Short-term leases”).
The present value of the lease payments was calculated using the Company’s incremental borrowing rate applicable to the lease, which is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.
At adoption, in the Consolidated Balance Sheet we also reclassified:
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
Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of October 3, 2020, our operating leases have a weighted-average remaining lease term of approximately 10 years, and our finance leases have a weighted-average remaining lease term of approximately 23 years. The weighted-average incremental borrowing rate is 2.5% and 6.3%, for our operating leases and finance leases, respectively. Additionally, as of October 3, 2020, the Company had signed non-cancelable lease agreements with total estimated future lease payments of approximately $277 million that had not yet commenced and therefore are not included in the measurement of the right-of-use asset and lease liability.

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

October 3, 2020
Right-of-use assets(1)
Operating leases	$3,687
Finance leases	361
Total right-of-use assets	4,048

Short-term lease liabilities(2)
Operating leases	747
Finance leases	37
784
Long-term lease liabilities(3)
Operating leases	2,640
Finance leases	271
2,911
Total lease liabilities	$3,695
(1)Included in “Other assets” in the Consolidated Balance Sheet. Includes approximately $0.6 billion of long-term prepaid rent that was presented as a right-of-use asset upon adoption.
(2)Included in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheet.
(3)Included in “Other long-term liabilities” in the Consolidated Balance Sheet.
The components of lease expense for the year ended October 3, 2020 are as follows:

Finance lease cost
Amortization of right-of-use assets	$37
Interest on lease liabilities	16
Operating lease cost	899
Variable fees and other(1)	491
Total lease cost	$1,443
(1)Includes variable lease payments related to our operating and finance leases and costs of Short-term leases, net of sublease income.
Rental expense for operating leases during fiscal 2019 and 2018, including common-area maintenance and contingent rentals, was $1.1 billion and $0.9 billion, respectively.
Cash paid during the year ended October 3, 2020 for amounts included in the measurement of lease liabilities as of the beginning of the reporting period is as follows:

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$879
Operating cash flows for finance leases	16
Financing cash flows for finance leases	37
Total	$932

Future minimum lease payments, as of October 3, 2020, are as follows:

	Operating	Financing
Fiscal year:
2021	$840	$56
2022	635	56
2023	494	51
2024	367	40
2025	310	35
Thereafter	1,565	482
Total undiscounted future lease payments	4,211	720
Less: Imputed interest	(824)	(412)
Total reported lease liability	$3,387	$308
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

17Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 11 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at October 3, 2020
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$1,057	$—	$1,057
Derivatives
Interest rate	—	515	—	515
Foreign exchange	—	505	—	505
Other	—	1	—	1
Liabilities
Derivatives
Interest rate	—	(4)	—	(4)
Foreign exchange	—	(549)	—	(549)
Other	—	(22)	—	(22)
Total recorded at fair value	$—	$1,503	$—	$1,503
Fair value of borrowings	$—	$63,370	$1,448	$64,818

	Fair Value Measurement at September 28, 2019
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$13	$—	$—	$13
Derivatives
Interest rate	—	89	—	89
Foreign exchange	—	771	—	771
Other	—	1	—	1
Liabilities
Derivatives
Interest rate	—	(93)	—	(93)
Foreign exchange	—	(544)	—	(544)
Other	—	(4)	—	(4)
Total recorded at fair value	13	220	—	233
Fair value of borrowings	$—	$48,709	$1,249	$49,958
The fair values of Level 2 investments are based on quoted market prices, adjusted for trading restrictions.
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
The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. In the third quarter of fiscal 2020, the Company recorded impairment charges for goodwill and intangible assets as disclosed in Note 19. The fair value of these assets reflected the estimated discounted future cash flows, which is a Level 3 valuation technique (see Note 19 for a discussion of the more significant inputs used in our discounted cash flow analysis).
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of October 3, 2020, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings and maintains short-term liquidity needs in high quality money market funds. As of October 3, 2020, the Company’s balances with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 26% of total cash and cash equivalents. At October 3, 2020, the Company did not have balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at October 3, 2020 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.
18Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of October 3, 2020
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$184	$132	$(77)	$(273)
Interest rate	—	515	(4)	—
Other	1	—	(15)	(4)
Derivatives not designated as hedges
Foreign exchange	53	136	(98)	(101)
Interest Rate	—	—	—	—
Other	—	—	(3)	—
Gross fair value of derivatives	238	783	(197)	(378)
Counterparty netting	(143)	(378)	184	338
Cash collateral (received) paid	(26)	(142)	—	9
Net derivative positions	$69	$263	$(13)	$(31)

	As of September 28, 2019
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$302	$241	$(67)	$(244)
Interest rate	—	89	(82)	—
Other	1	—	(3)	(1)
Derivatives not designated as hedges
Foreign exchange	65	163	(107)	(126)
Interest Rate	—	—	—	(11)
Gross fair value of derivatives	368	493	(259)	(382)
Counterparty netting	(231)	(345)	258	318
Cash collateral (received) paid	(55)	(6)	—	7
Net derivative positions	$82	$142	$(1)	$(57)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of October 3, 2020 and September 28, 2019, the total notional amount of the Company’s pay-floating interest rate swaps was $15.8 billion and $9.9 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings(1)		Fair Value Adjustments Included in Hedged Borrowings(1)
	October 3, 2020	September 28, 2019	October 3, 2020	September 28, 2019
Borrowings:
Current	$753	$1,121	$4	$(3)
Long-term	16,229	9,562	505	34
	$16,982	$10,683	$509	$31
(1)Includes $34 million and $37 million of gains on terminated interest rate swaps as of October 3, 2020 and September 28, 2019, respectively.
The following amounts are included in “Interest expense, net” in the Consolidated Statements of Operations:

	2020	2019	2018
Gain (loss) on:
Pay-floating swaps	$479	$337	$(230)
Borrowings hedged with pay-floating swaps	(479)	(337)	230
Benefit (expense) associated with interest accruals on pay-floating swaps	28	(58)	(15)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at October 3, 2020 or at September 28, 2019, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal 2020, 2019 and 2018 were not material.

To facilitate its interest rate risk management activities, the Company sold options in November 2016, October 2017 and April 2018 to enter into future pay-floating interest rate swaps indexed to LIBOR for $2.0 billion in future borrowings. The Company repurchased these options in July 2020 for $2 million. The fair values of these contracts were $1 million and $11 million at June 27, 2020 and September 28, 2019, respectively. The options were not designated as hedges and did not qualify for hedge accounting; accordingly, changes in their fair value were recorded in earnings. Gains and losses on the options for fiscal 2020, 2019 and 2018 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of October 3, 2020 and September 28, 2019, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.6 billion and $6.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $106 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	2020	2019
Gain (loss) recognized in Other Comprehensive Income	$(63)	$156
Gain (loss) reclassified from AOCI into the Statement of Operations(1)	269	183
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact of the designated exposure is recorded to “Interest Expense, net” to offset the foreign currency impact of the foreign currency denominated borrowing. The non-hedged exposure is recorded to AOCI and is amortized over the life of the cross currency swap. As of October 3, 2020, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($979 million). There were no designated cross currency swaps as of September 28, 2019. Fiscal 2020, gains and losses on cross currency swaps and related hedged items were not material, and there were no gains or losses in fiscal 2019 and 2018.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at October 3, 2020 and September 28, 2019 were $3.5 billion and $3.8 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Consolidated Statements of Operations:

	Costs and Expenses			Interest expense, net			Income Tax Expense
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net gains (losses) on foreign currency denominated assets and liabilities	$10	$(188)	$(146)	$1	$16	$39	$(35)	$50	$29
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(56)	123	104	—	(19)	(46)	33	(51)	(19)
Net gains (losses)	$(46)	$(65)	$(42)	$1	$(3)	$(7)	$(2)	$(1)	$10

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at October 3, 2020 and September 28, 2019 and related gains or losses recognized in earnings were not material for fiscal 2020, 2019 and 2018.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at October 3, 2020 and September 28, 2019 were not material. The related gains or losses recognized in earnings were not material for fiscal 2020, 2019 and 2018.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $53 million and $65 million at October 3, 2020 and September 28, 2019, respectively.
19Restructuring and Impairment Charges
Goodwill and Intangible Asset Impairment
Our International Channels reporting unit, which is part of the Direct-to-Consumer & International segment, comprises the Company’s international television networks. Our international television networks primarily derive revenues from affiliate fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top service providers) (MVPDs) for the right to deliver our programming under multi-year licensing agreements and the sales of advertising time/space on the networks. A majority of the operations in this reporting unit were acquired in the TFCF acquisition, and therefore the fair value of these businesses approximated the carrying value at the date of the acquisition of TFCF.
The International Channels business has been negatively impacted by the COVID-19 pandemic resulting in decreased viewership and lower advertising revenue related to the availability of content, including the deferral of certain live sporting events. The Company’s increased focus on DTC distribution in international markets is expected to negatively impact the International Channels business as we shift the primary means of monetizing our film and television content from licensing of linear channels to use on our DTC services because the International Channels reporting unit valuation does not include the value derived from this shift, which is reflected in other reporting units. In addition, the industry shift to DTC, including by us and many of our distributors, who are pursuing their own DTC strategies, has changed the competitive dynamics for the International Channels business and resulted in unfavorable renewal terms for certain of our distribution agreements.
Due to these circumstances, in the third quarter of fiscal 2020, we tested the International Channels’ goodwill and long-lived assets (including intangible assets) for impairment.
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
In the third quarter of fiscal 2020, we recorded a non-cash impairment charge primarily on our MVPD agreement intangible assets of $1.9 billion. As of October 3, 2020, the remaining balance of the International Channels MVPD agreement intangible assets is approximately $3.0 billion.
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
In the third quarter of fiscal 2020, the carrying value of the International Channels exceeded the fair value, and we recorded a non-cash impairment charge of $3.1 billion to fully impair the International Channels reporting unit goodwill.
The $1.9 billion impairment of our MVPD relationships and $3.1 billion impairment of goodwill are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations.
TFCF Integration
In fiscal 2019, the Company implemented a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF. The restructuring plan is substantially complete as of the end of fiscal 2020. In connection with this plan, during fiscal 2020, the Company recorded $0.5 billion of restructuring charges, which included $0.4 billion of severance (including employee contract terminations). To date, we have recorded restructuring charges of $1.7 billion, including $1.2 billion related to severance and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations. With the TFCF integration efforts nearly complete, the Company expects that total severance and other restructuring charges will remain at approximately $1.7 billion.
The changes in restructuring reserves related to the TFCF integration for fiscal 2019 and 2020 are as follows:

Balance at September 29, 2018	$—
Additions in fiscal 2019:
Media Networks	90
Parks, Experiences and Products	11
Studio Entertainment	197
Direct-to-Consumer & International	426
Corporate	182
Total additions in fiscal 2019	906
Payments in fiscal 2019	(230)
Balance at September 28, 2019	676
Additions in fiscal 2020:
Media Networks	26
Parks, Experiences and Products	9
Studio Entertainment	92
Direct-to-Consumer & International	264
Corporate	62
Total additions in fiscal 2020	453
Payments in fiscal 2020	(772)
Balance at October 3, 2020	$357
Other
In the fourth quarter of fiscal 2020, the Company approved a workforce reduction plan, primarily at the Parks, Experiences and Products segment, which we expect to be completed by the end of fiscal 2021. The Company recorded

$287 million of restructuring charges for severance related to this plan in fiscal 2020. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations.
20New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2020
•Leases - See Note 16
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued new accounting guidance which modifies existing guidance related to the measurement of credit losses on financial instruments, including trade and loan receivables. The new guidance requires the allowance for credit losses to be measured based on expected losses over the life of the asset rather than incurred losses. The guidance is effective at the beginning of the Company’s 2021 fiscal year. The adoption will not have a material impact on our financial statements.

QUARTERLY FINANCIAL SUMMARY
(in millions, except per share data)

(unaudited)	Q1(1)		Q2(1)		Q3(1)		Q4(1)
2020
Revenues	$20,877		$18,025		$11,779		$14,707
Income (loss) from continuing operations before income taxes	2,626		1,051		(4,840)		(580)
Segment operating income(9)	3,996		2,407		1,099		606
Net income (loss) from continuing operations	2,168		528		(4,509)		(629)
Net income (loss) attributable to Disney	2,107		460		(4,721)		(710)
Loss from discontinued operations, net of tax	(21)		(8)		(3)		—
Earnings (loss) per share:
Diluted - continuing operations	$1.17	(2)	$0.26	(3)	$(2.61)	(5)	$(0.39)	(7)
Diluted - total	1.16		0.25		(2.61)		(0.39)
Basic - continuing operations	1.18		0.26		(2.61)		(0.39)
Basic - total	1.17		0.25		(2.61)		(0.39)
2019
Revenues	$15,303		$14,924		$20,262		$19,118
Income from continuing operations before income taxes	3,431		7,236		2,009		1,247
Segment operating income(9)	3,655		3,815		3,952		3,425
Net income from continuing operations	2,786		5,589		1,616		906
Net income attributable to Disney	2,788		5,452		1,760		1,054
Income from discontinued operations, net of tax	—		22		366		299
Earnings per share:
Diluted - continuing operations	$1.86		$3.53	(4)	$0.79	(6)	$0.43	(8)
Diluted - total	1.86		3.55		0.97		0.58
Basic - continuing operations	1.87		3.55		0.79		0.43
Basic	1.87		3.56		0.98		0.58
(1)On March 20, 2019, the Company began consolidating the results of TFCF and Hulu (see Note 4). As a result, revenues and operating results in fiscal 2020 and the third and fourth quarter of fiscal 2019 reflected the impact of this transaction.
(2)Results included amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs (adverse impact of $0.30 on diluted earnings (loss) per share (EPS)) and restructuring and impairment charges (adverse impact of $0.06 on EPS).
(3)Results included amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs (adverse impact of $0.27 on EPS) and restructuring and impairment charges (adverse impact of $0.06 on EPS).
(4)Results included the Hulu gain (favorable impact of $2.46 on EPS), restructuring and impairment charges (adverse impact of $0.33 on EPS), an impairment in our investment in Vice (adverse impact of $0.18 on EPS), and amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs (adverse impact of $0.05 on EPS).
(5)Results included goodwill and intangible asset impairments at our International Channels business (adverse impact of $2.53 on EPS), amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs (adverse impact of $0.28 on EPS), restructuring and impairment charges (adverse impact of $0.04 on EPS), and the DraftKings gain (favorable impact of $0.16 on EPS).
(6)Results included amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs (adverse impact of $0.34 on EPS), restructuring and impairment charges (adverse impact of $0.09 on EPS), equity investment impairments (adverse impact of $0.08 on EPS), and an adjustment to the Hulu gain (adverse impact of $0.05 on EPS).
(7)Results included amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs (adverse impact of $0.30 on EPS), restructuring and impairment charges (adverse impact of $0.17 on EPS), the DraftKings gain (favorable impact of $0.25 on EPS), and a non-cash gain on the sale of an investment (favorable impact of $0.03 on EPS).
(8)Results included amortization related to TFCF and Hulu intangible assets and fair value step-up on film and television costs (adverse impact of $0.30 on EPS), a charge for the settlement of a portion of the debt originally assumed in the TFCF acquisition (adverse impact of $0.22 on EPS), and restructuring and impairment charges (adverse impact of $0.13), and a gain on the deemed settlement of preexisting relationships with TFCF as part of the accounting for the acquisition (favorable impact of $0.01 on EPS).
(9)Segment operating results reflect earnings before the corporate and unallocated shared expenses, restructuring and impairment charges, other income, net, interest expense, net, income taxes and noncontrolling interests.