Form 10-Q
period 2021-01-02
Walt Disney Co
filed 2021-02-11
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,815,263,899 shares of common stock outstanding as of February 3, 2021.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	January 2, 2021	December 28, 2019
Revenues:
Services	$14,871	$18,094
Products	1,378	2,783
Total revenues	16,249	20,877
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(10,738)	(11,395)
Cost of products (exclusive of depreciation and amortization)	(1,037)	(1,639)
Selling, general, administrative and other	(2,917)	(3,709)
Depreciation and amortization	(1,298)	(1,299)
Total costs and expenses	(15,990)	(18,042)
Restructuring and impairment charges	(113)	(150)
Interest expense, net	(324)	(283)
Equity in the income of investees	224	224
Income from continuing operations before income taxes	46	2,626
Income taxes on continuing operations	(16)	(458)
Net income from continuing operations	30	2,168
Loss from discontinued operations, net of income tax benefit of $4 and $7, respectively	(12)	(21)
Net income	18	2,147
Net income from continuing operations attributable to noncontrolling interests	(1)	(40)
Net income attributable to The Walt Disney Company (Disney)	$17	$2,107

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$0.02	$1.17
Discontinued operations	(0.01)	(0.01)
	$0.01	$1.16
Basic
Continuing operations	$0.02	$1.18
Discontinued operations	(0.01)	(0.01)
	$0.01	$1.17

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,823	1,817
Basic	1,812	1,805
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	January 2, 2021	December 28, 2019
Net income	$18	$2,147
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	(173)	(107)
Pension and postretirement medical plan adjustments	150	107
Foreign currency translation and other	277	127
Other comprehensive income	254	127
Comprehensive income	272	2,274
Net income from continuing operations attributable to noncontrolling interests	(1)	(40)
Other comprehensive income attributable to noncontrolling interests	(73)	(43)
Comprehensive income attributable to Disney	$198	$2,191
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	January 2, 2021	October 3, 2020
ASSETS
Current assets
Cash and cash equivalents	$17,068	$17,914
Receivables	14,051	12,708
Inventories	1,480	1,583
Content advances	1,423	2,171
Other current assets	852	875
Total current assets	34,874	35,251
Produced and licensed content costs	25,929	25,022
Investments	4,037	3,903
Parks, resorts and other property
Attractions, buildings and equipment	63,017	62,111
Accumulated depreciation	(36,380)	(35,517)
	26,637	26,594
Projects in progress	4,547	4,449
Land	1,079	1,035
	32,263	32,078
Intangible assets, net	18,642	19,173
Goodwill	77,800	77,689
Other assets	8,343	8,433
Total assets	$201,888	$201,549

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$16,846	$16,801
Current portion of borrowings	5,397	5,711
Deferred revenue and other	4,303	4,116
Total current liabilities	26,546	26,628
Borrowings	52,878	52,917
Deferred income taxes	7,201	7,288
Other long-term liabilities	17,205	17,204
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	9,330	9,249
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	54,663	54,497
Retained earnings	38,456	38,315
Accumulated other comprehensive loss	(8,141)	(8,322)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	84,071	83,583
Noncontrolling interests	4,657	4,680
Total equity	88,728	88,263
Total liabilities and equity	$201,888	$201,549
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	January 2, 2021	December 28, 2019
OPERATING ACTIVITIES
Net income from continuing operations	$30	$2,168
Depreciation and amortization	1,298	1,299
Net gain on investments	(80)	3
Deferred income taxes	(105)	534
Equity in the income of investees	(224)	(224)
Cash distributions received from equity investees	193	219
Net change in produced and licensed content costs and advances	771	(77)
Net change in operating lease right of use assets / liabilities	36	(2)
Equity-based compensation	134	115
Other	90	66
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(1,324)	(1,424)
Inventories	94	81
Other assets	(136)	(158)
Accounts payable and other liabilities	(642)	(714)
Income taxes	(60)	(256)
Cash provided by operations - continuing operations	75	1,630

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(760)	(1,338)
Other	28	(12)
Cash used in investing activities - continuing operations	(732)	(1,350)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	(179)	1,172
Borrowings	1	51
Reduction of borrowings	(139)	(46)
Proceeds from exercise of stock options	209	126
Other	(225)	(186)
Cash provided by (used in) financing activities - continuing operations	(333)	1,117

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by (used in) operations - discontinued operations	9	(19)

Impact of exchange rates on cash, cash equivalents and restricted cash	139	41

Change in cash, cash equivalents and restricted cash	(842)	1,419
Cash, cash equivalents and restricted cash, beginning of period	17,954	5,455
Cash, cash equivalents and restricted cash, end of period	$17,112	$6,874
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income (loss)	—	—	17	181	—	198	(6)	192
Equity compensation activity	4	165	—	—	—	165	—	165
Contributions	—	—	—	—	—	—	5	5
Cumulative effect of accounting change	—	—	110	—	—	110	—	110
Distributions and other	—	1	14	—	—	15	(22)	(7)
Balance at January 2, 2021	1,814	$54,663	$38,456	$(8,141)	$(907)	$84,071	$4,657	$88,728

Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income	—	—	2,107	84	—	2,191	17	2,208
Equity compensation activity	3	88	—	—	—	88	—	88
Dividends	—	—	(1,587)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	20	20
Cumulative effect of accounting change	—	—	197	—	—	197	—	197
Distributions and other	—	—	(9)	—	—	(9)	(33)	(42)
Balance at December 28, 2019	1,805	$53,995	$43,202	$(6,533)	$(907)	$89,757	$5,016	$94,773
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the quarter ended January 2, 2021 are not necessarily indicative of the results that may be expected for the year ending October 2, 2021.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. The term “TWDC” is used to refer to the parent company.
These financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.
The Fox sports media business in Mexico, along with another Fox business divested in fiscal 2020, are presented as discontinued operations in the Condensed Consolidated Statements of Income. At January 2, 2021 and October 3, 2020, the assets and liabilities of the sports media operation in Mexico are not material and are included in other assets and other liabilities in the Condensed Consolidated Balance Sheet.
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
Redeemable Noncontrolling Interests
The Company consolidates the results of certain subsidiaries that are less than 100% owned and for which the noncontrolling interest shareholders have the rights to require the Company to purchase their interests in these subsidiaries. The most significant of these are Hulu LLC (Hulu) and BAMTech LLC (BAMTech).
Hulu provides direct-to-consumer (DTC) streaming services and is owned 67% by the Company and 33% by NBC Universal (NBCU). In May 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. Under the agreement, beginning in January 2024, NBCU has the option to require the Company to purchase NBCU’s interest in Hulu and the Company has the option to require NBCU to sell its interest in Hulu to the Company, based on NBCU’s equity ownership percentage of the greater of Hulu’s then fair value or $27.5 billion.
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At January 2, 2021, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.2 billion.
BAMTech provides streaming technology services to third parties and is owned 75% by the Company, 15% by Major League Baseball (MLB) and 10% by the National Hockey League (NHL), both of which have the right to sell their interests to the Company in the future.
MLB has the right to sell its interest to the Company and the Company has the right to buy MLB’s interest starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition). The NHL

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
can sell its interest to the Company in 2021 for $350 million. The Company has the right to acquire the NHL interest in 2021 for $500 million.
The MLB and NHL interests are required to be recorded at a minimum value equal to the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends (“adjusted value”) or (ii) an accreted value from the date of the acquisition to the applicable redemption date (“accreted value”). As the accreted value is generally always higher than the adjusted value, the MLB and NHL interests are not allocated their portion of BAMTech losses. Therefore, the MLB and NHL interests are accreted to the estimated redemption value as of the earliest redemption date. As of January 2, 2021, the guaranteed floor value for the MLB interest, accreted from the date of acquisition, was $724 million. As of January 2, 2021, the accreted value of the NHL interest was $325 million.
Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders and are recorded in “Net income from continuing operations attributable to noncontrolling interests” on the Condensed Consolidated Statements of Income.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made in the fiscal 2020 financial statements and notes to conform to the fiscal 2021 presentation.
2.Description of Business and Segment Information
Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer in order to decide how to allocate resources and to assess performance.
Effective at the beginning of the first quarter of fiscal 2021, we changed the presentation of segment operating results as discussed below and have recast our fiscal 2020 segment operating results to align with the fiscal 2021 presentation.
Media and Entertainment Reorganization
In October 2020, the Company reorganized its media and entertainment operations, which have been previously reported in three segments: Media Networks, Studio Entertainment and Direct-to-Consumer & International. Under this reorganization, a single group is responsible for distributing all of the Company’s media and entertainment content across all platforms globally. This distribution organization will have full accountability for the financial results of the media and entertainment businesses, and content will be created by three production groups: Studios, General Entertainment and Sports.
As a result of the reorganization, effective at the beginning of the first quarter of fiscal 2021, the financial results of the media and entertainment businesses will be reported as one segment, Disney Media and Entertainment Distribution (DMED). We will report operating results for the DMED segment across three significant lines of business/distribution platforms: Direct-to-Consumer (DTC), Linear Networks and Content Sales/Licensing (primarily comprising theatrical, home entertainment and third-party television and subscription video-on-demand “TV/SVOD” distribution globally).
Intersegment Transfer Pricing
Under our previous segment structure, in certain instances production and distribution activities were in different segments. In these situations, for segment financial accounting purposes, the producer segment would recognize revenue based on an intersegment transfer price that included a “mark-up”. These transactions were reported “gross” (i.e. the segment producing the content reported revenue and the mark-up from intersegment transactions, and the required eliminations were reported on a separate “Eliminations” line when presenting a summary of our segment results). Under our new segment structure, the operating results of the production and distribution activities are reported in the same segment, and the fully loaded production cost will be allocated across the distribution platforms which are utilizing the content.
Elimination of Consumer Products Revenue Share
Under our legacy segment financial reporting, the Studio Entertainment segment received a revenue share related to the consumer products business, which is included in the Disney Parks, Experiences and Products (DPEP) segment. Under the new reporting structure, DMED will not receive a revenue share from DPEP related to the consumer products business.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

DESCRIPTION OF BUSINESS
Disney Media and Entertainment Distribution
•Significant operations:
◦Linear Networks
▪Domestic Channels: ABC Television Network and eight owned ABC television stations (Broadcasting), and Disney, ESPN, Freeform, FX and National Geographic branded domestic television networks (Cable)
▪International Channels: Disney, ESPN, Fox, National Geographic and Star branded television networks outside the U.S.
▪A 50% equity investment in A+E Television Networks (A+E), which operates a variety of cable channels including A&E, HISTORY and Lifetime
◦Direct-to-Consumer
▪Disney+, Disney+Hotstar, ESPN+, Hulu and Star+ DTC streaming services
◦Content Sales/Licensing
▪Sale of film and television content to third-party television and subscription video-on-demand (TV/SVOD) services
▪Theatrical distribution
▪Home entertainment distribution (DVD, Blu-ray and electronic home video licenses)
•Music distribution
•Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
•DMED also includes the following activities that are reported with Content Sales/Licensing:
◦Post-production services through Industrial Light & Magic and Skywalker Sound
◦A 30% ownership interest in Tata Sky Limited, which operates a direct-to-home satellite distribution platform in India
•Significant revenues:
◦Affiliate fees - Fees charged by our linear networks to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. Hulu, YouTube TV) service providers) (MVPDs) and to television stations affiliated with the ABC Network for the right to deliver our programming to their customers
◦Advertising - Sales of advertising time/space on our networks, DTC streaming services and owned television stations
◦Subscription fees - Fees charged to customers/subscribers for our DTC services
◦TV/SVOD distribution - Licensing fees and other revenue for the right to use our film and television productions and revenue from fees charged to customers to view our sports programming (“pay-per-view”) and Premier Access content. TV/SVOD distribution revenue is primarily reported in Content Sales/Licensing, except for pay-per-view and Premier Access revenue, which is reported in Direct-to-Consumer
◦Theatrical distribution - Rentals from licensing our film productions to theaters
◦Home entertainment - Sale of our film and television content to retailers and distributors in home video formats
◦Other content sales/licensing revenue - Revenues from licensing our music, ticket sales from stage play performances and fees from licensing our intellectual properties for use in stage plays
◦Other revenue - Fees from sub-licensing of sports programming rights (reported in Linear Networks) and post-production services (reported with Content Sales/Licensing)
•Significant expenses:
◦Operating expenses consist primarily of programming and production costs. technical support costs, operating labor, distribution costs and costs of sales. Operating expenses also includes fees paid to Linear Networks from other DMED business for the right to air the linear networks feed and other services. Programming and production costs include amortization of acquired licensed programming rights (including sports rights), amortization of capitalized production costs (including participations and residuals) and production costs related to live

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

programming such as news and sports. Programming and production costs are largely incurred across three content creation groups, as follows:
▪Studios - Primarily capitalized production costs related to feature films produced under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar and Searchlight Pictures banners
▪General Entertainment - Primarily acquisition of rights to and internal production of episodic television programs and news content. Internal content is generally produced by the following television studios: ABC Signature; 20th Television; Disney Television Animation, FX Productions and various studios for which we commission productions for our branded channels and DTC services
▪Sports - Primarily acquisition of professional and college sports programming rights and related production costs
◦Selling, general and administrative costs
◦Depreciation and amortization
Disney Parks, Experiences and Products
•Significant operations:
◦Parks & Experiences:
▪Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort; Shanghai Disney Resort. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort
▪Disney Cruise Line, Disney Vacation Club and Aulani, a Disney Resort & Spa in Hawaii
◦Consumer Products:
▪Licensing of our trade names, characters, visual, literary and other intellectual properties to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
▪Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, comic books and magazines
•Significant revenues:
◦Theme park admissions - Sales of tickets for admission to our theme parks
◦Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships
◦Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties
◦Merchandise licensing and retail:
▪Merchandise licensing - Royalties from licensing our intellectual properties for use on consumer goods
▪Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as to wholesalers (including books, comic books and magazines)
◦Parks licensing and other - Revenues from sponsorships and co-branding opportunities and real estate rent and sales. In addition, we earn royalties on Tokyo Disney Resort revenues
•Significant expenses:
◦Operating expenses consist primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
◦Selling, general and administrative costs
◦Depreciation and amortization
SEGMENT INFORMATION
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income, net interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees and excludes impairments of certain equity investments and acquisition accounting amortization of TFCF Corporation (TFCF) and Hulu assets (i.e. intangible assets and the fair value step-up for film and

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

television costs) recognized in connection with the TFCF acquisition in fiscal 2019 (TFCF and Hulu acquisition amortization). Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption.
Impact of COVID-19
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at DPEP where our theme parks have been closed or operating at significantly reduced capacity and cruise ship sailings and guided tours have been suspended. We have delayed, or in some cases, shortened or canceled, theatrical releases, and stage play performances have been suspended. Since March 2020, we have experienced significant disruptions in the production and availability of content, including the shift of key live sports programming from the third quarter of fiscal 2020 to the fourth quarter and into fiscal 2021 as well as the suspension of most film and television content late in the second quarter of fiscal 2020. Although most film and television production activities have resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption in production activities depending on local circumstances.
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
Segment revenues and segment operating income are as follows:

	Quarter Ended
	January 2, 2021	December 28, 2019
Revenues:
Disney Media and Entertainment Distribution	$12,661	$13,297
Disney Parks, Experiences and Products	3,588	7,580
	$16,249	$20,877
Segment operating income (loss):
Disney Media and Entertainment Distribution	$1,451	$1,474
Disney Parks, Experiences and Products	(119)	2,522
	$1,332	$3,996

Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	January 2, 2021	December 28, 2019
Disney Media and Entertainment Distribution	$235	$235
Disney Parks, Experiences and Products	(8)	(3)
Equity in the income of investees included in segment operating income	227	232
Amortization of TFCF intangible assets related to equity investees	(3)	(8)
Equity in the income of investees, net	$224	$224

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended
	January 2, 2021	December 28, 2019
Segment operating income	$1,332	$3,996
Corporate and unallocated shared expenses	(232)	(237)
Restructuring and impairment charges (see Note 15)	(113)	(150)
Interest expense, net	(324)	(283)
TFCF and Hulu acquisition amortization(1)	(617)	(700)
Income from continuing operations before income taxes	$46	$2,626
(1)For the quarter ended January 2, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $447 million, $167 million and $3 million, respectively. For the quarter ended December 28, 2019 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $486 million, $206 million, and $8 million, respectively.
Goodwill
The changes in the carrying amount of goodwill for the quarter ended January 2, 2021 are as follows:

	Media Networks	Disney Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Disney Media and Entertainment Distribution	Total
Balance at October 3, 2020	$33,991	$5,550	$17,795	$20,353	$—	$77,689
Segment recast (1)	(33,991)	—	(17,795)	(20,353)	72,139	—
Currency translation adjustments and other, net	—	—	—	—	111	111
Balance at January 2, 2021	$—	$5,550	$—	$—	$72,250	$77,800
(1)Represents the reallocation of goodwill as a result of the Company recasting its segments.
3.Revenues
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business.
The following table presents our revenues by segment and major source:

	Quarter Ended January 2, 2021			Quarter Ended December 28, 2019
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Affiliate fees	$4,402	$—	$4,402	$4,440	$—	$4,440
Advertising	3,763	1	3,764	3,396	2	3,398
Subscription fees	2,546	—	2,546	1,326	—	1,326
Theme park admissions	—	549	549	—	2,067	2,067
Resort and vacations	—	432	432	—	1,631	1,631
Retail and wholesale sales of merchandise, food and beverage	—	1,163	1,163	—	2,313	2,313
TV/SVOD distribution licensing	1,169	—	1,169	1,569	—	1,569
Theatrical distribution licensing	31	—	31	1,408	—	1,408
Merchandise licensing	5	1,090	1,095	8	1,048	1,056
Home entertainment	300	—	300	596	—	596
Other	445	353	798	554	519	1,073
	$12,661	$3,588	$16,249	$13,297	$7,580	$20,877

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended January 2, 2021			Quarter Ended December 28, 2019
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Americas	$10,291	$2,456	$12,747	$10,417	$5,878	$16,295
Europe	1,293	487	1,780	1,563	933	2,496
Asia Pacific	1,077	645	1,722	1,317	769	2,086
Total revenues	$12,661	$3,588	$16,249	$13,297	$7,580	$20,877
Revenues recognized in the current and prior-year quarter from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD and theatrical distribution licensee sales on titles made available to the licensee in previous reporting periods. For the quarter ended January 2, 2021, $0.4 billion was recognized related to performance obligations satisfied as of October 3, 2020. For the quarter ended December 28, 2019, $0.5 billion was recognized related to performance obligations satisfied as of September 28, 2019.
As of January 2, 2021, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $5 billion in the remainder of fiscal 2021, $5 billion in fiscal 2022, $3 billion in fiscal 2023 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

	January 2, 2021	October 3, 2020
Contract assets	$44	$70
Accounts receivable
Current	12,544	11,340
Non-current	1,705	1,789
Allowance for credit losses	(319)	(460)
Deferred revenues
Current	3,853	3,688
Non-current	559	513
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year quarters related to contract assets was not material. The allowance for credit losses decreased from $460 million at October 3, 2020 to $319 million at January 2, 2021 due to the adoption of new accounting guidance on the measurement of credit losses (see Note 16).
For the quarter ended January 2, 2021, the Company recognized revenues of $1.5 billion, primarily related to licensing and publishing advances and content sales included in the deferred revenue balance at October 3, 2020. For the quarter ended December 28, 2019, the Company recognized revenues of $2.1 billion primarily related to theme park admissions, vacation packages and licensing advances included in the deferred revenue balance at September 28, 2019.
We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount.
The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.0 billion as of January 2, 2021. The activity in the allowance for credit losses for the quarter ended January 2, 2021 was not material.
The balance of mortgage receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.7 billion as of January 2, 2021. The activity in the allowance for credit losses for the quarter ended January 2, 2021 was not material.
4.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	January 2, 2021	October 3, 2020
Cash and cash equivalents	$17,068	$17,914
Restricted cash included in:
Other current assets	3	3
Other assets	41	37
Total cash, cash equivalents and restricted cash in the statement of cash flows	$17,112	$17,954
Borrowings
During the quarter ended January 2, 2021, the Company’s borrowing activity was as follows:

	October 3, 2020	Borrowings	Payments	Other Activity	January 2, 2021
Commercial paper with original maturities greater than three months	$2,023	$50	$(229)	$2	$1,846
U.S. dollar denominated notes(1)	52,736	—	—	(34)	52,702
Asia Theme Parks borrowings(2)	1,303	—	(70)	61	1,294
Foreign currency denominated debt and other(3)	2,566	1	(69)	(65)	2,433
	$58,628	$51	$(368)	$(36)	$58,275
(1)The other activity is primarily due to the amortization of purchase price adjustments on debt assumed in the TFCF acquisition and debt issuance fees.
(2)The other activity is due to the impact of changes in foreign currency exchange rates.
(3)The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.
At January 2, 2021, the Company’s bank facilities, which are with a syndicate of lenders, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2021	$5,250	$—	$5,250
Facility expiring April 2021	5,000	—	5,000
Facility expiring March 2023	4,000	—	4,000
Facility expiring March 2025	3,000	—	3,000
Total	$17,250	$—	$17,250
These bank facilities (other than the facility expiring April 2021) support commercial paper borrowings. All of the facilities allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Company’s debt, or a fixed spread in the case of the facility expiring in April 2021, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.18% to 1.80%. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The bank facilities contain only one financial covenant, which is interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On January 2, 2021 the financial covenant was met by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of January 2, 2021, the Company has $1.2 billion of outstanding letters of credit, of which none were issued under this facility.
Cruise Ship Credit Facilities
The Company has credit facilities to finance up to 80% of the contract price of three new cruise ships, which are scheduled to be delivered in 2022, 2024 and 2025. Under the facilities, $1.0 billion in financing is available beginning in October 2021, $1.1 billion is available beginning in August 2023 and $1.1 billion is available beginning in August 2024. Each tranche of financing may be utilized for a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.48%, 3.80% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 8) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended
	January 2, 2021	December 28, 2019
Interest expense	$(404)	$(362)
Interest and investment income	113	76
Net periodic pension and postretirement benefit costs (other than service costs)	(33)	3
Interest expense, net	$(324)	$(283)
Interest and investment income includes gains and losses on publicly traded and non-public investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.
5.International Theme Parks
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheet:

	January 2, 2021	October 3, 2020
Cash and cash equivalents	$277	$372
Other current assets	97	91
Total current assets	374	463
Parks, resorts and other property	6,838	6,720
Other assets	189	191
Total assets	$7,401	$7,374

Current liabilities	$428	$486
Long-term borrowings	1,268	1,213
Other long-term liabilities	407	403
Total liabilities	$2,103	$2,102
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the quarter ended January 2, 2021:

Revenues	$319
Costs and expenses	(622)
Equity in the loss of investees	(8)
Asia Theme Parks’ royalty and management fees of $22 million for the quarter ended January 2, 2021 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the quarter ended January 2, 2021 were $244 million used in operating activities, $183 million used in investing activities and $65 million used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $147 million and $97 million, respectively. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($271 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. The outstanding balance under the line of credit at January 2, 2021 was $34 million.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $872 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. As of January 2, 2021, the total amount outstanding under the line of credit was $17 million. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.7 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of January 2, 2021 the total amount outstanding under the line of credit was 0.2 billion yuan (approximately $24 million).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
6.Produced and Acquired/Licensed Content Costs and Advances
The Company classifies its capitalized produced and acquired/licensed content costs as long-term assets and generally classifies advances for live programming rights made prior to the live event as short-term assets. For purposes of amortization and impairment, the capitalized content costs are classified based on their predominant monetization strategy as follows:
•Individual - lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g. theatrical revenues or sales to third-party television programmers)
•Group - lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles (e.g. subscription revenue for a DTC service or affiliate fees for a cable television network)
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of January 2, 2021			As of October 3, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Theatrical film costs
Released, less amortization	$2,775	$2,902	$5,677	$3,000	$2,601	$5,601
Completed, not released	473	6	479	522	210	732
In-process	3,965	255	4,220	3,322	259	3,581
In development or pre-production	275	—	275	262	16	278
	$7,488	$3,163	10,651	$7,106	$3,086	10,192
Television costs
Released, less amortization	$1,893	$5,723	$7,616	$2,090	$5,584	$7,674
Completed, not released	58	572	630	33	510	543
In-process	255	2,627	2,882	263	1,831	2,094
In development or pre-production	4	146	150	6	87	93
	$2,210	$9,068	11,278	$2,392	$8,012	10,404
Licensed content - Television programming rights and advances			5,423			6,597
Total produced and licensed content			$27,352			$27,193

Current portion			$1,423			$2,171
Non-current portion			$25,929			$25,022
Amortization of produced and licensed content is as follows:

	Quarter Ended January 2, 2021			Quarter Ended December 28, 2019
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$297	$240	$537	$526	$311	$837
Television costs	315	958	1,273	754	927	1,681
Total produced content costs	$612	$1,198	$1,810	$1,280	$1,238	2,518
Television programming rights and advances			4,539			3,731
Total produced and licensed content costs(1)			$6,349			$6,249
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income.
7.Income Taxes
Interim Period Tax Expense
Because of the uncertainties associated with the impact of COVID-19 on our projections of full-year pre-tax earnings and income tax expense, as well as the projected impact of permanent tax differences and other items that are generally not proportional to full-year earnings (“Permanent Differences”), our normal approach of using an estimated full-year effective income tax rate to determine interim period tax expense produces an income tax provision for the current year-to-date period

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

that is not meaningful. Accordingly, we calculated year-to-date fiscal 2021 tax expense based on year-to-date earnings before tax and using a blended U.S. Federal and state statutory tax rate of approximately 23%, and adjusted for the estimated impact of Permanent Differences.
Unrecognized Tax Benefits
The change in the Company’s gross unrecognized tax benefits for the quarter ended January 2, 2021 was not material. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.3 billion, of which $0.3 billion would reduce income tax expense and the effective tax rate if recognized.
8.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Service costs	$108	$103	$3	$3
Other costs (benefits):
Interest costs	114	133	12	14
Expected return on plan assets	(275)	(273)	(14)	(14)
Amortization of previously deferred service costs	2	3	—	—
Recognized net actuarial loss	186	131	7	3
Total other costs (benefits)	27	(6)	5	3
Net periodic benefit cost	$135	$97	$8	$6
During the quarter ended January 2, 2021, the Company did not make any material contributions to its pension and postretirement medical plans. The Company currently expects to make approximately $0.5 billion to $0.6 billion in pension and postretirement medical plan contributions in fiscal 2021. Final minimum funding requirements for fiscal 2021 will be determined based on a January 1, 2021 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2021.
9.Earnings Per Share
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

	Quarter Ended
	January 2, 2021	December 28, 2019
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,812	1,805
Weighted average dilutive impact of Awards	11	12
Weighted average number of common and common equivalent shares outstanding (diluted)	1,823	1,817
Awards excluded from diluted earnings per share	8	9

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

10.Equity
The Company paid the following dividend in fiscal 2020:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Second Quarter of Fiscal 2020	Second Half 2019
The Company did not pay a dividend with respect to fiscal year 2020 operations.
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
First quarter of fiscal 2021
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Quarter Ended January 2, 2021:
Unrealized gains (losses) arising during the period	(185)	2	211	28
Reclassifications of realized net (gains) losses to net income	(43)	194	—	151
Balance at January 2, 2021	$(419)	$(9,227)	$(877)	$(10,523)

First quarter of fiscal 2020
Balance at September 28, 2019	$129	$(7,502)	$(1,086)	$(8,459)
Quarter Ended December 28, 2019:
Unrealized gains (losses) arising during the period	(81)	—	82	1
Reclassifications of realized net (gains) losses to net income	(60)	139	—	79
Balance at December 28, 2019	$(12)	$(7,363)	$(1,004)	$(8,379)

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
First quarter of fiscal 2021
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Quarter Ended January 2, 2021:
Unrealized gains (losses) arising during the period	46	(1)	(7)	38
Reclassifications of realized net (gains) losses to net income	9	(45)	—	(36)
Balance at January 2, 2021	$95	$2,155	$132	$2,382

First quarter of fiscal 2020
Balance at September 28, 2019	$(29)	$1,756	$115	$1,842
Quarter Ended December 28, 2019:
Unrealized gains (losses) arising during the period	20	—	2	22
Reclassifications of realized net (gains) losses to net income	14	(32)	—	(18)
Balance at December 28, 2019	$5	$1,724	$117	$1,846

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
First quarter of fiscal 2021
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Quarter Ended January 2, 2021:
Unrealized gains (losses) arising during the period	(139)	1	204	66
Reclassifications of realized net (gains) losses to net income	(34)	149	—	115
Balance at January 2, 2021	$(324)	$(7,072)	$(745)	$(8,141)

First quarter of fiscal 2020
Balance at September 28, 2019	$100	$(5,746)	$(971)	$(6,617)
Quarter Ended December 28, 2019:
Unrealized gains (losses) arising during the period	(61)	—	84	23
Reclassifications of realized net (gains) losses to net income	(46)	107	—	61
Balance at December 28, 2019	$(7)	$(5,639)	$(887)	$(6,533)

(1)Primarily reflects market value adjustments for cash flow hedges.
Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended
		January 2, 2021	December 28, 2019
Market value adjustments, primarily cash flow hedges	Primarily revenue	$43	$60
Estimated tax	Income taxes	(9)	(14)
		34	46

Pension and postretirement medical expense	Interest expense, net	(194)	(139)
Estimated tax	Income taxes	45	32
		(149)	(107)
Total reclassifications for the period		$(115)	$(61)

11.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	January 2, 2021	December 28, 2019
Stock options	$25	$21
RSUs	109	94
Total equity-based compensation expense(1)	$134	$115
Equity-based compensation expense capitalized during the period	$34	$24
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Unrecognized compensation cost related to unvested stock options and RSUs was $165 million and $1,182 million, respectively, as of January 2, 2021.
The weighted average grant date fair values of options granted during the quarters ended January 2, 2021 and December 28, 2019 were $55.28 and $36.35, respectively.
During the quarter ended January 2, 2021, the Company made equity compensation grants consisting of 1.1 million stock options and 3.0 million RSUs.
12.Commitments and Contingencies
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of January 2, 2021, the remaining debt service obligation guaranteed by the Company was $232 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
13.Fair Value Measurements
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

	Fair Value Measurement at January 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,056	$—	$—	$1,056
Derivatives
Interest rate	—	444	—	444
Foreign exchange	—	547	—	547
Other	—	9	—	9
Liabilities
Derivatives
Interest rate	—	(56)	—	(56)
Foreign exchange	—	(779)	—	(779)
Other	—	(6)	—	(6)
Total recorded at fair value	$1,056	$159	$—	$1,215
Fair value of borrowings	$—	$64,826	$1,372	$66,198

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at October 3, 2020
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
14.Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of January 2, 2021
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$124	$240	$(205)	$(184)
Interest rate	—	444	(56)	—
Other	2	1	(5)	(1)
Derivatives not designated as hedges
Foreign exchange	99	84	(214)	(176)
Interest rate	—	—	—	—
Other	6	—	—	—
Gross fair value of derivatives	231	769	(480)	(361)
Counterparty netting	(211)	(403)	342	272
Cash collateral (received) paid	(4)	(107)	102	41
Net derivative positions	$16	$259	$(36)	$(48)

	As of October 3, 2020
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$184	$132	$(77)	$(273)
Interest rate	—	515	(4)	—
Other	1	—	(15)	(4)
Derivatives not designated as hedges
Foreign exchange	53	136	(98)	(101)
Interest rate	—	—	—	—
Other	—	—	(3)	—
Gross fair value of derivatives	238	783	(197)	(378)
Counterparty netting	(143)	(378)	184	338
Cash collateral (received) paid	(26)	(142)	—	9
Net derivative positions	$69	$263	$(13)	$(31)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of January 2, 2021 and October 3, 2020, the total notional amount of the Company’s pay-floating interest rate swaps was $15.9 billion and $15.8 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings(1)		Fair Value Adjustments Included in Hedged Borrowings(1)
	January 2, 2021	October 3, 2020	January 2, 2021	October 3, 2020
Borrowings:
Current	$751	$753	$1	$4
Long-term	16,173	16,229	360	505
	$16,924	$16,982	$361	$509
(1)Includes $33 million and $34 million of gains on terminated interest rate swaps as of January 2, 2021 and October 3, 2020, respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	January 2, 2021	December 28, 2019
Gain (loss) on:
Pay-floating swaps	$(147)	$(113)
Borrowings hedged with pay-floating swaps	147	113
Benefit (expense) associated with interest accruals on pay-floating swaps	35	(12)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at January 2, 2021 or at October 3, 2020, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter ended January 2, 2021 and December 28, 2019 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of January 2, 2021 and October 3, 2020, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.9 billion and $4.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months total $102 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI for the quarter ended January 2, 2021:

	Quarter Ended
	January 2, 2021	December 28, 2019
Gain (loss) recognized in AOCI	$(151)	$(85)
Gain (loss) reclassified from AOCI into the Statement of Operations(1)	44	60
(1)Primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact of the designated exposure is recorded to “Interest expense, net” to offset the foreign currency impact of the foreign currency denominated borrowing. The non-hedged exposure is recorded to AOCI and is amortized over the life of the cross currency swap. As of January 2, 2021 and October 3, 2020, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($1.0 billion), respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	January 2, 2021	December 28, 2019
Gain (loss) on:
Cross currency swaps	$42	$—
Borrowings hedged with cross currency swaps	(42)	—
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at January 2, 2021 and October 3, 2020 were $3.5 billion. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Net gains (losses) on foreign currency denominated assets and liabilities	$158	$69	$(41)	$(12)	$(59)	$(15)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(187)	(80)	43	10	50	17
Net gains (losses)	$(29)	$(11)	$2	$(2)	$(9)	$2
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at January 2, 2021 and October 3, 2020 and related gains or losses recognized in earnings for the quarter ended January 2, 2021 and December 28, 2019 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount and fair value of these contracts at January 2, 2021 and October 3, 2020 were $0.3 billion. The related gains or losses recognized in earnings for the quarter ended January 2, 2021 and December 28, 2019 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $227 million and $53 million on January 2, 2021 and October 3, 2020, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

15.Restructuring and Impairment Charges
TFCF Integration
In fiscal 2019, the Company implemented a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF. The restructuring plan was substantially complete as of the end of fiscal 2020. We have recorded restructuring charges of $1.7 billion, including $1.3 billion related to severance (including employee contract terminations) in connection with the plan and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income. As of January 2, 2021, the remaining restructuring reserve is $0.2 billion, the majority of which is expected to be paid out by the end of fiscal 2021.
Other
The Company recorded approximately $0.1 billion of restructuring charges during the quarter ended January 2, 2021, primarily for severance. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.
16.New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2021
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued new accounting guidance which modifies existing guidance related to the measurement of credit losses on financial instruments, including trade and loan receivables. The new guidance requires the allowance for credit losses to be measured based on expected losses over the life of the asset rather than incurred losses. The Company adopted the new guidance in the first quarter of fiscal 2021 without restating prior periods by recording the impact of adoption as an adjustment to retained earnings at the beginning of fiscal 2021. The adoption did not have a material impact on our financial statements.
Accounting Pronouncements Not Yet Adopted
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
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)
(in millions, except per share data)	January 2, 2021	December 28, 2019
Revenues:
Services	$14,871	$18,094	(18) %
Products	1,378	2,783	(50) %
Total revenues	16,249	20,877	(22) %
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(10,738)	(11,395)	6%
Cost of products (exclusive of depreciation and amortization)	(1,037)	(1,639)	37%
Selling, general, administrative and other	(2,917)	(3,709)	21%
Depreciation and amortization	(1,298)	(1,299)	— %
Total costs and expenses	(15,990)	(18,042)	11%
Restructuring and impairment charges	(113)	(150)	25%
Interest expense, net	(324)	(283)	(14) %
Equity in the income of investees	224	224	— %
Income from continuing operations before income taxes	46	2,626	(98) %
Income taxes on continuing operations	(16)	(458)	97%
Net income from continuing operations	30	2,168	(99) %
Loss from discontinued operations, net of income tax benefit of $4 and $7, respectively	(12)	(21)	43%
Net income	18	2,147	(99) %
Net income from continuing operations attributable to noncontrolling interests	(1)	(40)	98%
Net income attributable to Disney	$17	$2,107	(99) %
Diluted earnings per share from continuing operations attributable to Disney	$0.02	$1.17	(98) %

SIGNIFICANT DEVELOPMENTS
COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by COVID-19. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at Disney Parks, Experiences and Products. In the current quarter, our theme parks and resorts have been closed or operating at significantly reduced capacity and cruise ship

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
sailings and guided tours have been suspended. We have delayed or, in some cases, shortened or canceled, theatrical releases, and stage play performances have been suspended. Since March 2020, we have experienced significant disruptions in the production and availability of content, including the shift of key live sports programming from the third quarter of fiscal 2020 to the fourth quarter and into fiscal 2021, as well as the suspension of production of most film and television content late in the second quarter of fiscal 2020. Although most film and television production activities have resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption of production activities depending on local circumstances.
We have taken a number of mitigation efforts in response to the impacts of COVID-19 on our businesses. We have significantly increased cash balances through the issuance of senior notes in March and May 2020, and we entered into an additional $5.0 billion credit facility in April 2020. The Company did not pay a dividend with respect to fiscal 2020 operations; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); reduced management compensation for several months in fiscal 2020 and temporarily eliminated Board of Director retainers and committee fees in fiscal 2020. In addition, we furloughed over 120,000 of our employees (who continued to receive Company provided medical benefits), many of which have returned from furlough as certain business operations have re-opened. At the end of fiscal 2020, the Company announced a workforce reduction plan and the majority of employees that were impacted have been terminated. As of January 2, 2021, approximately 31,000 employees, who are not scheduled for employment termination, remain on furlough. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending, reducing film and television content investments; or implementing additional furloughs or reductions in force. Some of these measures may have an adverse impact on our businesses.
The most significant impact on operating income in the current quarter from COVID-19 was an estimated detriment of approximately $2.6 billion at the Disney Parks, Experiences and Products segment due to revenue lost as a result of the closures and reduced operating capacities. The impacts at our Disney Media and Entertainment Distribution segment were less significant. Higher sports programming costs reflecting the shift of key sporting events from prior quarters to the current quarter were largely offset by advertising revenue related to the broadcast of events. Lower revenues due to the deferral or cancellation of significant film releases as a result of theater closures were largely offset by a reduction in the related film cost amortization, marketing and distribution costs. The impact of COVID-19 in the current quarter is not necessarily indicative of the impact on future period results.
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
Some of our businesses have reopened with limited operations. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, talent and guests. For example, as we reopened theme parks and retail stores, we incurred and will continue to incur costs for such things as additional custodial services, personal protection equipment, temperature screenings and testing, sanitizer and cleaning supplies and signage, among other items. As we resume production of film and television content, including live sporting events, we anticipate incurring similar costs and productions may take longer to complete. The timing, duration and extent of these costs will depend on the timing and scope of the resumption of our operations. We currently estimate these costs may total approximately $1 billion in fiscal 2021. Some of these costs may be capitalized and amortized over future periods. With the unknown duration of COVID-19 and yet to be determined timing of the phased reopening of certain businesses, it is not possible to precisely estimate the impact of COVID-19 on our operations in future quarters. As we reopen our businesses, we will no longer benefit from certain savings related to the closure of those businesses, such as related furloughs. The reopening or closure of our businesses is dependent on applicable government requirements, which vary by location, and are subject to ongoing changes, which could result from increasing COVID-19 cases.
Additionally, see Part II. Other Information, Item 1A. Risk Factors - The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may continue to impact certain of our key sources of revenue.
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter decreased 22%, or $4.6 billion, to $16.2 billion; net income attributable to Disney decreased $2.1 billion, to $17 million; and diluted earnings per share from continuing operations attributable to Disney (EPS) was $0.02 compared to $1.17 in the prior-year quarter. The EPS decrease for the quarter was due to lower results at the Disney Parks, Experiences and Products segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Service revenues for the quarter decreased 18%, or $3.2 billion, to $14.9 billion due to the closure/reduced operating capacity of our theme parks and resorts and lower theatrical revenues due to theater closures, both of which were driven by the impact of COVID-19, and a decrease in TV/SVOD distribution revenue driven by the shift from licensing our content to third parties to distribution on our direct-to-consumer services. These decreases were partially offset by higher DTC subscription revenue and increased advertising revenue at Hulu and our international channels. The increase in international channels advertising revenue was due to a shift of cricket events from the third quarter of the prior fiscal year to the current quarter due to COVID-19.
Product revenues for the quarter decreased 50%, or $1.4 billion, to $1.4 billion due to lower merchandise, food and beverage sales at our theme parks and resorts and a decrease in home entertainment volumes.
Costs and expenses
Cost of services for the quarter decreased 6%, or $0.7 billion, to $10.7 billion due to the closure/reduced operating capacity of our theme parks and resorts and lower theatrical production amortization and distribution costs. These decreases were partially offset by higher sports programming costs at Linear Networks and increased programming, production and technology costs at DTC.
Cost of products for the quarter decreased 37%, or $0.6 billion, to $1.0 billion due to lower merchandise, food and beverage sales at our theme parks and resorts and a decrease in home entertainment volumes.
Selling, general, administrative and other costs decreased 21%, or $0.8 billion, to $2.9 billion due to lower marketing costs driven by no significant worldwide theatrical releases and a decrease in spending at the theme parks and resorts businesses, partially offset by an increase at DTC.
Restructuring and impairment charges
Restructuring and impairment charges of $113 million for the current quarter were primarily due to severance.
Restructuring and impairment charges of $150 million for the prior-year quarter were primarily for severance in connection with the acquisition and integration of TFCF.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	January 2, 2021	December 28, 2019	% Change Better (Worse)
Interest expense	$(404)	$(362)	(12) %
Interest income, investment income and other	80	79	1%
Interest expense, net	$(324)	$(283)	(14) %
The increase in interest expense was due to higher average debt balances, partially offset by lower average interest rates.
Interest income, investment income and other was comparable to the prior-year quarter as higher pension and postretirement benefit costs, other than service cost were offset by higher investment gains.
Effective Income Tax Rate

	Quarter Ended
	January 2, 2021	December 28, 2019	Change Better (Worse)
Effective income tax rate - continuing operations	34.8%	17.4%	(17.4)	ppt
The increase in the effective income tax rate was due to higher foreign losses for which we are unable to recognize a tax benefit, partially offset by higher excess tax benefits on employee share-based awards. An excess tax benefit arises when the value of an employee share-based award on the exercise or vesting date is higher than the fair value on the grant date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Quarter Ended
(in millions)	January 2, 2021	December 28, 2019	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(1)	$(40)	98%
The decrease in net income from continuing operations attributable to noncontrolling interests was due to lower operating results at ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended January 2, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $617 million
•Restructuring charges of $113 million
•In addition, the Company recognized a non-cash gain of $186 million to adjust its investment in fuboTV Inc. to fair value, which was offset by a non-cash loss of $186 million to adjust its investment in DraftKings, Inc. to fair value.
Results for the quarter ended December 28, 2019 were impacted by the following:
•TFCF and Hulu acquisition amortization of $700 million
•Restructuring charges of $150 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended January 2, 2021:
TFCF and Hulu acquisition amortization(3)	$(617)	$144	$(473)	$(0.25)
Restructuring and impairment charges	(113)	28	(85)	(0.05)
Total	$(730)	$172	$(558)	$(0.30)

Quarter Ended December 28, 2019:
TFCF and Hulu acquisition amortization(3)	$(700)	$162	$(538)	$(0.30)
Restructuring and impairment charges	(150)	35	(115)	(0.06)
Total	$(850)	$197	$(653)	$(0.36)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended January 2, 2021 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Disney Media and Entertainment Distribution revenues are subject to seasonal advertising patterns, changes in viewership and subscriber levels, timing and performance of film releases in the theatrical and home entertainment markets, timing of and demand for film and television programs, and the demand for sports programming. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months. Sports programming also depends on timing of sports seasons and events, which varies throughout the year or may take place periodically (e.g. biannually, quadrennially). Affiliate revenues vary with the subscriber trends of MVPDs. Theatrical release dates are determined by several factors, including competition and the timing of vacation and holiday periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Disney Parks, Experiences and Products revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities, which generally results in higher revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Consumer products revenue fluctuates with consumer purchasing behavior, which is generally higher in our first fiscal quarter due to the winter holiday season and in the fourth quarter due to back-to-school. In addition, licensing revenues fluctuate with the timing and performance of our film and television content.
BUSINESS SEGMENT RESULTS
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Income from continuing operations before income taxes	$46	$2,626	(98) %
Add:
Corporate and unallocated shared expenses	232	237	2%
Restructuring and impairment charges	113	150	25%
Interest expense, net	324	283	(14) %
TFCF and Hulu acquisition amortization(1)	617	700	12%
Total segment operating income	$1,332	$3,996	(67) %
(1)Includes amortization of intangibles related to TFCF equity investees.
The following is a summary of segment revenue and operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Revenues:
Disney Media and Entertainment Distribution	$12,661	$13,297	(5) %
Disney Parks, Experiences and Products	3,588	7,580	(53) %
	$16,249	$20,877	(22) %
Segment operating income:
Disney Media and Entertainment Distribution	$1,451	$1,474	(2) %
Disney Parks, Experiences and Products	(119)	2,522	nm
	$1,332	$3,996	(67) %
Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Disney Media and Entertainment Distribution	$167	$142	(18) %
Disney Parks, Experiences and Products
Domestic	388	398	3%
International	176	169	(4) %
Total Disney Parks, Experiences and Products	564	567	1%
Corporate	46	31	(48) %
Total depreciation expense	$777	$740	(5) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Disney Media and Entertainment Distribution	$47	$46	(2) %
Disney Parks, Experiences and Products	27	27	— %
TFCF and Hulu	447	486	8%
Total amortization of intangible assets	$521	$559	7%

Disney Media and Entertainment Distribution
Revenue and operating results for the Disney Media and Entertainment Distribution segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Revenues:
Linear Networks	$7,693	$7,536	2%
Direct-to-Consumer	3,504	2,025	73%
Content Sales/Licensing and Other	1,702	3,910	(56) %
Elimination of Intrasegment Revenue(1)	(238)	(174)	(37) %
	$12,661	$13,297	(5) %
Segment operating income (loss):
Linear Networks	$1,729	$1,808	(4) %
Direct-to-Consumer	(466)	(1,110)	58%
Content Sales/Licensing and Other	188	776	(76) %
	$1,451	$1,474	(2) %
(1) Reflects fees received from other DMED businesses for the right to air the linear networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Revenues
Affiliate fees	$4,640	$4,614	1%
Advertising	2,835	2,731	4%
Other	218	191	14%
Total revenues	7,693	7,536	2%
Operating expenses	(5,421)	(4,958)	(9) %
Selling, general, administrative and other	(724)	(918)	21%
Depreciation and amortization	(53)	(66)	20%
Equity in the income of investees	234	214	9%
Operating Income	$1,729	$1,808	(4) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Domestic Channels	$3,773	$3,650	3%
International Channels	867	964	(10) %
	$4,640	$4,614	1%
The increase in affiliate revenue at our Domestic Channels was due to an increase of 8% from higher contractual rates, partially offset by a decrease of 5% from fewer subscribers.
The decrease in affiliate revenue at our International Channels was due to decreases of 6% from fewer subscribers, driven by channel closures primarily in Europe, and 2% from an unfavorable foreign exchange impact.
Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Cable	$1,217	$1,309	(7) %
Broadcasting	984	941	5%
Domestic Channels	2,201	2,250	(2) %
International Channels	634	481	32%
	$2,835	$2,731	4%
The decrease in Cable advertising revenue was due to decreases of 17% from lower impressions reflecting lower average viewership and 2% from the cancellation of certain college sporting events, partially offset by an increase of 13% from higher rates.
The increase in Broadcasting advertising revenue was due to increases of 9% from the owned television stations, due to higher political advertising, and 2% from airing New Year’s Rockin’ Eve in the current quarter, whereas in the prior fiscal year it aired in the second quarter. These increases were partially offset by decreases of 4% from lower network impressions, reflecting lower average viewership, and 4% from lower network rates.
The increase in International Channels advertising revenue was due to an increase in viewership. The increase reflected a shift of Indian Premier League (IPL) cricket matches for the 2020 season from the third quarter of the prior fiscal year to the current quarter as a result of COVID-19, partially offset by the absence of Board of Control for Cricket in India (BCCI) matches in the current quarter as a result of COVID-19. IPL cricket matches generally occur during our third fiscal quarter.
Other revenue increased $27 million, to $218 million from $191 million, primarily due to higher sub-licensing fees from the 2020 IPL cricket matches shifted into the current quarter.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Cable	$(3,404)	$(3,121)	(9) %
Broadcasting	(747)	(755)	1%
Domestic Channels	(4,151)	(3,876)	(7) %
International Channels	(914)	(686)	(33) %
	$(5,065)	$(4,562)	(11) %
The increase in programming and production costs at cable was due to the timing of the College Football Playoffs (CFP) relative to our fiscal periods and higher NBA programming costs. The current quarter included six CFP bowl games compared

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
to three in the prior-year quarter. As a result of delays due to COVID-19, four NBA Finals games were played in the current quarter, whereas these games would normally have occurred in the third quarter of the prior year.
The increase in programming and production costs at International Channels was due to the shift of the 2020 IPL cricket matches into the current quarter, partially offset by the absence of the BCCI matches.
Selling, general administrative and other costs decreased $194 million, to $724 million from $918 million, driven by lower labor costs, a decrease in bad debt expense and lower marketing costs.
Equity in the Income of Investees
Income from equity investees increased $20 million, to $234 million from $214 million, primarily due to higher income from A+E Television Networks due to higher program sales, partially offset by lower advertising revenue.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $79 million, to $1,729 million from $1,808 million, due to decreases at our domestic cable channels, ABC Television Network and international channels. These decreases were offset by an increase at the owned television stations.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Supplemental revenue detail
Domestic Channels	$6,070	$5,993	1%
International Channels	1,623	1,543	5%
	$7,693	$7,536	2%
Supplemental operating income detail
Domestic Channels	$1,120	$1,206	(7) %
International Channels	375	388	(3) %
Equity in the income of investees	234	214	9%
	$1,729	$1,808	(4) %

Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Revenues
Subscription fees	$2,546	$1,326	92%
Advertising	882	599	47%
TV/SVOD distribution and other	76	100	(24) %
Total revenues	3,504	2,025	73%
Operating expenses	(2,921)	(2,343)	(25) %
Selling, general, administrative and other	(970)	(732)	(33) %
Depreciation and amortization	(79)	(60)	(32) %
Operating Loss	$(466)	$(1,110)	58%
Revenues
The increase in subscription fees was due to increases of 87% from higher subscribers driven by growth at Disney+, Hulu, and to a lesser extent, ESPN+ and 7% from higher rates due to an increase in retail pricing at Hulu. Higher subscribers at Disney+ include a full quarter of operations in the current quarter compared to two months of operations in the prior-year quarter (Disney+ launched in November 2019).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Higher advertising revenue reflected an increase of 48% from higher impressions due to growth at Hulu.
The decrease in TV/SVOD distribution and other revenue was due to lower licensing revenue driven by the delay of the 2020/2021 National Hockey League season due to COVID-19.
The following table presents the number of paid subscribers(1) (in millions) for Disney+, ESPN+ and Hulu as of:

	January 2, 2021	December 28, 2019	% Change Better (Worse)
Disney+(3)	94.9	26.5	>100%
ESPN+	12.1	6.6	83%
Hulu
SVOD Only	35.4	27.2	30%
Live TV + SVOD	4.0	3.2	25%
Total Hulu	39.4	30.4	30%
The following table presents the average monthly revenue per paid subscriber(2) for the quarter ended:

			% Change Better (Worse)
	January 2, 2021	December 28, 2019
Disney+(3)(4)	$4.03	$5.56	(28) %
ESPN+(5)	$4.48	$4.44	1%
Hulu
SVOD Only	$13.51	$13.15	3%
Live TV + SVOD	$75.11	$59.47	26%
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
(2)Revenue per paid subscriber is calculated based upon the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. The average revenue per subscriber is net of discounts offered on bundled services. The discount is allocated to each service based on the relative retail price of each service on a standalone basis. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third party platforms like Apple.
(3)Disney+ Hotstar launched on April 3, 2020 and September 5, 2020 in India and Indonesia, respectively, (as a conversion of the preexisting Hotstar service) and is included in the number of paid subscribers and average monthly revenue per paid subscriber. The average monthly revenue per paid subscriber for Disney+ Hotstar is significantly lower than the average monthly revenue per paid subscriber for Disney+ in other markets.
(4)Excludes Premier Access revenue
(5)Excludes Pay-Per-View revenue.
The average monthly revenue per paid subscriber for Disney+ decreased from $5.56 to $4.03 due to the launch of Disney+ Hotstar.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.44 to $4.48 due to an increase in retail pricing, partially offset by a higher mix of subscribers to the bundled offering available in the U.S.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service increased from $13.15 to $13.51 due to higher per-subscriber advertising revenue, a lower mix of wholesale subscribers and an increase in per-subscriber premium and feature add-on revenue. These increases were partially offset by a higher mix of subscribers to the bundled offering. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $59.47 to $75.11 due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
increases in retail pricing, higher per-subscriber advertising revenue and an increase in per-subscriber premium and feature add-on revenue. These increases were partially offset by a higher mix of subscribers to the bundled offering.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Programming and production costs	$(2,379)	$(1,920)	(24) %
Other operating expense	(542)	(423)	(28) %
	$(2,921)	$(2,343)	(25) %
The increase in programming and production costs was due to higher costs at Disney+, Hulu and to a lesser extent, ESPN+. The increase at Disney+ was driven by the ongoing expansion including launches in additional markets. Higher costs at Hulu were primarily due to an increase in subscriber-based fees for programming on the live television service. The increase at ESPN+ was driven by higher soccer programming costs. Other operating expenses, which include technical support and distribution costs, increased due to higher distribution costs at Disney+ driven by subscriber growth and a full quarter of operations.
Selling, general, administrative and other costs increased $238 million, to $970 million from $732 million, due to higher marketing costs at Disney+ driven by launches in additional markets.
Depreciation and amortization increased $19 million, to $79 million from $60 million, primarily due to the ongoing expansion of Disney+.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $644 million, to $466 million from $1,110 million, due to improved results at Hulu, and to a lesser extent, at Disney+ and ESPN+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change
(in millions)	January 2, 2021	December 28, 2019	Better (Worse)
Revenues
TV/SVOD distribution	$1,022	$1,439	(29) %
Theatrical distribution	31	1,408	(98) %
Home entertainment	300	596	(50) %
Other	349	467	(25) %
Total revenues	1,702	3,910	(56) %
Operating expenses	(1,074)	(1,998)	46%
Selling, general, administrative and other	(359)	(1,095)	67%
Depreciation and amortization	(82)	(62)	(32) %
Equity in the income of investees	1	21	(95) %
Operating Income	$188	$776	(76) %
Revenues
The decrease in TV/SVOD distribution revenue was driven by the shift from licensing our content to third parties to distribution on our direct-to-consumer services.
The decrease in theatrical distribution revenue was due to no significant worldwide theatrical releases in the current quarter, which was negatively impacted by COVID-19 as many theaters globally were either closed or operating at reduced capacity. Soul was released in limited markets in the current quarter, whereas the prior-year quarter included Frozen II, Star Wars: The Rise of Skywalker and Maleficent: Mistress of Evil.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decrease in home entertainment revenue was due to a decrease of 42% from lower unit sales of new releases and catalog titles as there were fewer new release titles in the current quarter than the prior-year quarter. New release titles in the current quarter included Mulan, whereas the prior-year quarter included Toy Story 4 and The Lion King. Other significant titles in the prior-year quarter included Aladdin, Dark Phoenix and Avengers: Endgame.
The decrease in other revenue was due to lower revenues from stage plays reflecting the impact of theater closures as a result of COVID-19.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Programming and production costs	$(877)	$(1,562)	44%
Cost of goods sold and distribution costs	(197)	(436)	55%
	$(1,074)	$(1,998)	46%
The decrease in production costs was due to lower theatrical and TV/SVOD distribution revenue and a decrease in home entertainment volumes.
The decrease in cost of goods sold and distribution costs was driven by decreased theatrical and stage play distribution costs due to fewer theatrical releases and stage play performances and a decrease in home entertainment volumes.
Selling, general administrative, and other costs decreased $736 million, to $359 million from $1,095 million, due to lower theatrical and home entertainment marketing costs.
Depreciation and amortization increased $20 million, to $82 million from $62 million, due to increased investments in technology.
Equity in the Income of Investees
Income from equity investments decreased $20 million, to $1 million from $21 million, primarily due to the sale of our interest in Endemol Shine in July 2020.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $588 million, to $188 million from $776 million, due to lower theatrical, TV/SVOD and home entertainment distribution results.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the Disney Media and Entertainment Distribution segment that are excluded from segment operating income:

	Quarter Ended		% Change
(in millions)	January 2, 2021	December 28, 2019	Better (Worse)
TFCF and Hulu acquisition amortization(1)	$(615)	$(698)	12%
Restructuring and impairment charges	(81)	(127)	36%
(1)In the current quarter, amortization of step-up on film and television costs was $167 million and amortization of intangible assets was $445 million. In the prior-year quarter, amortization of step-up on film and television costs was $206 million and amortization of intangible assets was $484 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Disney Parks, Experiences and Products
Operating results for the Disney Parks, Experiences and Products segment are as follows:

	Quarter Ended		% Change
(in millions)	January 2, 2021	December 28, 2019	Better (Worse)
Revenues
Theme park admissions	$549	$2,067	(73) %
Parks & Experiences merchandise, food and beverage	553	1,691	(67) %
Resorts and vacations	433	1,631	(73) %
Merchandise licensing and retail	1,698	1,669	2%
Parks licensing and other	355	522	(32) %
Total revenues	3,588	7,580	(53) %
Operating expenses	(2,430)	(3,703)	34%
Selling, general, administrative and other	(678)	(758)	11%
Depreciation and amortization	(591)	(594)	1%
Equity in the loss of investees	(8)	(3)	>(100) %
Operating Income (Loss)	$(119)	$2,522	nm
COVID-19
Revenues at the Disney Parks, Experiences and Products segment were adversely impacted by COVID-19 as a result of the closure/reduced operating capacity of our theme parks and resorts. Disneyland Resort was closed and our cruise business was suspended for the entire current quarter. Disneyland Paris closed on October 30, 2020 and Hong Kong Disneyland Resort closed on December 2, 2020. Walt Disney World Resort, Shanghai Disney Resort and Tokyo Disney Resort were open in the current quarter. Our parks and resorts that were open during the quarter operated at significantly reduced capacities. We estimate that the adverse impact of COVID-19 on current quarter segment operating income was approximately $2.6 billion, which is net of cost reductions from initiatives to mitigate the impacts of COVID-19.
Revenues
The decrease in revenues from theme park admissions, merchandise, food and beverage sales, and resorts and vacations was due to the closure and reduced operating capacity of the parks and resorts and suspension of cruise ship sailings.
Merchandise licensing and retail revenue growth was due to an increase of 3% from merchandise licensing due to higher revenues from merchandise based on Disney Classics, Spider-Man and The Mandalorian, partially offset by a decrease in sales of merchandise based on Frozen. Higher licensing revenues from Spider-Man were driven by the current quarter release of Marvel’s Spider-Man: Miles Morales game.
The decrease in parks licensing and other revenue was due to lower sponsorship revenue and a decrease in royalties from Tokyo Disney Resort. Tokyo Disney Resort was operating at reduced capacity in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Jan 2, 2021	Dec 28, 2019	Jan 2, 2021	Dec 28, 2019	Jan 2, 2021	Dec 28, 2019
Parks
Increase (decrease)
Attendance(2)	(74) %	2%	(61) %	(8) %	(71) %	(1) %
Per Capita Guest Spending(3)	1%	10%	(9) %	3%	(5) %	9%
Hotels
Occupancy(4)	28%	92%	13%	73%	24%	88%
Available Room Nights (in thousands)(5)	2,644	2,535	799	800	3,443	3,335
Per Room Guest Spending(6)	$363	$375	$355	$316	$362	$363
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
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Operating labor	$(1,030)	$(1,592)	35%
Infrastructure costs	(522)	(605)	14%
Cost of goods sold and distribution costs	(587)	(903)	35%
Other operating expense	(291)	(603)	52%
	$(2,430)	$(3,703)	34%
The decrease in operating labor was due to lower volumes and the benefit of approximately $0.1 billion in government credits for certain employee costs. The decrease in infrastructure costs, cost of goods sold and distribution costs and other operating expenses was due to lower volumes.
Selling, general, administrative and other costs decreased $80 million, to $678 million from $758 million, due to marketing cost reductions.
Segment Operating Income (Loss)
Segment operating income decreased from a profit of $2.5 billion to a loss of $0.1 billion due to decreases at our domestic and international parks and experiences businesses. This decrease was partially offset by an increase in operating income at our consumer products business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table presents supplemental revenue and operating income (loss) detail for the Disney Parks, Experiences and Products segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Supplemental revenue detail
Parks & Experiences
Domestic	$1,489	$4,939	(70) %
International	378	950	(60) %
Consumer Products	1,721	1,691	2%
	$3,588	$7,580	(53) %
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$(798)	$1,572	nm
International	(262)	51	nm
Consumer Products	941	899	5%
	$(119)	$2,522	nm
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the Disney Parks, Experiences and Products segment that are excluded from segment operating income:

	Quarter Ended		% Change
(in millions)	January 2, 2021	December 28, 2019	Better (Worse)
Restructuring and impairment charges	$(28)	$(6)	>(100) %
TFCF and Hulu acquisition amortization	(2)	(2)	— %

CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change
(in millions)	January 2, 2021	December 28, 2019	Better (Worse)
Corporate and unallocated shared expenses	$(232)	$(237)	2%

FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 2, 2021	December 28, 2019
Cash provided by operations - continuing operations	$75	$1,630	(95) %
Cash used in investing activities - continuing operations	(732)	(1,350)	46%
Cash provided by (used in) financing activities - continuing operations	(333)	1,117	nm
Cash provided by (used in) operations - discontinued operations	9	(19)	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	139	41	>100%
Change in cash, cash equivalents and restricted cash	$(842)	$1,419	nm
Operating Activities
Cash provided by continuing operating activities decreased 95% to $0.1 billion for the current quarter compared to $1.6 billion in the prior-year quarter. The decrease in cash provided by operations was due to lower operating cash flow at Disney Parks, Experiences and Products, partially offset by higher operating cash flow at Disney Media and Entertainment

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Distribution. Lower operating cash flows at Disney Parks, Experiences and Products was due to lower cash receipts driven by decreased revenues, partially offset by lower cash disbursements due to lower operating expenses. The increase at Disney Media and Entertainment Distribution was due to lower spending on licensed and produced film and television content reflecting the impact of COVID-19.
Produced and licensed programming costs
The Disney Media and Entertainment Distribution segment incurs costs to produce and license feature film and television content. Film and television production costs include all internally produced content such as live-action and animated feature films, television series, television specials and theatrical stage plays. Programming costs include film or television content rights licensed from third parties for use on the Company’s Linear Networks and DTC services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities.
The Company’s film and television production and programming activity for the quarter ended January 2, 2021 and December 28, 2019 are as follows:

	Quarter Ended
(in millions)	January 2, 2021	December 28, 2019
Beginning balances:
Produced and licensed programming assets	$27,193	$27,407
Programming liabilities	(4,099)	(4,061)
	23,094	23,346
Spending:
Programming licenses and rights	2,709	3,198
Produced film and television content	2,869	3,128
	5,578	6,326
Amortization:
Programming licenses and rights	(4,539)	(3,731)
Produced film and television content	(1,810)	(2,518)
	(6,349)	(6,249)
Change in internally produced and licensed content costs	(771)	77
Other non-cash activity	185	28
Ending balances:
Produced and licensed programming assets	27,352	27,873
Programming liabilities	(4,844)	(4,422)
	$22,508	$23,451
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarter ended January 2, 2021 and December 28, 2019 are as follows:

(in millions)	January 2, 2021	December 28, 2019
Disney Media and Entertainment Distribution	$177	$188
Disney Parks, Experiences and Products
Domestic	336	820
International	183	229
Total Disney Parks, Experiences and Products	519	1,049
Corporate	64	101
	$760	$1,338
Capital expenditures at Disney Media and Entertainment Distribution primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Capital expenditures for the Disney Parks, Experiences and Products segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The decrease in the period compared to the prior-year period was primarily due to the temporary suspension of certain capital projects as a result of COVID-19.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, information technology infrastructure and equipment.
The Company currently expects its fiscal 2021 capital expenditures will be comparable to fiscal 2020 capital expenditures of $4.0 billion, as increased spending on technology for our DTC services and on facilities at Corporate are anticipated to be offset by lower investments at our domestic parks and resorts, in part reflecting a reduction in spending in response to COVID-19.
Financing Activities
Cash used in financing activities was $0.3 billion in the current quarter compared to cash provided by financing activities of $1.1 billion in the prior-year quarter. In the current quarter, the Company had a decrease in net borrowings of $0.3 billion compared to an increase in net borrowings of $1.2 billion in the prior-year quarter.
See Note 4 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended January 2, 2021 and information regarding the Company’s bank facilities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities maturing in March 2021, March 2023 and March 2025, incremental term debt issuances and unused availability under the $5.0 billion bank facility maturing in April 2021 to retire or refinance other borrowings before or as they come due.
See Note 10 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividend payments.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control, including COVID-19, which has had an adverse impact on the Company’s operating cash flows. We have taken a number of measures to mitigate the impact on the Company’s financial position. We have significantly increased the Company’s cash balances through the issuance of senior notes in March and May 2020. In addition, we entered into an additional $5.0 billion credit facility in April 2020, bringing the total capacity of our bank facilities to $17.25 billion. See Significant Developments for the impact COVID-19 has had on our operations and mitigating measures we have taken.
Despite the impact of COVID-19, we believe that the Company’s financial condition remains strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects, although these activities have been scaled back or suspended in light of COVID-19. In addition to measures the Company has already taken in response to COVID-19, there are a number of additional mitigating actions the Company may take in the future such as not declaring dividends (which the Company did not declare with respect to fiscal 2020 operations); reducing, or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising additional financing; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of January 2, 2021, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2, respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2, respectively. In addition, Standard and Poor’s and Fitch have placed the Company’s long-term ratings on Negative Outlook. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on January 2, 2021, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
The duration of business closures and other impacts related to COVID-19, and the corresponding duration of the impacts on our operating cash flows, are subject to substantial uncertainty and require us to rely more heavily on external funding sources, such as debt and other types of financing.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at January 2, 2021 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$38,689	$40,964	$12,582	$12,768
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

Results of operations (in millions)	Quarter Ended January 2, 2021
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(513)
Net income (loss)	(513)
Net income (loss) attributable to TWDC shareholders	(513)

Balance Sheet (in millions)	January 2, 2021	October 3, 2020
Current assets	$11,428	$12,899
Noncurrent assets	1,972	2,076
Current liabilities	6,103	6,155
Noncurrent liabilities (excluding intercompany to non-Guarantors)	57,752	57,809
Intercompany payables to non-Guarantors	145,660	146,748

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company has exposure to certain guarantees.
Tax Matters
As disclosed in Note 10 to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 15 to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for information regarding the Company’s contractual commitments.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.
Produced and Acquired/Licensed Content Costs
We amortize and test for impairment capitalized film and television production costs based on whether the content is predominantly monetized individually or as a group. See Note 6 to the Condensed Consolidated Financial Statements for further discussion.
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
Produced content costs that are part of a group and acquired/licensed content costs are amortized based on projected usage typically resulting in an accelerated or straight-line amortization pattern. The determination of projected usage requires judgment and is reviewed periodically for changes. If projected usage changes we may need to accelerate or slow the recognition of amortization expense.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenue Recognition
The Company has revenue recognition policies for its operating segments that are appropriate to the circumstances of each business. Refer to Note 3 to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for our revenue recognition policies.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. Refer to the 2020 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Allowance for Credit Losses
We evaluate our allowance for credit losses and estimate collectability of accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods. In addition, see Note 3.
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and have been developed in consultation with outside counsel as appropriate. From time to time, we are also involved in other contingent matters for which we accrue estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our assumptions regarding other contingent matters. See Note 12 to the Condensed Consolidated Financial Statements for more detailed information on litigation exposure.
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
Income Tax (See Note 7 to the Condensed Consolidated Financial Statements)
The determination of interim period tax provisions generally requires the use of a forecasted full year effective tax rate, which in turn requires a full year forecast of earnings before tax and tax expense. Given the uncertainties created by COVID-19,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
these forecasts are subject to greater than normal variability, which could lead to volatility in our reported quarterly effective tax rates.
Risk Management Contracts
The Company employs a variety of financial instruments (derivatives) including interest rate and cross-currency swap agreements and forward and option contracts to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices.
As a result of the impact of COVID-19 on our businesses, our projected cash flows or projected usage of commodities are subject to a greater degree of uncertainty, which may cause us to recognize gains or losses on hedging instruments in different periods than the hedged transaction.
New Accounting Pronouncements
See Note 16 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Our objectives in managing exposures to market-based fluctuations in certain retirement liabilities are to use total return swap contracts to reduce the volatility of earnings arising from changes in these retirement liabilities. The amounts hedged using total return swap contracts are based on estimated liability balances.
It is the Company’s policy to enter into foreign currency and interest rate derivative transactions and other financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into these transactions or any other hedging transactions for speculative purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 14 to the Condensed Consolidated Financial Statements.
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
Based on their evaluation as of January 2, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 12 relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations, projections, estimates or future impacts; actions that we may take (or not take); or other statements that are not historical in nature. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments, asset acquisitions or dispositions or changes to businesses), as well as from developments beyond the Company’s control, including: global pandemics and health concerns; changes in domestic and global economic conditions; competitive conditions and consumer preferences; adverse weather conditions or natural disasters; international, political or military developments; and technological developments. Such developments may affect (or further affect, as applicable) entertainment, travel and leisure businesses generally and may, among other things, affect (or have affected, as applicable) the performance of the Company’s performance of some or all Company businesses either directly or through their impact on those who distribute our products, the industries in which the Company operates and the Company’s expenses.
In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the following, as well as factors discussed in our 2020 Annual Report on Form 10-K under Item 1A, “Risk Factors”:
BUSINESS, ECONOMIC, MARKET and OPERATING CONDITION RISKS
The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may continue to impact certain of our key sources of revenue.
Since early 2020, the world has been, and continues to be, impacted by COVID-19. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at DPEP where our theme parks have been closed or operating at significantly reduced capacity and cruise ship sailings and guided tours have been suspended. We have delayed, or in some cases, shortened or canceled, theatrical releases, and stage play performances have been suspended. Since March 2020, we have experienced significant disruptions in the production and availability of content, including the shift of key live sports programming from the third quarter of fiscal 2020 to the fourth quarter and into fiscal 2021 as well as the suspension of most film and television content late in the second quarter of fiscal 2020. Although most film and television production activities have resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption in production activities depending on local circumstances. Many of our businesses have been closed or suspended consistent with government mandates or guidance. We have continued to pay for certain sports rights, including for certain events that have been deferred or canceled. The impacts to our content have resulted in decreased viewership and advertising revenues, and demands for affiliate fee reductions related to certain of our television networks. These impacts are likely to be exacerbated the longer such content is not available, including if sports content should become unavailable again in the future. Other of our offerings will be exposed to additional financial impacts in the event of future significant unavailability of content. COVID-19 impacts could also hasten the erosion of our historical sources of revenue at our Linear Networks businesses. We have experienced significantly reduced numbers of reservations at our hotels and cruises. We granted rent waivers to some of our tenants, and they have not paid rent while certain of our facilities have been closed. We have experienced increased returns and refunds and customer requests for payment deferrals. Collectively, our impacted businesses have historically been the source of the majority of our revenue. Some of our businesses remain closed and those that are open are operating subject to restrictions and increased expenses. These and other impacts of COVID-19 on our businesses will continue for an unknown length of time. COVID-19 impacts that have subsided may again impact our businesses in the future and new impacts may emerge, particularly given the rise of COVID-19 cases following the end of fiscal 2020. For example, some of our parks closed due to government mandates or guidance following their initial reopening.
Consumers may change their behavior and consumption patterns in response to the prolonged suspension of certain of our businesses, such as subscription to pay television packages (which experienced accelerated decline during some periods after the onset of COVID-19) or theater-going to watch movies. Certain of our customers, including individuals as well as businesses such as theatrical distributors, affiliates, licensees of rights to use our programming and intellectual property, advertisers and others, have been negatively impacted by the economic downturn caused by COVID-19, which may result in decreased purchases of our goods and services even after certain operations resume. Some industries in which our customers operate, such as theatrical distribution, retail and travel, could experience contraction, which could impact the profitability of our businesses going forward. Additionally, we have incurred and will continue to incur incremental costs to implement health and safety measures, reopen our parks and restart our halted construction projects. As we have resumed production of content, including live sporting events, we have incurred costs to implement health and safety measures and productions will generally take longer to complete.
Our mitigation efforts in response to the impacts of COVID-19 on our businesses have had, or may have, negative impacts. The Company (or our Board of Directors, as applicable) significantly increased cash balances through the issuance of senior notes in March and May 2020, and we entered into an additional $5.0 billion credit facility in April 2020, did not declare a dividend with respect to fiscal year 2020 operations; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily eliminated Board of Director retainers and committee fees; furloughed over half of our employees (some of whom remain furloughed and continue to receive Company provided medical benefits); and reduced our employee population. Such mitigation measures have resulted in the delay or suspension of certain projects in which we have invested, particularly at our parks and resorts and studio operations. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending; reducing film and television content investments; implementing additional furloughs or reductions in force or modifying our operating strategy. These and other of our mitigating actions may have an adverse impact on our businesses. Additionally, there are certain limitations on our ability to mitigate the adverse financial impact of COVID-19, including the fixed costs of our theme park business and the impact COVID-19 may have on capital markets and our cost of borrowing. Further, the benefit of certain mitigation efforts will not continue to be available going forward. For example, as our employees return from furlough, the cost reductions of the related furloughs will no longer be available.
Even our operations that were not suspended or that have resumed continue to be adversely impacted by government mandated restrictions (such as density limitations and travel restrictions and requirements); measures we voluntarily implement; measures we are contractually obligated to implement; the distancing practices and health concerns of consumers, talent and production workers; and logistical limitations. Upon reopening our parks and resorts business we have seen lower demand. Geographic variation in government requirements and ongoing changes to restrictions have disrupted and could further disrupt our businesses, including our production operations. Our operations could be suspended or re-suspended by government action or otherwise in the future. For example, both Hong Kong Disneyland Resort and Disneyland Paris have reopened and closed multiple times since the onset of COVID-19. Some of our businesses have not yet been permitted to open, such as Disneyland Resort and our cruise business. Some of our employees who returned to work have been refurloughed. Our operations or reputation could be further negatively impacted by a significant COVID-19 outbreak impacting our employees, customers or others interacting with our businesses, including our supply chain.
In fiscal year 2020, we operated at a net loss. We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. Certain of our other assets could also become impaired, including further impairments of goodwill and intangible assets; we have increased, and may further increase, allowances for credit losses; and there may be changes in judgments in determining the fair-value of assets; and estimates related to variable consideration may change due to increased returns, reduced usage of our products or services and decreased royalties. Our leverage ratios have increased and are expected to remain elevated in the near-term as a result of COVID-19’s impact on our financial performance, causing certain of the credit rating agencies to downgrade our ratings. Our debt ratings may be further downgraded as a result of the COVID-19 impact, which may negatively impact our cost of borrowing. Due to reduced operating cash flow, we may utilize cash balances and/or future financings to fund a portion of our operations and investments in our businesses. Financial risks may be exacerbated by the timing of customer deposit refunds; liquidity issues among our key customers, particularly advertisers, television affiliates, theatrical exhibitors and distributors and licensees, which have impacted timely payments by such customers to the Company; loss or delay of receivables as a result of contractual performance short falls; our contractual payment obligations; and our investments in our business. The Company has $14.2 billion in trade accounts receivable outstanding at January 2, 2021, with an allowance for credit losses of $0.3 billion. Our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty due to the impacts of COVID-19. Economic or political conditions in a country outside the U.S. as a result of COVID-19 could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
The impacts of COVID-19 to our business have generally amplified, or reduced our ability to mitigate, the other risks discussed in our filings with the SEC and our remediation efforts may not be successful.

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
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create content, which may be distributed among other ways through broadcast, cable, internet or cellular technology, theme park attractions, hotels and other resort facilities and travel experiences and consumer products that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for public or out-of-home entertainment experiences. COVID-19 may impact consumer tastes and preferences. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in content production and acquisition, acquisition of sports rights, theme park attractions, cruise ships or hotels and other facilities or customer facing platforms before we know the extent to which these products will earn consumer acceptance. The impacts of COVID-19 are inhibiting and delaying our ability to earn returns on some of these and other investments. If our entertainment offerings and products, including our content offerings, modified as a result of COVID-19, as well as our methods to make our offerings and products available to consumers, do not achieve sufficient consumer acceptance, our revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), affiliate fees, subscription fees, theatrical film receipts, the license of rights to other distributors, theme park admissions, hotel room charges and merchandise, food and beverage sales, sales of licensed consumer products or from sales of our other consumer products and services, may decline, decline further or fail to grow to the extent we anticipate when making investment decisions and thereby further adversely affect the profitability of one or more of our businesses.
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
With respect to intellectual property developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from or utilize the intellectual property that is the subject of challenged rights. From time to time, the Company has been notified that it may be infringing certain intellectual property rights of third parties. Technological changes in industries in which the Company operates and extensive patent coverage in those areas may increase the risk of such claims being brought and prevailing.
A variety of uncontrollable events may reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.
Demand for and consumption of our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for and consumption of other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: health concerns (including as it has been by COVID-19); adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to some of these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents, including the costs of protecting against the spread of COVID-19, reduces the profitability of our operations.
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
We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance. For example, some losses related to impacts of COVID-19 will not be covered by insurance available to us and some insurers may contest coverage.
Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses or the value of our assets.
As changes in our business environment occur we have adjusted, and may further adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. For example, in October 2020 we announced a reorganization of our media and entertainment businesses to accelerate our direct-to-consumer strategies. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer patterns, acceptance of our theatrical and other content offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, have reduced the value of some of our assets. We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. We may write-down other assets as our strategy evolves to account for the current business environment. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF and investments related to direct-to-consumer offerings. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, these investments may impact the profitability of our other businesses, and these risks are exacerbated by COVID-19. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
Increased competitive pressures may reduce our revenues or increase our costs.
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes, among other types, competition for human resources, content and other resources we require in operating our business. For example:
•Our programming and production operations compete to obtain creative, performing and business talent, sports and other programming, story properties, advertiser support and market share with other studio operators, television networks, SVOD providers and other new sources of broadband delivered content.
•Our television networks and stations and direct-to-consumer offerings compete for the sale of advertising time with other television and SVOD services, as well as with newspapers, magazines, billboards and radio stations. In addition, we increasingly face competition for advertising sales from internet and mobile delivered content, which offer advertising delivery technologies that are more targeted than can be achieved through traditional means.
•Our television networks compete for carriage of their programming with other programming providers.
•Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities.
•Our content sales/licensing operations compete for customers with all other forms of entertainment.
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
Damage to our reputation or brands may negatively impact our Company across businesses and regions.
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
Each of our businesses is normally subject to seasonal variations and variations in connection with the timing of our product offerings, including as follows:
•Revenues in our Disney Parks, Experiences and Products segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Our parks, resorts and experiences are or may be operating at diminished capacity or are or may be closed during these periods as a result of COVID-19. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts, many of which have been delayed, canceled or modified.

•Revenues from television networks and stations are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months.
•Revenues from content sales/licensing fluctuate due to the timing of content releases across various distribution markets. Release dates are determined by a number of factors, including, among others, competition, the timing of vacation and holiday periods and impacts of COVID-19 to various distribution markets.
•Direct-to-consumer revenues fluctuate based on: changes in subscriber levels; viewership levels on our digital platforms; and the demand for sports and film and television content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons, content production schedules and league shut downs.
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
With approximately 175,000 employees at January 2, 2021, our profitability is substantially affected by costs of pension and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macroeconomic factors, which are beyond our control, including increases in the cost of health care. Impacts of COVID-19 may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. Our pension and postretirement medical plans were remeasured at the end of fiscal 2020, and as a result, the underfunded status and fiscal 2021 costs increased. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
The alteration or discontinuation of LIBOR may adversely affect our borrowing costs.
Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, on November 30, 2020, ICE Benchmark Administration (“IBA”), indicated that it would consult on its intention to cease publication of most USD LIBOR tenors until June 30, 2023. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after mid-2023. The Alternative Reference Rates Committee (ARCC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Oversight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, the Company’s borrowing costs may be adversely affected.
TFCF ACQUISITION RISKS
Our consolidated indebtedness increased substantially following completion of the TFCF acquisition and may increase in connection with impacts of COVID-19. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness and cash and cash equivalents as of September 29, 2018 were approximately $20.9 billion and $4.2 billion, respectively. With the completion of the TFCF acquisition, our consolidated indebtedness and cash and cash equivalents as of September 28, 2019 were approximately $47.0 billion and $5.4 billion, respectively. As of January 2, 2021, our consolidated indebtedness and cash and cash equivalents were approximately $58.3 billion and $17.1 billion, respectively. The increased indebtedness could have the effect of, among other things, reducing our financial flexibility and reducing our flexibility to respond to changing business and economic conditions, such as those presented by COVID-19, among others. Increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Since

April 2020, Standard and Poor’s has downgraded our long-term debt ratings by two notches to BBB+, downgraded our short-term debt ratings by one notch to A-2 and placed our long-term debt ratings on Negative Outlook. In May 2020, Fitch downgraded our long- and short-term credit ratings by one notch to A- and F2, respectively, and placed our long-term ratings on Negative Outlook.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended January 2, 2021:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 4, 2020 - October 31, 2020	19,950	$126.82	—	na
November 1, 2020 - November 30, 2020	19,847	142.60	—	na
December 1, 2020 - January 2, 2021	18,664	170.44	—	na
Total	58,461	146.10	—	na

(1)58,461 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Amendment dated December 2, 2020 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 3, 2020

10.2	Form of Non-Qualified Stock Option Award Agreement †	Filed herewith

10.3	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Filed herewith

10.4	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Filed herewith

10.5	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Filed herewith

10.6	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests/Section 162(m) Vesting Requirements) †	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 2, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
†	Management Contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
February 11, 2021
Burbank, California