Form 10-Q
period 2021-04-03
Walt Disney Co
filed 2021-05-13
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,816,932,058 shares of common stock outstanding as of May 5, 2021.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Revenues:
Services	$14,522	$16,190	$29,393	$34,284
Products	1,091	1,835	2,469	4,618
Total revenues	15,613	18,025	31,862	38,902
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(8,932)	(10,683)	(19,670)	(22,078)
Cost of products (exclusive of depreciation and amortization)	(850)	(1,254)	(1,887)	(2,893)
Selling, general, administrative and other	(3,113)	(3,393)	(6,030)	(7,102)
Depreciation and amortization	(1,272)	(1,334)	(2,570)	(2,633)
Total costs and expenses	(14,167)	(16,664)	(30,157)	(34,706)
Restructuring and impairment charges	(414)	(145)	(527)	(295)
Other income, net	305	—	305	—
Interest expense, net	(320)	(300)	(644)	(583)
Equity in the income of investees	213	135	437	359
Income from continuing operations before income taxes	1,230	1,051	1,276	3,677
Income taxes on continuing operations	(108)	(523)	(124)	(981)
Net income from continuing operations	1,122	528	1,152	2,696
Loss from discontinued operations, net of income tax benefit of $3, $3, $7 and $10, respectively)	(11)	(8)	(23)	(29)
Net income	1,111	520	1,129	2,667
Net income from continuing operations attributable to noncontrolling interests	(210)	(60)	(211)	(100)
Net income attributable to The Walt Disney Company (Disney)	$901	$460	$918	$2,567

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$0.50	$0.26	$0.52	$1.43
Discontinued operations	(0.01)	—	(0.01)	(0.02)
	$0.49	$0.25	$0.50	$1.41
Basic
Continuing operations	$0.50	$0.26	$0.52	$1.44
Discontinued operations	(0.01)	—	(0.01)	(0.02)
	$0.50	$0.25	$0.51	$1.42

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,829	1,816	1,826	1,816
Basic	1,817	1,808	1,814	1,806
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income	$1,111	$520	$1,129	$2,667
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	110	129	(63)	22
Pension and postretirement medical plan adjustments	191	73	341	180
Foreign currency translation and other	(93)	(323)	184	(196)
Other comprehensive income	208	(121)	462	6
Comprehensive income	1,319	399	1,591	2,673
Net income from continuing operations attributable to noncontrolling interests	(210)	(60)	(211)	(100)
Other comprehensive income (loss) attributable to noncontrolling interests	15	17	(58)	(26)
Comprehensive income attributable to Disney	$1,124	$356	$1,322	$2,547
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	April 3, 2021	October 3, 2020
ASSETS
Current assets
Cash and cash equivalents	$15,890	$17,914
Receivables, net	12,533	12,708
Inventories	1,406	1,583
Content advances	2,204	2,171
Other current assets	844	875
Total current assets	32,877	35,251
Produced and licensed content costs	26,858	25,022
Investments	4,309	3,903
Parks, resorts and other property
Attractions, buildings and equipment	63,037	62,111
Accumulated depreciation	(36,866)	(35,517)
	26,171	26,594
Projects in progress	4,891	4,449
Land	1,075	1,035
	32,137	32,078
Intangible assets, net	18,123	19,173
Goodwill	77,861	77,689
Other assets	8,085	8,433
Total assets	$200,250	$201,549

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$17,062	$16,801
Current portion of borrowings	5,243	5,711
Deferred revenue and other	4,337	4,116
Total current liabilities	26,642	26,628
Borrowings	50,903	52,917
Deferred income taxes	6,894	7,288
Other long-term liabilities	16,615	17,204
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	9,410	9,249
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	55,000	54,497
Retained earnings	39,365	38,315
Accumulated other comprehensive loss	(7,918)	(8,322)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	85,540	83,583
Noncontrolling interests	4,246	4,680
Total equity	89,786	88,263
Total liabilities and equity	$200,250	$201,549
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	April 3, 2021	March 28, 2020
OPERATING ACTIVITIES
Net income from continuing operations	$1,152	$2,696
Depreciation and amortization	2,570	2,633
Net (gain)/loss on investments	(481)	5
Deferred income taxes	(556)	297
Equity in the income of investees	(437)	(359)
Cash distributions received from equity investees	372	405
Net change in produced and licensed content costs and advances	(1,685)	(925)
Net change in operating lease right of use assets / liabilities	146	(96)
Equity-based compensation	270	246
Other, net	490	161
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(37)	828
Inventories	175	70
Other assets	(131)	(174)
Accounts payable and other liabilities	(780)	(888)
Income taxes	400	(112)
Cash provided by operations - continuing operations	1,468	4,787

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,530)	(2,585)
Other	203	(21)
Cash used in investing activities - continuing operations	(1,327)	(2,606)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	(87)	3,138
Borrowings	37	6,071
Reduction of borrowings	(1,816)	(1,048)
Dividends	—	(1,587)
Proceeds from exercise of stock options	394	207
Other	(769)	(165)
Cash provided by (used in) financing activities - continuing operations	(2,241)	6,616

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	4	4
Cash provided by investing activities - discontinued operations	4	198
Cash provided by discontinued operations	8	202

Impact of exchange rates on cash, cash equivalents and restricted cash	70	(76)

Change in cash, cash equivalents and restricted cash	(2,022)	8,923
Cash, cash equivalents and restricted cash, beginning of period	17,954	5,455
Cash, cash equivalents and restricted cash, end of period	$15,932	$14,378
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at January 2, 2021	1,814	$54,663	$38,456	$(8,141)	$(907)	$84,071	$4,657	$88,728
Comprehensive income	—	—	901	223	—	1,124	115	1,239
Equity compensation activity	3	337	—	—	—	337	—	337
Cumulative effect of accounting change	—	—	(5)	—	—	(5)	—	(5)
Distributions and other	—	—	13	—	—	13	(526)	(513)
Balance at April 3, 2021	1,817	$55,000	$39,365	$(7,918)	$(907)	$85,540	$4,246	$89,786

Balance at December 28, 2019	1,805	$53,995	$43,202	$(6,533)	$(907)	$89,757	$5,016	$94,773
Comprehensive income (loss)	—	—	460	(104)	—	356	(23)	333
Equity compensation activity	1	226	—	—	—	226	—	226
Dividends	—	9	(9)	—	—	—	—	—
Contributions	—	—	—	—	—	—	33	33
Distributions and other	—	—	68	—	—	68	(556)	(488)
Balance at March 28, 2020	1,806	$54,230	$43,721	$(6,637)	$(907)	$90,407	$4,470	$94,877
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests (1)	Total Equity
Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income	—	—	918	404	—	1,322	109	1,431
Equity compensation activity	7	502	—	—	—	502	—	502
Contributions	—	—	—	—	—	—	5	5
Cumulative effect of accounting change	—	—	105	—	—	105	—	105
Distributions and other	—	1	27	—	—	28	(548)	(520)
Balance at April 3, 2021	1,817	$55,000	$39,365	$(7,918)	$(907)	$85,540	$4,246	$89,786

Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income (loss)	—	—	2,567	(20)	—	2,547	(6)	2,541
Equity compensation activity	4	314	—	—	—	314	—	314
Dividends	—	9	(1,596)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	53	53
Adoption of new lease accounting guidance	—	—	197	—	—	197	—	197
Distributions and other	—	—	59	—	—	59	(589)	(530)
Balance at March 28, 2020	1,806	$54,230	$43,721	$(6,637)	$(907)	$90,407	$4,470	$94,877
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair presentation of the results for the interim period. Operating results for the six months ended April 3, 2021 are not necessarily indicative of the results that may be expected for the year ending October 2, 2021.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. The term “TWDC” is used to refer to the parent company.
These financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.
The Fox sports media business in Mexico, along with another Fox business divested in fiscal 2020, are presented as discontinued operations in the Condensed Consolidated Statements of Income. At April 3, 2021 and October 3, 2020, the assets and liabilities of the sports media operation in Mexico are not material and are included in other assets and other liabilities in the Condensed Consolidated Balance Sheet.
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At April 3, 2021, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.3 billion.
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
The MLB and NHL interests are required to be recorded at a minimum value equal to the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends (“adjusted value”) or (ii) an accreted value from the date of the acquisition to the applicable redemption date (“accreted value”). As the accreted value is typically always higher than the adjusted value, the MLB and NHL interests are not allocated their portion of BAMTech losses. Therefore, the MLB and NHL interests are accreted to the estimated redemption value as of the earliest redemption date. As of April 3, 2021, the guaranteed floor value for the MLB interest, accreted from the date of acquisition, was $738 million. As of April 3, 2021, the accreted value of the NHL interest was $338 million.
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
As of the first quarter of fiscal 2021, we changed the presentation of segment operating results as discussed below and have recast our fiscal 2020 segment operating results to align with the fiscal 2021 presentation.
Media and Entertainment Reorganization
In October 2020, the Company reorganized its media and entertainment operations, which have been previously reported in three segments: Media Networks, Studio Entertainment and Direct-to-Consumer & International. With this reorganization, a single group is responsible for distributing all of the Company’s media and entertainment content across all platforms globally. This distribution organization will have full accountability for the financial results of the media and entertainment businesses, and content will generally be created by three production groups: Studios, General Entertainment and Sports.
As a result of the reorganization, effective at the beginning of the first quarter of fiscal 2021, we are reporting the financial results of the media and entertainment businesses as one segment, Disney Media and Entertainment Distribution (DMED) across three significant lines of business/distribution platforms: Linear Networks, Direct-to-Consumer and Content Sales/Licensing (primarily comprising theatrical, home entertainment and third-party television and subscription video-on-demand “TV/SVOD” distribution globally).
Intersegment Transfer Pricing
Under our previous segment structure, in certain instances production and distribution activities were in different segments. In these situations, for segment financial accounting purposes, the producer segment would recognize revenue based on an intersegment transfer price that included a “mark-up”. These transactions were reported “gross” (i.e. the segment producing the content reported revenue and the mark-up from intersegment transactions, and the required eliminations were reported on a separate “Eliminations” line when presenting a summary of our segment results). Under our new segment structure, the operating results of the production and distribution activities are reported in the same segment, and the fully loaded production cost is allocated across the distribution platforms which are utilizing the content.
Elimination of Consumer Products Revenue Share
Under our legacy segment financial reporting, the Studio Entertainment segment received a revenue share related to the consumer products business, which is included in the Disney Parks, Experiences and Products (DPEP) segment. Under the new reporting structure, DMED does not receive a revenue share from DPEP related to the consumer products business.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

DESCRIPTION OF BUSINESS
Disney Media and Entertainment Distribution
The DMED segment encompasses the Company’s global film and episodic television content production and distribution activities. Content is distributed by a single organization across three significant lines of business: Linear Networks, Direct-to-Consumer and Content Sales/Licensing and is generally created by three production/content licensing groups: Studios, General Entertainment and Sports. The distribution organization has full accountability for the financial results of the entire media and entertainment business.
The operations in our significant lines of business are as follows:
•Linear Networks
◦Domestic Channels: ABC Television Network (ABC) and eight owned ABC television stations (Broadcasting), and Disney, ESPN, Freeform, FX and National Geographic branded domestic television networks (Cable)
◦International Channels: Disney, ESPN, Fox, National Geographic and Star branded television networks outside the U.S.
◦A 50% equity investment in A+E Television Networks (A+E), which operates a variety of cable channels including A&E, HISTORY and Lifetime
•Direct-to-Consumer
◦Disney+, Disney+ Hotstar, ESPN+, Hulu and Star+ DTC streaming services
•Content Sales/Licensing
◦Sales/licensing of film and television content to third-party television and subscription video-on-demand (TV/SVOD) services
◦Theatrical distribution
◦Home entertainment distribution (DVD, Blu-ray and electronic home video licenses)
◦Music distribution
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
DMED also includes the following activities that are reported with Content Sales/Licensing:
•Post-production services through Industrial Light & Magic and Skywalker Sound
•A 30% ownership interest in Tata Sky Limited, which operates a direct-to-home satellite distribution platform in India
The significant revenues of DMED are as follows:
•Affiliate fees - Fees charged by our linear networks to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. YouTube TV) service providers) (MVPDs) and television stations affiliated with the ABC Network for the right to deliver our programming to their customers
•Advertising - Sales of advertising time/space on our Linear Networks and Direct-to-Consumer
•Subscription fees - Fees charged to customers/subscribers for our DTC services
•TV/SVOD distribution - Licensing fees and other revenue for the right to use our film and television productions and revenue from fees charged to customers to view our sports programming (“pay-per-view”) and Premier Access content. TV/SVOD distribution revenue is primarily reported in Content Sales/Licensing, except for pay-per-view and Premier Access revenue, which is reported in Direct-to-Consumer
•Theatrical distribution - Rentals from licensing our film productions to theaters
•Home entertainment - Sale of our film and television content to retailers and distributors in home video formats
•Other content sales/licensing revenue - Revenues from licensing our music, ticket sales from stage play performances and fees from licensing our intellectual properties for use in stage plays
•Other revenue - Fees from sub-licensing of sports programming rights (reported in Linear Networks) and post-production services (reported with Content Sales/Licensing)
The significant expenses of DMED are as follows:
•Operating expenses consist primarily of programming and production costs, technical support costs, operating labor, distribution costs and costs of sales. Operating expenses also includes fees paid to Linear Networks from other DMED business for the right to air the linear networks feed and other services. Programming and production costs include amortization of acquired licensed programming rights (including sports rights), amortization of capitalized production

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

costs (including participations and residuals) and production costs related to live programming such as news and sports. Programming and production costs are largely incurred across three content creation groups, as follows:
◦Studios - Primarily capitalized production costs related to feature films produced under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar and Searchlight Pictures banners
◦General Entertainment - Primarily acquisition of rights to and internal production of episodic television programs and news content. Internal content is generally produced by the following television studios: ABC Signature; 20th Television; Disney Television Animation, FX Productions and various studios for which we commission productions for our branded channels and DTC services
◦Sports - Primarily acquisition of professional and college sports programming rights and related production costs
•Selling, general and administrative costs
•Depreciation and amortization
Disney Parks, Experiences and Products
Significant operations:
•Parks & Experiences:
◦Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort; Shanghai Disney Resort. Additionally, the Company licenses our intellectual property to a third party to operate Tokyo Disney Resort
◦Disney Cruise Line, Disney Vacation Club and Aulani, a Disney Resort & Spa in Hawaii
•Consumer Products:
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
◦Merchandise licensing - Royalties from licensing our intellectual properties for use on consumer goods
◦Retail - Sales of merchandise at The Disney Stores and through branded internet shopping sites, as well as to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities and real estate rent and sales. In addition, we earn royalties on Tokyo Disney Resort revenues
Significant expenses:
•Operating expenses consist primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs
•Depreciation and amortization
SEGMENT INFORMATION
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income, net interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees and excludes impairments of certain equity investments and acquisition accounting amortization of TFCF Corporation (TFCF) and Hulu assets (i.e. intangible assets and the fair value step-up for film and television costs) recognized in connection with the TFCF acquisition in fiscal 2019 (TFCF and Hulu acquisition amortization).

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
Impact of COVID-19
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at DPEP where our theme parks have been closed or operating at significantly reduced capacity and cruise ship sailings and guided tours have been suspended. We have delayed, or in some cases, shortened or canceled, theatrical releases, and stage play performances have been suspended since March 2020 with a limited number of performances returning in the first quarter of fiscal 2021. We have experienced significant disruptions in the production and availability of content, including the shift of key live sports programming from the third quarter of fiscal 2020 to the fourth quarter of fiscal 2020 and into the first quarter of fiscal 2021 as well as the suspension of most film and television content late in the second quarter of fiscal 2020. Although most film and television production activities resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption in production activities depending on local circumstances.
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
Segment revenues and segment operating income are as follows:

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Revenues:
Disney Media and Entertainment Distribution	$12,440	$12,365	$25,101	$25,662
Disney Parks, Experiences and Products	3,173	5,660	6,761	13,240
	$15,613	$18,025	$31,862	$38,902
Segment operating income (loss):
Disney Media and Entertainment Distribution	$2,871	$1,651	$4,322	$3,125
Disney Parks, Experiences and Products	(406)	756	(525)	3,278
	$2,465	$2,407	$3,797	$6,403

Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Disney Media and Entertainment Distribution	$226	$149	$461	$384
Disney Parks, Experiences and Products	(9)	(6)	(17)	(9)
Equity in the income of investees included in segment operating income	217	143	444	375
Amortization of TFCF intangible assets related to equity investees	(4)	(8)	(7)	(16)
Equity in the income of investees, net	$213	$135	$437	$359

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Segment operating income	$2,465	$2,407	$3,797	$6,403
Corporate and unallocated shared expenses	(201)	(188)	(433)	(425)
Restructuring and impairment charges (see Note 15)	(414)	(145)	(527)	(295)
Other income, net(1)	305	—	305	—
Interest expense, net	(320)	(300)	(644)	(583)
TFCF and Hulu acquisition amortization(2)	(605)	(723)	(1,222)	(1,423)
Income from continuing operations before income taxes	$1,230	$1,051	$1,276	$3,677
(1)For the quarter ended April 3, 2021, other income reflected a $305 million gain from an adjustment of our investment in DraftKings, Inc. to fair value (DraftKings Gain). For the six months ended April 3, 2021, other income reflected a $186 million gain from an adjustment of our investment in fuboTV Inc. to fair value, which was sold in January 2021 (fuboTV Gain), and a $119 million DraftKings Gain.
(2)For the quarter ended April 3, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $447 million, $154 million and $4 million, respectively. For the six months ended April 3, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $894 million, $321 million and $7 million, respectively. For the quarter ended March 28, 2020 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $498 million, $217 million, and $8 million, respectively. For the six months ended March 28, 2020 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $984 million, $423 million and $16 million, respectively.
Goodwill
The changes in the carrying amount of goodwill for the six months ended April 3, 2021 are as follows:

	Media Networks	Disney Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Disney Media and Entertainment Distribution	Total
Balance at October 3, 2020	$33,991	$5,550	$17,795	$20,353	$—	$77,689
Segment recast (1)	(33,991)	—	(17,795)	(20,353)	72,139	—
Currency translation adjustments and other, net	—	—	—	—	172	172
Balance at April 3, 2021	$—	$5,550	$—	$—	$72,311	$77,861
(1)Represents the reallocation of goodwill as a result of the Company recasting its segments.
3.Revenues
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and major source:

	Quarter Ended April 3, 2021			Quarter Ended March 28, 2020
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Affiliate fees	$4,594	$—	$4,594	$4,529	$—	$4,529
Advertising	2,582	1	2,583	2,788	1	2,789
Subscription fees	3,000	—	3,000	1,796	—	1,796
Theme park admissions	—	597	597	—	1,554	1,554
Resort and vacations	—	514	514	—	1,377	1,377
Retail and wholesale sales of merchandise, food and beverage	—	911	911	—	1,584	1,584
TV/SVOD distribution licensing	1,624	—	1,624	1,665	—	1,665
Theatrical distribution licensing	109	—	109	603	—	603
Merchandise licensing	5	791	796	8	708	716
Home entertainment	219	—	219	489	—	489
Other	307	359	666	487	436	923
	$12,440	$3,173	$15,613	$12,365	$5,660	$18,025
x

	Six Months Ended April 3, 2021			Six Months Ended March 28, 2020
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Affiliate fees	$8,996	$—	$8,996	$8,969	$—	$8,969
Advertising	6,345	2	6,347	6,184	3	6,187
Subscription fees	5,546	—	5,546	3,122	—	3,122
Theme park admissions	—	1,146	1,146	—	3,621	3,621
Resort and vacations	—	946	946	—	3,008	3,008
Retail and wholesale sales of merchandise, food and beverage	—	2,074	2,074	—	3,897	3,897
TV/SVOD distribution licensing	2,793	—	2,793	3,234	—	3,234
Theatrical distribution licensing	140	—	140	2,011	—	2,011
Merchandise licensing	10	1,881	1,891	16	1,756	1,772
Home entertainment	519	—	519	1,085	—	1,085
Other	752	712	1,464	1,041	955	1,996
	$25,101	$6,761	$31,862	$25,662	$13,240	$38,902
The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended April 3, 2021			Quarter Ended March 28, 2020
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Americas	$10,293	$2,414	$12,707	$9,962	$4,681	$14,643
Europe	1,219	267	1,486	1,338	546	1,884
Asia Pacific	928	492	1,420	1,065	433	1,498
Total revenues	$12,440	$3,173	$15,613	$12,365	$5,660	$18,025

	Six Months Ended April 3, 2021			Six Months Ended March 28, 2020
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Americas	$20,584	$4,870	$25,454	$20,379	$10,559	$30,938
Europe	2,512	754	3,266	2,901	1,479	4,380
Asia Pacific	2,005	1,137	3,142	2,382	1,202	3,584
Total revenues	$25,101	$6,761	$31,862	$25,662	$13,240	$38,902

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD and theatrical distribution licensee sales on titles made available to the licensee in previous reporting periods. For the quarter ended April 3, 2021, $0.4 billion was recognized related to performance obligations satisfied as of January 2, 2021. For the six months ended April 3, 2021, $0.7 billion was recognized related to performance obligations satisfied as of October 3, 2020. For the quarter ended March 28, 2020, $0.7 billion was recognized related to performance obligations satisfied as of December 28, 2019. For the six months ended March 28, 2020, $0.8 billion was recognized related to performance obligations satisfied as of September 28, 2019.
As of April 3, 2021, revenue for unsatisfied performance obligations expected to be recognized in the future is $15 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $4 billion in the remainder of fiscal 2021, $5 billion in fiscal 2022, $3 billion in fiscal 2023 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

	April 3, 2021	October 3, 2020
Contract assets	$134	$70
Accounts receivable
Current	11,087	11,340
Non-current	1,643	1,789
Allowance for credit losses	(271)	(460)
Deferred revenues
Current	3,995	3,688
Non-current	582	513
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year quarters related to contract assets was not material. The allowance for credit losses decreased from $460 million at October 3, 2020 to $271 million at April 3, 2021 primarily due to the adoption of new accounting guidance on the measurement of credit losses (see Note 16).
For the quarter and six months ended April 3, 2021, the Company recognized revenues of $0.6 billion and $2.1 billion, respectively, primarily related to licensing and publishing advances and content sales included in the deferred revenue balance at October 3, 2020. For the quarter and six months ended March 28, 2020, the Company recognized revenues of $0.8 billion and $2.9 billion, respectively, primarily related to theme park admissions, vacation packages and licensing advances included in the deferred revenue balance at September 28, 2019.
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
The balance of film and television program sales receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $1.1 billion as of April 3, 2021. The activity in the allowance for credit losses for the quarter and six-month period ended April 3, 2021 was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The balance of mortgage receivables recorded in other non-current assets, net of an immaterial allowance for credit losses, was $0.7 billion as of April 3, 2021. The activity in the allowance for credit losses for the quarter and six-month period ended April 3, 2021 was not material.
4.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	April 3, 2021	October 3, 2020
Cash and cash equivalents	$15,890	$17,914
Restricted cash included in:
Other current assets	1	3
Other assets	41	37
Total cash, cash equivalents and restricted cash in the statement of cash flows	$15,932	$17,954
Borrowings
During the six months ended April 3, 2021, the Company’s borrowing activity was as follows:

	October 3, 2020	Borrowings	Payments	Other Activity	April 3, 2021
Commercial paper with original maturities greater than three months	$2,023	$670	$(757)	$1	$1,937
U.S. dollar denominated notes(1)	52,736	—	(1,663)	(68)	51,005
Asia Theme Parks borrowings(2)	1,303	34	(84)	66	1,319
Foreign currency denominated debt and other(3)	2,566	3	(69)	(615)	1,885
	$58,628	$707	$(2,573)	$(616)	$56,146
(1)The other activity is primarily due to the amortization of purchase price adjustments on debt assumed in the TFCF acquisition and debt issuance fees.
(2)The other activity is driven by the impact of changes in foreign currency exchange rates.
(3)The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.
At April 3, 2021, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2022	$5,250	$—	$5,250
Facility expiring March 2023	4,000	—	4,000
Facility expiring March 2025	3,000	—	3,000
Total	$12,250	$—	$12,250
The Company had a $5.25 billion bank facility that was scheduled to expire in March 2021 and a $5.0 billion facility that was scheduled to expire in April 2021. The facility expiring in March 2021 was refinanced with a new $5.25 billion bank facility maturing in March 2022. The facility expiring in April 2021 was terminated in the second quarter of fiscal 2021. The facilities expiring in March 2023 and March 2025 allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, or a fixed spread in the case of the facility expiring in March 2022, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The bank facilities contain only one financial covenant, which is interest coverage of three times earnings before interest, taxes, depreciation and amortization,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

including both intangible amortization and amortization of our film and television production and programming costs. On April 3, 2021 the financial covenant was met by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of April 3, 2021, the Company has $1.3 billion of outstanding letters of credit, of which none were issued under this facility.
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
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 8) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Interest expense	$(415)	$(365)	$(819)	$(727)
Interest and investment income	131	63	243	139
Net periodic pension and postretirement benefit costs (other than service costs)	(36)	2	(68)	5
Interest expense, net	$(320)	$(300)	$(644)	$(583)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheet:

	April 3, 2021	October 3, 2020
Cash and cash equivalents	$249	$372
Other current assets	111	91
Total current assets	360	463
Parks, resorts and other property	6,754	6,720
Other assets	183	191
Total assets	$7,297	$7,374

Current liabilities	$428	$486
Long-term borrowings	1,276	1,213
Other long-term liabilities	411	403
Total liabilities	$2,115	$2,102

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the six months ended April 3, 2021:

Revenues	$555
Costs and expenses	(1,237)
Equity in the loss of investees	(17)
Asia Theme Parks’ royalty and management fees of $42 million for the six months ended April 3, 2021 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended April 3, 2021 were $459 million used in operating activities, $355 million used in investing activities and $45 million used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have both provided loans to Hong Kong Disneyland Resort with outstanding balances of $148 million and $97 million, respectively. The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($270 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. The outstanding balance under the line of credit at April 3, 2021 was $89 million.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $876 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a $157 million line of credit bearing interest at 8%. As of April 3, 2021, the total amount outstanding under the line of credit was $33 million. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.7 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of April 3, 2021 the total amount outstanding under the line of credit was 0.3 billion yuan (approximately $44 million).
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of April 3, 2021			As of October 3, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Theatrical film costs
Released, less amortization	$2,811	$2,657	$5,468	$3,000	$2,601	$5,601
Completed, not released	1,224	10	1,234	522	210	732
In-process	3,144	679	3,823	3,322	259	3,581
In development or pre-production	229	11	240	262	16	278
	$7,408	$3,357	10,765	$7,106	$3,086	10,192
Television costs
Released, less amortization	$1,874	$6,060	$7,934	$2,090	$5,584	$7,674
Completed, not released	214	733	947	33	510	543
In-process	207	2,843	3,050	263	1,831	2,094
In development or pre-production	2	207	209	6	87	93
	$2,297	$9,843	12,140	$2,392	$8,012	10,404
Licensed content - Television programming rights and advances			6,157			6,597
Total produced and licensed content			$29,062			$27,193

Current portion			$2,204			$2,171
Non-current portion			$26,858			$25,022
Amortization of produced and licensed content is as follows:

	Quarter Ended April 3, 2021			Quarter Ended March 28, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$352	$270	$622	$499	$232	$731
Television costs	406	971	1,377	726	940	1,666
Total produced content costs	$758	$1,241	1,999	$1,225	$1,172	2,397
Television programming rights and advances			2,223			2,709
Total produced and licensed content costs(1)			$4,222			$5,106

	Six Months Ended April 3, 2021			Six Months Ended March 28, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$649	$510	$1,159	$1,025	$543	$1,568
Television costs	721	1,929	2,650	1,480	1,867	3,347
Total produced content costs	$1,370	$2,439	3,809	$2,505	$2,410	4,915
Television programming rights and advances			6,762			6,440
Total produced and licensed content costs(1)			$10,571			$11,355
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
Unrecognized Tax Benefits
The change in the Company’s gross unrecognized tax benefits for the six months ended April 3, 2021 was not material. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.5 billion.
8.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Service costs	$109	$102	$217	$205	$2	$2	$5	$5
Other costs (benefits):
Interest costs	115	133	229	266	11	14	23	28
Expected return on plan assets	(274)	(273)	(549)	(546)	(13)	(15)	(27)	(29)
Amortization of previously deferred service costs	4	4	6	7	—	—	—	—
Recognized net actuarial loss	185	131	371	262	8	4	15	7
Total other costs (benefits)	30	(5)	57	(11)	6	3	11	6
Net periodic benefit cost	$139	$97	$274	$194	$8	$5	$16	$11
During the six months ended April 3, 2021, the Company did not make any material contributions to its pension and postretirement medical plans. The Company currently expects to make approximately $0.5 billion to $0.6 billion in pension and postretirement medical plan contributions in fiscal 2021. Final minimum funding requirements for fiscal 2021 will be determined based on a January 1, 2021 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2021.
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

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,817	1,808	1,814	1,806
Weighted average dilutive impact of Awards	12	8	12	10
Weighted average number of common and common equivalent shares outstanding (diluted)	1,829	1,816	1,826	1,816
Awards excluded from diluted earnings per share	3	9	5	9

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

10.Equity
The Company paid the following dividend in fiscal 2020:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Second Quarter of Fiscal 2020	Second Half 2019
The Company did not pay a dividend with respect to fiscal year 2020 operations. There have been no dividends declared or paid with respect to fiscal 2021 operations.
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Second quarter of fiscal 2021
Balance at January 2, 2021	$(419)	$(9,227)	$(877)	$(10,523)
Quarter Ended April 3, 2021:
Unrealized gains (losses) arising during the period	131	55	(84)	102
Reclassifications of realized net (gains) losses to net income	5	194	—	199
Balance at April 3, 2021	$(283)	$(8,978)	$(961)	$(10,222)

Second quarter of fiscal 2020
Balance at December 28, 2019	$(12)	$(7,363)	$(1,004)	$(8,379)
Quarter Ended March 28, 2020:
Unrealized gains (losses) arising during the period	212	(43)	(364)	(195)
Reclassifications of realized net (gains) losses to net income	(42)	138	—	96
Balance at March 28, 2020	$158	$(7,268)	$(1,368)	$(8,478)

Six months ended fiscal 2021
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Six Months Ended April 3, 2021:
Unrealized gains (losses) arising during the period	(54)	57	127	130
Reclassifications of realized net (gains) losses to net income	(38)	388	—	350
Balance at April 3, 2021	$(283)	$(8,978)	$(961)	$(10,222)

Six months ended fiscal 2020
Balance at September 28, 2019	$129	$(7,502)	$(1,086)	$(8,459)
Six Months Ended March 28, 2020:
Unrealized gains (losses) arising during the period	131	(43)	(282)	(194)
Reclassifications of realized net (gains) losses to net income	(102)	277	—	175
Balance at March 28, 2020	$158	$(7,268)	$(1,368)	$(8,478)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Second quarter of fiscal 2021
Balance at January 2, 2021	$95	$2,155	$132	$2,382
Quarter Ended April 3, 2021:
Unrealized gains (losses) arising during the period	(24)	(13)	6	(31)
Reclassifications of realized net (gains) losses to net income	(2)	(45)	—	(47)
Balance at April 3, 2021	$69	$2,097	$138	$2,304

Second quarter of fiscal 2020
Balance at December 28, 2019	$5	$1,724	$117	$1,846
Quarter Ended March 28, 2020:
Unrealized gains (losses) arising during the period	(51)	10	58	17
Reclassifications of realized net (gains) losses to net income	10	(32)	—	(22)
Balance at March 28, 2020	$(36)	$1,702	$175	$1,841

Six months ended fiscal 2021
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Six Months Ended April 3, 2021:
Unrealized gains (losses) arising during the period	22	(14)	(1)	7
Reclassifications of realized net (gains) losses to net income	7	(90)	—	(83)
Balance at April 3, 2021	$69	$2,097	$138	$2,304

Six months ended fiscal 2020
Balance at September 28, 2019	$(29)	$1,756	$115	$1,842
Six Months Ended March 28, 2020:
Unrealized gains (losses) arising during the period	(31)	10	60	39
Reclassifications of realized net (gains) losses to net income	24	(64)	—	(40)
Balance at March 28, 2020	$(36)	$1,702	$175	$1,841

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments(1)	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Second quarter of fiscal 2021
Balance at January 2, 2021	$(324)	$(7,072)	$(745)	$(8,141)
Quarter Ended April 3, 2021:
Unrealized gains (losses) arising during the period	107	42	(78)	71
Reclassifications of realized net (gains) losses to net income	3	149	—	152
Balance at April 3, 2021	$(214)	$(6,881)	$(823)	$(7,918)

Second quarter of fiscal 2020
Balance at December 28, 2019	$(7)	$(5,639)	$(887)	$(6,533)
Quarter Ended March 28, 2020:
Unrealized gains (losses) arising during the period	161	(33)	(306)	(178)
Reclassifications of realized net (gains) losses to net income	(32)	106	—	74
Balance at March 28, 2020	$122	$(5,566)	$(1,193)	$(6,637)

Six months ended fiscal 2021
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Six Months Ended April 3, 2021:
Unrealized gains (losses) arising during the period	(32)	43	126	137
Reclassifications of realized net (gains) losses to net income	(31)	298	—	267
Balance at April 3, 2021	$(214)	$(6,881)	$(823)	$(7,918)

Six months ended fiscal 2020
Balance at September 28, 2019	$100	$(5,746)	$(971)	$(6,617)
Six Months Ended March 28, 2020:
Unrealized gains (losses) arising during the period	100	(33)	(222)	(155)
Reclassifications of realized net (gains) losses to net income	(78)	213	—	135
Balance at March 28, 2020	$122	$(5,566)	$(1,193)	$(6,637)
(1)Primarily reflects market value adjustments for cash flow hedges.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Six Months Ended
		April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Market value adjustments, primarily cash flow hedges	Primarily revenue	$(5)	$42	$38	$102
Estimated tax	Income taxes	2	(10)	(7)	(24)
		(3)	32	31	78

Pension and postretirement medical expense	Interest expense, net	(194)	(138)	(388)	(277)
Estimated tax	Income taxes	45	32	90	64
		(149)	(106)	(298)	(213)
Total reclassifications for the period		$(152)	$(74)	$(267)	$(135)

11.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Stock options	$23	$28	$48	$49
RSUs	113	103	222	197
Total equity-based compensation expense(1)	$136	$131	$270	$246
Equity-based compensation expense capitalized during the period	$22	$21	$56	$45
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $155 million and $1,261 million, respectively, as of April 3, 2021.
The weighted average grant date fair values of options granted during the six months ended April 3, 2021 and March 28, 2020 were $58.41 and $36.22, respectively.
During the six months ended April 3, 2021, the Company made equity compensation grants consisting of 1.4 million stock options and 4.4 million RSUs.
12.Commitments and Contingencies
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of April 3, 2021, the remaining debt service obligation guaranteed by the Company was $226 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Multi-year Sports Rights Commitments
In fiscal year 2021, we entered into new multi-year sports rights commitments for approximately $36 billion, which primarily reflects a new agreement with the National Football League and to a lesser extent, the National Hockey League, Major League Baseball and various other rights. Payments for these commitments are not material in fiscal 2021. Payments in fiscal 2022, fiscal 2023, fiscal 2024 and fiscal 2025 are approximately $2.5 billion, $4.1 billion, $3.7 billion and $3.7 billion, respectively.
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

	Fair Value Measurement at April 3, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$1,184	$—	$—	$1,184
Derivatives
Interest rate	—	202	—	202
Foreign exchange	—	651	—	651
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(421)	—	(421)
Foreign exchange	—	(620)	—	(620)
Other	—	(1)	—	(1)
Other	—	(351)	—	(351)
Total recorded at fair value	$1,184	$(530)	$—	$654
Fair value of borrowings	$—	$59,729	$1,398	$61,127

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at October 3, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$1,057	$—	$1,057
Derivatives
Interest rate	—	515	—	515
Foreign exchange	—	505	—	505
Other	—	1	—	1
Liabilities
Derivatives
Interest rate	—	(4)	—	(4)
Foreign exchange	—	(549)	—	(549)
Other	—	(22)	—	(22)
Other	—	(294)	—	(294)
Total recorded at fair value	$—	$1,209	$—	$1,209
Fair value of borrowings	$—	$63,370	$1,448	$64,818
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
Level 2 other liabilities are primarily arrangements that are valued based on the fair value of underlying investments, which are generally measured using Level 1 and Level 2 fair value techniques.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of April 3, 2021
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$186	$219	$(168)	$(118)
Interest rate	—	202	(421)	—
Other	6	2	(1)	—
Derivatives not designated as hedges
Foreign exchange	155	91	(151)	(183)
Interest rate	—	—	—	—
Other	2	—	—	—
Gross fair value of derivatives	349	514	(741)	(301)
Counterparty netting	(295)	(381)	467	209
Cash collateral (received) paid	(1)	(61)	237	78
Net derivative positions	$53	$72	$(37)	$(14)

	As of October 3, 2020
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$184	$132	$(77)	$(273)
Interest rate	—	515	(4)	—
Other	1	—	(15)	(4)
Derivatives not designated as hedges
Foreign exchange	53	136	(98)	(101)
Interest rate	—	—	—	—
Other	—	—	(3)	—
Gross fair value of derivatives	238	783	(197)	(378)
Counterparty netting	(143)	(378)	184	338
Cash collateral (received) paid	(26)	(142)	—	9
Net derivative positions	$69	$263	$(13)	$(31)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of April 3, 2021 and October 3, 2020, the total notional amount of the Company’s pay-floating interest rate swaps was $15.2 billion and $15.8 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	April 3, 2021	October 3, 2020	April 3, 2021	October 3, 2020
Borrowings:
Current	$—	$753	$—	$4
Long-term	15,628	16,229	(217)	505
	$15,628	$16,982	$(217)	$509
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Gain (loss) on:
Pay-floating swaps	$(577)	$542	$(724)	$429
Borrowings hedged with pay-floating swaps	577	(542)	724	(429)
Benefit (expense) associated with interest accruals on pay-floating swaps	36	(7)	71	(19)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at April 3, 2021 or at October 3, 2020, and gains and losses related to pay-fixed swaps recognized in earnings for the quarter ended April 3, 2021 and March 28, 2020 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of April 3, 2021 and October 3, 2020, the notional amounts of the Company’s net foreign exchange cash flow hedges were $4.7 billion and $4.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $9 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Gain (loss) recognized in Other Comprehensive Income	$92	$234	$(59)	$149
Gain (loss) reclassified from AOCI into the Statements of Income(1)	(4)	43	40	103
(1)Primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact of the designated exposure is recorded to “Interest expense, net” to offset the foreign currency impact of the foreign currency denominated borrowing. The non-hedged exposure is recorded to AOCI and is amortized over the life of the cross currency swap. As of April 3, 2021 and October 3, 2020, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($1.0 billion), respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Gain (loss) on:
Cross currency swaps	$14	$—	$56	$—
Borrowings hedged with cross currency swaps	(14)	—	(56)	—
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at April 3, 2021 and October 3, 2020 were $4.2 billion and $3.5 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net gains (losses) on foreign currency denominated assets and liabilities	$(97)	$(241)	$(14)	$64	$25	$8
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	91	239	12	(62)	(20)	(20)
Net gains (losses)	$(6)	$(2)	$(2)	$2	$5	$(12)

Six Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$61	$(172)	$(55)	$52	$(34)	$(7)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(96)	159	55	(52)	30	(3)
Net gains (losses)	$(35)	$(13)	$—	$—	$(4)	$(10)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at April 3, 2021 and October 3, 2020 and related gains or losses recognized in earnings for the quarter and six months ended April 3, 2021 and March 28, 2020 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at April 3, 2021 and October 3, 2020 were $0.3 billion. The related gains or losses recognized in earnings for the quarter and six months ended April 3, 2021 and March 28, 2020 were not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $366 million and $53 million on April 3, 2021 and October 3, 2020, respectively.
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
Other
The Company recorded approximately $0.4 billion of restructuring and impairment charges during the quarter ended April 3, 2021, primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance at our parks and resorts businesses. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.
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
Accounting Pronouncements Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. We are currently evaluating our contracts and hedging relationships that reference LIBOR and the potential effects of adopting this new guidance. The guidance can be adopted immediately and is applicable to contracts entered into before January 1, 2023.
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
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions, except per share data)	April 3, 2021	March 28, 2020		April 3, 2021	March 28, 2020
Revenues:
Services	$14,522	$16,190	(10) %	$29,393	$34,284	(14) %
Products	1,091	1,835	(41) %	2,469	4,618	(47) %
Total revenues	15,613	18,025	(13) %	31,862	38,902	(18) %
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(8,932)	(10,683)	16%	(19,670)	(22,078)	11%
Cost of products (exclusive of depreciation and amortization)	(850)	(1,254)	32%	(1,887)	(2,893)	35%
Selling, general, administrative and other	(3,113)	(3,393)	8%	(6,030)	(7,102)	15%
Depreciation and amortization	(1,272)	(1,334)	5%	(2,570)	(2,633)	2%
Total costs and expenses	(14,167)	(16,664)	15%	(30,157)	(34,706)	13%
Restructuring and impairment charges	(414)	(145)	>(100) %	(527)	(295)	(79) %
Other income, net	305	—	nm	305	—	nm
Interest expense, net	(320)	(300)	(7) %	(644)	(583)	(10) %
Equity in the income of investees	213	135	58%	437	359	22%
Income from continuing operations before income taxes	1,230	1,051	17%	1,276	3,677	(65) %
Income taxes on continuing operations	(108)	(523)	79%	(124)	(981)	87%
Net income from continuing operations	1,122	528	>100%	1,152	2,696	(57) %
Loss from discontinued operations, net of income tax benefit of $3, $3, $7 and $10, respectively)	(11)	(8)	(38) %	(23)	(29)	21%
Net income	1,111	520	>100%	1,129	2,667	(58) %
Net income from continuing operations attributable to noncontrolling interests	(210)	(60)	>(100) %	(211)	(100)	>(100) %
Net income attributable to Disney	$901	$460	96%	$918	$2,567	(64) %
Diluted earnings per share from continuing operations attributable to Disney	$0.50	$0.26	92%	$0.52	$1.43	(64) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
SIGNIFICANT DEVELOPMENTS
COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by COVID-19. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at Disney Parks, Experiences and Products where our theme parks and resorts have been closed or operating at significantly reduced capacity and cruise ship sailings and guided tours have been suspended. We have delayed or, in some cases, shortened or canceled, theatrical releases, and stage play performances have been suspended since March 2020 with a limited number of performances returning in the first quarter of fiscal 2021. We have experienced significant disruptions in the production and availability of content, including the shift of key live sports programming from the third quarter of fiscal 2020 to the fourth quarter of fiscal 2020 and into the first quarter of fiscal 2021, as well as the suspension of production of most film and television content late in the second quarter of fiscal 2020. Although most film and television production activities resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption of production activities, as well as live sporting events, depending on local circumstances.
We have taken a number of mitigation efforts in response to the impacts of COVID-19 on our businesses. We have significantly increased cash balances through the issuance of senior notes in March and May 2020. The Company did not pay a dividend with respect to fiscal 2020 operations; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); reduced management compensation for several months in fiscal 2020 and temporarily eliminated Board of Director retainers and committee fees in fiscal 2020. In addition, we furloughed over 120,000 of our employees (who continued to receive Company provided medical benefits), many of which have returned from furlough as certain business operations have reopened. At the end of fiscal 2020, the Company announced a workforce reduction plan, which was essentially completed in the first half of fiscal 2021. As of May 7, 2021, approximately 18,000 employees remain on furlough. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending, reducing film and television content investments; or implementing additional furloughs or reductions in force. Some of these measures may have an adverse impact on our businesses.
The most significant impact on operating income in the current quarter and six-month period from COVID-19 was at the Disney Parks, Experiences and Products segment due to revenue lost as a result of the closures and reduced operating capacities. We estimate a $1.2 billion and $3.8 billion impact on current quarter and six-month period, respectively, on Disney Parks, Experiences and Products segment operating income compared to the prior-year quarter and six-month period. The impacts at our Disney Media and Entertainment Distribution segment, compared to the prior-year period, were less significant as lower revenues across film and television distribution windows due to the deferral or cancellation of significant film releases as a result of theater closures were largely offset by lower costs due to a reduction in film cost amortization, marketing and distribution costs. The impact of COVID-19 in the current quarter and six-month period is not necessarily indicative of the impact on future period results.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Fox Sports Media Business in Mexico
In connection with the acquisition of TFCF in fiscal 2019, the Company agreed with the Instituto Federal de Telecomunicaciones (IFT) to sell TFCF’s sports operations in Mexico (the “Mexican Divestiture”). The deadline set by the IFT for the Company to complete the Mexican Divestiture was May 7, 2021. The IFT has given the Company until May 21, 2021 to effectuate the Mexican Divestiture, and the Company continues to pursue the Mexican Divestiture. If the Company is unable to complete the Mexican Divestiture, the IFT resolution provides that a trust would be appointed to complete the Mexican Divestiture, or to liquidate TFCF’s sports operations in Mexico if the trust is unable to complete a sale.
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter decreased 13%, or $2.4 billion, to $15.6 billion; net income attributable to Disney increased $0.4 billion, to $0.9 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) was $0.50 compared to $0.26 in the prior-year quarter. The EPS increase for the quarter was due to an increase in operating results at DMED and a lower effective income tax rate, partially offset by lower operating results at DPEP.
Revenues
Service revenues for the quarter decreased 10%, or $1.7 billion, to $14.5 billion due to the closure/reduced operating capacity of our theme parks and resorts and lower theatrical revenues, both of which were driven by the impact of COVID-19, lower electronic home entertainment sales volume, a decrease in advertising revenue and a decrease in TV/SVOD distribution revenue. These decreases were partially offset by higher DTC subscription revenue. The decrease in TV/SVOD distribution revenue and home entertainment volumes was driven by the impact of COVID-19, which limited our ability to release films theatrically and produce content in previous quarters. The decrease in advertising revenue was due to lower advertising at our Linear Networks, partially offset by higher advertising at Hulu.
Product revenues for the quarter decreased 41%, or $0.7 billion, to $1.1 billion due to lower merchandise, food and beverage sales at our theme parks and resorts and to a lesser extent, a decrease in home entertainment volumes.
Costs and expenses
Cost of services for the quarter decreased 16%, or $1.8 billion, to $8.9 billion due to the closure/reduced operating capacity of our theme parks and resorts, lower production cost amortization and distribution costs at Content Sales/Licensing and Other and to a lesser extent, lower programming and production costs at Linear Networks. The decrease in production cost amortization and distribution costs at Content Sales/Licensing and Other was due to lower TV/SVOD revenues and the benefit of a lower average amortization rate, a decrease in theatrical revenue and lower home entertainment volumes. These decreases were partially offset by increased programming, production and technology costs at Direct-to-Consumer.
Cost of products for the quarter decreased 32%, or $0.4 billion, to $0.9 billion due to lower merchandise, food and beverage sales at our theme parks and resorts and to a lesser extent, a decrease in home entertainment volumes.
Selling, general, administrative and other costs decreased 8%, or $0.3 billion, to $3.1 billion due to lower marketing costs driven by no significant worldwide theatrical releases and a decrease in spending at the theme parks and resorts businesses, partially offset by an increase at Direct-to-Consumer.
Depreciation and amortization decreased 5%, or $0.1 billion, to $1.3 billion, due to lower amortization of intangible assets arising from the acquisition of TFCF and Hulu reflecting an impairment recorded in the third quarter of the prior year related to the International Channels intangible assets arising from the acquisition.
Restructuring and impairment charges
Restructuring and impairment charges of $414 million for the current quarter were due to asset impairments and severance costs related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance at our parks and resorts businesses.
Restructuring and impairment charges of $145 million for the prior-year quarter were primarily for severance costs in connection with the acquisition and integration of TFCF.
Other Income, net
In the current quarter, the Company recognized the DraftKings Gain for $305 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	April 3, 2021	March 28, 2020	% Change Better (Worse)
Interest expense	$(415)	$(365)	(14) %
Interest income, investment income and other	95	65	46%
Interest expense, net	$(320)	$(300)	(7) %
The increase in interest expense was due to higher average debt balances, partially offset by lower average interest rates.
The increase in interest income, investment income and other was due to higher investment gains, partially offset by higher pension and postretirement benefit costs, other than service cost.
Equity in the income of investees
Equity in the income of investees increased $78 million to $213 million in the current quarter driven by higher income from A+E Television Networks due to lower programming costs and higher program sales, partially offset by lower advertising revenue.
Effective Income Tax Rate

	Quarter Ended
	April 3, 2021	March 28, 2020	Change Better (Worse)
Effective income tax rate - continuing operations	8.8%	49.8%	41.0	ppt
The decrease in the effective income tax rate was due to lower U.S. tax on foreign income, a benefit from the resolution of various tax matters in the current quarter and higher excess tax benefits on employee share-based awards in the current quarter.
Noncontrolling Interests

	Quarter Ended
(in millions)	April 3, 2021	March 28, 2020	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(210)	$(60)	>(100) %
The increase in net income from continuing operations attributable to noncontrolling interests was driven by lower losses at Shanghai Disney Resort, Hong Kong Disneyland Resort and our DTC sports business and higher results at ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended April 3, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $605 million
•Restructuring and impairment charges of $414 million
•DraftKings Gain of $305 million
Results for the quarter ended March 28, 2020 were impacted by the following:
•TFCF and Hulu acquisition amortization of $723 million
•Restructuring charges of $145 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended April 3, 2021:
TFCF and Hulu acquisition amortization	$(605)	$141	$(464)	$(0.24)
Restructuring and impairment charges	(414)	97	(317)	(0.17)
DraftKings Gain	305	(71)	234	0.13
Total	$(714)	$167	$(547)	$(0.28)

Quarter Ended March 28, 2020:
TFCF and Hulu acquisition amortization	$(723)	$167	$(556)	$(0.28)
Restructuring and impairment charges	(145)	34	(111)	(0.06)
Total	$(868)	$201	$(667)	$(0.34)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT SIX-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR SIX-MONTH PERIOD
Revenues for the current period decreased $7.0 billion, to $31.9 billion; net income attributable to Disney decreased $1.6 billion, to $0.9 billion; and EPS decreased to $0.52 compared $1.43 in the prior-year period. The EPS decrease was due lower segment operating results driven by lower operating results at DPEP, partially offset by higher operating results at DMED.
Revenues
Service revenues for the current period decreased 14%, or $4.9 billion, to $29.4 billion, due to the closure/reduced operating capacity of our theme parks and resorts, lower theatrical revenues, a decrease in TV/SVOD distribution revenue and to a lesser extent, lower electronic home entertainment sales volumes. All of these revenue decreases reflected the impact of COVID-19. These decreases were partially offset by higher DTC subscription revenue and to a lesser extent, advertising revenue growth. The decrease in TV/SVOD distribution revenue also reflected the shift from licensing our content to third parties to distribution on our DTC services. Advertising revenue growth was due to higher advertising at Hulu, partially offset by lower advertising at our Linear Networks.
Product revenues for the current period decreased 47%, or $2.1 billion, to $2.5 billion, due to lower merchandise, food and beverage sales at our theme parks and resorts and a decrease in home entertainment volumes.
Costs and expenses
Cost of services for the current period decreased 11%, or $2.4 billion, to $19.7 billion, due to lower production cost amortization and distribution costs at DMED, and a decrease in costs as a result of the closure/reduced operating capacity of our theme parks and resorts. Lower production cost amortization and distribution costs were driven by a decrease in theatrical and TV/SVOD revenues, the benefit of a lower average amortization rate on TV/SVOD sales, and a decrease in home entertainment volumes. These decreases were partially offset by increased programming, production and technology costs at Direct-to-Consumer.
Cost of products for the current period decreased 35%, or $1.0 billion, to $1.9 billion, due to lower merchandise, food and beverage sales at our theme parks and resorts and a decrease in home entertainment volumes.

Selling, general, administrative and other costs for the current period decreased 15%, or $1.1 billion, to $6.0 billion, due to lower marketing costs driven by limited worldwide theatrical releases and a decrease in spending at the theme parks and resorts businesses, partially offset by an increase at Direct-to-Consumer.
Depreciation and amortization for the current period decreased 2%, or $0.1 billion, to $2.6 billion, due to lower amortization of intangible assets from the acquisition of TFCF and Hulu reflecting an impairment recorded in the third quarter of the prior year related to the International Channels intangible assets arising from the acquisition.
Restructuring and impairment charges
Restructuring and impairment charges of $527 million for the current period were due to asset impairments and severance costs primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance at our other businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Restructuring and impairment charges of $295 million for the prior-year period were primarily due to severance costs related to the acquisition and integration of TFCF.
Other Income, net
Other income in the current period includes the fuboTV Gain of $186 million and the DraftKings Gain of $119 million.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	April 3, 2021	March 28, 2020	% Change Better (Worse)
Interest expense	$(819)	$(727)	(13) %
Interest income, investment income and other	175	144	22%
Interest expense, net	$(644)	$(583)	(10) %
The increase in interest expense in the current period was due to higher average debt balances, partially offset by lower average interest rates.
The increase in interest income, investment income and other was due to higher investment gains, partially offset by higher pension and postretirement benefits costs, other than service cost.
Equity in the income of investees
Equity in the income of investees increased $78 million to $437 million in the current period primarily due to higher income from A+E Television Networks due to lower programming costs and higher program sales, partially offset by lower advertising revenue.
Effective Income Tax Rate

	Six Months Ended
	April 3, 2021	March 28, 2020	Change Better (Worse)
Effective income tax rate - continuing operations	9.7%	26.7%	17.0	ppt
The decrease in the effective income tax rate was due to a benefit from the resolution of various tax matters in the current period and higher excess tax benefits on employee share-based awards, partially offset by the impact of higher foreign losses for which the Company is unable to recognize a tax benefit.
Noncontrolling Interests

	Six Months Ended
(in millions)	April 3, 2021	March 28, 2020	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(211)	$(100)	>(100) %
The increase in net income from continuing operations attributable to noncontrolling interests for the current period includes the impact of higher results at National Geographic and lower losses at our DTC sports business and Shanghai Disney Resort, partially offset by lower results at ESPN.
Certain Items Impacting Results in the Year
Results for the six months ended April 3, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,222 million
•Restructuring and impairment charges of $527 million
•The fuboTV Gain of $186 million and DraftKings Gain of $119 million
Results for the six months ended March 28, 2020 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,423 million
•Restructuring charges of $295 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Six Months Ended April 3, 2021:
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	$(1,222)	$285	$(937)	$(0.50)
Restructuring and impairment charges	(527)	124	(403)	(0.22)
Other income	305	(71)	234	0.13
Total	$(1,444)	$338	$(1,106)	$(0.59)

Six Months Ended March 28, 2020:
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	$(1,423)	$330	$(1,093)	$(0.57)
Restructuring and impairment charges	(295)	68	(227)	(0.13)
Total	$(1,718)	$398	$(1,320)	$(0.70)
(1)Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended April 3, 2021 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Disney Media and Entertainment Distribution revenues are subject to seasonal advertising patterns, changes in viewership and subscriber levels, timing and performance of film releases in the theatrical and home entertainment markets, timing of and demand for film and television programs, and the demand for sports programming. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. In addition, advertising revenues generated from sports programming are impacted by the timing of sports seasons and events, which varies throughout the year or may take place periodically (e.g. biannually, quadrennially). Affiliate revenues vary with the subscriber trends of MVPDs. Theatrical release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
Disney Parks, Experiences and Products revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities, which generally results in higher revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Consumer products revenue fluctuates with consumer purchasing behavior, which generally results in higher revenues during the Company’s first fiscal quarter due to the winter holiday season and in the fourth quarter due to back-to-school. In addition, licensing revenues fluctuate with the timing and performance of our film and television content.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020		April 3, 2021	March 28, 2020
Income from continuing operations before income taxes	$1,230	$1,051	17%	$1,276	$3,677	(65) %
Add:
Corporate and unallocated shared expenses	201	188	(7) %	433	425	(2) %
Restructuring and impairment charges	414	145	>(100) %	527	295	(79) %
Other income, net	(305)	—	nm	(305)	—	nm
Interest expense, net	320	300	(7) %	644	583	(10) %
TFCF and Hulu acquisition amortization	605	723	16%	1,222	1,423	14%
Total segment operating income	$2,465	$2,407	2%	$3,797	$6,403	(41) %

The following is a summary of segment revenue and operating income:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020		April 3, 2021	March 28, 2020
Revenues:
Disney Media and Entertainment Distribution	$12,440	$12,365	1%	$25,101	$25,662	(2) %
Disney Parks, Experiences and Products	3,173	5,660	(44) %	6,761	13,240	(49) %
	$15,613	$18,025	(13) %	$31,862	$38,902	(18) %
Segment operating income:
Disney Media and Entertainment Distribution	$2,871	$1,651	74%	$4,322	$3,125	38%
Disney Parks, Experiences and Products	(406)	756	nm	(525)	3,278	nm
	$2,465	$2,407	2%	$3,797	$6,403	(41) %
Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020		April 3, 2021	March 28, 2020
Disney Media and Entertainment Distribution	$133	$137	3%	$300	$279	(8) %
Disney Parks, Experiences and Products
Domestic	391	408	4%	779	806	3%
International	184	175	(5) %	360	344	(5) %
Total Disney Parks, Experiences and Products	575	583	1%	1,139	1,150	1%
Corporate	46	46	— %	92	77	(19) %
Total depreciation expense	$754	$766	2%	$1,531	$1,506	(2) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020		April 3, 2021	March 28, 2020
Disney Media and Entertainment Distribution	$44	$43	(2) %	$91	$89	(2) %
Disney Parks, Experiences and Products	27	27	— %	54	54	— %
TFCF and Hulu	447	498	10%	894	984	9%
Total amortization of intangible assets	$518	$568	9%	$1,039	$1,127	8%

BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Disney Media and Entertainment Distribution
Revenue and operating results for the Disney Media and Entertainment Distribution segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues:
Linear Networks	$6,746	$7,025	(4) %
Direct-to-Consumer	3,999	2,515	59%
Content Sales/Licensing and Other	1,916	3,011	(36) %
Elimination of Intrasegment Revenue(1)	(221)	(186)	(19) %
	$12,440	$12,365	1%
Segment operating income (loss):
Linear Networks	$2,849	$2,481	15%
Direct-to-Consumer	(290)	(805)	64%
Content Sales/Licensing and Other	312	(25)	nm
	$2,871	$1,651	74%
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our linear networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues
Affiliate fees	$4,815	$4,715	2%
Advertising	1,815	2,171	(16) %
Other	116	139	(17) %
Total revenues	6,746	7,025	(4) %
Operating expenses	(3,191)	(3,776)	15%
Selling, general, administrative and other	(890)	(888)	— %
Depreciation and amortization	(36)	(57)	37%
Equity in the income of investees	220	177	24%
Operating Income	$2,849	$2,481	15%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Domestic Channels	$3,927	$3,745	5%
International Channels	888	970	(8) %
	$4,815	$4,715	2%
The increase in affiliate revenue at our Domestic Channels was due to an increase of 8% from higher contractual rates, partially offset by a decrease of 4% from fewer subscribers.
The decrease in affiliate revenue at the International Channels was due to decreases of 5% from fewer subscribers, driven by channel closures primarily in Europe, and 3% from an unfavorable foreign exchange impact.
Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Cable	$711	$918	(23) %
Broadcasting	722	911	(21) %
Domestic Channels	1,433	1,829	(22) %
International Channels	382	342	12%
	$1,815	$2,171	(16) %
The decrease in Cable advertising revenue was due to decreases of 20% from lower impressions reflecting lower average viewership and 2% from lower rates.
The decrease in Broadcasting advertising revenue was due to decreases of 14% from lower network impressions, reflecting lower average viewership, 12% from a shift in the timing of The Academy Awards at ABC and 7% from the owned television stations driven by lower political advertising and the timing of The Academy Awards. The Academy Awards aired in the third quarter in the current year compared to the second quarter in the prior year. These decreases were partially offset by an increase of 9% from higher network rates.
The increase in the International Channels advertising revenue was due to increases of 8% from higher impressions, reflecting higher average viewership and 2% from higher rates. The increase in viewership reflected the benefit from Board of Control for Cricket in India (BCCI) matches that shifted into the current quarter as a result of COVID-19. BCCI cricket matches generally occur in our first fiscal quarter.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Cable	$(1,515)	$(1,871)	19%
Broadcasting	(658)	(803)	18%
Domestic Channels	(2,173)	(2,674)	19%
International Channels	(607)	(686)	12%
	$(2,780)	$(3,360)	17%
The decrease in programming and production costs at Cable was due to the timing of the College Football Playoffs (CFP) relative to our fiscal periods, lower production costs for live sporting events and fewer hours of original episodic programming in the current quarter. The current quarter included one CFP bowl game compared to four in the prior-year quarter. Lower production costs for live sporting events were driven by cost savings initiatives.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decrease in programming and production costs at Broadcasting was primarily due to the shift of The Academy Awards.
The decrease in programming and production costs at the International Channels was driven by a higher percentage of content costs being allocated to Disney+ as we continue to launch the service in additional markets, and lower costs as a result of channel closures. These decreases were partially offset by higher sports programming costs due to costs for BCCI matches that shifted into the current quarter as a result of COVID-19.
Depreciation and amortization decreased $21 million, to $36 million from $57 million, driven by a shift in the allocation of technology assets and related depreciation primarily between Linear Networks and Content Sales/Licensing and Other.
Equity in the Income of Investees
Income from equity investees increased $43 million, to $220 million from $177 million, primarily due to higher income from A+E Television Networks due to lower programming costs and higher program sales, partially offset by lower advertising revenue.
Operating Income from Linear Networks
Operating income from Linear Networks increased $368 million, to $2,849 million from $2,481 million, due to increases at Cable, the International Channels and Broadcasting and higher income from our equity investees.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Supplemental revenue detail
Domestic Channels	$5,418	$5,638	(4) %
International Channels	1,328	1,387	(4) %
	$6,746	$7,025	(4) %
Supplemental operating income detail
Domestic Channels	$2,281	$2,031	12%
International Channels	348	273	27%
Equity in the income of investees	220	177	24%
	$2,849	$2,481	15%

Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues
Subscription fees	$3,000	$1,796	67%
Advertising	717	558	28%
TV/SVOD distribution and other	282	161	75%
Total revenues	3,999	2,515	59%
Operating expenses	(3,214)	(2,465)	(30) %
Selling, general, administrative and other	(1,010)	(794)	(27) %
Depreciation and amortization	(65)	(60)	(8) %
Equity in the loss of investees	—	(1)	100%
Operating Loss	$(290)	$(805)	64%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
The increase in subscription fees was due to higher subscribers driven by growth at Disney+, Hulu, and to a lesser extent, ESPN+, and higher rates due to an increase in retail pricing at Hulu. The growth at Disney+ included the benefit of launches in additional markets, certain of which have a lower average monthly revenue per paid subscriber compared to the average in the prior-year quarter.
Higher advertising revenue reflected an increase of 29% from higher impressions due to growth at Hulu.
The increase in TV/SVOD distribution and other revenue was due to Disney+ Premier Access revenues from Raya and the Last Dragon and higher Ultimate Fighting Championship (UFC) pay-per-view fees. The increase in UFC fees reflected the benefit of four events in the current quarter compared to three in the prior-year quarter, an increase in average buys per event and higher pricing.
The following table presents the number of paid subscribers(1) (in millions) for Disney+, ESPN+ and Hulu as of:

	April 3, 2021	March 28, 2020	% Change Better (Worse)
Disney+(2)	103.6	33.5	>100%
ESPN+	13.8	7.9	75%
Hulu
SVOD Only	37.8	28.8	31%
Live TV + SVOD	3.8	3.3	15%
Total Hulu	41.6	32.1	30%
The following table presents the average monthly revenue per paid subscriber(3) for the quarter ended:

			% Change Better (Worse)
	April 3, 2021	March 28, 2020
Disney+(2)	$3.99	$5.63	(29) %
ESPN+	$4.55	$4.24	7%
Hulu
SVOD Only	$12.08	$12.06	— %
Live TV + SVOD	$81.83	$67.75	21%
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
(2)Includes Disney+ Hotstar. Disney+ Hotstar launched on April 3, 2020 in India (as a conversion of the preexisting Hotstar service) and on September 5, 2020 in Indonesia. Disney+ Hotstar average monthly revenue per paid subscriber is significantly lower than the average monthly revenue per paid subscriber for Disney+ in other markets.
(3)Revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Premier Access and Pay-Per-View revenue. The average revenue per subscriber is net of discounts offered on bundled services. The discount is allocated to each service based on the relative retail price of each service on a standalone basis. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third party platforms like Apple.
The average monthly revenue per paid subscriber for Disney+ decreased from $5.63 to $3.99 due to the launch of Disney+ Hotstar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The average monthly revenue per paid subscriber for ESPN+ increased from $4.24 to $4.55 due to an increase in retail pricing.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service increased from $12.06 to $12.08 due to a lower mix of wholesale subscribers and an increase in per-subscriber premium add-on revenue, partially offset by a decrease in per-subscriber advertising revenue and a higher mix of subscribers to the bundled offering. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $67.75 to $81.83 due to increases in retail pricing, per-subscriber advertising revenue and to a lesser extent, per-subscriber premium and feature add-on revenue, partially offset by a higher mix of subscribers to the bundled offering.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Programming and production costs	$(2,586)	$(1,964)	(32) %
Other operating expense	(628)	(501)	(25) %
	$(3,214)	$(2,465)	(30) %
The increase in programming and production costs was due to higher costs at Disney+, Hulu and to a lesser extent, ESPN+. The increase at Disney+ was driven by the ongoing expansion including launches in additional markets. Higher costs at Hulu were primarily due to an increase in subscriber-based fees for programming the live television service. The increase at ESPN+ was driven by higher costs for UFC programming rights due to an additional event in the current quarter compared to the prior-year quarter and a new contract for soccer programming rights. Other operating expenses, which include technical support and distribution costs, increased due to higher distribution costs at Disney+ driven by subscriber growth.
Selling, general, administrative and other costs increased $216 million, to $1,010 million from $794 million, due to higher marketing costs at Disney+ driven by launches in additional markets.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $515 million, to $290 million from $805 million, due to improved results at Hulu, and to a lesser extent, ESPN+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues
TV/SVOD distribution	$1,344	$1,524	(12) %
Theatrical distribution	109	603	(82) %
Home entertainment	219	489	(55) %
Other	244	395	(38) %
Total revenues	1,916	3,011	(36) %
Operating expenses	(1,136)	(2,110)	46%
Selling, general, administrative and other	(398)	(836)	52%
Depreciation and amortization	(76)	(63)	(21) %
Equity in the income of investees	6	(27)	nm
Operating Income	$312	$(25)	nm
COVID-19
Our Content Sales/Licensing business has been impacted by COVID-19 in a number of ways. As a result of theater closures or theaters operating at reduced capacity, we have delayed or, in some cases, shortened or canceled, theatrical releases. Film and television content production was suspended in March 2020, and although most production activities resumed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
beginning in the fourth quarter of fiscal 2020, we continue to see disruption of production activities depending on local circumstances. Reduced theatrical releases and production delays have impacted the availability of film content to be sold in the subsequent home entertainment and TV/SVOD distribution windows.
Revenues
The decrease in TV/SVOD distribution revenue was primarily due to lower film content sales, which primarily reflected the impact of COVID-19, and a decrease in sales of episodic content.
The decrease in theatrical distribution revenue was due to the ongoing impact of COVID-19. The current quarter included Soul and Raya and the Last Dragon, whereas the prior-year quarter included Star Wars: The Rise of Skywalker, Frozen II and Spies in Disguise. Other titles in the prior-year quarter included Onward and Call of the Wild.
The decrease in home entertainment revenue reflected decreases of 46% due to lower unit sales of new release titles and 11% from lower average net effective pricing. New release titles in the current quarter included Soul and Mulan, whereas the prior-year quarter included Frozen II, Maleficent: Mistress of Evil, Ford V Ferrari, Star Wars: The Rise of Skywalker and Onward. The decrease in average net effective pricing was due to a lower mix of new release titles, which have a higher sales price than catalog titles.
The decrease in other revenue was due to lower revenue from stage plays reflecting the impact of COVID-19. As a result of COVID-19, stage play performances were suspended in March 2020 with a limited number of performances returning in the first quarter of fiscal 2021.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Programming and production costs	$(915)	$(1,744)	48%
Cost of goods sold and distribution costs	(221)	(366)	40%
	$(1,136)	$(2,110)	46%
The decrease in programming and production costs was due to lower production cost amortization related to TV/SVOD sales reflecting a lower average amortization rate and a decrease in revenue, a decrease in theatrical revenues, lower film and television cost impairments, and a decrease in home entertainment volumes.
The decrease in cost of goods sold and distribution costs was due to lower costs for stage plays as result of a limited number of performances in the current quarter and a decrease in theatrical distribution costs as a result of fewer releases.
Selling, general administrative and other costs decreased $438 million, to $398 million from $836 million, primarily due to lower theatrical and home entertainment marketing costs.
Depreciation and amortization increased $13 million, to $76 million from $63 million, driven by a shift in the allocation of technology assets and related depreciation primarily between Linear Networks and Content Sales/Licensing and Other.
Equity in the Income of Investees
Income from equity investments increased $33 million, to income of $6 million from a loss of $27 million, driven by the sale of our interest in Endemol Shine in July 2020.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other increased $337 million, to income of $312 million in the current quarter from a loss of $25 million in the prior-year quarter, due to higher TV/SVOD distribution results and lower film and television cost impairments, partially offset by a decrease in home entertainment distribution results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the Disney Media and Entertainment Distribution segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
TFCF and Hulu acquisition amortization(1)	$(603)	$(721)	16%
Restructuring and impairment charges(2)	(223)	(124)	(80) %
(1)In the current quarter, amortization of step-up on film and television costs was $154 million and amortization of intangible assets was $445 million. In the prior-year quarter, amortization of step-up on film and television costs was $217 million and amortization of intangible assets was $496 million.
(2)The current quarter includes asset impairments and severance costs related to the planned closure of an animation studio and severance costs related to workforce reductions. The prior-year quarter includes severance costs in connection with the acquisition and integration of TFCF.
Disney Parks, Experiences and Products
Operating results for the Disney Parks, Experiences and Products segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues
Theme park admissions	$597	$1,554	(62) %
Parks & Experiences merchandise, food and beverage	558	1,276	(56) %
Resorts and vacations	513	1,377	(63) %
Merchandise licensing and retail	1,145	1,017	13%
Parks licensing and other	360	436	(17) %
Total revenues	3,173	5,660	(44) %
Operating expenses	(2,308)	(3,555)	35%
Selling, general, administrative and other	(660)	(733)	10%
Depreciation and amortization	(602)	(610)	1%
Equity in the loss of investees	(9)	(6)	(50) %
Operating Income (Loss)	$(406)	$756	nm
COVID-19
Revenues at the Disney Parks, Experiences and Products segment were adversely impacted by COVID-19 as a result of the closure/reduced operating capacity of our theme parks and resorts. Disneyland Resort and Disneyland Paris were closed and our cruise business was suspended for the entire current quarter, whereas these businesses closed in mid-March of the prior-year quarter. Hong Kong Disneyland Resort was open for approximately 30 days during the current quarter, compared to approximately 25 days in the prior-year quarter. Walt Disney World Resort, Shanghai Disney Resort and Tokyo Disney Resort were open during the entire current quarter, although operating at significantly reduced capacities. In the prior-year quarter, Walt Disney World Resort closed in mid-March, Shanghai Disney Resort closed in late January and Tokyo Disney Resort closed in late February. We estimate that the adverse impact of COVID-19 compared to the prior-year quarter was a decrease in segment operating income of approximately $1.2 billion, which is net of cost reductions from initiatives to mitigate the impacts of COVID-19.
Revenues
The decrease in revenues from theme park admissions, merchandise, food and beverage sales, and resorts and vacations was due to the closure and reduced operating capacity of the parks and resorts and suspension of cruise ship sailings.
Merchandise licensing and retail revenue growth was due to an increase of 9% from merchandise licensing and 4% from retail. The revenue growth at merchandise licensing was driven by higher revenues from merchandise based on Star Wars, including The Mandalorian, Disney Princesses, Mickey and Minnie and an increase in royalties from licensed games, partially

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
offset by a decrease in revenues from merchandise based on Frozen. The increase in royalties from licensed games was due to the current year release of Marvel’s Spider-Man: Miles Morales and higher royalties from Twisted Wonderland, partially offset by lower royalties from Star Wars Jedi: Fallen Order. The increase in retail revenues was primarily due to higher online sales, partially offset by a decrease in sales at our retail stores.
The decrease in parks licensing and other revenue was primarily due to lower sponsorship revenue as a result of park closures and a decrease in royalties from Tokyo Disney Resort as a result of the park operating at reduced capacity in the current quarter.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Apr 3, 2021	Mar 28, 2020	Apr 3, 2021	Mar 28, 2020	Apr 3, 2021	Mar 28, 2020
Parks
Increase (decrease)
Attendance(2)	(66) %	(11) %	(41) %	(50) %	(61) %	(22) %
Per Capita Guest Spending(3)	8%	13%	(9) %	(5) %	— %	14%
Hotels
Occupancy(4)	35%	77%	9%	47%	29%	70%
Available Room Nights (in thousands)(5)	2,649	2,617	787	794	3,436	3,411
Per Room Guest Spending(6)	$336	$372	$356	$258	$338	$354
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
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Operating labor	$(1,012)	$(1,661)	39%
Infrastructure costs	(543)	(654)	17%
Cost of goods sold and distribution costs	(421)	(626)	33%
Other operating expense	(332)	(614)	46%
	$(2,308)	$(3,555)	35%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decreases in operating labor, infrastructure costs and cost of goods sold and distribution costs were due to lower volumes. The decrease in other operating expenses was due to lower volumes and a decline in charges for capital project abandonments.
Selling, general, administrative and other costs decreased $73 million, to $660 million from $733 million, due to marketing cost reductions.
Segment Operating Income (Loss)
Segment operating income decreased from a profit of $0.8 billion to a loss of $0.4 billion due to a decrease at our domestic parks and experiences businesses, partially offset by an increase at our consumer products business.
The following table presents supplemental revenue and operating income (loss) detail for the Disney Parks, Experiences and Products segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Supplemental revenue detail
Parks & Experiences
Domestic	$1,735	$4,139	(58) %
International	262	480	(45) %
Consumer Products	1,176	1,041	13%
	$3,173	$5,660	(44) %
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$(587)	$661	nm
International	(380)	(343)	(11) %
Consumer Products	561	438	28%
	$(406)	$756	nm
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the Disney Parks, Experiences and Products segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Restructuring and impairment charges(1)	$(189)	$(2)	>(100) %
TFCF and Hulu acquisition amortization	(2)	(2)	— %

(1)The current quarter includes asset impairments and severance costs related to the planned closure of a substantial number of our Disney-branded retail stores and severance costs related to workforce reductions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Six-Month Period Results Compared to the Prior-Year Six-Month Period

Disney Media and Entertainment Distribution
Revenue and operating results for the Disney Media and Entertainment Distribution segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues:
Linear Networks	$14,439	$14,561	(1) %
Direct-to-Consumer	7,503	4,540	65%
Content Sales/Licensing and Other	3,618	6,921	(48) %
Elimination of Intrasegment Revenue(1)	(459)	(360)	(28) %
	$25,101	$25,662	(2) %
Segment operating income (loss):
Linear Networks	$4,578	$4,289	7%
Direct-to-Consumer	(756)	(1,915)	61%
Content Sales/Licensing and Other	500	751	(33) %
	$4,322	$3,125	38%
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our linear networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues
Affiliate fees	$9,455	$9,329	1%
Advertising	4,650	4,902	(5) %
Other	334	330	1%
Total revenues	14,439	14,561	(1) %
Operating expenses	(8,612)	(8,734)	1%
Selling, general, administrative and other	(1,614)	(1,806)	11%
Depreciation and amortization	(89)	(123)	28%
Equity in the income of investees	454	391	16%
Operating Income	$4,578	$4,289	7%
Revenues
Affiliate revenue is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Domestic Channels	$7,700	$7,395	4%
International Channels	1,755	1,934	(9) %
	$9,455	$9,329	1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in affiliate revenue at our Domestic Channels was due to an increase of 8% from higher contractual rates, partially offset by a decrease of 4% from fewer subscribers.
The decrease in affiliate revenue at the International Channels was due to decreases of 6% from fewer subscribers, driven by channel closures primarily in Europe, and 2% from an unfavorable foreign exchange impact.
Advertising revenue is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Cable	$1,928	$2,227	(13) %
Broadcasting	1,706	1,852	(8) %
Domestic Channels	3,634	4,079	(11) %
International Channels	1,016	823	23%
	$4,650	$4,902	(5) %
The decrease in Cable advertising revenue was due to a decrease of 19% from lower impressions reflecting lower average viewership, partially offset by an increase of 6% from higher rates.
The decrease in Broadcasting advertising revenue was due to decreases of 10% from lower network impressions, reflecting lower average viewership and 6% from a shift in the timing of The Academy Awards at ABC. These decreases were partially offset by increases of 4% from higher network rates and 1% from the owned television stations. The increase at the owned television stations was due to higher political advertising, partially offset by the timing of The Academy Awards.
The increase in the International Channels advertising revenue was due to an increase of 23% from higher impressions. The increase in impressions reflected higher average viewership, partially offset by lower units delivered. The increase in viewership reflected a shift of Indian Premier League (IPL) cricket matches for the 2020 season from the third quarter of the prior fiscal year to the first quarter of the current fiscal year as a result of COVID-19. IPL cricket matches generally occur during our third fiscal quarter.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Cable	$(4,919)	$(4,992)	1%
Broadcasting	(1,405)	(1,558)	10%
Domestic Channels	(6,324)	(6,550)	3%
International Channels	(1,521)	(1,372)	(11) %
	$(7,845)	(7,922)	1%
The decrease in programming and production costs at Cable was driven by lower production costs for live sporting events, fewer hours of original programming, a decrease in development costs and lower television cost impairments. These decreases were partially offset by higher sports programming and production costs. The increase in sports programming and production costs reflected higher NBA programming costs, the shift of the 2020 Masters tournament into the current fiscal year and contractual increases for sports programming, partially offset by fewer events and savings initiatives. As a result of delays due to COVID-19, four NBA Finals games were played in the current period, whereas these games would normally have occurred in the third quarter of the prior year.
The decrease in programming and production costs at Broadcasting was primarily due to the shift of The Academy Awards.
The increase in programming and production costs at the International Channels was due to higher sports programming costs driven by the shift of 2020 IPL cricket matches into the current period, partially offset by fewer BCCI matches in the current period. The increase in sports programming costs was partially offset by a higher percentage of content costs being allocated to Disney+ as we continue to launch the service in additional markets, and lower costs as a result of channel closures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other costs decreased $192 million, to $1,614 million from $1,806 million, due to lower marketing costs and a decrease in bad debt expense.
Depreciation and amortization decreased $34 million, to $89 million from $123 million, driven by a shift in the allocation of technology assets and related depreciation primarily between Linear Networks and Content Sales/Licensing and Other.
Equity in the Income of Investees
Income from equity investees increased $63 million, to $454 million from $391 million, due to higher income from A+E Television Networks driven by higher program sales and lower programming costs, partially offset by lower advertising revenue.
Operating Income from Linear Networks
Operating income from Linear Networks increased $289 million, to $4,578 million from $4,289 million, due to an increase at Broadcasting, higher income from our equity investees and an increase at the International Channels.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Supplemental revenue detail
Domestic Channels	$11,488	$11,631	(1) %
International Channels	2,951	2,930	1%
	$14,439	$14,561	(1) %
Supplemental operating income detail
Domestic Channels	$3,401	$3,237	5%
International Channels	723	661	9%
Equity in the income of investees	454	391	16%
	$4,578	$4,289	7%

Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues
Subscription fees	$5,546	$3,122	78%
Advertising	1,599	1,157	38%
TV/SVOD distribution and other	358	261	37%
Total revenues	7,503	4,540	65%
Operating expenses	(6,135)	(4,808)	(28) %
Selling, general, administrative and other	(1,980)	(1,526)	(30) %
Depreciation and amortization	(144)	(120)	(20) %
Equity in the loss of investees	—	(1)	100%
Operating Loss	$(756)	$(1,915)	61%
Revenues
The increase in subscription fees was due to higher subscribers driven by growth at Disney+, Hulu and to a lesser extent, ESPN+, and higher rates due to an increase in retail pricing at Hulu. The growth at Disney+ included the benefit of launches in additional markets, certain of which have a lower average monthly revenue per paid subscriber compared to the average in the prior-year period.
Higher advertising revenue reflected an increase of 39% from higher impressions due to growth at Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in TV/SVOD distribution and other revenue was due to Disney+ Premier Access revenues from Raya and the Last Dragon and higher UFC pay-per-view fees. The increase in UFC fees reflected the benefit of seven events in the current period compared to six in the prior-year period, higher pricing and an increase in average buys per event.
The following table presents the average monthly revenue per paid subscriber for the six-month period ended (see additional discussion of metrics under the quarterly analysis of Business Segment Results):

			% Change Better (Worse)
	April 3, 2021	March 28, 2020
Disney+	$4.01	$5.60	(28) %
ESPN+	$4.52	$4.32	5%
Hulu
SVOD Only	$12.77	$12.66	1%
Live TV + SVOD	$78.31	$63.66	23%
The average monthly revenue per paid subscriber for Disney+ decreased from $5.60 to $4.01 due to the launch of Disney+ Hotstar.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.32 to $4.52 due to an increase in retail pricing and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to the bundled offering.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service increased from $12.66 to $12.77 due to a lower mix of wholesale subscribers and an increase in per-subscriber premium add-on revenue, partially offset by a higher mix of subscribers to the bundled offering. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $63.66 to $78.31 due to increases in retail pricing, per-subscriber advertising revenue and to a lesser extent, per-subscriber premium and feature add-on revenue, partially offset by a higher mix of subscribers to the bundled offering.
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Programming and production costs	$(4,965)	$(3,884)	(28) %
Other operating expense	(1,170)	(924)	(27) %
	$(6,135)	$(4,808)	(28) %
The increase in programming and production costs was due to higher costs at Disney+, Hulu and to a lesser extent, ESPN+. The increase at Disney+ was driven by the ongoing expansion including launches in additional markets. Higher costs at Hulu were primarily due to an increase in subscriber-based fees for programming on the live television service. The increase at ESPN+ was driven by higher costs for UFC programming rights due to one additional event in the current period compared to the prior-year period and a new contract for soccer programming rights. Other operating expenses, which include technical support and distribution costs, increased due to higher distribution costs at Disney+ driven by subscriber growth.
Selling, general, administrative and other costs increased $454 million, to $1,980 million from $1,526 million, due to higher marketing costs at Disney+ driven by launches in additional markets.
Depreciation and amortization increased $24 million, to $144 million from $120 million, due to the ongoing expansion of Disney+.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $1,159 million, to $756 million from $1,915 million, due to improved results at Hulu, and to a lesser extent, ESPN+ and Disney+.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues
TV/SVOD distribution	$2,366	$2,963	(20) %
Theatrical distribution	140	2,011	(93) %
Home entertainment	519	1,085	(52) %
Other	593	862	(31) %
Total revenues	3,618	6,921	(48) %
Operating expenses	(2,210)	(4,108)	46%
Selling, general, administrative and other	(757)	(1,931)	61%
Depreciation and amortization	(158)	(125)	(26) %
Equity in the income of investees	7	(6)	nm
Operating Income	$500	$751	(33) %
COVID-19
Our Content Sales/Licensing business has been impacted by COVID-19 in a number of ways. As a result of theater closures or theaters operating at reduced capacity, we have delayed or, in some cases, shortened or canceled, theatrical releases. Film and television content production was suspended in March 2020, and although most production activities resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption of production activities depending on local circumstances. Reduced theatrical releases and production delays has impacted the availability of film content to be sold in the subsequent home entertainment and TV/SVOD distribution windows.
Revenues
The decrease in TV/SVOD distribution revenue was driven by the shift from licensing our content to third parties to distribution on our DTC services and the ongoing impact of COVID-19.
The decrease in theatrical distribution revenue was due to the ongoing impact of COVID-19. The current period included Soul and Raya and the Last Dragon, whereas the prior-year period included Frozen II, Star Wars: The Rise of Skywalker and Maleficent: Mistress of Evil. Other titles in the prior-year period included Ford V Ferrari, Spies in Disguise, Terminator: Dark Fate and Call of the Wild.
The decrease in home entertainment revenue reflected decreases of 44% primarily due to lower unit sales of new release titles and 9% from a lower average net effective pricing. New release titles in the current period included Mulan, whereas the prior-year period included Frozen II, The Lion King, Toy Story 4, Maleficent: Mistress of Evil and Aladdin. The decrease in average net effective pricing was due to a lower mix of new release titles, which have a higher sales price than catalog titles.
The decrease in other revenue was due to lower revenue from stage plays reflecting the impact of COVID-19, partially offset by an increase in revenue from Lucasfilm’s special effect business due to more productions. As a result of COVID-19, stage play performances were suspended in March 2020 with a limited number of performances returning in the first quarter of fiscal 2021.
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Programming and production costs	$(1,792)	$(3,306)	46%
Cost of goods sold and distribution costs	(418)	(802)	48%
	$(2,210)	$(4,108)	46%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decrease in programming and production costs was due to lower theatrical revenue, a decrease in production cost amortization related to TV/SVOD sales reflecting a lower average amortization rate and a decrease in revenue, lower film and television cost impairments and a decrease in home entertainment revenue.
The decrease in cost of goods sold and distribution costs was due to lower costs for stage plays as result of a limited number of performances in the current period, a decrease in theatrical distribution costs due to fewer theatrical releases, and lower home entertainment volumes.
Selling, general, administrative and other costs decreased $1,174 million, to $757 million from $1,931 million, primarily due to lower theatrical, home entertainment and stage play marketing costs.
Depreciation and amortization increased $33 million, to $158 million from $125 million, driven by a shift in the allocation of technology assets and related depreciation primarily between Linear Networks and Content Sales/Licensing and Other.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $251 million, to $500 million from $751 million, due to lower theatrical distribution and home entertainment results, partially offset by lower film and television cost impairments.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the Disney Media and Entertainment Distribution segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
TFCF and Hulu acquisition amortization(1)	$(1,218)	$(1,419)	14%
Restructuring and impairment charges(2)	(304)	(251)	(21) %
(1)In the current period, amortization of step-up on film and television costs was $321 million and amortization of intangible assets was $890 million. In the prior-year period, amortization of step-up on film and television costs was $423 million and amortization of intangible assets was $980 million.
(2)The current period includes asset impairments and severance costs related to the closure of an animation studio. The prior-year period includes severance costs in connection with the acquisition and integration of TFCF.
Disney Parks, Experiences and Products
Operating results for the Disney Parks, Experiences and Products segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Revenues
Theme park admissions	$1,146	$3,621	(68) %
Parks & Experiences merchandise, food and beverage	1,111	2,967	(63) %
Resorts and vacations	946	3,008	(69) %
Merchandise licensing and retail	2,843	2,686	6%
Parks licensing and other	715	958	(25) %
Total revenues	6,761	13,240	(49) %
Operating expenses	(4,738)	(7,258)	35%
Selling, general, administrative and other	(1,338)	(1,491)	10%
Depreciation and amortization	(1,193)	(1,204)	1%
Equity in the loss of investees	(17)	(9)	(89) %
Operating Income (Loss)	$(525)	$3,278	nm
COVID-19
Revenues at the Disney Parks, Experiences and Products segment were adversely impacted by COVID-19 as a result of the closure/reduced operating capacity of our theme parks and resorts. Disneyland Resort was closed and our cruise business

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
was suspended for the entire current period, whereas these businesses closed in mid-March of the prior-year period. In the current period, Disneyland Paris was open for approximately 30 days and Hong Kong Disneyland Resort was open for approximately 75 days compared to approximately 165 days and 115 days, respectively in the prior-year period. Walt Disney World Resort, Shanghai Disney Resort and Tokyo Disney Resort were open during the entire current period, although operating at significantly reduced capacities. In the prior-year period, Walt Disney World Resort closed in mid-March, Shanghai Disney Resort closed in late January and Tokyo Disney Resort closed in late February. We estimate that the adverse impact of COVID-19 compared to the prior-year period was a decrease in segment operating income of approximately $3.8 billion, which is net of cost reductions from initiatives to mitigate the impacts of COVID-19.
Revenues
The decrease in revenues from theme park admissions, merchandise, food and beverage sales, and resorts and vacations was due to the closure and reduced operating capacity of the parks and resorts and suspension of cruise ship sailings.
Merchandise licensing and retail revenue growth was due to an increase of 5% from merchandise licensing driven by higher revenues from merchandise based on Star Wars, including The Mandalorian, Spider-Man, Mickey and Minnie and Disney Princesses, partially offset by a decrease in revenues from merchandise based on Frozen. Higher licensing revenues from Spider-Man were driven by the fiscal 2021 release of Marvel’s Spider-Man: Miles Morales game.
The decrease in parks licensing and other revenue was primarily due to lower sponsorship revenue as a result of park closures and a decrease in royalties from Tokyo Disney Resort.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business (see additional discussion of metrics under the quarterly analysis of Business Segment Results):

	Domestic		International		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Parks
Increase (decrease)
Attendance	(70) %	(4) %	(54) %	(29) %	(67) %	(11) %
Per Capita Guest Spending	4%	11%	(10) %	— %	(2) %	12%
Hotels
Occupancy	31%	84%	11%	60%	27%	79%
Available Room Nights (in thousands)	5,293	5,150	1,587	1,594	6,880	6,744
Per Room Guest Spending(6)	$349	$373	$354	$293	$350	$359
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Operating labor	$(2,042)	$(3,253)	37%
Infrastructure costs	(1,065)	(1,259)	15%
Cost of goods sold and distribution costs	(1,008)	(1,529)	34%
Other operating expense	(623)	(1,217)	49%
	$(4,738)	$(7,258)	35%
The decreases in operating labor, infrastructure costs, cost of goods sold and distribution costs and other operating expenses were all due to lower volumes.
Selling, general, administrative and other costs decreased $153 million, to $1,338 million from $1,491 million, due to marketing cost reductions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Segment Operating Income (Loss)
Segment operating income decreased from a profit of $3.3 billion to a loss of $0.5 billion due to a decrease at our parks and experiences businesses, partially offset by an increase at our consumer products business.
The following table presents supplemental revenue and operating income (loss) detail for the Disney Parks, Experiences and Products segment:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Supplemental revenue detail
Parks & Experiences
Domestic	$3,224	$9,078	(64) %
International	640	1,430	(55) %
Consumer Products	2,897	2,732	6%
	$6,761	$13,240	(49) %
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$(1,385)	$2,233	nm
International	(642)	(292)	>(100) %
Consumer Products	1,502	1,337	12%
	$(525)	$3,278	nm
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the Disney Parks, Experiences and Products segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Restructuring and impairment charges(1)	$(217)	$(8)	>(100) %
TFCF and Hulu acquisition amortization	(4)	(4)	— %

(1)The current period includes asset impairments and severance costs related to the planned closure of a substantial number of our Disney-branded retail stores and severance costs related to workforce reductions.
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020		April 3, 2021	March 28, 2020
Corporate and unallocated shared expenses	$(201)	$(188)	(7) %	$(433)	$(425)	(2) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 3, 2021	March 28, 2020
Cash provided by operations - continuing operations	$1,468	$4,787	(69) %
Cash used in investing activities - continuing operations	(1,327)	(2,606)	49%
Cash provided by (used in) financing activities - continuing operations	(2,241)	6,616	nm
Cash provided by operations - discontinued operations	4	4	— %
Cash provided by investing activities - discontinued operations	4	198	(98) %
Impact of exchange rates on cash, cash equivalents and restricted cash	70	(76)	nm
Change in cash, cash equivalents and restricted cash	$(2,022)	$8,923	nm
Operating Activities
Cash provided by continuing operating activities decreased 69% to $1.5 billion for the current six-month period compared to $4.8 billion in the prior-year six-month period. The decrease in cash provided by operations was due to lower operating cash flow at DPEP, which was driven by lower cash receipts due to decreased revenues, partially offset by lower cash disbursements due to lower operating expenses.
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
The Company’s film and television production and programming activity for the six months ended April 3, 2021 and March 28, 2020 are as follows:

	Six Months Ended
(in millions)	April 3, 2021	March 28, 2020
Beginning balances:
Produced and licensed programming assets	$27,193	$27,407
Programming liabilities	(4,099)	(4,061)
	23,094	23,346
Spending:
Programming licenses and rights	6,649	6,880
Produced film and television content	5,607	5,400
	12,256	12,280
Amortization:
Programming licenses and rights	(6,762)	(6,440)
Produced film and television content	(3,809)	(4,915)
	(10,571)	(11,355)
Change in internally produced and licensed content costs	1,685	925
Other non-cash activity	139	(37)
Ending balances:
Produced and licensed programming assets	29,062	28,626
Programming liabilities	(4,144)	(4,392)
	$24,918	$24,234

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended April 3, 2021 and March 28, 2020 are as follows:

(in millions)	April 3, 2021	March 28, 2020
Disney Media and Entertainment Distribution	$369	$426
Disney Parks, Experiences and Products
Domestic	656	1,549
International	355	441
Total Disney Parks, Experiences and Products	1,011	1,990
Corporate	150	169
	$1,530	$2,585
Capital expenditures at Disney Media and Entertainment Distribution primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures for the Disney Parks, Experiences and Products segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The decrease in the current period compared to the prior-year period was primarily due to the suspension of certain capital projects as a result of COVID-19.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment.
The Company currently expects its fiscal 2021 capital expenditures will be comparable to fiscal 2020 capital expenditures of $4.0 billion, as increased spending on facilities at Corporate and on technology for our DTC services are anticipated to be offset by lower investments at our domestic parks and resorts, in part reflecting a reduction in spending in response to COVID-19.
Financing Activities
Cash used in financing activities was $2.2 billion in the current six-month period compared to cash provided by financing activities of $6.6 billion in the prior-year six-month period. In the current six-month period, the Company had a decrease in net borrowings of $1.9 billion compared to an increase in net borrowings of $8.2 billion in the prior-year six-month period. Additionally, the prior-year six-month period included a dividend payment of $1.6 billion compared to no dividend payments in the current six-month period (see Note 10 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividend payments).
See Note 4 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended April 3, 2021 and information regarding the Company’s bank facilities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities maturing in March 2022, March 2023 and March 2025, and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
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
We believe that the Company’s financial condition remains strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects, although certain of these activities have been scaled back or suspended in light of COVID-19. In addition to measures the Company has already taken in response to COVID-19, the Company may take additional mitigating actions in the future such as continuing to not declare dividends (which the Company did not declare with respect to fiscal 2020 operations); reducing, or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising additional financing; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of April 3, 2021, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2, respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2, respectively. In addition, Fitch had the Company’s long-term ratings on Negative Outlook. On March 25, 2021, Standard & Poor’s placed the Company’s long-term ratings on Stable Outlook (previously Negative Outlook). Subsequently, on April 28, 2021, Fitch revised the Company’s long-term ratings outlook to Stable (previously Negative). The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on April 3, 2021, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
The duration of business closures and other impacts related to COVID-19, and the corresponding duration of the impacts on our operating cash flows, are subject to substantial uncertainty and may require us to rely more heavily on external funding sources, such as debt and other types of financing.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at April 3, 2021 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$37,847	$39,608	$11,846	$11,937
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

Results of operations (in millions)	Quarter Ended April 3, 2021
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(922)
Net income (loss)	(922)
Net income (loss) attributable to TWDC shareholders	(922)

Balance Sheet (in millions)	April 3, 2021	October 3, 2020
Current assets	$10,056	$12,899
Noncurrent assets	1,895	2,076
Current liabilities	6,210	6,155
Noncurrent liabilities (excluding intercompany to non-Guarantors)	55,735	57,809
Intercompany payables to non-Guarantors	145,867	146,748

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
Contractual Commitments
See Note 15 to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K and Note 12 to the Condensed Consolidated Financial Statements in this Form 10Q for information regarding the Company’s contractual commitments.
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
Revenue Recognition
The Company has revenue recognition policies for its operating segments that are appropriate to the circumstances of each business. Refer to Note 2 to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K for our revenue recognition policies.
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
The Company has investments in equity securities. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherent in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.
Allowance for Credit Losses
We evaluate our allowance for credit losses and estimate collectability of accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion.
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
Impacts of COVID-19 on Accounting Policies and Estimates
In light of the currently unknown ultimate duration of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies and may make changes to these estimates and judgments over time. This could result in meaningful impacts to our financial statements in future periods. A more detailed discussion of the impact of COVID-19 on the Accounting Policies and Estimates follows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Produced and Acquired/Licensed Content Costs
Certain of our completed or in progress film and television productions have had their initial release dates delayed. The duration of the delay, market conditions when we release the content, or a change in our release strategy (e.g. bypassing certain distribution windows) could have an impact on Ultimate Revenues, which may accelerate amortization or result in an impairment of capitalized film and television production costs.
Given the ongoing uncertainty around live sporting events continuing uninterrupted, the amount and timing of revenues derived from the broadcast of these events may differ from the projections of revenues that support our amortization pattern of the rights costs we pay for these events. Such changes in revenues could result in an acceleration or slowing of the amortization of our sports rights costs.
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
Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in a country could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
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
Based on their evaluation as of April 3, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 12 relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations, projections, estimates or future impacts; actions that we may take (or not take); or other statements that are not historical in nature. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied. Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments, asset acquisitions or dispositions or changes to businesses), as well as from developments beyond the Company’s control, including: global pandemics and health concerns; changes in domestic and global economic conditions; competitive conditions and consumer preferences; adverse weather conditions or natural disasters; international, political or military developments; and technological developments. Such developments may affect (or further affect, as applicable) entertainment, travel and leisure businesses generally and may, among other things, affect (or further affect, as applicable) the performance of the Company’s performance of some or all Company businesses either directly or through their impact on those who distribute our products, the industries in which the Company operates and the Company’s expenses.
In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the following, as well as the additional risk factors discussed in our 2020 Annual Report on Form 10-K under Item 1A, “Risk Factors”:
BUSINESS, ECONOMIC, MARKET and OPERATING CONDITION RISKS
The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may continue to impact certain of our key sources of revenue.
Since early 2020, the world has been, and continues to be, impacted by COVID-19. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at DPEP where our theme parks have been closed or operating at significantly reduced capacity and cruise ship sailings and guided tours have been suspended. We have delayed, or in some cases, shortened or canceled, theatrical releases, and stage play performances have been suspended in March 2020 with a limited number of performances returning in the first quarter of fiscal 2021. Since March 2020, we have experienced significant disruptions in the production and availability of content. Although most film and television production activities resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption in production activities depending on local circumstances. Many of our businesses have been closed or suspended consistent with government mandates or guidance. We have continued to pay for certain sports rights, including for certain events that have been deferred or canceled. The impacts to our content have resulted in decreased viewership and advertising revenues and demands for affiliate fee reductions related to certain of our television networks. Following our second quarter, the 2021 IPL cricket season was postponed. Continued or increased unavailability of sports content are likely to exacerbate the impacts to our content. Other of our offerings will be exposed to additional financial impacts in the event of future significant unavailability of content. COVID-19 impacts could also hasten the erosion of historical sources of revenue at our Linear Networks businesses. We have experienced significantly reduced numbers of reservations at our hotels and cruises. We granted rent waivers to some of our tenants, and they have not paid rent while certain of our facilities have been closed. We have experienced increased returns and refunds and customer requests for payment deferrals. Collectively, our impacted businesses have historically been the source of the majority of our revenue. Some of our businesses remain closed and those that are open are operating subject to restrictions and increased expenses. These and other impacts of COVID-19 on our businesses will continue for an unknown length of time. COVID-19 impacts that have subsided may again impact our businesses in the future and new impacts may emerge from COVID-19 developments or other pandemics. For example, some of our parks closed due to government mandates or guidance following their initial reopening.
Consumers may change their behavior and consumption patterns in response to the prolonged suspension of certain of our businesses, such as subscription to pay television packages (which experienced accelerated decline during some periods after the onset of COVID-19) or theater-going to watch movies. Certain of our customers, including individuals as well as businesses such as theatrical distributors, affiliates, licensees of rights to use our programming and intellectual property, advertisers and others, have been negatively impacted by the economic downturn caused by COVID-19, which may result in decreased purchases of our goods and services even after certain operations resume. Some industries in which our customers operate, such as theatrical distribution, retail and travel, could experience contraction, which could impact the profitability of our businesses going forward. Additionally, we have incurred and will continue to incur incremental costs to implement health and safety measures, reopen our parks and restart our halted projects and operations. As we have resumed production of content, including live sporting events, we have incurred costs to implement health and safety measures and productions will generally take longer to complete.
Our mitigation efforts in response to the impacts of COVID-19 on our businesses have had, or may have, negative impacts. The Company (or our Board of Directors, as applicable) issued senior notes in March and May 2020, entered into an additional $5.0 billion credit facility in April 2020 (which has now been terminated), did not declare a dividend with respect to fiscal year 2020 operations; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily eliminated Board of Director retainers and committee fees; furloughed over half of our employees (some of whom remain furloughed and continue to receive Company provided medical benefits); and reduced our employee population. Such mitigation measures have resulted in the delay or suspension of certain projects in which we have invested, particularly at our parks and resorts and studio operations. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending; reducing film and television content investments; implementing additional furloughs or reductions in force or modifying our operating strategy. These and other of our mitigating actions may have an adverse impact on our businesses. Additionally, there are certain limitations on our ability to mitigate the adverse financial impact of COVID-19, including the fixed costs of our theme park business and the impact COVID-19 may have on capital markets and our cost of borrowing. Further, the benefit of certain mitigation efforts will not continue to be available going forward. For example, as our employees return from furlough, the cost reductions of the related furloughs will no longer be available.
Even our operations that were not suspended or that have resumed continue to be adversely impacted by government mandated restrictions (such as density limitations and travel restrictions and requirements); measures we voluntarily implement; measures we are contractually obligated to implement; the distancing practices and health concerns of consumers, talent and production workers; and logistical limitations. Upon reopening our parks and resorts business we have seen lower demand. Geographic variation in government requirements and ongoing changes to restrictions have disrupted and could further disrupt our businesses, including our production operations. Our operations could be suspended or re-suspended by government action or otherwise in the future. For example, both Hong Kong Disneyland Resort and Disneyland Paris have reopened and closed multiple times since the onset of COVID-19. Some of our businesses have not yet been permitted to open, such as our cruise business. Some of our employees who returned to work have been refurloughed. Our operations or reputation could be further negatively impacted by a significant COVID-19 outbreak impacting our employees, customers or others interacting with our businesses, including our supply chain.
In fiscal year 2020, we operated at a net loss. We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. Certain of our other assets could also become impaired, including further impairments of goodwill and intangible assets; we have increased, and may further increase, allowances for credit losses; and there may be changes in judgments in determining the fair-value of assets; and estimates related to variable consideration may change due to increased returns, reduced usage of our products or services and decreased royalties. Our leverage ratios have increased and are expected to remain elevated in the near-term as a result of COVID-19’s impact on our financial performance, causing certain of the credit rating agencies to downgrade our ratings. Our debt ratings may be further downgraded as a result of the COVID-19 impact, which may negatively impact our cost of borrowing. Due to reduced operating cash flow, we may utilize cash balances and/or future financings to fund a portion of our operations and investments in our businesses. Financial risks may be exacerbated by a number of factors, including the timing of customer deposit refunds and liquidity issues among our key customers, particularly advertisers, television affiliates, theatrical exhibitors and distributors, and licensees. These factors have impacted timely payments by such customers to the Company. Additionally, loss of or delay in the collection of receivables as a result of contractual performance short falls, meeting our contractual payment obligations, and investments we need to make in our business may result in increased financial risk. The Company has $12.7 billion in trade accounts receivable outstanding at April 3, 2021, with an allowance for credit losses of $0.3 billion. Our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty due to the impacts of COVID-19. Economic or political conditions in a country outside the U.S. as a result of COVID-19 could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
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
As changes in our business environment occur we have adjusted, and may further adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. For example, in October 2020 we announced a reorganization of our media and entertainment businesses to accelerate our DTC strategies, and in March 2021 we announced the closure of a substantial number of our Disney-branded retail stores. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer purchasing patterns, acceptance of our theatrical and other content offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, have reduced the value of some of our assets. We have impaired goodwill and intangible assets at our International Channels businesses and impaired the value of certain of our retail store assets. We may write-down other assets as our strategy evolves to account for the current business environment. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF and investments related to DTC offerings. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, these investments may impact the profitability of our other businesses, and these risks are exacerbated by COVID-19. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring.
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
•Our television networks and stations and DTC offerings compete for the sale of advertising time with other television and SVOD services, as well as with newspapers, magazines, billboards and radio stations. In addition, we increasingly face competition for advertising sales from internet and mobile delivered content, which offer advertising delivery technologies that are more targeted than can be achieved through traditional means.
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
•Our DTC businesses compete for customers with competitors’ DTC offerings, all other forms of media and all other forms of entertainment, as well as for technology, creative, performing and business talent and for content. Competition in each of these areas may increase as a result of technological developments and changes in market structure, including consolidation of suppliers of resources and distribution channels. Increased competition may divert consumers from our creative or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs.
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
•DTC revenues fluctuate based on: changes in subscriber levels; viewership levels on our digital platforms; and the demand for sports and film and television content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons, content production schedules and league shut downs.
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
With approximately 170,000 employees at April 3, 2021, our profitability is substantially affected by costs of pension and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macroeconomic factors, which are beyond our control, including increases in the cost of health care. Impacts of COVID-19 may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. Our pension and postretirement medical plans were remeasured at the end of fiscal 2020 and the underfunded status and fiscal 2021 costs increased. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
The alteration or discontinuation of LIBOR may adversely affect our borrowing costs.
Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, on November 30, 2020, ICE Benchmark Administration (“IBA”), indicated that it would consult on its intention to cease publication of most USD LIBOR tenors beyond June 30, 2023. On March 5, 2021, IBA confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. IBA also intends to cease publishing 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021. The Alternative Reference Rates Committee (ARCC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Oversight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, the Company’s borrowing costs may be adversely affected.
TFCF ACQUISITION RISKS
Our consolidated indebtedness increased substantially following completion of the TFCF acquisition and may increase in connection with impacts of COVID-19. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness and cash and cash equivalents as of September 29, 2018 were approximately $20.9 billion and $4.2 billion, respectively. With the completion of the TFCF acquisition, our consolidated indebtedness and cash and cash equivalents as of September 28, 2019 were approximately $47.0 billion and $5.4 billion, respectively. As of April 3, 2021, our consolidated indebtedness and cash and cash equivalents were approximately $56.1 billion and $15.9 billion, respectively. The increased indebtedness could have the effect of, among other things, reducing our financial flexibility and reducing our flexibility to respond to changing business and economic conditions, such as those presented by COVID-19, among others. Increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Since

April 2020, Standard and Poor’s has downgraded our long-term debt ratings by two notches to BBB+ and downgraded our short-term debt ratings by one notch to A-2. On March 25, 2021, Standard and Poor’s placed the Company’s long-term ratings on Stable Outlook (previously Negative Outlook). In May 2020, Fitch downgraded our long- and short-term credit ratings by one notch to A- and F2, respectively, and placed our long-term ratings on Negative Outlook. Subsequently, on April 28, 2021, Fitch revised the Company’s long-term ratings outlook to Stable (previously Negative).

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 3, 2021:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 3, 2021 - January 31, 2021	18,215	$173.31	—	na
February 1, 2021 - February 28, 2021	18,230	183.36	—	na
March 1, 2021 - April 3, 2021	18,820	193.32	—	na
Total	55,265	183.44	—	na

(1)55,265 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	364-Day Credit Agreement dated as of March 5, 2021	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 8, 2021

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
May 13, 2021
Burbank, California