Form 10-Q
period 2021-07-03
Walt Disney Co
filed 2021-08-12
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,817,126,595 shares of common stock outstanding as of August 4, 2021.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues:
Services	$15,585	$11,235	$44,978	$45,519
Products	1,437	544	3,906	5,162
Total revenues	17,022	11,779	48,884	50,681
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(10,251)	(7,209)	(29,921)	(29,287)
Cost of products (exclusive of depreciation and amortization)	(982)	(687)	(2,869)	(3,580)
Selling, general, administrative and other	(3,168)	(2,455)	(9,198)	(9,557)
Depreciation and amortization	(1,266)	(1,377)	(3,836)	(4,010)
Total costs and expenses	(15,667)	(11,728)	(45,824)	(46,434)
Restructuring and impairment charges	(35)	(5,047)	(562)	(5,342)
Other income (expense), net	(91)	382	214	382
Interest expense, net	(445)	(412)	(1,089)	(995)
Equity in the income of investees	211	186	648	545
Income (loss) from continuing operations before income taxes	995	(4,840)	2,271	(1,163)
Income taxes on continuing operations	133	331	9	(650)
Net income (loss) from continuing operations	1,128	(4,509)	2,280	(1,813)
Loss from discontinued operations, net of income tax benefit of $2, $1, $9 and $11, respectively)	(5)	(3)	(28)	(32)
Net income (loss)	1,123	(4,512)	2,252	(1,845)
Net income from continuing operations attributable to noncontrolling interests	(205)	(209)	(416)	(309)
Net income (loss) attributable to The Walt Disney Company (Disney)	$918	$(4,721)	$1,836	$(2,154)

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$0.50	$(2.61)	$1.02	$(1.17)
Discontinued operations	—	—	(0.02)	(0.02)
	$0.50	$(2.61)	$1.00	$(1.19)
Basic
Continuing operations	$0.51	$(2.61)	$1.03	$(1.17)
Discontinued operations	—	—	(0.02)	(0.02)
	$0.50	$(2.61)	$1.01	$(1.19)

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,830	1,809	1,827	1,807
Basic	1,818	1,809	1,816	1,807
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$1,123	$(4,512)	$2,252	$(1,845)
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	1	(128)	(62)	(106)
Pension and postretirement medical plan adjustments	169	97	510	277
Foreign currency translation and other	(65)	51	119	(145)
Other comprehensive income	105	20	567	26
Comprehensive income (loss)	1,228	(4,492)	2,819	(1,819)
Net income from continuing operations attributable to noncontrolling interests	(205)	(209)	(416)	(309)
Other comprehensive income (loss) attributable to noncontrolling interests	(24)	—	(82)	(26)
Comprehensive income (loss) attributable to Disney	$999	$(4,701)	$2,321	$(2,154)
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	July 3, 2021	October 3, 2020
ASSETS
Current assets
Cash and cash equivalents	$16,070	$17,914
Receivables, net	13,355	12,708
Inventories	1,344	1,583
Content advances	2,367	2,171
Other current assets	830	875
Total current assets	33,966	35,251
Produced and licensed content costs	27,889	25,022
Investments	4,045	3,903
Parks, resorts and other property
Attractions, buildings and equipment	64,023	62,111
Accumulated depreciation	(37,579)	(35,517)
	26,444	26,594
Projects in progress	4,856	4,449
Land	1,077	1,035
	32,377	32,078
Intangible assets, net	17,601	19,173
Goodwill	77,835	77,689
Other assets	8,508	8,433
Total assets	$202,221	$201,549

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$18,317	$16,801
Current portion of borrowings	4,728	5,711
Deferred revenue and other	4,368	4,116
Total current liabilities	27,413	26,628
Borrowings	51,110	52,917
Deferred income taxes	6,835	7,288
Other long-term liabilities	16,249	17,204
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	9,492	9,249
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	55,174	54,497
Retained earnings	40,311	38,315
Accumulated other comprehensive loss	(7,837)	(8,322)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	86,741	83,583
Noncontrolling interests	4,381	4,680
Total equity	91,122	88,263
Total liabilities and equity	$202,221	$201,549
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	July 3, 2021	June 27, 2020
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$2,280	$(1,813)
Depreciation and amortization	3,836	4,010
Goodwill and intangible asset impairments	—	4,953
Net gain on investments	(325)	(370)
Deferred income taxes	(749)	(548)
Equity in the income of investees	(648)	(545)
Cash distributions received from equity investees	546	567
Net change in produced and licensed content costs and advances	(3,192)	(1,483)
Net change in operating lease right of use assets / liabilities	127	16
Equity-based compensation	428	388
Other, net	728	471
Changes in operating assets and liabilities:
Receivables	(301)	2,100
Inventories	236	86
Other assets	(113)	8
Accounts payable and other liabilities	341	(1,986)
Income taxes	(260)	95
Cash provided by operations - continuing operations	2,934	5,949

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,468)	(3,293)
Other	383	(27)
Cash used in investing activities - continuing operations	(2,085)	(3,320)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	(99)	1,373
Borrowings	43	18,030
Reduction of borrowings	(2,319)	(2,297)
Dividends	—	(1,587)
Proceeds from exercise of stock options	405	238
Other	(801)	(838)
Cash provided by (used in) financing activities - continuing operations	(2,771)	14,919

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by (used in) operations - discontinued operations	(2)	2
Cash provided by investing activities - discontinued operations	8	198
Cash provided by discontinued operations	6	200

Impact of exchange rates on cash, cash equivalents and restricted cash	77	(49)

Change in cash, cash equivalents and restricted cash	(1,839)	17,699
Cash, cash equivalents and restricted cash, beginning of period	17,954	5,455
Cash, cash equivalents and restricted cash, end of period	$16,115	$23,154
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at April 3, 2021	1,817	$55,000	$39,365	$(7,918)	$(907)	$85,540	$4,246	$89,786
Comprehensive income	—	—	918	81	—	999	147	1,146
Equity compensation activity	—	185	—	—	—	185	—	185
Contributions	—	—	—	—	—	—	7	7
Cumulative effect of accounting change	—	—	3	—	—	3	—	3
Distributions and other	—	(11)	25	—	—	14	(19)	(5)
Balance at July 3, 2021	1,817	$55,174	$40,311	$(7,837)	$(907)	$86,741	$4,381	$91,122

Balance at March 28, 2020	1,806	$54,230	$43,721	$(6,637)	$(907)	$90,407	$4,470	$94,877
Comprehensive income (loss)	—	—	(4,721)	20	—	(4,701)	141	(4,560)
Equity compensation activity	1	156	—	—	—	156	—	156
Distributions and other	—	—	4	—	—	4	(14)	(10)
Balance at June 27, 2020	1,807	$54,386	$39,004	$(6,617)	$(907)	$85,866	$4,597	$90,463
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income	—	—	1,836	485	—	2,321	256	2,577
Equity compensation activity	7	687	—	—	—	687	—	687
Contributions	—	—	—	—	—	—	12	12
Cumulative effect of accounting change	—	—	108	—	—	108	—	108
Distributions and other	—	(10)	52	—	—	42	(567)	(525)
Balance at July 3, 2021	1,817	$55,174	$40,311	$(7,837)	$(907)	$86,741	$4,381	$91,122

Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income (loss)	—	—	(2,154)	—	—	(2,154)	135	(2,019)
Equity compensation activity	5	470	—	—	—	470	—	470
Dividends	—	9	(1,596)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	53	53
Adoption of new lease accounting guidance	—	—	197	—	—	197	—	197
Distributions and other	—	—	63	—	—	63	(603)	(540)
Balance at June 27, 2020	1,807	$54,386	$39,004	$(6,617)	$(907)	$85,866	$4,597	$90,463
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the nine months ended July 3, 2021 are not necessarily indicative of the results that may be expected for the year ending October 2, 2021.
The terms “Company,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. The term “TWDC” is used to refer to the parent company.
These financial statements should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K.
The Fox sports media business in Mexico, along with another Fox business divested in fiscal 2020, are presented as discontinued operations in the Condensed Consolidated Statements of Operations. In May 2021, the Company entered into an agreement to sell the Fox sports media business in Mexico for an amount that is not material. The transaction has received regulatory approval from the Instituto Federal de Telecomunicaciones (IFT) and completion of the transaction is subject to customary closing conditions with the buyer. We expect the sale to close by the first quarter of fiscal 2022. At July 3, 2021 and October 3, 2020, the assets and liabilities of the Fox sports media business in Mexico are not material and are included in other assets and other liabilities in the Condensed Consolidated Balance Sheet.
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At July 3, 2021, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.3 billion.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
MLB has the right to sell its interest to the Company and the Company has the right to buy MLB’s interest starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech at the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition). The NHL can sell its interest to the Company in 2021 for $350 million. The Company has the right to acquire the NHL interest in 2021 for $500 million.
The MLB and NHL interests are required to be recorded at a minimum value equal to the greater of (i) their acquisition date fair value adjusted for their share (if any) of earnings, losses, or dividends (“adjusted value”) or (ii) an accreted value from the date of the acquisition to the applicable redemption date (“accreted value”). As the accreted value is typically higher than the adjusted value, the MLB and NHL interests are not allocated their portion of BAMTech losses. Therefore, the MLB and NHL interests are accreted to the estimated redemption value as of the earliest redemption date. As of July 3, 2021, the guaranteed floor value for the MLB interest, accreted from the date of acquisition, was $752 million. As of July 3, 2021, the accreted value of the NHL interest was $350 million.
Adjustments to the carrying amount of redeemable noncontrolling interests increase or decrease income available to Company shareholders and are recorded in “Net income from continuing operations attributable to noncontrolling interests” on the Condensed Consolidated Statements of Operations.
On August 3, 2021, the NHL exercised its right to sell its interest to the Company for $350 million. The transaction is expected to close prior to the end of fiscal 2021.
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
Media and Entertainment Reorganization
In October 2020, the Company reorganized its media and entertainment operations, which had been previously reported in three segments: Media Networks, Studio Entertainment and Direct-to-Consumer & International. With this reorganization, a single group is responsible for distributing all of the Company’s media and entertainment content across all platforms globally. This distribution organization has full accountability for the financial results of the media and entertainment businesses, and content is generally created by three production groups: Studios, General Entertainment and Sports.
As a result of the reorganization, effective at the beginning of the first quarter of fiscal 2021, we began reporting the financial results of the media and entertainment businesses as one segment, Disney Media and Entertainment Distribution (DMED) across three significant lines of business/distribution platforms: Linear Networks, Direct-to-Consumer and Content Sales/Licensing (primarily comprising theatrical, home entertainment and third-party television and subscription video-on-demand “TV/SVOD” distribution globally).
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
•Operating expenses consist primarily of programming and production costs, technical support costs, operating labor, distribution costs and costs of sales. Operating expenses also includes fees paid to Linear Networks from other DMED businesses for the right to air the Linear Networks feed and other services. Programming and production costs include amortization of acquired licensed programming rights (including sports rights), amortization of capitalized production costs (including participations and residuals) and production costs related to live programming such as news and sports. Programming and production costs are largely incurred across three content creation groups, as follows:
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
Impact of COVID-19
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at DPEP where our theme parks and resorts have been closed and cruise ship sailings and guided tours have been suspended. Theme parks and resorts resumed operations, generally at reduced capacity, at various points since May 2020 through June 2021 and we have commenced an ongoing return of cruise ship sailings and guided tours. We have delayed, or in some cases, shortened or canceled, theatrical releases, and stage play performances were suspended beginning in March 2020 with limited stage play operations resuming in the first quarter of fiscal 2021. Theaters have been subject to capacity limitations and shifting government mandates or guidance regarding COVID-19 restrictions. We have experienced significant disruptions in the production and availability of content, including the delay of key live sports programming during fiscal 2020 and fiscal 2021, as well as the suspension of most film and television production in March 2020. Although most film and television production resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption in production activities depending on local circumstances. Fewer theatrical releases and production delays have limited the availability of film content to be sold in the subsequent home entertainment and TV/ SVOD distribution windows.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. Most of our businesses have reopened and we have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, talent and guests.
Segment revenues and segment operating income are as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues:
Disney Media and Entertainment Distribution	$12,681	$10,714	$37,782	$36,376
Disney Parks, Experiences and Products	4,341	1,065	11,102	14,305
	$17,022	$11,779	$48,884	$50,681
Segment operating income (loss):
Disney Media and Entertainment Distribution	$2,026	$2,977	$6,348	$6,102
Disney Parks, Experiences and Products	356	(1,878)	(169)	1,400
	$2,382	$1,099	$6,179	$7,502

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Disney Media and Entertainment Distribution	$220	$199	$681	$583
Disney Parks, Experiences and Products	(5)	(6)	(22)	(15)
Equity in the income of investees included in segment operating income	215	193	659	568
Amortization of TFCF intangible assets related to equity investees	(4)	(7)	(11)	(23)
Equity in the income of investees, net	$211	$186	$648	$545
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Segment operating income	$2,382	$1,099	$6,179	$7,502
Corporate and unallocated shared expenses	(212)	(179)	(645)	(604)
Restructuring and impairment charges (see Note 16)	(35)	(5,047)	(562)	(5,342)
Other income (expense), net (see Note 4)	(91)	382	214	382
Interest expense, net	(445)	(412)	(1,089)	(995)
TFCF and Hulu acquisition amortization(1)	(604)	(683)	(1,826)	(2,106)
Income (loss) from continuing operations before income taxes	$995	$(4,840)	$2,271	$(1,163)
(1)For the quarter ended July 3, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $434 million, $166 million and $4 million, respectively. For the nine months ended July 3, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $1,328 million, $487 million and $11 million, respectively. For the quarter ended June 27, 2020 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $486 million, $190 million, and $7 million, respectively. For the nine months ended June 27, 2020 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $1,470 million, $613 million and $23 million, respectively.
Goodwill
The changes in the carrying amount of goodwill for the nine months ended July 3, 2021 are as follows:

	Media Networks	Disney Parks, Experiences and Products	Studio Entertainment	Direct-to-Consumer & International	Disney Media and Entertainment Distribution	Total
Balance at October 3, 2020	$33,991	$5,550	$17,795	$20,353	$—	$77,689
Segment recast (1)	(33,991)	—	(17,795)	(20,353)	72,139	—
Currency translation adjustments and other, net	—	—	—	—	146	146
Balance at July 3, 2021	$—	$5,550	$—	$—	$72,285	$77,835
(1)Represents the reallocation of goodwill as a result of the Company recasting its segments.
3.Revenues
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and major source:

	Quarter Ended July 3, 2021			Quarter Ended June 27, 2020
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Affiliate fees	$4,431	$—	$4,431	$4,304	$—	$4,304
Advertising	3,163	—	3,163	1,901	1	1,902
Subscription fees	3,156	—	3,156	2,129	—	2,129
Theme park admissions	—	1,152	1,152	—	34	34
Resort and vacations	—	776	776	—	80	80
Retail and wholesale sales of merchandise, food and beverage	—	1,262	1,262	—	264	264
TV/SVOD distribution licensing	1,230	—	1,230	1,513	—	1,513
Theatrical distribution licensing	140	—	140	51	—	51
Merchandise licensing	1	789	790	8	520	528
Home entertainment	236	—	236	470	—	470
Other	324	362	686	338	166	504
	$12,681	$4,341	$17,022	$10,714	$1,065	$11,779
x

	Nine Months Ended July 3, 2021			Nine Months Ended June 27, 2020
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Affiliate fees	$13,427	$—	$13,427	$13,273	$—	$13,273
Advertising	9,508	2	9,510	8,085	4	8,089
Subscription fees	8,702	—	8,702	5,251	—	5,251
Theme park admissions	—	2,298	2,298	—	3,655	3,655
Resort and vacations	—	1,722	1,722	—	3,088	3,088
Retail and wholesale sales of merchandise, food and beverage	—	3,336	3,336	—	4,161	4,161
TV/SVOD distribution licensing	4,023	—	4,023	4,747	—	4,747
Theatrical distribution licensing	280	—	280	2,062	—	2,062
Merchandise licensing	11	2,670	2,681	24	2,276	2,300
Home entertainment	755	—	755	1,555	—	1,555
Other	1,076	1,074	2,150	1,379	1,121	2,500
	$37,782	$11,102	$48,884	$36,376	$14,305	$50,681
The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended July 3, 2021			Quarter Ended June 27, 2020
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Americas	$10,409	$3,295	$13,704	$8,800	$585	$9,385
Europe	1,209	308	1,517	1,134	168	1,302
Asia Pacific	1,063	738	1,801	780	312	1,092
Total revenues	$12,681	$4,341	$17,022	$10,714	$1,065	$11,779

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Nine Months Ended July 3, 2021			Nine Months Ended June 27, 2020
	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated	Disney Media and Entertainment Distribution	Disney Parks, Experiences and Products	Consolidated
Americas	$30,993	$8,165	$39,158	$29,179	$11,144	$40,323
Europe	3,721	1,062	4,783	4,035	1,647	5,682
Asia Pacific	3,068	1,875	4,943	3,162	1,514	4,676
Total revenues	$37,782	$11,102	$48,884	$36,376	$14,305	$50,681
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD and theatrical distribution licensee sales on titles made available to the licensee in previous reporting periods. For the quarter ended July 3, 2021, $0.3 billion was recognized related to performance obligations satisfied as of April 3, 2021. For the nine months ended July 3, 2021, $1.0 billion was recognized related to performance obligations satisfied as of October 3, 2020. For the quarter ended June 27, 2020, $0.4 billion was recognized related to performance obligations satisfied as of March 28, 2020. For the nine months ended June 27, 2020, $1.1 billion was recognized related to performance obligations satisfied as of September 28, 2019.
As of July 3, 2021, revenue for unsatisfied performance obligations expected to be recognized in the future is $14 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $2 billion in the remainder of fiscal 2021, $5 billion in fiscal 2022, $3 billion in fiscal 2023 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

	July 3, 2021	October 3, 2020
Contract assets	$139	$70
Accounts receivable
Current	11,315	11,340
Non-current	1,493	1,789
Allowance for credit losses	(243)	(460)
Deferred revenues
Current	4,062	3,688
Non-current	579	513
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year quarters related to contract assets was not material. The allowance for credit losses decreased from $460 million at October 3, 2020 to $243 million at July 3, 2021 primarily due to the adoption of new accounting guidance on the measurement of credit losses (see Note 17).
For the quarter and nine months ended July 3, 2021, the Company recognized revenues of $0.4 billion and $2.5 billion, respectively, of previously deferred revenue at October 3, 2020. The deferred revenue balance recognized in the current quarter primarily related to merchandise licensing and content sales, and the deferred revenue balance recognized in the current nine-month period primarily related to DTC services and merchandise licensing. For the quarter and nine months ended June 27, 2020, the Company recognized revenues of $0.3 billion and $3.1 billion, respectively, of previously deferred revenue at September 28, 2019. The deferred revenue balance recognized in the prior-year quarter primarily related to merchandise licensing, and the deferred revenue recognized in the prior-year nine month period primarily related to theme park admissions and vacation packages.

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
The balance of film and television program sales receivables recorded in other non-current assets, net of an allowance for credit losses that is not material, was $0.9 billion as of July 3, 2021. The activity in the allowance for credit losses for the quarter and nine-month period ended July 3, 2021 was not material.
The balance of mortgage receivables recorded in other non-current assets, net of an allowance for credit losses that is not material, was $0.7 billion as of July 3, 2021. The activity in the allowance for credit losses for the quarter and nine-month period ended July 3, 2021 was not material.
4.Other Income (Expense), net
Other income (expense), net is as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
DraftKings gain (loss)	$(217)	$382	$(98)	$382
fuboTV gain	—	—	186	—
German FTA gain	126	—	126	—
Other income (expense), net	$(91)	$382	$214	$382
For the quarter and nine-month period ended July 3, 2021, the Company recognized a non-cash loss of $217 million and $98 million, respectively, from the adjustment of its investment in DraftKings, Inc. (DraftKings) to fair value (DraftKings gain (loss)). For the prior-year quarter and nine-month period ended June 27, 2020, the Company recognized a $382 million DraftKings gain.
For the nine-month period ended July 3, 2021, the Company recognized a $186 million gain from the sale of our investment in fuboTV Inc. (fuboTV gain).
For the quarter and nine-month period ended July 3, 2021, the Company recognized a $126 million gain on the sale of its 50% interest in a German free-to-air (FTA) television network (German FTA gain).
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheet to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	July 3, 2021	October 3, 2020
Cash and cash equivalents	$16,070	$17,914
Restricted cash included in:
Other current assets	3	3
Other assets	42	37
Total cash, cash equivalents and restricted cash in the statement of cash flows	$16,115	$17,954

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the nine months ended July 3, 2021, the Company’s borrowing activity was as follows:

	October 3, 2020	Borrowings	Payments	Other Activity	July 3, 2021
Commercial paper with original maturities greater than three months	$2,023	$1,558	$(1,657)	$(5)	$1,919
U.S. dollar denominated notes(1)	52,736	—	(2,163)	(101)	50,472
Asia Theme Parks borrowings(2)	1,303	35	(84)	97	1,351
Foreign currency denominated debt and other(3)	2,566	8	(72)	(406)	2,096
	$58,628	$1,601	$(3,976)	$(415)	$55,838
(1)The other activity is primarily due to the amortization of purchase price adjustments on debt assumed in the TFCF acquisition and debt issuance fees.
(2)The other activity is primarily due to the impact of changes in foreign currency exchange rates.
(3)The other activity is due to market value adjustments for debt with qualifying hedges, partially offset by the impact of changes in foreign currency exchange rates.
At July 3, 2021, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2022	$5,250	$—	$5,250
Facility expiring March 2023	4,000	—	4,000
Facility expiring March 2025	3,000	—	3,000
Total	$12,250	$—	$12,250
The facilities expiring in March 2023 and March 2025 allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, or a fixed spread in the case of the facility expiring in March 2022, subject to a cap and floor that vary with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The bank facilities contain only one financial covenant, which is interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On July 3, 2021 the financial covenant was met by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of July 3, 2021, the Company has $1.3 billion of outstanding letters of credit, of which none were issued under this facility.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Operations and consist of the following:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Interest expense	$(404)	$(456)	$(1,223)	$(1,183)
Interest and investment income (loss)	(9)	41	234	180
Net periodic pension and postretirement benefit costs (other than service costs)	(32)	3	(100)	8
Interest expense, net	$(445)	$(412)	$(1,089)	$(995)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheet:

	July 3, 2021	October 3, 2020
Cash and cash equivalents	$419	$372
Other current assets	103	91
Total current assets	522	463
Parks, resorts and other property	6,788	6,720
Other assets	179	191
Total assets	$7,489	$7,374

Current liabilities	$509	$486
Long-term borrowings	1,306	1,213
Other long-term liabilities	419	403
Total liabilities	$2,234	$2,102
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Operations for the nine months ended July 3, 2021:

Revenues	$1,043
Costs and expenses	(1,951)
Equity in the loss of investees	(22)
Asia Theme Parks’ royalty and management fees of $90 million for the nine months ended July 3, 2021 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended July 3, 2021 were $385 million used in operating activities, $502 million used in investing activities and $37 million used in financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $149 million and $97 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($270 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. The outstanding balance under the line of credit at July 3, 2021 was $89 million.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $885 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.0 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of July 3, 2021, the total amount outstanding under the line of credit was $33 million. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.8 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of July 3, 2021 the total amount outstanding under the line of credit was 0.3 billion yuan (approximately $45 million).
7.Produced and Acquired/Licensed Content Costs and Advances
The Company classifies its capitalized produced and acquired/licensed content costs as long-term assets and generally classifies advances for live programming rights made prior to the live event as short-term assets. For purposes of amortization and impairment, the capitalized content costs are classified based on their predominant monetization strategy as follows:
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of July 3, 2021			As of October 3, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Theatrical film costs
Released, less amortization	$2,694	$2,721	$5,415	$3,000	$2,601	$5,601
Completed, not released	1,206	53	1,259	522	210	732
In-process	3,558	757	4,315	3,322	259	3,581
In development or pre-production	296	6	302	262	16	278
	$7,754	$3,537	11,291	$7,106	$3,086	10,192
Television costs
Released, less amortization	$1,811	$6,536	$8,347	$2,090	$5,584	$7,674
Completed, not released	196	902	1,098	33	510	543
In-process	121	3,091	3,212	263	1,831	2,094
In development or pre-production	—	116	116	6	87	93
	$2,128	$10,645	12,773	$2,392	$8,012	10,404
Licensed content - Television programming rights and advances			6,192			6,597
Total produced and licensed content			$30,256			$27,193

Current portion			$2,367			$2,171
Non-current portion			$27,889			$25,022
Amortization of produced and licensed content is as follows:

	Quarter Ended July 3, 2021			Quarter Ended June 27, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$260	$247	$507	$333	$195	$528
Television costs	497	1,144	1,641	637	1,049	1,686
Total produced content costs	$757	$1,391	2,148	$970	$1,244	2,214
Television programming rights and advances			3,019			1,263
Total produced and licensed content costs(1)			$5,167			$3,477

	Nine Months Ended July 3, 2021			Nine Months Ended June 27, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Theatrical film costs	$909	$757	$1,666	$1,358	$738	$2,096
Television costs	1,218	3,073	4,291	2,117	2,916	5,033
Total produced content costs	$2,127	$3,830	5,957	$3,475	$3,654	7,129
Television programming rights and advances			9,781			7,703
Total produced and licensed content costs(1)			$15,738			$14,832
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Operations.
8.Income Taxes
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
Unrecognized Tax Benefits
During the nine months ended July 3, 2021, the Company decreased its gross unrecognized tax benefits by $0.2 billion from $2.7 billion to $2.5 billion (before interest and penalties). In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.4 billion.
9.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service costs	$108	$102	$325	$307	$3	$3	$8	$8
Other costs (benefits):
Interest costs	114	133	343	399	12	14	35	42
Expected return on plan assets	(275)	(273)	(824)	(819)	(14)	(14)	(41)	(43)
Amortization of previously deferred service costs	2	3	8	10	—	—	—	—
Recognized net actuarial loss	186	131	557	393	7	3	22	10
Total other costs (benefits)	27	(6)	84	(17)	5	3	16	9
Net periodic benefit cost	$135	$96	$409	$290	$8	$6	$24	$17
During the nine months ended July 3, 2021, the Company made $0.6 billion of contributions to its pension and postretirement medical plans. The Company currently does not expect to make any additional material contributions to its pension and postretirement medical plans during the remainder of fiscal 2021. However, final minimum funding requirements for fiscal 2021 will be determined based on a January 1, 2021 funding actuarial valuation, which is expected to be received by the end of the fourth quarter of fiscal 2021.

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

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,818	1,809	1,816	1,807
Weighted average dilutive impact of Awards(1)	12	—	11	—
Weighted average number of common and common equivalent shares outstanding (diluted)	1,830	1,809	1,827	1,807
Awards excluded from diluted earnings per share	3	24	5	21
(1) Amounts exclude all potential common and common equivalent shares for periods when there is a net loss from continuing operations.
11.Equity
The Company paid the following dividend in fiscal 2020:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Second Quarter of Fiscal 2020	Second Half 2019
The Company did not pay a dividend with respect to fiscal year 2020 operations and has not declared or paid a dividend with respect to fiscal 2021 operations.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Third quarter of fiscal 2021
Balance at April 3, 2021	$(283)	$(8,978)	$(961)	$(10,222)
Quarter Ended July 3, 2021:
Unrealized gains (losses) arising during the period	(1)	29	(52)	(24)
Reclassifications of realized net (gains) losses to net income	4	194	—	198
Balance at July 3, 2021	$(280)	$(8,755)	$(1,013)	$(10,048)

Third quarter of fiscal 2020
Balance at March 28, 2020	$158	$(7,268)	$(1,368)	$(8,478)
Quarter Ended June 27, 2020:
Unrealized gains (losses) arising during the period	(87)	(6)	23	(70)
Reclassifications of realized net (gains) losses to net income	(78)	132	—	54
Balance at June 27, 2020	$(7)	$(7,142)	$(1,345)	$(8,494)

Nine months ended fiscal 2021
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Nine Months Ended July 3, 2021:
Unrealized gains (losses) arising during the period	(55)	86	75	106
Reclassifications of realized net (gains) losses to net income	(34)	582	—	548
Balance at July 3, 2021	$(280)	$(8,755)	$(1,013)	$(10,048)

Nine months ended fiscal 2020
Balance at September 28, 2019	$129	$(7,502)	$(1,086)	$(8,459)
Nine Months Ended June 27, 2020:
Unrealized gains (losses) arising during the period	44	(49)	(259)	(264)
Reclassifications of realized net (gains) losses to net income	(180)	409	—	229
Balance at June 27, 2020	$(7)	$(7,142)	$(1,345)	$(8,494)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Third quarter of fiscal 2021
Balance at April 3, 2021	$69	$2,097	$138	$2,304
Quarter Ended July 3, 2021:
Unrealized gains (losses) arising during the period	—	(9)	(37)	(46)
Reclassifications of realized net (gains) losses to net income	(2)	(45)	—	(47)
Balance at July 3, 2021	$67	$2,043	$101	$2,211

Third quarter of fiscal 2020
Balance at March 28, 2020	$(36)	$1,702	$175	$1,841
Quarter Ended June 27, 2020:
Unrealized gains (losses) arising during the period	19	2	28	49
Reclassifications of realized net (gains) losses to net income	18	(31)	—	(13)
Balance at June 27, 2020	$1	$1,673	$203	$1,877

Nine months ended fiscal 2021
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Nine Months Ended July 3, 2021:
Unrealized gains (losses) arising during the period	22	(23)	(38)	(39)
Reclassifications of realized net (gains) losses to net income	5	(135)	—	(130)
Balance at July 3, 2021	$67	$2,043	$101	$2,211

Nine months ended fiscal 2020
Balance at September 28, 2019	$(29)	$1,756	$115	$1,842
Nine Months Ended June 27, 2020:
Unrealized gains (losses) arising during the period	(12)	12	88	88
Reclassifications of realized net (gains) losses to net income	42	(95)	—	(53)
Balance at June 27, 2020	$1	$1,673	$203	$1,877

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Third quarter of fiscal 2021
Balance at April 3, 2021	$(214)	$(6,881)	$(823)	$(7,918)
Quarter Ended July 3, 2021:
Unrealized gains (losses) arising during the period	(1)	20	(89)	(70)
Reclassifications of realized net (gains) losses to net income	2	149	—	151
Balance at July 3, 2021	$(213)	$(6,712)	$(912)	$(7,837)

Third quarter of fiscal 2020
Balance at March 28, 2020	$122	$(5,566)	$(1,193)	$(6,637)
Quarter Ended June 27, 2020:
Unrealized gains (losses) arising during the period	(68)	(4)	51	(21)
Reclassifications of realized net (gains) losses to net income	(60)	101	—	41
Balance at June 27, 2020	$(6)	$(5,469)	$(1,142)	$(6,617)

Nine months ended fiscal 2021
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Nine Months Ended July 3, 2021:
Unrealized gains (losses) arising during the period	(33)	63	37	67
Reclassifications of realized net (gains) losses to net income	(29)	447	—	418
Balance at July 3, 2021	$(213)	$(6,712)	$(912)	$(7,837)

Nine months ended fiscal 2020
Balance at September 28, 2019	$100	$(5,746)	$(971)	$(6,617)
Nine Months Ended June 27, 2020:
Unrealized gains (losses) arising during the period	32	(37)	(171)	(176)
Reclassifications of realized net (gains) losses to net income	(138)	314	—	176
Balance at June 27, 2020	$(6)	$(5,469)	$(1,142)	$(6,617)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Nine Months Ended
		July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Market value adjustments, primarily cash flow hedges	Primarily revenue	$(4)	$78	$34	$180
Estimated tax	Income taxes	2	(18)	(5)	(42)
		(2)	60	29	138

Pension and postretirement medical expense	Interest expense, net	(194)	(132)	(582)	(409)
Estimated tax	Income taxes	45	31	135	95
		(149)	(101)	(447)	(314)
Total reclassifications for the period		$(151)	$(41)	$(418)	$(176)

12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Stock options	$24	$25	$72	$74
RSUs	134	117	356	314
Total equity-based compensation expense(1)	$158	$142	$428	$388
Equity-based compensation expense capitalized during the period	$25	$21	$81	$66
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $142 million and $1,341 million, respectively, as of July 3, 2021.
The weighted average grant date fair values of options granted during the nine months ended July 3, 2021 and June 27, 2020 were $57.06 and $36.20, respectively.
During the nine months ended July 3, 2021, the Company made equity compensation grants consisting of 1.7 million stock options and 6.1 million RSUs.
13.Commitments and Contingencies
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of July 3, 2021, the remaining debt service obligation guaranteed by the Company was $226 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Multi-year Sports Rights Commitments
In fiscal year 2021, we entered into new multi-year sports rights commitments for approximately $41 billion, which primarily reflects a new agreement with the National Football League and to a lesser extent, the NHL, MLB and various other rights. Payments in fiscal 2021 for these commitments are not significant. Payments in fiscal 2022, fiscal 2023, fiscal 2024 and fiscal 2025 are approximately $3.2 billion, $4.2 billion, $3.8 billion and $3.8 billion, respectively.
14.Fair Value Measurements
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

	Fair Value Measurement at July 3, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$964	$—	$—	$964
Derivatives
Interest rate	—	221	—	221
Foreign exchange	—	621	—	621
Other	—	16	—	16
Liabilities
Derivatives
Interest rate	—	(252)	—	(252)
Foreign exchange	—	(597)	—	(597)
Other	—	(1)	—	(1)
Other	—	(372)	—	(372)
Total recorded at fair value	$964	$(364)	$—	$600
Fair value of borrowings	$—	$60,436	$1,436	$61,872

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
The fair values of Level 2 derivatives are primarily determined by internal discounted cash flow models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, had an impact on derivative fair value estimates that was not material.
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
15.Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of July 3, 2021
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$147	$236	$(173)	$(92)
Interest rate	—	221	(252)	—
Other	10	2	—	(1)
Derivatives not designated as hedges
Foreign exchange	138	100	(165)	(167)
Interest rate	—	—	—	—
Other	4	—	—	—
Gross fair value of derivatives	299	559	(590)	(260)
Counterparty netting	(266)	(358)	439	186
Cash collateral (received) paid	—	(67)	135	72
Net derivative positions	$33	$134	$(16)	$(2)

	As of October 3, 2020
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$184	$132	$(77)	$(273)
Interest rate	—	515	(4)	—
Other	1	—	(15)	(4)
Derivatives not designated as hedges
Foreign exchange	53	136	(98)	(101)
Interest rate	—	—	—	—
Other	—	—	(3)	—
Gross fair value of derivatives	238	783	(197)	(378)
Counterparty netting	(143)	(378)	184	338
Cash collateral (received) paid	(26)	(142)	—	9
Net derivative positions	$69	$263	$(13)	$(31)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable rate borrowings indexed to LIBOR. As of July 3, 2021 and October 3, 2020, the total notional amount of the Company’s pay-floating interest rate swaps was $15.2 billion and $15.8 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	July 3, 2021	October 3, 2020	July 3, 2021	October 3, 2020
Borrowings:
Current	$—	$753	$—	$4
Long-term	15,834	16,229	(53)	505
	$15,834	$16,982	$(53)	$509
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gain (loss) on:
Pay-floating swaps	$165	$63	$(559)	$492
Borrowings hedged with pay-floating swaps	(165)	(63)	559	(492)
Benefit (expense) associated with interest accruals on pay-floating swaps	36	11	107	(8)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at July 3, 2021 or at October 3, 2020, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarter ended July 3, 2021 and June 27, 2020 were not material.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of July 3, 2021 and October 3, 2020, the notional amounts of the Company’s net foreign exchange cash flow hedges were $5.4 billion and $4.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months total $28 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gain (loss) recognized in Other Comprehensive Income	$(6)	$(92)	$(65)	$57
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	(8)	81	32	184
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact of the designated exposure is recorded to “Interest expense, net” to offset the foreign currency impact of the foreign currency denominated borrowing. The non-hedged exposure is recorded to AOCI and is amortized over the life of the cross currency swap. As of July 3, 2021 and October 3, 2020, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($1.0 billion), respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations:

	Quarter Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Gain (loss) on:
Cross currency swaps	$19	$27	$75	$27
Borrowings hedged with cross currency swaps	(19)	(27)	(75)	(27)
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at July 3, 2021 and October 3, 2020 were $4.0 billion and $3.5 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Operations:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net gains (losses) on foreign currency denominated assets and liabilities	$16	$80	$(19)	$(26)	$5	$(4)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(42)	(103)	20	25	—	8
Net gains (losses)	$(26)	$(23)	$1	$(1)	$5	$4

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$77	$(92)	$(74)	$26	$(29)	$(11)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(138)	56	75	(27)	30	5
Net gains (losses)	$(61)	$(36)	$1	$(1)	$1	$(6)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at July 3, 2021 and October 3, 2020 and related gains or losses recognized in earnings for the quarter and nine months ended July 3, 2021 and June 27, 2020 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at July 3, 2021 and October 3, 2020 were $0.3 billion. The related gains or losses recognized in earnings for the quarter and nine months ended July 3, 2021 and June 27, 2020 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $225 million and $53 million on July 3, 2021 and October 3, 2020, respectively.
16.Restructuring and Impairment Charges
Goodwill and intangible asset impairment
For the quarter and nine-month period ended June 27, 2020, the Company recorded an impairment of $1.9 billion for MVPD relationships and an impairment of $3.1 billion for goodwill related to the international channels business. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.
TFCF Integration
In fiscal 2019, the Company implemented a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF. The restructuring plan was substantially complete as of the end of fiscal 2020. We have recorded total restructuring charges of $1.7 billion since the TFCF acquisition, including $1.3 billion related to severance (including employee contract terminations) in connection with the plan and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. Charges in fiscal 2021 were not material. For the quarter and nine months ended June 27, 2020, the Company recorded charges of $0.1 billion and $0.4 billion, respectively. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations. The remaining liability related to the integration plan as of July 3, 2021 is not material.
Other
For the quarter ended July 3, 2021, the Company recognized restructuring and impairment charges of $35 million, primarily for severance at our parks and experiences businesses. For the nine months ended July 3, 2021, the Company recognized restructuring and impairment charges of $0.5 billion, primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance at our parks and experiences businesses. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

17.New Accounting Pronouncements
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
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions, except per share data)	July 3, 2021	June 27, 2020		July 3, 2021	June 27, 2020
Revenues:
Services	$15,585	$11,235	39%	$44,978	$45,519	(1) %
Products	1,437	544	>100%	3,906	5,162	(24) %
Total revenues	17,022	11,779	45%	48,884	50,681	(4) %
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(10,251)	(7,209)	(42) %	(29,921)	(29,287)	(2) %
Cost of products (exclusive of depreciation and amortization)	(982)	(687)	(43) %	(2,869)	(3,580)	20%
Selling, general, administrative and other	(3,168)	(2,455)	(29) %	(9,198)	(9,557)	4%
Depreciation and amortization	(1,266)	(1,377)	8%	(3,836)	(4,010)	4%
Total costs and expenses	(15,667)	(11,728)	(34) %	(45,824)	(46,434)	1%
Restructuring and impairment charges	(35)	(5,047)	99%	(562)	(5,342)	89%
Other income (expense), net	(91)	382	nm	214	382	(44) %
Interest expense, net	(445)	(412)	(8) %	(1,089)	(995)	(9) %
Equity in the income of investees	211	186	13%	648	545	19%
Income (loss) from continuing operations before income taxes	995	(4,840)	nm	2,271	(1,163)	nm
Income taxes on continuing operations	133	331	(60) %	9	(650)	nm
Net income (loss) from continuing operations	1,128	(4,509)	nm	2,280	(1,813)	nm
Loss from discontinued operations, net of income tax benefit of $2, $1, $9 and $11, respectively)	(5)	(3)	(67) %	(28)	(32)	13%
Net income (loss)	1,123	(4,512)	nm	2,252	(1,845)	nm
Net income from continuing operations attributable to noncontrolling interests	(205)	(209)	2%	(416)	(309)	(35) %
Net income attributable to Disney	$918	$(4,721)	nm	$1,836	$(2,154)	nm
Diluted earnings per share from continuing operations attributable to Disney	$0.50	$(2.61)	nm	$1.02	$(1.17)	nm

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
SIGNIFICANT DEVELOPMENTS
COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at the DPEP segment where our theme parks and resorts have been closed and cruise ship sailings and guided tours have been suspended. Theme parks and resorts resumed operations, generally at reduced capacity, at various points since May 2020 through June 2021 and we have commenced an ongoing return of cruise ship sailings and guided tours. We have delayed, or in some cases, shortened or canceled, theatrical releases, and stage play performances were suspended beginning in March 2020 with limited stage play operations resuming in the first quarter of fiscal 2021. Theaters have been subject to capacity limitations and shifting government mandates or guidance regarding COVID-19 restrictions. We have experienced significant disruptions in the production and availability of content, including the delay of key live sports programming during fiscal 2020 and fiscal 2021, as well as the suspension of most film and television production in March 2020. Although most film and television production resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption of production activities depending on local circumstances. Fewer theatrical releases and production delays have limited the availability of film content to be sold in the subsequent home entertainment and TV/ SVOD distribution windows.
We have taken a number of mitigation efforts in response to the impacts of COVID-19 on our businesses. We significantly increased cash balances through the issuance of senior notes in March and May 2020. The Company did not pay a dividend with respect to fiscal 2020 operations and has not declared or paid a dividend with respect to fiscal 2021 operations; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); reduced management compensation for several months in fiscal 2020 and temporarily eliminated Board of Director retainers and committee fees in fiscal 2020. In addition, we furloughed over 120,000 of our employees (who continued to receive Company provided medical benefits), most of which have returned from furlough as certain business operations have reopened. At the end of fiscal 2020, the Company announced a workforce reduction plan, which was essentially completed in the first half of fiscal 2021. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending; reducing film and television content investments; implementing additional furloughs or reductions in force; or modifying our operating strategies. Some of these measures may have an adverse impact on our businesses.
The most significant impact on operating income since the second quarter of fiscal 2020 from COVID-19 was at the DPEP segment due to revenue lost, and although results have improved in the current quarter compared to the prior-year quarter from reopening our parks and resorts, we continue to be impacted by the suspension of cruise ship sailings (with an ongoing return of cruise ship sailings beginning in July 2021) and reduced operating capacities across most of our DPEP businesses. We estimate segment operating income for the DPEP segment in the current nine-month period declined $1.6 billion compared to the prior-year nine-month period as a result of COVID-19. This impact is net of an estimated $2.2 billion improvement in the current quarter compared to the prior-year quarter. For the current quarter and nine-month period, COVID-19 had a negative impact at our DMED segment compared to the prior-year quarter and nine-month period as higher advertising revenue from the return of live sports programming was more than offset by higher sports programming costs. The impact on DMED’s other film and television distribution businesses was less significant as revenue lost from the deferral or cancellation of significant film releases was largely offset by costs avoided due to a reduction in film cost amortization, marketing and distribution costs. The entire current nine-month period for both segments was impacted by COVID-19, while only a portion of the prior-year nine-month period was impacted. The impact of COVID-19 in the current quarter and nine-month period is not necessarily indicative of the impact on future period results.
The impact of these disruptions and the extent of their adverse impact on our financial and operational results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact and duration of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward.
Most of our businesses have reopened, although some with limited capacity and other restrictions. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, talent and guests. For example, as we reopened theme parks and retail stores, we incurred and will continue to incur costs for such things as additional custodial services, personal protection equipment, temperature screenings and testing, sanitizer and cleaning supplies and signage, among other items. As we resume production of film and television content, including live sports events, we anticipate incurring similar costs and productions may take longer to complete. The timing, duration and extent of these costs will depend on the timing and scope of the resumption of our operations. We currently expect these costs will total approximately $1 billion in fiscal 2021. Some of these costs may be capitalized and amortized over future periods. With the unknown duration of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
COVID-19, it is not possible to precisely estimate the impact of COVID-19 on our operations in future periods. As our businesses reopen, we are no longer benefiting from certain savings related to the closure of those businesses, such as related furloughs. The reopening or closure of our businesses is dependent on applicable government requirements, which vary by location, and are subject to ongoing changes, which could result from increasing cases of COVID-19 and its variants.
Additionally, see Part II. Other Information, Item 1A. Risk Factors - The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and continues to impact certain of our key sources of revenue.
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 45%, or $5.2 billion, to $17.0 billion; net income attributable to Disney increased $5.6 billion, to $0.9 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) was $0.50 compared to a loss of $2.61 in the prior-year quarter. The EPS increase for the quarter was due to the comparison to goodwill and intangible asset impairments recognized in the prior-year quarter and higher segment operating income, partially offset by net investment gains in the prior-year quarter compared to net investment losses in the current quarter. Higher segment operating income was due to an increase in operating results at DPEP, partially offset by lower operating results at DMED.
Revenues
Service revenues for the quarter increased 39%, or $4.4 billion, to $15.6 billion due to the increased volume at our theme parks and resorts, higher advertising revenue, higher DTC subscription revenue and to a lesser extent, increased merchandise licensing and retail store revenue. Theme parks and resorts and retail stores revenue increased as many locations were closed in the prior-year quarter as a result of COVID-19. These increases were partially offset by a decrease in TV/SVOD distribution revenue due to fewer titles available. Content available for distribution in the TV/SVOD window has been impacted by production delays and fewer theatrical releases since the onset of COVID-19.
Product revenues for the quarter increased $0.9 billion to $1.4 billion due to higher merchandise, food and beverage sales at our theme parks and resorts, partially offset by a decrease in home entertainment volumes.
Costs and expenses
Cost of services for the quarter increased 42%, or $3.0 billion, to $10.3 billion due to higher sports and other programming costs at Linear Networks and DTC and increased volumes at our theme parks and resorts. The increase in sports programming costs was due to current season costs for NBA, MLB and Indian Premier League (IPL) events, which were delayed in the prior-year quarter due to COVID-19. These increases were partially offset by a decrease in production cost amortization and distribution costs at Content Sales/Licensing and Other due to lower TV/SVOD revenues.
Cost of products for the quarter increased 43%, or $0.3 billion, to $1.0 billion due to higher merchandise, food and beverage sales at our theme parks and resorts, partially offset by a decrease in home entertainment volumes.
Selling, general, administrative and other costs increased 29%, or $0.7 billion, to $3.2 billion due to higher marketing costs across many of our businesses.
Depreciation and amortization decreased 8%, or $0.1 billion, to $1.3 billion, driven by lower amortization of intangible assets arising from the acquisition of TFCF and Hulu and lower depreciation at our theme parks and resorts.
Restructuring and impairment charges
Restructuring and impairment charges of $35 million for the current quarter were due to severance costs at the Disney Parks, Experiences and Products segment.
Restructuring and impairment charges of $5,047 million for the prior-year quarter were due to $4,953 million of impairment charges for goodwill and intangible assets and $94 million of restructuring costs. Restructuring costs were primarily for severance and contract termination charges in connection with the acquisition and integration of TFCF.
Other Income (expense), net
In the current quarter, the Company recognized a non-cash loss of $217 million to adjust its investment in DraftKings to fair value and a $126 million gain on the sale of the Company’s 50% interest in a German free-to-air television network.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	July 3, 2021	June 27, 2020	% Change Better (Worse)
Interest expense	$(404)	$(456)	11%
Interest income, investment income (loss) and other	(41)	44	nm
Interest expense, net	$(445)	$(412)	(8) %
The decrease in interest expense was due to lower average interest rates and lower average debt balances.
The decrease in interest income, investment income (loss) and other was due to net investment losses in the current quarter compared to net investment gains in the prior-year quarter and higher pension and postretirement benefit costs, other than service cost.
Equity in the income of investees
Equity in the income of investees increased $25 million to $211 million in the current quarter driven by the absence of losses from Endemol Shine, which was sold in July 2020.
Effective Income Tax Rate

	Quarter Ended
	July 3, 2021	June 27, 2020
Income (loss) from continuing operations before income taxes	$995	$(4,840)	Change Better (Worse)
Income tax (benefit) on continuing operations	(133)	(331)
Effective income tax rate - continuing operations	(13.4)%	6.8%	20.2	ppt
Income tax was a benefit in the current and prior-year quarter. The effective income tax rate in the current quarter included favorable adjustments related to prior years. The effective income tax rate in the prior-year quarter included an unfavorable impact of the goodwill impairment, which was not tax deductible.
Noncontrolling Interests

	Quarter Ended
(in millions)	July 3, 2021	June 27, 2020	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(205)	$(209)	2%
The decrease in net income from continuing operations attributable to noncontrolling interests was due to lower results at ESPN, largely offset by higher results at Shanghai Disney Resort, lower losses at Hong Kong Disneyland Resort and our DTC sports business, and higher accretion of the fair value of the redeemable noncontrolling interest in BAMTech.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended July 3, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $604 million
•DraftKings loss of $217 million, partially offset by the German FTA gain of $126 million
•Restructuring and impairment charges of $35 million
Results for the quarter ended June 27, 2020 were impacted by the following:
•Goodwill and intangible asset impairments of $4,953 million and restructuring charges of $94 million
•TFCF and Hulu acquisition amortization of $683 million
•DraftKings gain of $382 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended July 3, 2021:
TFCF and Hulu acquisition amortization	$(604)	$141	$(463)	$(0.25)
DraftKings loss, partially offset by German FTA gain	(91)	22	(69)	(0.04)
Restructuring and impairment charges	(35)	8	(27)	(0.01)
Total	$(730)	$171	$(559)	$(0.30)

Quarter Ended June 27, 2020:
Restructuring and impairment charges	$(5,047)	$408	$(4,639)	$(2.56)
TFCF and Hulu acquisition amortization	(683)	159	(524)	(0.28)
DraftKings gain	382	(89)	293	0.16
Total	$(5,348)	$478	$(4,870)	$(2.68)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT NINE-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR NINE-MONTH PERIOD
Revenues for the current period decreased $1.8 billion, to $48.9 billion; net income attributable to Disney increased $4.0 billion, to $1.8 billion; and EPS was $1.02 compared to a loss of $1.17 in the prior-year period. The EPS increase was due to the comparison to goodwill and intangible asset impairments recognized in the prior-year period and an income tax benefit in the current period compared to tax expense in the prior-year period, partially offset by lower segment operating results at DPEP.
Revenues
Service revenues for the current period decreased 1%, or $0.5 billion, to $45.0 billion, due to the closure/generally reduced operating capacity across most of our parks and experiences businesses, lower theatrical revenues, a decrease in TV/SVOD distribution revenue and to a lesser extent, lower electronic home entertainment sales volumes. These revenue decreases were driven by the impact of COVID-19. These decreases were partially offset by higher DTC subscription revenue, advertising revenue growth and to a lesser extent, increased merchandise licensing revenue.
Product revenues for the current period decreased 24%, or $1.3 billion, to $3.9 billion, due to lower merchandise, food and beverage sales at our theme parks and resorts and a decrease in home entertainment volumes.
Costs and expenses
Cost of services for the current period increased 2%, or $0.6 billion, to $29.9 billion, due to higher sports programming costs and higher programming, production and technology costs at Disney+ and Hulu. The increase in sports programming costs was due to NBA, IPL and MLB events, many of which were delayed in the prior-year period due to COVID-19. These increases were partially offset by lower volumes at our parks and experiences businesses and a decrease in film and television production cost amortization and distribution costs at Content Sales/Licensing and Other reflecting lower revenues.
Cost of products for the current period decreased 20%, or $0.7 billion, to $2.9 billion, due to lower merchandise, food and beverage sales at our theme parks and resorts and a decrease in home entertainment volumes.
Selling, general, administrative and other costs for the current period decreased 4%, or $0.4 billion, to $9.2 billion, due to lower bad debt expense and a decrease in marketing costs. Lower marketing costs were driven by fewer worldwide theatrical releases, partially offset by an increase in marketing costs at Direct-to-Consumer and to a lesser extent, Linear Networks.
Depreciation and amortization for the current period decreased 4%, or $0.2 billion, to $3.8 billion, due to lower amortization of intangible assets from the acquisition of TFCF and Hulu and lower depreciation at our theme parks and resorts.
Restructuring and impairment charges
Restructuring and impairment charges of $562 million for the current period were due to asset impairments and severance costs primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance at our other businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Restructuring and impairment charges of $5,342 million for the prior-year period were due to impairment charges for goodwill and intangible assets and restructuring costs for severance and contract termination charges in connection with the acquisition and integration of TFCF.
Other Income (expense), net
Other income in the current period includes the fuboTV Gain of $186 million, German FTA gain of $126 million and DraftKings loss of $98 million.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	July 3, 2021	June 27, 2020	% Change Better (Worse)
Interest expense	$(1,223)	$(1,183)	(3) %
Interest income, investment income and other	134	188	(29) %
Interest expense, net	$(1,089)	$(995)	(9) %
The increase in interest expense in the current period was due to higher average debt balances, partially offset by lower average interest rates.
The decrease in interest income, investment income and other was due to higher pension and postretirement benefits costs, other than service cost, partially offset by higher investment gains.
Equity in the income of investees
Equity in the income of investees increased $103 million to $648 million in the current period driven by higher income from A+E Television Networks.
Effective Income Tax Rate

	Nine Months Ended
	July 3, 2021	June 27, 2020
Income (loss) from continuing operations before income taxes	$2,271	$(1,163)	Change Better (Worse)
Income tax (benefit) expense on continuing operations	(9)	$650
Effective income tax rate - continuing operations	(0.4)%	(55.9)%	(55.5)	ppt
Income tax was a benefit in the current period and expense in the prior-year period. The effective income tax rate in the current period included favorable adjustments related to prior years, partially offset by the impact of foreign income taxable in both the U.S. and foreign jurisdictions. The effective income tax rate in the prior-year period included an unfavorable impact of the goodwill impairment, which was not tax deductible.
Noncontrolling Interests

	Nine Months Ended
(in millions)	July 3, 2021	June 27, 2020	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(416)	$(309)	(35) %
The increase in net income from continuing operations attributable to noncontrolling interests for the current period was driven by lower losses at Shanghai Disney Resort, our DTC sports business and Hong Kong Disneyland Resort, and higher accretion of the fair value of the redeemable noncontrolling interest in BAMTech. These increases were partially offset by lower results at ESPN.
Certain Items Impacting Results in the Year
Results for the nine months ended July 3, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,826 million
•Restructuring and impairment charges of $562 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
•The fuboTV gain of $186 million, German FTA gain of $126 million and DraftKings loss of $98 million
Results for the nine months ended June 27, 2020 were impacted by the following:
•Goodwill and intangible asset impairments of $4,953 million and restructuring charges of $389 million
•TFCF and Hulu acquisition amortization of $2,106 million
•DraftKings gain of $382 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Nine Months Ended July 3, 2021:
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	$(1,826)	$425	$(1,401)	$(0.74)
Restructuring and impairment charges	(562)	132	(430)	(0.24)
fuboTV and German FTA gains, partially offset by DraftKings loss	214	(49)	165	0.09
Total	$(2,174)	$508	$(1,666)	$(0.89)

Nine Months Ended June 27, 2020:
Restructuring and impairment charges	$(5,342)	$477	$(4,865)	$(2.69)
Amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs(3)	(2,106)	490	(1,616)	(0.86)
DraftKings gain	382	(89)	293	0.16
Total	$(7,066)	$878	$(6,188)	$(3.39)
(1)Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended July 3, 2021 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
DMED revenues are subject to seasonal advertising patterns, changes in viewership and subscriber levels, timing and performance of film releases in the theatrical and home entertainment markets, timing of and demand for film and television programs, and the availability of and demand for sports programming. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. In addition, advertising revenues generated from sports programming are impacted by the timing of sports seasons and events, which varies throughout the year or may take place periodically (e.g. biannually, quadrennially). Affiliate revenues vary with the subscriber trends of MVPDs. Theatrical release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
DPEP revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities, which generally results in higher revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Consumer products revenue fluctuates with consumer purchasing behavior, which generally results in higher revenues during the Company’s first fiscal quarter due to the winter holiday season and in the fourth quarter due to back-to-school. In addition, licensing revenues fluctuate with the timing and performance of our film and television content.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020		July 3, 2021	June 27, 2020
Income (loss) from continuing operations before income taxes	$995	$(4,840)	nm	$2,271	$(1,163)	nm
Add (subtract):
Corporate and unallocated shared expenses	212	179	(18) %	645	604	(7) %
Restructuring and impairment charges	35	5,047	99%	562	5,342	89%
Other (income) expense, net	91	(382)	nm	(214)	(382)	(44) %
Interest expense, net	445	412	(8) %	1,089	995	(9) %
TFCF and Hulu acquisition amortization	604	683	12%	1,826	2,106	13%
Total segment operating income	$2,382	$1,099	>100%	$6,179	$7,502	(18) %
The following is a summary of segment revenue and operating income:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020		July 3, 2021	June 27, 2020
Revenues:
Disney Media and Entertainment Distribution	$12,681	$10,714	18%	$37,782	$36,376	4%
Disney Parks, Experiences and Products	4,341	1,065	>100%	11,102	14,305	(22) %
	$17,022	$11,779	45%	$48,884	$50,681	(4) %
Segment operating income:
Disney Media and Entertainment Distribution	$2,026	$2,977	(32) %	$6,348	$6,102	4%
Disney Parks, Experiences and Products	356	(1,878)	nm	(169)	1,400	nm
	$2,382	$1,099	>100%	$6,179	$7,502	(18) %
Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020		July 3, 2021	June 27, 2020
Disney Media and Entertainment Distribution	$153	$168	9%	$453	$447	(1) %
Disney Parks, Experiences and Products
Domestic	383	426	10%	1,162	1,232	6%
International	178	176	(1) %	538	520	(3) %
Total Disney Parks, Experiences and Products	561	602	7%	1,700	1,752	3%
Corporate	47	52	10%	139	129	(8) %
Total depreciation expense	$761	$822	7%	$2,292	$2,328	2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020		July 3, 2021	June 27, 2020
Disney Media and Entertainment Distribution	$44	$42	(5) %	$135	$131	(3) %
Disney Parks, Experiences and Products	27	27	— %	81	81	— %
TFCF and Hulu	434	486	11%	1,328	1,470	10%
Total amortization of intangible assets	$505	$555	9%	$1,544	$1,682	8%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues:
Linear Networks	$6,956	$6,010	16%
Direct-to-Consumer	4,256	2,712	57%
Content Sales/Licensing and Other	1,681	2,183	(23) %
Elimination of Intrasegment Revenue(1)	(212)	(191)	(11) %
	$12,681	$10,714	18%
Segment operating income (loss):
Linear Networks	$2,187	$3,285	(33) %
Direct-to-Consumer	(293)	(624)	53%
Content Sales/Licensing and Other	132	316	(58) %
	$2,026	$2,977	(32) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues
Affiliate fees	$4,643	$4,495	3%
Advertising	2,200	1,335	65%
Other	113	180	(37) %
Total revenues	6,956	6,010	16%
Operating expenses	(4,091)	(2,091)	(96) %
Selling, general, administrative and other	(851)	(776)	(10) %
Depreciation and amortization	(42)	(74)	43%
Equity in the income of investees	215	216	— %
Operating Income	$2,187	$3,285	(33) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Domestic Channels	$3,791	$3,646	4%
International Channels	852	849	— %
	$4,643	$4,495	3%
The increase in affiliate revenue at the Domestic Channels was due to an increase of 8% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers.
Affiliate revenue at the International Channels was comparable to the prior-year quarter, as increases of 3% from a favorable foreign exchange impact and 2% from higher contractual rates were offset by a decrease of 3% from fewer subscribers driven by channel closures, primarily in Europe and Asia.
Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Cable	$831	$462	80%
Broadcasting	877	720	22%
Domestic Channels	1,708	1,182	45%
International Channels	492	153	>100%
	$2,200	$1,335	65%
The increase in Cable advertising revenue was due to increases of 39% from higher impressions reflecting increases in average viewership and units delivered and 35% from higher rates. The increases in rates and viewership reflected the airing of live sports events in the current quarter compared to the cancellation or delay of live sports events in the prior-year quarter due to COVID-19.
The increase in Broadcasting advertising revenue was due to increases of 15% from a shift in the timing of The Academy Awards at ABC, 14% from the owned television stations and 8% from higher rates at ABC. The increase at the owned television stations was due to higher rates and the timing of The Academy Awards. The Academy Awards aired in the current quarter compared to the second quarter in the prior year. These increases were partially offset by a decrease of 13% from fewer ABC impressions, reflecting lower average viewership.
The increase in the International Channels advertising revenue was due to higher impressions, reflecting an increase in average viewership, and to a lesser extent, higher rates. The increase in average viewership reflected the airing of live sports events in the current quarter, primarily IPL cricket matches. IPL cricket matches generally occur during our third fiscal quarter. As a result of COVID-19, IPL cricket matches for the 2020 season shifted from the third quarter of fiscal 2020 to the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021. Additionally, some of the matches for the 2021 season shifted from the third quarter of fiscal 2021 to the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022.
Other revenue, which decreased $67 million, to $113 million from $180 million, included an unfavorable foreign exchange impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Cable	$(2,055)	$(770)	>(100) %
Broadcasting	(798)	(554)	(44) %
Domestic Channels	(2,853)	(1,324)	>(100) %
International Channels	(845)	(465)	(82) %
	$(3,698)	$(1,789)	>(100) %
The increase in programming and production costs at Cable was due to the airing of live sports events, which were cancelled or delayed in the prior-year quarter, driven by the NBA and MLB.
The increase in programming and production costs at Broadcasting was due to a higher cost mix of ABC programming and the shift in timing of The Academy Awards. The higher cost mix of programming reflected more hours of original scripted programming in the current quarter as well as incremental costs of health and safety measures since the onset of COVID-19.
The increase in programming and production costs at the International Channels was due to the return of live sports events, primarily IPL cricket matches.
Selling, general, administrative and other costs increased $75 million, to $851 million from $776 million due to higher marketing costs, partially offset by lower bad debt expense.
Depreciation and amortization decreased $32 million, to $42 million from $74 million, driven by the transfer of technology assets and related depreciation primarily between Linear Networks and Content Sales/Licensing and Other.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $1,098 million, to $2,187 million from $3,285 million, due to decreases at domestic Cable and to a lesser extent, at Broadcasting and the International Channels.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Supplemental revenue detail
Domestic Channels	$5,561	$4,926	13%
International Channels	1,395	1,084	29%
	$6,956	$6,010	16%
Supplemental operating income detail
Domestic Channels	$1,803	$2,850	(37) %
International Channels	169	219	(23) %
Equity in the income of investees	215	216	— %
	$2,187	$3,285	(33) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues
Subscription fees	$3,156	$2,129	48%
Advertising	909	509	79%
TV/SVOD distribution and other	191	74	>100%
Total revenues	4,256	2,712	57%
Operating expenses	(3,414)	(2,546)	(34) %
Selling, general, administrative and other	(1,048)	(727)	(44) %
Depreciation and amortization	(87)	(63)	(38) %
Operating Loss	$(293)	$(624)	53%
Revenues
The increase in subscription fees was due to higher subscribers driven by growth at Disney+, Hulu, and to a lesser extent, ESPN+, and higher retail pricing at Hulu and Disney+.
Higher advertising revenue was primarily due to an increase of 63% from higher impressions due to growth at Hulu and to a lesser extent, at Disney+, and an increase of 11% from higher rates due to growth at Hulu.
The increase in TV/SVOD distribution and other revenue was due to Disney+ Premier Access revenue from Cruella and Raya and the Last Dragon and higher Ultimate Fighting Championship (UFC) pay-per-view fees in the current quarter. The increase in UFC fees reflected the benefit of three events in the current quarter compared to two events in the prior-year quarter.
The following table presents the number of paid subscribers(1) (in millions) for Disney+, ESPN+ and Hulu as of:

	July 3, 2021	June 27, 2020	% Change Better (Worse)
Disney+(2)	116.0	57.5	>100%
ESPN+	14.9	8.5	75%
Hulu
SVOD Only	39.1	32.1	22%
Live TV + SVOD	3.7	3.4	9%
Total Hulu	42.8	35.5	21%
The following table presents the average monthly revenue per paid subscriber(3) for the quarter ended:

			% Change Better (Worse)
	July 3, 2021	June 27, 2020
Disney+(2)	$4.16	$4.62	(10) %
ESPN+	$4.47	$4.18	7%
Hulu
SVOD Only	$13.15	$11.39	15%
Live TV + SVOD	$84.09	$68.11	23%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
(2)Includes Disney+ Hotstar. Disney+ Hotstar launched on April 3, 2020 in India (as a conversion of the preexisting Hotstar service), on September 5, 2020 in Indonesia, on June 1, 2021 in Malaysia, and on June 30, 2021 in Thailand. Disney+ Hotstar average monthly revenue per paid subscriber is significantly lower than the average monthly revenue per paid subscriber for Disney+ in other markets.
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
The average monthly revenue per paid subscriber for Disney+ decreased from $4.62 to $4.16 due to a higher mix of Disney+ Hotstar subscribers in the current quarter compared to the prior-year quarter, partially offset by a lower mix of wholesale subscribers and increases in retail pricing.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.18 to $4.47 due to an increase in retail pricing and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to the bundled offering.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service increased from $11.39 to $13.15 due to higher per-subscriber advertising revenue and a lower mix of wholesale subscribers, partially offset by a higher mix of subscribers to the bundled offering. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $68.11 to $84.09 due to increases in retail pricing, per-subscriber advertising revenue and per-subscriber premium and feature add-on revenue, partially offset by a higher mix of subscribers to the bundled offering.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Programming and production costs	$(2,769)	$(2,048)	(35) %
Other operating expense	(645)	(498)	(30) %
	$(3,414)	$(2,546)	(34) %
The increase in programming and production costs was due to higher costs at Disney+, Hulu and to a lesser extent, ESPN+. The increase at Disney+ was driven by ongoing expansion including launches in additional markets. Higher costs at Hulu were due to higher subscriber-based fees for programming the Live television service driven by an increase in the number of subscribers and rate increases. The increase at ESPN+ was primarily due to higher costs for UFC programming rights due to an additional event in the current quarter compared to the prior-year quarter, the return of live sports events and new contracts for soccer programming rights. Other operating expenses, which include technical support and distribution costs, increased primarily due to higher distribution costs at Disney+ driven by subscriber growth.
Selling, general, administrative and other costs increased $321 million, to $1,048 million from $727 million, due to higher marketing costs.
Depreciation and amortization increased $24 million, to $87 million from $63 million, driven by ongoing expansion of Disney+.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $331 million, to $293 million from $624 million, due to improved results at Hulu, partially offset by a higher loss at Disney+.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues
TV/SVOD distribution	$1,012	$1,411	(28) %
Theatrical distribution	140	51	>100%
Home entertainment	236	470	(50) %
Other	293	251	17%
Total revenues	1,681	2,183	(23) %
Operating expenses	(1,056)	(1,459)	28%
Selling, general, administrative and other	(430)	(318)	(35) %
Depreciation and amortization	(68)	(73)	7%
Equity in the income (loss) of investees	5	(17)	nm
Operating Income	$132	$316	(58) %
COVID-19
Our Content Sales/Licensing businesses has been impacted by COVID-19 in a number of ways. As a result of theater closures or theaters operating at reduced capacity since approximately March 2020, we have delayed or, in some cases, shortened or canceled, theatrical releases. In the current quarter, Cruella was in wide release in theaters globally, while also being made available on Disney+ Premier Access at Direct-to-Consumer. In addition, most of our film and television content production was suspended in March 2020, and although most production activities resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption of production activities depending on local circumstances. Content available for distribution in the home entertainment and TV/SVOD windows has been impacted by the production delays and fewer theatrical releases since the onset of COVID-19.
Revenues
The decrease in TV/SVOD distribution revenue reflected both lower episodic and film content sales. The decrease in episodic content sales reflected prior-quarter sales of The Politician and The Wilds and lower sales of Modern Family, How to Get Away with Murder and Lost in the current quarter. Lower film content sales reflected the impact of COVID-19.
The increase in theatrical distribution revenue was due to the performance of Cruella and Raya and the Last Dragon in the current quarter compared to no significant worldwide theatrical releases in the prior-year quarter.
The decrease in home entertainment revenue reflected decreases of 41% from lower unit sales of new release and catalog titles and 6% from lower average net effective pricing. New release titles in the current quarter included Raya and the Last Dragon and Soul, whereas the prior-year quarter included Star Wars: The Rise of Skywalker, Frozen II and Onward. Other titles in release in the prior-year quarter included Call of the Wild and Ford v. Ferrari. The decrease in average net effective pricing was due to a lower mix of new release titles, which have a higher sales price than catalog titles.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Programming and production costs	$(861)	$(1,295)	34%
Cost of goods sold and distribution costs	(195)	(164)	(19) %
	$(1,056)	$(1,459)	28%
The decrease in programming and production costs was due to lower production cost amortization related to a decrease in TV/SVOD sales and to a lesser extent, lower home entertainment volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in cost of goods sold and distribution costs was due to higher theatrical distribution costs as a result of more releases and higher costs for stage plays, partially offset by lower home entertainment volumes. Stage play performances were suspended in March 2020 with limited operations resuming in the first quarter of fiscal 2021.
Selling, general administrative and other costs increased $112 million, to $430 million from $318 million, primarily due to higher theatrical marketing costs driven by spending on Cruella in the current quarter and higher spending on future releases.
Equity in the Income (Loss) of Investees
Income from equity investments increased $22 million, to income of $5 million from a loss of $17 million, driven by the absence of losses from Endemol Shine, which was sold in July 2020.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $184 million, to $132 million from $316 million, due to lower home entertainment and theatrical distribution results.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
TFCF and Hulu acquisition amortization(1)	$(602)	$(681)	12%
Restructuring and impairment charges(2)	(1)	(5,037)	100%
German FTA gain	126	—	nm
(1)In the current quarter, amortization of step-up on film and television costs was $166 million and amortization of intangible assets was $432 million. In the prior-year quarter, amortization of step-up on film and television costs was $190 million and amortization of intangible assets was $484 million.
(2)The prior-year quarter includes $4,953 million of goodwill and intangible asset impairments and $84 million of restructuring costs primarily for severance and contract termination charges in connection with the acquisition and integration of TFCF.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues
Theme park admissions	$1,152	$34	>100%
Parks & Experiences merchandise, food and beverage	914	63	>100%
Resorts and vacations	776	80	>100%
Merchandise licensing and retail	1,137	721	58%
Parks licensing and other	362	167	>100%
Total revenues	4,341	1,065	>100%
Operating expenses	(2,718)	(1,801)	(51) %
Selling, general, administrative and other	(674)	(507)	(33) %
Depreciation and amortization	(588)	(629)	7%
Equity in the loss of investees	(5)	(6)	17%
Operating Income (Loss)	$356	$(1,878)	nm

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
COVID-19
Revenues at DPEP benefited from the comparison to the adverse impact of COVID-19 in the prior-year quarter. Walt Disney World Resort and Shanghai Disney Resort were open for the entire current quarter. In the prior-year quarter, Walt Disney World Resort was closed for the quarter and Shanghai Disney Resort was open for 48 days. Hong Kong Disneyland was open for 72 days in the current quarter and 10 days in the prior-year quarter. Disneyland Resort and Disneyland Paris were open for 65 days and 19 days respectively, during the current quarter, whereas these businesses were closed for all of the prior-year quarter. During the periods our parks and resorts were open, they were generally operating at reduced capacities.
Revenues
The increase in revenues from theme park admissions, merchandise, food and beverage sales and resorts and vacations was due to increased volumes.
Merchandise licensing and retail revenue growth was due to increases of 37% from merchandise licensing and 22% from retail. The revenue growth at merchandise licensing was primarily due to higher revenues from merchandise based on Mickey and Minnie, Star Wars, including The Mandalorian, Disney Princesses and Spider-Man. The increase in retail revenues was due to higher sales at our retail stores, most of which were closed in the prior-year quarter due to COVID-19.
The increase in parks licensing and other revenue was primarily due to higher sponsorship revenue as a result of the reopening of our parks and resorts and an increase in Tokyo Disney Resort royalties. Tokyo Disney Resort was open in the current quarter, whereas it was closed for the entire prior-year quarter.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Jul 3, 2021	Jun 27, 2020	Jul 3, 2021	Jun 27, 2020	Jul 3, 2021	Jun 27, 2020
Parks
Increase (decrease)
Attendance(2)	nm	(100) %	nm	(90) %	nm	(97) %
Per Capita Guest Spending(3)	nm	nm	13%	(12) %	92%	nm
Hotels
Occupancy(4)	50%	nm	20%	nm	43%	nm
Available Room Nights (in thousands)(5)	2,589	nm	793	nm	3,382	nm
Per Room Guest Spending(6)	$375	nm	$387	nm	$376	nm
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Operating labor	$(1,220)	$(644)	(89) %
Infrastructure costs	(584)	(562)	(4) %
Cost of goods sold and distribution costs	(486)	(238)	>(100) %
Other operating expense	(428)	(357)	(20) %
	$(2,718)	$(1,801)	(51) %
The increases in operating labor and cost of goods sold and distribution costs were due to higher volumes. Infrastructure costs were higher primarily due to increases in volumes and higher technology spending, partially offset by the comparison to the write-down of assets at our retail stores in the prior-year quarter. Other operating expenses increased due to higher volumes and an adverse foreign exchange impact, partially offset by the comparison to prior-year charges for capital project abandonments.
Selling, general, administrative and other costs increased $167 million, to $674 million from $507 million, due to higher marketing spend as a result of reopening our parks and resorts.
Depreciation and amortization decreased $41 million from $629 million to $588 million, due to lower depreciation at our theme parks and resorts.
Segment Operating Income (Loss)
Segment operating income increased from a loss of $1.9 billion to a profit of $0.4 billion due to increases at our domestic parks and resorts, consumer products and international parks and resorts businesses.
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Supplemental revenue detail
Parks & Experiences
Domestic	$2,656	$213	>100%
International	526	116	>100%
Consumer Products	1,159	736	57%
	$4,341	$1,065	>100%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$2	$(1,584)	nm
International	(210)	(438)	52%
Consumer Products	564	144	>100%
	$356	$(1,878)	nm

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Restructuring and impairment charges(1)	$(35)	$(1)	>(100) %
TFCF and Hulu acquisition amortization	(2)	(2)	— %

(1)The current quarter includes severance costs related to workforce reductions.
BUSINESS SEGMENT RESULTS - Current Period Results Compared to the Prior-Year Period
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues:
Linear Networks	$21,395	$20,571	4%
Direct-to-Consumer	11,759	7,252	62%
Content Sales/Licensing and Other	5,299	9,104	(42) %
Elimination of Intrasegment Revenue(1)	(671)	(551)	(22) %
	$37,782	$36,376	4%
Segment operating income (loss):
Linear Networks	$6,765	$7,574	(11) %
Direct-to-Consumer	(1,049)	(2,539)	59%
Content Sales/Licensing and Other	632	1,067	(41) %
	$6,348	$6,102	4%
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues
Affiliate fees	$14,098	$13,824	2%
Advertising	6,850	6,237	10%
Other	447	510	(12) %
Total revenues	21,395	20,571	4%
Operating expenses	(12,703)	(10,825)	(17) %
Selling, general, administrative and other	(2,465)	(2,582)	5%
Depreciation and amortization	(131)	(197)	34%
Equity in the income of investees	669	607	10%
Operating Income	$6,765	$7,574	(11) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Affiliate revenue is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Domestic Channels	$11,491	$11,041	4%
International Channels	2,607	2,783	(6) %
	$14,098	$13,824	2%
The increase in affiliate revenue at the Domestic Channels was due to an increase of 8% from higher contractual rates, partially offset by a decrease of 4% from fewer subscribers.
The decrease in affiliate revenue at the International Channels was due to decreases of 4% from fewer subscribers driven by channel closures, primarily in Europe and Asia, 1% from lower contractual rates and 1% from an unfavorable foreign exchange impact.
Advertising revenue is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Cable	$2,759	$2,689	3%
Broadcasting	2,583	2,572	— %
Domestic Channels	5,342	5,261	2%
International Channels	1,508	976	55%
	$6,850	$6,237	10%
The increase in Cable advertising revenue was primarily due to an increase of 10% from higher rates, partially offset by a decrease of 8% from fewer impressions. The decrease in impressions reflected lower average viewership, partially offset by higher units delivered.
Broadcasting advertising revenue was comparable to the prior-year period as increases of 6% from higher rates at ABC and 5% from the owned television stations were offset by a decrease of 11% from fewer ABC impressions. The decrease in impressions reflected lower average viewership, partially offset by higher units delivered. The increase at the owned television stations was due to higher political advertising and higher rates.
The increase in International Channels advertising revenue was due to increases of 45% from higher impressions, reflecting an increase in average viewership, 7% from higher rates and 5% from a favorable foreign exchange impact. The increase in viewership reflected the airing of live sports events in the current period that were not aired in the prior-year period, primarily IPL cricket matches.
Other revenue decreased $63 million, to $447 million from $510 million, primarily due to an unfavorable foreign exchange impact.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Cable	$(6,974)	$(5,762)	(21) %
Broadcasting	(2,203)	(2,112)	(4) %
Domestic Channels	(9,177)	(7,874)	(17) %
International Channels	(2,366)	(1,837)	(29) %
	$(11,543)	(9,711)	(19) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in programming and production costs at Cable was driven by the timing of live sports events. As a result of COVID-19, events have been delayed since March 2020. The most significant impacts were due to the shifts of the 2020 NBA and MLB seasons and the 2020 Masters tournament.
The increase in programming and production costs at Broadcasting was driven by incremental costs of health and safety measures.
The increase in programming and production costs at the International Channels was due to the timing of live sports events driven by the shift of IPL cricket matches into the current period from fiscal 2020.
Selling, general, administrative and other costs decreased $117 million, to $2,465 million from $2,582 million, due to lower bad debt expense.
Depreciation and amortization decreased $66 million, to $131 million from $197 million, driven by the transfer of technology assets and related depreciation primarily between Linear Networks and Content Sales/Licensing and Other.
Equity in the Income of Investees
Income from equity investees increased $62 million, to $669 million from $607 million, due to higher income from A+E Television Networks driven by higher program sales and lower programming costs, partially offset by lower advertising revenue.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $809 million, to $6,765 million from $7,574 million, due to a decrease at Cable, partially offset by higher income from our equity investees.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Supplemental revenue detail
Domestic Channels	$17,049	$16,557	3%
International Channels	4,346	4,014	8%
	$21,395	$20,571	4%
Supplemental operating income detail
Domestic Channels	$5,204	$6,087	(15) %
International Channels	892	880	1%
Equity in the income of investees	669	607	10%
	$6,765	$7,574	(11) %

Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues
Subscription fees	$8,702	$5,251	66%
Advertising	2,508	1,666	51%
TV/SVOD distribution and other	549	335	64%
Total revenues	11,759	7,252	62%
Operating expenses	(9,549)	(7,354)	(30) %
Selling, general, administrative and other	(3,028)	(2,253)	(34) %
Depreciation and amortization	(231)	(183)	(26) %
Equity in the loss of investees	—	(1)	100%
Operating Loss	$(1,049)	$(2,539)	59%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
The increase in subscription fees was due to higher subscribers driven by growth at Disney+, Hulu and to a lesser extent, ESPN+, and higher retail pricing at Hulu and Disney+.
Higher advertising revenue reflected increases of 47% from higher impressions due to growth at Hulu and to a lesser extent, Disney+ Hotstar and 3% from higher rates due to an increase at Hulu.
The increase in TV/SVOD distribution and other revenue was due to Disney+ Premier Access revenues from Raya and the Last Dragon and Cruella and higher UFC pay-per-view fees. The increase in UFC fees reflected the benefit of ten events in the current period compared to eight in the prior-year period, higher pricing and an increase in average buys per event.
The following table presents the average monthly revenue per paid subscriber for the nine-month period ended (see additional discussion of metrics under the quarterly analysis of Business Segment Results):

			% Change Better (Worse)
	July 3, 2021	June 27, 2020
Disney+	$4.08	$5.03	(19) %
ESPN+	$4.50	$4.26	6%
Hulu
SVOD Only	$12.90	$12.14	6%
Live TV + SVOD	$80.14	$65.19	23%
The average monthly revenue per paid subscriber for Disney+ decreased from $5.03 to $4.08 due to a higher mix of Disney+ Hotstar subscribers in the current period compared to the prior-year period, partially offset by a lower mix of wholesale subscribers and higher retail pricing.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.26 to $4.50 due to higher retail pricing and increased per-subscriber advertising revenue, partially offset by a higher mix of subscribers to the bundled offering.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service increased from $12.14 to $12.90 due to higher per-subscriber advertising revenue, a lower mix of wholesale subscribers, and an increase in per-subscriber premium add-on revenue. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $65.19 to $80.14 due to an increase in retail pricing and higher per-subscriber advertising revenue.
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Programming and production costs	$(7,734)	$(5,932)	(30) %
Other operating expense	(1,815)	(1,422)	(28) %
	$(9,549)	$(7,354)	(30) %
The increase in programming and production costs was due to higher costs at Disney+, Hulu and to a lesser extent, ESPN+. The increase at Disney+ was driven by ongoing expansion including launches in additional markets. Higher costs at Hulu were due to higher subscriber-based fees for programming the Live television service driven by an increase in the number of subscribers and rate increases. The increase at ESPN+ was driven by higher costs for UFC programming rights due to two additional events in the current period compared to the prior-year period and new contracts for soccer programming and college sports rights. Other operating expenses, which include technical support and distribution costs, increased due to higher distribution costs at Disney+ due to ongoing expansion including launches in additional markets.
Selling, general, administrative and other costs increased $775 million, to $3,028 million from $2,253 million, primarily due to higher marketing costs at Disney+ driven by launches in additional markets.
Depreciation and amortization increased $48 million, to $231 million from $183 million, due to ongoing expansion of Disney+.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $1,490 million, to $1,049 million from $2,539 million, due to improved results at Hulu and to a lesser extent, ESPN+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues
TV/SVOD distribution	$3,378	$4,374	(23) %
Theatrical distribution	280	2,062	(86) %
Home entertainment	755	1,555	(51) %
Other	886	1,113	(20) %
Total revenues	5,299	9,104	(42) %
Operating expenses	(3,266)	(5,567)	41%
Selling, general, administrative and other	(1,187)	(2,249)	47%
Depreciation and amortization	(226)	(198)	(14) %
Equity in the income (loss) of investees	12	(23)	nm
Operating Income	$632	$1,067	(41) %
Revenues
The decrease in TV/SVOD distribution revenue reflected both lower episodic and film content sales. The decrease in episodic content sales was primarily due to prior-year sales of Ratched, The Politician, Tales from the Loop and The Wilds and lower sales of Homeland and American Horror Story in the current period, partially offset by higher sales of How I Met Your Mother. Lower film content sales reflected less content available due to the impact of COVID-19.
The decrease in theatrical distribution revenue was due to the impact of COVID-19. The current period included Raya and the Last Dragon and Soul, whereas the prior-year period included Frozen II, Star Wars: The Rise of Skywalker, Maleficent: Mistress of Evil and Ford v. Ferrari.
The decrease in home entertainment revenue reflected decreases of 43% due to lower unit sales of new release and catalog titles and 7% from lower average net effective pricing. New release titles in the current period included Mulan, Raya and the Last Dragon and Soul, whereas the prior-year period included Frozen II, Star Wars: The Rise of Skywalker and The Lion King. Other titles in release in the prior-year quarter included Toy Story 4 and Maleficent: Mistress of Evil. The decrease in average net effective pricing was due to a lower mix of new release titles, which have a higher sales price than catalog titles.
The decrease in other revenue was due to lower revenue from stage plays reflecting the impact of COVID-19, partially offset by an increase in revenue from Lucasfilm’s special effects business due to more projects. As a result of COVID-19, stage play performances were suspended in March 2020 with limited operations resuming in the first quarter of fiscal 2021.
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Programming and production costs	$(2,653)	$(4,601)	42%
Cost of goods sold and distribution costs	(613)	(966)	37%
	$(3,266)	$(5,567)	41%
The decrease in programming and production costs was due to lower production cost amortization driven by a decline in revenues and lower film and television cost impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decrease in cost of goods sold and distribution costs was due to lower costs for stage plays as a result of a limited number of performances in the current period, lower home entertainment volumes and a decrease in theatrical distribution costs due to fewer theatrical releases, partially offset by more projects at Lucasfilm’s special effects business.
Selling, general, administrative and other costs decreased $1,062 million, to $1,187 million from $2,249 million, due to lower theatrical, home entertainment and stage plays marketing costs and to a lesser extent, a decrease in bad debt expense.
Depreciation and amortization increased $28 million, to $226 million from $198 million, driven by the transfer of technology assets and related depreciation primarily between Linear Networks and Content Sales/Licensing and Other.
Equity in the Income (Loss) of Investees
Income from equity investments increased $35 million, to income of $12 million from a loss of $23 million. The prior-year period included losses from Endemol Shine, which was sold in July 2020.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $435 million, to $632 million from $1,067 million, due to lower theatrical distribution and home entertainment results, partially offset by lower film and television cost impairments.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
TFCF and Hulu acquisition amortization(1)	$(1,820)	$(2,100)	13%
Restructuring and impairment charges(2)	(305)	(5,288)	94%
German FTA gain	126	—	nm
(1)In the current period, amortization of step-up on film and television costs was $487 million and amortization of intangible assets was $1,322 million. In the prior-year period, amortization of step-up on film and television costs was $613 million and amortization of intangible assets was $1,464 million.
(2)The current period includes asset impairments and severance costs related to the closure of an animation studio. The prior-year period includes goodwill and intangible asset impairments and severance and contract termination charges in connection with the acquisition and integration of TFCF.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Revenues
Theme park admissions	$2,298	$3,655	(37) %
Parks & Experiences merchandise, food and beverage	2,025	3,030	(33) %
Resorts and vacations	1,722	3,088	(44) %
Merchandise licensing and retail	3,980	3,407	17%
Parks licensing and other	1,077	1,125	(4) %
Total revenues	11,102	14,305	(22) %
Operating expenses	(7,456)	(9,059)	18%
Selling, general, administrative and other	(2,012)	(1,998)	(1) %
Depreciation and amortization	(1,781)	(1,833)	3%
Equity in the loss of investees	(22)	(15)	(47) %
Operating Income (Loss)	$(169)	$1,400	nm

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
COVID-19
Revenues at the DPEP segment were adversely impacted by COVID-19 as a result of the closure/generally reduced operating capacity across our theme parks and resorts. Disneyland Resort was open for 65 days in the current period and our cruise business was suspended for the entire current period, whereas these businesses closed in mid-March of the prior-year period. In the current period, Disneyland Paris was open for 45 days and Hong Kong Disneyland Resort was open for 147 days compared to 167 days and 129 days, respectively in the prior-year period. Walt Disney World Resort, Shanghai Disney Resort and Tokyo Disney Resort were open during the entire current period, although our parks and resorts were generally operating at reduced capacities. In the prior-year period, Walt Disney World Resort closed in mid-March, Shanghai Disney Resort closed in late January and reopened in mid-May and Tokyo Disney Resort closed in late February. We estimate that the adverse impact of COVID-19 compared to the prior-year period was a decrease in segment operating income of approximately $1.6 billion, which is net of cost reductions from initiatives to mitigate the impacts of COVID-19.
Revenues
The decrease in revenues from theme park admissions, merchandise, food and beverage sales, and resorts and vacations was due to the closures/reduced operating capacities at our parks and resorts as well as the suspension of cruise ship sailings.
Merchandise licensing and retail revenue growth was due to increases of 12% from merchandise licensing and 5% from retail. The growth at merchandise licensing was driven by higher revenues from merchandise based on Mickey and Minnie, Star Wars, including The Mandalorian, Spider-Man and Disney Princesses, partially offset by a decrease in revenues from merchandise based on Frozen. The increase in retail revenues was primarily due to higher online sales.
The decrease in parks licensing and other revenue was primarily due to a decrease in royalties from Tokyo Disney Resort as a result of the resort operating at reduced capacities.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business (see additional discussion of metrics under the quarterly analysis of Business Segment Results):

	Domestic		International		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Parks
Increase (decrease)
Attendance	(46) %	(35) %	(21) %	(51) %	(40) %	(40) %
Per Capita Guest Spending	13%	9%	(3) %	(3) %	6%	9%
Hotels
Occupancy	37%	53%	14%	41%	32%	51%
Available Room Nights (in thousands)	7,882	8,127	2,378	2,388	10,260	10,515
Per Room Guest Spending	$361	$373	$370	$306	$362	$361
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Operating labor	$(3,262)	$(3,897)	16%
Infrastructure costs	(1,649)	(1,821)	9%
Cost of goods sold and distribution costs	(1,494)	(1,767)	15%
Other operating expense	(1,051)	(1,574)	33%
	$(7,456)	$(9,059)	18%
The decreases in operating labor and cost of goods sold and distribution costs were due to lower volumes. The decrease in infrastructure costs was due to lower volumes and the prior-year write-down of assets at our retail stores. Other operating expenses decreased due to lower volumes and the comparison to prior-year charges for capital project abandonments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other costs increased $14 million, to $2,012 million from $1,998 million, due to higher compensation costs, partially offset by lower marking cost.
Depreciation and amortization decreased $52 million from $1,833 million to $1,781 million, due to lower depreciation at our theme parks and resorts.
Segment Operating Income (Loss)
Segment operating income decreased from a profit of $1.4 billion to a loss of $0.2 billion due to a decrease at our parks and experiences businesses, partially offset by an increase at our consumer products business.
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Supplemental revenue detail
Parks & Experiences
Domestic	$5,880	$9,291	(37) %
International	1,166	1,546	(25) %
Consumer Products	4,056	3,468	17%
	$11,102	$14,305	(22) %
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$(1,383)	$649	nm
International	(852)	(730)	(17) %
Consumer Products	2,066	1,481	40%
	$(169)	$1,400	nm
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Restructuring and impairment charges(1)	$(252)	$(9)	>(100) %
TFCF and Hulu acquisition amortization	(6)	(6)	— %

(1)The current period includes asset impairments and severance costs related to the planned closure of a substantial number of our Disney-branded retail stores and severance costs related to other workforce reductions.
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020		July 3, 2021	June 27, 2020
Corporate and unallocated shared expenses	$(212)	$(179)	(18) %	$(645)	$(604)	(7) %
Corporate and unallocated shared expenses increased $33 million from $179 million to $212 million for the quarter and $41 million from $604 million to $645 million for the nine-month period. The increase in the quarter was primarily due to higher compensation costs. The increase in the nine-month period was primarily due to higher compensation costs, partially offset by cost savings initiatives and timing of allocations to operating segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 3, 2021	June 27, 2020
Cash provided by operations - continuing operations	$2,934	$5,949	(51) %
Cash used in investing activities - continuing operations	(2,085)	(3,320)	37%
Cash provided by (used in) financing activities - continuing operations	(2,771)	14,919	nm
Cash provided by (used in) operations - discontinued operations	(2)	2	nm
Cash provided by investing activities - discontinued operations	8	198	(96) %
Impact of exchange rates on cash, cash equivalents and restricted cash	77	(49)	nm
Change in cash, cash equivalents and restricted cash	$(1,839)	$17,699	nm
Operating Activities
Cash provided by continuing operating activities decreased 51% to $2.9 billion for the current nine-month period compared to $5.9 billion in the prior-year nine-month period. The decrease in cash provided by operations was due to lower operating cash flow at DMED and to a lesser extent, DPEP. The decrease in operating cash flow at DMED was due to higher spending on film and television productions and to a lesser extent, lower operating cash receipts. The decrease in operating cash receipts was due to lower collections of receivables. The decrease in operating cash flow at DPEP was due to lower operating cash receipts driven by lower revenue, partially offset by a decrease in operating cash disbursements. The decrease in operating cash receipts and operating cash disbursements reflected lower volumes as a result of closures due to COVID-19.
Produced and licensed programming costs
The DMED segment incurs costs to produce and license feature film and television content. Film and television production costs include all internally produced content such as live-action and animated feature films, television series, television specials and theatrical stage plays. Programming costs include film or television content rights licensed from third parties for use on the Company’s Linear Networks and DTC services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the nine months ended July 3, 2021 and June 27, 2020 are as follows:

	Nine Months Ended
(in millions)	July 3, 2021	June 27, 2020
Beginning balances:
Produced and licensed programming assets	$27,193	$27,407
Programming liabilities	(4,099)	(4,061)
	23,094	23,346
Spending:
Programming licenses and rights	9,692	9,700
Produced film and television content	9,238	6,615
	18,930	16,315
Amortization:
Programming licenses and rights	(9,781)	(7,703)
Produced film and television content	(5,957)	(7,129)
	(15,738)	(14,832)
Change in internally produced and licensed content costs	3,192	1,483
Other non-cash activity	179	258
Ending balances:
Produced and licensed programming assets	30,256	28,695
Programming liabilities	(3,791)	(3,608)
	$26,465	$25,087
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the nine months ended July 3, 2021 and June 27, 2020 are as follows:

(in millions)	July 3, 2021	June 27, 2020
Disney Media and Entertainment Distribution	$582	$565
Disney Parks, Experiences and Products
Domestic	1,121	1,857
International	502	625
Total Disney Parks, Experiences and Products	1,623	2,482
Corporate	263	246
	$2,468	$3,293
Capital expenditures at the DMED segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures for the DPEP segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The decrease in the current period compared to the prior-year period was primarily due to the temporary suspension of certain capital projects as a result of COVID-19.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment.
The Company currently expects its fiscal 2021 capital expenditures will be approximately $0.2 billion less than fiscal 2020 capital expenditures of $4.0 billion due to lower investments at our domestic parks and resorts, in part reflecting a reduction in spending in response to COVID-19, partially offset by increased spending for facilities at Corporate and technology for our DTC services.
Other investing activities in the current nine-month period are due to sales of investments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Financing Activities
Cash used in financing activities was $2.8 billion in the current nine-month period compared to cash provided by financing activities of $14.9 billion in the prior-year nine-month period. In the current nine-month period, the Company had a decrease in net borrowings of $2.4 billion compared to an increase in net borrowings of $17.1 billion in the prior-year nine-month period. Additionally, the prior-year nine-month period included a dividend payment of $1.6 billion compared to no dividend payments in the current nine-month period (see Note 11 to the Condensed Consolidated Financial Statements for a summary of the Company’s dividend payments). The Company does not intend to provide statements about its intentions to pay future dividends until such time as a dividend is declared.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended July 3, 2021 and information regarding the Company’s bank facilities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities maturing in March 2022, March 2023 and March 2025, and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
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
We believe that the Company’s financial condition remains strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects, although certain of these activities were scaled back or suspended in light of COVID-19. Depending on the unknowable duration and severity of the future impacts of COVID-19 and its variants, the Company may take additional mitigating actions in the future such as continuing to not declare dividends (which the Company did not pay a dividend with respect to fiscal 2020 operations and has not declared or paid a dividend with respect to fiscal 2021 operations); reducing or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising additional financing; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force. The impacts on our operating cash flows are subject to uncertainty and may require us to rely more heavily on external funding sources, such as debt and other types of financing.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of July 3, 2021, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2, respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2, respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on July 3, 2021, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at July 3, 2021 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$37,866	$39,754	$11,364	$11,461
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

Results of operations (in millions)	Nine Months Ended July 3, 2021:
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(1,506)
Net income (loss)	(1,506)
Net income (loss) attributable to TWDC shareholders	(1,506)

Balance Sheet (in millions)	July 3, 2021	October 3, 2020
Current assets	$9,790	$12,899
Noncurrent assets	1,808	2,076
Current liabilities	5,830	6,155
Noncurrent liabilities (excluding intercompany to non-Guarantors)	55,473	57,809
Intercompany payables to non-Guarantors	146,413	146,748
COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company has exposure to certain guarantees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Tax Matters
As disclosed in Note 10 to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 15 to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K and Note 13 to the Condensed Consolidated Financial Statements in this Form 10-Q for information regarding the Company’s contractual commitments.
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
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. See Note 11 to the Consolidated Financial

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Statements in the 2020 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
Given the ongoing uncertainty around live sports events continuing uninterrupted, the amount and timing of revenues derived from the broadcast of these events may differ from the projections of revenues that support our amortization pattern of the rights costs we pay for these events. Such changes in revenues could result in an acceleration or slowing of the amortization of our sports rights costs.
Revenue Recognition
Certain of our affiliate contracts contain commitments with respect to the content to be aired on our television networks (e.g. live sports or original content). If there are delays or cancellations of live sports events or disruptions to film and television content production activities, we may need to assess the impact on our contractual obligations and adjust the revenue that we recognize related to these contracts.
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
Income Tax (See Note 8 to the Condensed Consolidated Financial Statements)
The determination of interim period tax provisions generally requires the use of a forecasted full-year effective tax rate, which in turn requires a full year forecast of earnings before tax and tax expense. Given the uncertainties created by COVID-19, these forecasts are subject to greater than normal variability, which could lead to volatility in our reported quarterly effective tax rates.
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
New Accounting Pronouncements
See Note 17 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Based on their evaluation as of July 3, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread are impacting our segments in a number of ways, most significantly at the DPEP segment where our theme parks and resorts have been closed and cruise ship sailings and guided tours have been suspended. Theme parks and resorts resumed operations, generally at reduced capacity, at various points since May 2020 through June 2021 and we have commenced an ongoing return of cruise ship sailings and guided tours. We have delayed, or in some cases, shortened or canceled, theatrical releases, and stage play performances were suspended beginning in March 2020 with limited stage play operations resuming in the first quarter of fiscal 2021. Theaters have been subject to capacity limitations and shifting government mandates or guidance regarding COVID-19 restrictions. We have experienced significant disruptions in the production and availability of content. Although most film and television production resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption in production activities depending on local circumstances. Fewer theatrical releases and production delays have limited the availability of film content to be sold in the subsequent home entertainment and TV/ SVOD distribution windows. Many of our businesses have been closed, suspended or restricted consistent with government mandates or guidance. We have continued to pay for certain sports rights, including for certain events that have been deferred or canceled. The impacts to our content have resulted in decreased viewership and advertising revenues and demands for affiliate fee reductions related to certain of our television networks. In the third quarter, the 2021 IPL cricket season was postponed and is scheduled to resume in the fourth quarter of fiscal 2021. Continued or increased unavailability of sports content is likely to exacerbate the impacts to our content. Other of our offerings will be exposed to additional financial impacts in the event of future significant unavailability of content. COVID-19 impacts could also hasten the erosion of historical sources of revenue at our Linear Networks businesses. We have experienced reduced numbers of reservations at our hotels and cruises. We granted rent waivers to some of our tenants, and they have not paid rent while certain of our facilities have been closed. We have experienced increased returns and refunds and customer requests for payment deferrals. Collectively, our impacted businesses have historically been the source of the majority of our revenue. Many of our businesses that are open are operating subject to restrictions and increased expenses. These and other impacts of COVID-19 on our businesses will continue for an unknown length of time. COVID-19 impacts that have subsided may again impact our businesses in the future and new impacts may emerge from COVID-19 developments or other pandemics. For example, some of our parks closed due to government mandates or guidance following their initial reopening.

Consumers may change their behavior and consumption patterns in response to the prolonged suspension of certain of our businesses, such as subscription to pay television packages (which experienced accelerated decline during some periods after the onset of COVID-19) or theater-going to watch movies. Certain of our customers, including individuals as well as businesses such as theatrical distributors, affiliates, licensees of rights to use our programming and intellectual property, advertisers and others, have been negatively impacted by the economic downturn caused by COVID-19, which may result in decreased purchases of our goods and services even after certain operations resume. Some industries in which our customers operate, such as theatrical distribution, retail and travel, could experience contraction, which could impact the profitability of our businesses going forward. Additionally, we have incurred and will continue to incur incremental costs to implement health and safety measures, reopen our parks and restart our halted projects and operations. As we have resumed production of content, including live sports events, we have incurred costs to implement health and safety measures and productions will generally take longer to complete.
Our mitigation efforts in response to the impacts of COVID-19 on our businesses have had, or may have, negative impacts. The Company (or our Board of Directors, as applicable) issued senior notes in March and May 2020, entered into an additional $5.0 billion credit facility in April 2020 (which has now been terminated), did not pay a dividend with respect to fiscal 2020 operations and has not declared or paid with respect to fiscal 2021 operations; suspended certain capital projects; temporarily reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily eliminated Board of Director retainers and committee fees; furloughed over half of our employees (a small portion of whom remain furloughed and continue to receive Company provided medical benefits); and reduced our employee population. Such mitigation measures have resulted in the delay or suspension of certain projects in which we have invested, particularly at our parks and resorts and studio operations. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending; reducing film and television content investments; implementing additional furloughs or reductions in force or modifying our operating strategy. These and other of our mitigating actions may have an adverse impact on our businesses. Additionally, there are limitations on our ability to mitigate the adverse financial impact of COVID-19, including the fixed costs of our theme park business and the impact COVID-19 may have on capital markets and our cost of borrowing. Further, the benefit of certain mitigation efforts will not continue to be available going forward. For example, as our employees are returning from furlough, the cost reductions of the related furloughs are no longer available and we are incurring expenses to recall and hire employees.
Even our operations that were not suspended or that have resumed continue to be adversely impacted by government mandated restrictions (such as density limitations and travel restrictions and requirements); measures we voluntarily implement; measures we are contractually obligated to implement; the distancing practices and health concerns of consumers, talent and production workers; and logistical limitations. Upon reopening our parks and resorts businesses we have seen certain instances of lower demand. Geographic variation in government requirements and ongoing changes to restrictions have disrupted and could further disrupt our businesses, including our production operations. Our operations could be suspended, re-suspended or subjected to new or reinstated limitations by government action or otherwise in the future as a result of developments related to COVID-19, such as the current expansion of the delta variant or other variants. For example, both Hong Kong Disneyland Resort and Disneyland Paris have reopened and closed multiple times since the onset of COVID-19. Some of our employees who returned to work were later refurloughed. Our operations could be further negatively impacted and our reputation could be negatively impacted by a significant COVID-19 outbreak impacting our employees, customers or others interacting with our businesses, including our supply chain.
In fiscal year 2020, we operated at a net loss. We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. Certain of our other assets could also become impaired, including further impairments of goodwill and intangible assets; we have increased, and may further increase, allowances for credit losses; and there may be changes in judgments in determining the fair-value of assets; and estimates related to variable consideration may change due to increased returns, reduced usage of our products or services and decreased royalties. Our leverage ratios have increased and are expected to remain elevated at least in the near term as a result of COVID-19’s impact on our financial performance, which caused certain of the credit rating agencies to downgrade their assessment of our credit ratings and could result in future downgrades. Our debt ratings may be further downgraded as a result of the COVID-19 impact, which may negatively impact our cost of borrowing. Due to reduced operating cash flow, we may utilize cash balances and/or future financings to fund a portion of our operations and investments in our businesses. Financial risks may be exacerbated by a number of factors, including the timing of customer deposit refunds and liquidity issues among our key customers, particularly advertisers, television affiliates, theatrical exhibitors and distributors, and licensees. These factors have impacted timely payments by such customers to the Company. Additionally, loss of or delay in the collection of receivables as a result of contractual performance short falls, meeting our contractual payment obligations, and investments we need to make in our business may result in increased financial risk. The Company has $12.8 billion in trade accounts receivable outstanding at July 3, 2021, with an allowance for credit losses of $0.2 billion. Our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty due to the impacts of COVID-19. Economic or political conditions in a country outside the U.S. as a result of COVID-19 could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
The impacts of COVID-19 to our business have generally amplified, or reduced our ability to mitigate, the other risks discussed in our filings with the SEC and our remediation efforts may not be successful.
COVID-19 also makes it more challenging for management to estimate future performance of our businesses. COVID-19 has already adversely impacted our businesses and net cash flow, and we expect the ultimate magnitude of these disruptions on our financial and operational results will be dictated by the length of time that such disruptions continue which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact and duration of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. Where actual performance in our international markets significantly underperforms management’s forecasts, the Company has had, and could have further, foreign currency hedge gains/losses which are not offset by the realization of exposures, resulting in excess hedge gains or losses. While we cannot be certain as to the duration of the impacts of COVID-19, we expect impacts of COVID-19 to affect our financial results at least through fiscal 2021.
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
The unauthorized use of our intellectual property may increase the cost of protecting rights in our intellectual property or reduce our revenues. The convergence of computing, communication and entertainment devices, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and enforcement of intellectual property rights more challenging. The unauthorized distribution and access to entertainment content generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect entertainment industry intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. COVID-19 and distribution innovation in response to COVID-19 has increased opportunities to access content in unauthorized ways. Additionally, negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content and other commercial misuses of our intellectual property.
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
Demand for and consumption of our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for and consumption of other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: health concerns (including as it has been by COVID-19 and could be by future pandemics); adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); international, political or military developments; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to some of these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents, including the costs of protecting against the spread of COVID-19, reduces the profitability of our operations.
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
The negative economic consequences of COVID-19 may be particularly challenging in markets where individuals and local businesses have limited access to government supported “safety nets,” which could lead to political instability and unrest, and further depress demand for our products and services over a longer timeframe.
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
We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance. For example, some losses related to impacts of COVID-19 will not be covered by insurance available to us, some coverage has been contested by an insurer and other coverage may be contested by insurers.
Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses or the value of our assets.
As changes in our business environment occur we have adjusted, and may further adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. For example, in October 2020 we announced a reorganization of our media and entertainment businesses to accelerate our DTC strategies, and in March 2021 we announced the closure of a substantial number of our Disney-branded retail stores. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer purchasing patterns, acceptance of our theatrical and other content offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, have reduced the value of some of our assets. We have impaired goodwill and intangible assets at our International Channels businesses and impaired the value of certain of our retail store assets. We may write-down other assets as our strategy evolves to account for the current business environment. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF and investments related to DTC offerings. Some of these investments may have returns that are negative or low, the ultimate business prospects of the businesses related to these investments may be uncertain, these investments may impact the profitability of our other businesses, and these risks are exacerbated by COVID-19. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. Even if our strategies are effective in the long term, growth of our new offerings is unlikely to be even quarter over quarter and we may not expand into new markets as or when anticipated.
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
Competition for the acquisition of resources can increase the cost of producing our products and services, deprive us of talent necessary to produce high quality creative material or increase the cost of compensation for our employees. Such competition may also reduce, or limit growth in, prices for our products and services, including advertising rates and subscription fees at our media networks, parks and resorts admissions and room rates, prices for consumer products from which we derive license revenues, and fees for our DTC offerings.
Changes in regulations applicable to our businesses may impair the profitability of our businesses.
Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of U.S. and overseas regulations. Some of these regulations include:
•U.S. FCC regulation of our television and radio networks, our national programming networks and our owned television stations.
•Federal, state and foreign privacy and data protection laws and regulations.
•Regulation of the safety and supply chain of consumer products and theme park operations, including potential regulation regarding the sourcing, importation and the sale of goods.
•Environmental protection regulations.
•Imposition by foreign countries of trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, currency exchange controls or film or television content requirements, investment obligations or quotas.
•Domestic and international labor laws, tax laws or currency controls.

Changes in any of these regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable. For example, in January 2019 India implemented regulation and tariffs impacting certain bundling of channels; U.S. agencies have enhanced trade restrictions and in August 2021 potential U.S. legislation was pending prohibiting importation of goods from certain regions; and in many countries/regions around the world (including but not limited to the EU) regulators are requiring us to broadcast on our linear (or display on our DTC services) programming produced in specific countries as well as invest specified amounts of our revenues in local content productions.
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
Each of our businesses is normally subject to seasonal variations and variations in connection with the timing of our product offerings, including as follows:
•Revenues in our DPEP segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Our parks, resorts and experiences are or may be operating at diminished capacity or have been or may be closed during these periods as a result of COVID-19. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts, many of which have been delayed, canceled or modified.
•Revenues from television networks and stations are subject to seasonal advertising patterns and changes in viewership levels. In general, advertising revenues are somewhat higher during the fall and somewhat lower during the summer months.
•Revenues from content sales/licensing fluctuate due to the timing of content releases across various distribution markets. Release dates and methods are determined by a number of factors, including, among others, competition, the timing of vacation and holiday periods and impacts of COVID-19 to various distribution markets.
•DTC revenues fluctuate based on changes in the number of subscribers and subscriber fee or revenue mix; viewership levels on our digital platforms; and the demand for sports and film and television content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons, content production schedules and league shut downs.
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
With approximately 180,000 employees at July 3, 2021, our profitability is substantially affected by costs of pension and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macroeconomic factors, which are beyond our control, including increases in the cost of health care. Impacts of COVID-19 may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. Our pension and postretirement medical plans were remeasured at the end of fiscal 2020 and the underfunded status and fiscal 2021 costs increased. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
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
TFCF ACQUISITION RISKS
Our consolidated indebtedness increased substantially following completion of the TFCF acquisition and further increased as a result of the impacts of COVID-19. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
Our consolidated indebtedness and cash and cash equivalents as of September 29, 2018 were approximately $20.9 billion and $4.2 billion, respectively. With the completion of the TFCF acquisition, our consolidated indebtedness and cash and cash equivalents as of September 28, 2019 were approximately $47.0 billion and $5.4 billion, respectively. As of July 3, 2021, our consolidated indebtedness and cash and cash equivalents were approximately $55.8 billion and $16.1 billion, respectively. The increased indebtedness could have the effect of, among other things, reducing our financial flexibility and reducing our flexibility to respond to changing business and economic conditions, such as those presented by COVID-19, among others. Increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our leverage ratios have increased and are expected to remain elevated at least in the near term as the result of COVID-19’s impact on financial performance, which caused certain of the credit ratings agencies to downgrade their assessment of our credit ratings and could result in future downgrades. As of July 2, 2021, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1, respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2, respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2, respectively.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 3, 2021:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 4, 2021 - April 30, 2021	17,873	$187.26	—	na
May 1, 2021 - May 31, 2021	19,292	172.93	—	na
June 1, 2021 - July 3, 2021	19,511	175.91	—	na
Total	56,676	178.47	—	na

(1)56,676 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Employment Agreement, dated as of July 1, 2021 between the Company and Paul Richardson †	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
†	Management Contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
August 12, 2021
Burbank, California