Form 10-K
period 2021-10-02
Walt Disney Co
filed 2021-11-24
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $343.0 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,817,655,948 shares of common stock outstanding as of November 17, 2021.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2022 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

PART I
ITEM 1. Business
The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in two segments: Disney Media and Entertainment Distribution (DMED) and Disney Parks, Experiences and Products (DPEP).
The terms “Company”, “we”, “our” and “us” are used in this report to refer collectively to the parent company and the subsidiaries through which businesses are conducted.
COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. COVID-19 and measures to prevent its spread has impacted our segments in a number of ways, most significantly at the DPEP segment where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. These operations resumed, generally at reduced capacity, at various points since May 2020. We have delayed, or in some cases, shortened or cancelled theatrical releases, and stage play performances were suspended as of March 2020. Stage play operations resumed, generally at reduced capacity, in the first quarter of fiscal 2021. Theaters have been subject to capacity limitations and shifting government mandates or guidance regarding COVID-19 restrictions. We experienced significant disruptions in the production and availability of content, including the delay of key live sports programming during fiscal 2020 and fiscal 2021, as well as the suspension of most film and television production in March 2020. Although film and television production generally resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption of production activities depending on local circumstances. Fewer theatrical releases and production delays have limited the availability of film content to be sold in distribution windows subsequent to the theatrical release.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, guests and talent.
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
The Company employed approximately 190,000 people as of October 2, 2021. Our global workforce is comprised of approximately 80% full time and 15% part time employees, with another 5% being seasonal employees.
Some examples of key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:
•Diversity, Equity, and Inclusion (DE&I): Our DE&I objectives are to build teams that reflect the life experiences of our audiences, while employing and supporting a diverse array of voices in our creative and production teams.
◦Announced the Company’s Reimagine Tomorrow endeavor, which builds on Disney’s longstanding commitment to diversity, equity and inclusion. Launched the Reimagine Tomorrow digital destination, Disney’s first large-scale platform for amplifying underrepresented voices
◦Created a pipeline of next-generation creative executives from underrepresented backgrounds through programs such as the Executive Incubator, Creative Talent Development and Inclusion, and the Disney Launchpad: Shorts Incubator
◦Championed targeted development programs for underrepresented talent
◦Hosted a series of innovative learning opportunities to spark dialogue among employees, leaders, Disney talent and external experts
◦Sponsored over 75 employee-led Business Employee Resource Groups (BERGs) that represent and support the diverse communities that make up our workforce. The BERGs facilitate networking and connections with peers, outreach and mentoring, leadership and skill development and cross-cultural business innovation

◦Added an Inclusion Key to the core set of values to serve as a catalyst for culture change and strengthen DPEP’s traditional Four Keys, Safety, Courtesy, Show and Efficiency
◦Reimagined The Disney Look appearance guidelines to cultivate a more inclusive environment that encourages and celebrates authentic expressions of belonging among employees
•Health, wellness, family resources, and other benefits: Disney’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies while helping our employees care for themselves and their families. We provide:
◦Healthcare options aimed at improving quality of care while reducing out-of-pocket costs
◦Child care programs for employees, including access to onsite/community centers, enhanced back-up care choices to include personal caregivers, child care referral assistance and center discounts, homework help and a variety of parenting educational resources
◦Free mental and behavioral health resources, including on-demand access to the Employee Assistance Program (EAP) for employees and their dependents
◦Two Centers for Living Well that offer convenient, on-demand access to board-certified physicians and counselors
•Continued response to COVID-19: Our deliberate, phased, and multi-layered approach to respond to COVID-19 continued, and Disney was one of the first companies outside of the healthcare industry to institute a vaccination mandate for its employees, announced in July 2021. We:
◦Provided the ability for our employees to get vaccinated by offering on-site distribution in California, Florida, and Connecticut. Our Florida distribution center distributed approximately 1,000 doses weekly
◦Covered all COVID-19 testing and treatment under all Company medical plans at no cost to the employees and dependents
◦Introduced a process for those with medical or religious accommodation needs
◦Partnered with TrustAssureTM to help verify employee vaccination status
◦Provided employees with 24/7 access to a variety of educational resources about the pandemic, including ways to help stop the spread of the virus and to learn more about vaccination options. Due to increasing demand, a number of these resources were available to the public through a partnership with the Health Alliance, so employees could share them with friends and family
•Disney Aspire: We support the long-term career aspirations of our hourly employees and further our commitment to strengthening the communities in which we work through our education investment program, Disney Aspire. The program helps our employees achieve their goals professionally - whether at Disney or beyond - by equipping them with the skills they need to succeed in the rapidly changing 21st century career landscape. More than 12,000 employees are currently enrolled in Disney Aspire, and more than half of our program graduates have earned an Associate, Bachelor or Master’s degree. Through Disney Aspire, we:
◦Pay 100% of tuition costs upfront at a variety of in-network learning providers and universities and reimburse employees for applicable books and fees
◦Provide access to a wide variety of degree, certificate, high school completion, college start, language learning and skilled trades programs
◦Offer employees flexibility to explore growth opportunities both internally and externally
◦Enable employees to choose the field they’re most passionate about - fields of study do not have to be related to an employee’s current position, nor do they have to stay at the Company upon completion of their studies
◦Offer exclusive access to the Disney Aspire Alumni Association, a support and networking group that connects graduates with leaders in their field of interest
•Talent Development: We prioritize and invest in creating opportunities to help employees grow and build their careers through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach
•Social Responsibility and Community: The Walt Disney Company’s longstanding commitment to Corporate Social Responsibility (CSR) helps differentiate the Company as an employer that supports talent acquisition and retention. This year, we refreshed our CSR strategy to connect it more closely with the Company’s mission and environmental and social issues relevant to our business and employees. Our CSR priorities include diversity, equity, and inclusion; environmental stewardship and conservation; human capital management; operating responsibly; and giving back to our communities with a special focus on supporting children and families. The refreshed strategy provides employees with a path to embedding these CSR priorities into our offerings and operations in addition to our philanthropy. For example, employees on our creative teams are embracing inclusive storytelling while employees in our operational areas are embracing sustainable design. The Company also supports employees who give back to our communities with a generous matching gifts program and a unique employee volunteering program, Disney VoluntEARS, which rewards volunteer hours with the opportunity to direct not-for-profit donations by the Company.
Environmental and Sustainability
The Company has developed measurable environmental and sustainability goals for 2030, grounded in science and an assessment of where the Company’s operations have the most significant impact on the environment, as well as the areas where it can most effectively mitigate that impact. These include goals to reach net zero Scope 1 and 2 greenhouse gas emissions for our direct operations and zero waste to landfill at our wholly owned and operated parks and resorts by 2030.
DISNEY MEDIA AND ENTERTAINMENT DISTRIBUTION
The DMED segment encompasses the Company’s global film and episodic television content production and distribution activities. Content is distributed by a single organization across three significant lines of business: Linear Networks, Direct-to-Consumer and Content Sales/Licensing and content is generally created by three production/content licensing groups: Studios, General Entertainment and Sports. The distribution organization has full accountability for the financial results of the entire media and entertainment business.
The operations of DMED’s significant lines of business are as follows:
•Linear Networks
◦Domestic Channels: ABC Television Network (ABC) and eight owned ABC television stations (Broadcasting), and Disney, ESPN, Freeform, FX and National Geographic branded domestic television networks (Cable)
◦International Channels: Disney, ESPN, Fox, National Geographic and Star branded television networks outside of the U.S.
◦A 50% equity investment in A+E Television Networks (A+E), which operates a variety of cable channels including A&E, HISTORY and Lifetime
•Direct-to-Consumer
◦Disney+, Disney+ Hotstar, ESPN+, Hulu and Star+ direct-to-consumer (DTC) streaming services
•Content Sales/Licensing
◦Sale/licensing of film and television content to third-party television and subscription video-on-demand (TV/SVOD) services
◦Theatrical distribution
◦Home entertainment distribution (DVD, Blu-ray discs and electronic home video licenses)
◦Music distribution
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
DMED also includes the following activities that are reported with Content Sales/Licensing:
•Post-production services by Industrial Light & Magic and Skywalker Sound
•A 30% ownership interest in Tata Sky Limited, which operates a direct-to-home satellite distribution platform in India
The significant revenues of DMED are as follows:
•Affiliate fees - Fees charged by our Linear Networks to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. YouTube TV) service providers) (MVPDs) and television stations affiliated with ABC for the right to deliver our programming to their customers
•Advertising - Sales of advertising time/space at Linear Networks and Direct-to-Consumer
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services
•TV/SVOD distribution - Licensing fees and other revenue for the right to use our film and television productions and revenue from fees charged to customers to view our sports programming (“pay-per-view”) and streaming access to films that are also playing in theaters (“Premier Access”). TV/SVOD distribution revenue is primarily reported in Content Sales/Licensing, except for pay-per-view and Premier Access revenue, which is reported in Direct-to-Consumer
•Theatrical distribution - Rentals from licensing our film productions to theaters
•Home entertainment - Sale of our film and television content to retailers and distributors in home video formats

•Other content sales/licensing revenue - Revenues from licensing our music, ticket sales from stage play performances and fees from licensing our intellectual properties (“IP”) for use in stage plays
•Other revenue - Fees from sub-licensing of sports programming rights (reported in Linear Networks) and sales of post-production services (reported with Content Sales/Licensing)
The significant expenses of DMED are as follows:
•Operating expenses consist primarily of programming and production costs, technical support costs, operating labor, distribution costs and costs of sales. Operating expenses also includes fees paid to Linear Networks from other DMED businesses for the right to air our linear networks and related services. Programming and production costs include amortization of acquired licensed programming rights (including sports rights), amortization of capitalized production costs (including participations and residuals) and production costs related to live programming such as news and sports. Programming and production costs are generally allocated across the DMED businesses based on the estimated relative value of the distribution windows. These costs are largely incurred across three content creation groups, as follows:
◦Studios - Primarily capitalized production costs related to films produced under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar and Searchlight Pictures banners
◦General Entertainment - Primarily acquisition of rights to and internal production of episodic television programs and news content. Internal content is generally produced by the following television studios: ABC Signature; 20th Television; Disney Television Animation; FX Productions; and various studios for which we commission productions for our branded channels and DTC streaming services
◦Sports - Primarily acquisition of professional and college sports programming rights and related production costs
•Selling, general and administrative costs
•Depreciation and amortization
Media and Entertainment Distribution Strategy
Shifting consumer preferences for consumption of video content, and in particular the increasingly widespread adoption of video streaming technology, has significantly disrupted the traditional means and patterns of distribution for film and television content. In general, film content was traditionally distributed first in the theatrical market, followed by the home entertainment market and then in the TV/SVOD market. Episodic television content was traditionally distributed at linear networks and then in the TV/SVOD market.
In response to these changes, the Company has significantly increased its focus on distribution of content via our own DTC streaming services relative to distribution along traditional patterns. Although the Company continues to monetize a significant amount of its content in the traditional manner, our focus on our own DTC distribution has had a number of impacts including but not limited to:
•in some cases, we are producing exclusive content for our DTC streaming services;
•rather than selling our content in the TV/SVOD market, we may choose to distribute it on our DTC streaming services;
•in part because of the impact of COVID-19 on theatrical markets around the world, we may alter our traditional theatrical distribution approach, for example by making a film available on our DTC streaming services at the same time it is in theaters; and
•we may choose to offer our content in pay-per-view format on our own DTC streaming services (e.g. Premier Access) in addition to distributing it in traditional home entertainment markets.
Over time, all else being equal, these impacts will tend to increase revenue at Direct-to-Consumer and reduce revenue at Linear Networks and Content Sales/Licensing.
A more detailed discussion of our distribution businesses and production groups follows.
Linear Networks
The majority of Linear Networks revenue is derived from affiliate fees and advertising sales. Generally, the Company’s networks provide programming under multi-year licensing agreements with MVPDs that include contractually specified rates on a per subscriber basis. The amounts that we can charge to MVPDs for our networks is largely dependent on the quality and quantity of programming that we can provide and the competitive market for programming services. The ability to sell advertising time and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand.
Linear Networks consist of our domestic and international branded television channels.

Domestic Channels
Our domestic channels include Cable operations comprising Disney, ESPN, Freeform, FX and National Geographic branded channels and Broadcasting operations comprising ABC and eight owned ABC affiliated television stations.
Cable
Disney Channels
Branded television channels include: Disney Channel; Disney Junior; and Disney XD (collectively Disney Channels). Disney Channels also includes the DisneyNOW App and website.
Disney Channel - the Disney Channel airs original series and movie programming 24 hours a day targeted to kids ages 2 to 14. The channel features live-action comedy series, animated programming and preschool series as well as original movies and theatrical films.
Disney Junior - the Disney Junior channel airs programming 24 hours a day targeted to kids ages 2 to 7 and their parents and caregivers. The channel features animated and live-action programming that blends Disney’s storytelling and characters with learning. Disney Junior also airs as a programming block on the Disney Channel.
Disney XD - the Disney XD channel airs programming 24 hours a day targeted to kids ages 6 to 11. The channel features a mix of live-action and animated programming.
ESPN
Branded television channels include nine 24-hour domestic television sports channels: ESPN and ESPN2 (both of which are dedicated to professional and college sports as well as sports news and original programming); ESPNU (which is devoted to college sports); ESPNEWS (which simulcasts weekday ESPN Radio programming, re-airs select ESPN studio shows and airs a variety of other programming); SEC Network (which is dedicated to Southeastern Conference college athletics); ESPN Classic (which airs rebroadcasts of famous sporting events, sports documentaries and sports-themed movies); Longhorn Network (which is dedicated to The University of Texas athletics); ESPN Deportes (which airs professional and college sports as well as studio shows in Spanish); and ACC Network (which is dedicated to Atlantic Coast Conference college athletics). In addition, ESPN programs the sports schedule on ABC, which is branded ESPN on ABC.
ESPN also includes the following:
•ESPN.com, which delivers sports news, information and video on internet-connected devices, with approximately 20 editions in five languages across six countries globally. In the U.S., ESPN.com also features live video streams of ESPN channels to authenticated MVPD subscribers. Non-subscribers have limited access to certain content.
•ESPN App, which delivers scores, news, stories, highlights, short form video, podcasts and live audio, with fourteen editions in three languages globally. In the U.S., the ESPN App also features live video streams of ESPN’s linear channels and exclusive events to authenticated MVPD subscribers. Non-subscribers have limited access to certain content. The ESPN App is available for download on various internet-connected devices.
•ESPN Radio, which is the largest sports radio network in the U.S. and includes four ESPN owned stations in New York, Los Angeles, Chicago and Dallas.
In addition, ESPN owns and operates the following events: ESPYs (annual awards show); X Games (winter and summer action sports competitions); and a portfolio of collegiate sporting events including: bowl games, basketball games, softball games and post-season award shows.
ESPN is owned 80% by the Company and 20% by Hearst Corporation (Hearst).
Freeform
Freeform is a channel targeted to viewers ages 18 to 34 that airs original, Company owned (“library”) and licensed television series, films and holiday programming events. Freeform also includes the Freeform App and website.
FX Channels
Branded general entertainment television channels include: FX; FXM; and FXX (collectively FX Channels), which air a mix of original, library and licensed television series and films.
National Geographic Channels
Branded television channels include: National Geographic; Nat Geo Wild; and Nat Geo Mundo (collectively National Geographic Channels). National Geographic Channels air scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture.
National Geographic, including the magazine and online business reported in Content Sales/licensing, is owned 73% by the Company and 27% by the National Geographic Society.

The number of domestic subscribers (in millions) for the Company’s significant cable channels as estimated by Nielsen Media Research(1) as of September 2021 (except where noted) are as follows:

Subscribers(2)
Disney
Disney Channel	76
Disney Junior	57
Disney XD	56
ESPN
ESPN	76
ESPN2	76
ESPNU	51
ESPNEWS(3)	59
SEC Network(3)	55
ACC Network(3)	42
Freeform	76
FX Channels
FX	77
FXX	72
FXM	47
National Geographic Channels
National Geographic	76
National Geographic Wild	51
(1)As a result of COVID-19, we understand there have been disruptions in Nielsen Media Research’s ability to collect in-home data, which may have had an impact on the estimated subscriber counts at September 2020 and September 2021. We believe these disruptions were more significant at September 2020 than at September 2021.
(2)Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
(3)Because Nielsen Media Research does not measure this channel, estimated subscribers are according to SNL Kagan as of December 2020.
Broadcasting
ABC
As of October 2, 2021, ABC had affiliation agreements with approximately 240 local television stations reaching almost 100% of U.S. television households. ABC broadcasts programs in the primetime, daytime, late night, news and sports “dayparts”. ABC is also available digitally through the ABC App and website to authenticated MVPD subscribers. Non-subscribers have more limited access to on-demand episodes.
ABC also produces a variety of primetime specials, national news and daytime programming.
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

The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	6
KTRK	Houston, TX	8
WTVD	Raleigh-Durham, NC	24
KFSN	Fresno, CA	55
(1)Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2021.
International Channels
Our International Channels focus on General Entertainment, Sports and/or Family programming and operate under four significant brands: Disney; ESPN; Fox; and Star. The channels air programming from the Company’s content production groups, locally produced content and licensed programming.
The Company’s increased focus on DTC distribution in international markets is expected to negatively impact the International Channels business as we shift the primary means of monetizing our content from licensing of linear channels to distribution on our DTC platforms.
General Entertainment
The Company operates approximately 245 General Entertainment channels outside the U.S. primarily under the Fox, National Geographic and Star brands, which are broadcast in approximately 45 languages and 180 countries/territories.
Fox branded channels air a variety of scripted, reality and documentary programming. Channels are often thematically branded, focusing on such topics as comedy, cooking, crime, movies and travel, and are broadcast in most regions internationally.
National Geographic branded channels air scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture, and are broadcast in most regions internationally.
Star branded channels air a variety of scripted, reality and documentary programming primarily in India. Channels are also broadcast in other countries in Asia Pacific.
In addition, the Company operates UTV and Bindass branded channels principally in India. UTV Action and UTV Movies offer Bollywood movies as well as Hollywood, Asian and Indian regional movies dubbed in Hindi. Bindass is a youth entertainment channel.
Sports
The Company operates approximately 55 Sports channels outside the U.S. under the ESPN, Fox and Star brands, which are broadcast in approximately 10 languages and 100 countries/territories.
ESPN branded channels primarily operate in Latin America, Asia Pacific and Europe. In the Netherlands, the ESPN branded channels are operated by Eredivisie Media & Marketing CV (EMM), which has the media and sponsorship rights of the Dutch Premier League for soccer. The Company owns 51% of EMM.
Fox branded sports channels primarily operate in Latin America, Asia Pacific and Europe. Fox Sports Premium, a pay television service in Argentina, airs the matches of the professional soccer league in Argentina.
Star branded sports channels primarily operate in India and certain other countries in Asia Pacific. Star has rights to various sports programming including cricket, soccer, tennis and field hockey.
Family
The Company operates approximately 85 Family channels outside the U.S. primarily under the Disney brand, which are broadcast in approximately 30 languages and 180 countries/territories.
Disney branded television channels include Disney Channel, Disney Junior, Disney XD and Disney International HD.

As of September 2021, the estimated number of international subscribers (in millions) for the Company’s significant channels, based on internal management reports, are as follows:

Subscribers
Disney
Disney Channel	162
Disney Junior	154
Disney XD	83
ESPN(1)	64
Fox(1)	184
National Geographic(1)	320
Star
General Entertainment(1)	132
Sports(1)	84
(1)Reflects our estimate of each unique subscriber that has access to one or more of these branded channels.
Equity Investments
The Company has investments in media businesses that are accounted for under the equity method, the most significant of which are A+E and CTV. The Company’s share of the financial results for these investments is reported as “Equity in the income (loss) of investees, net” in the Company’s Consolidated Statements of Operations.
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
As of September 2021, the number of domestic subscribers (in millions) for A+E channels as estimated by Nielsen Media Research(1) are as follows:

Subscribers(2)
A&E	75
HISTORY	76
Lifetime	75
LMN	56
FYI	46
(1)As a result of COVID-19, we understand there have been disruptions in Nielsen Media Research’s ability to collect in-home data, which may have had an impact on the estimated subscriber counts at September 2020 and September 2021. We believe these disruptions were more significant at September 2020 than at September 2021.
(2)Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
CTV
ESPN holds a 30% equity interest in CTV Specialty Television, Inc., which owns television channels in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, Discovery Canada and Animal Planet Canada.

Direct-to-Consumer
Our DTC businesses consist of subscription services that provide video streaming of general entertainment, family and sports programming (services are offered individually or in a bundle) and digital content distribution services. The subscription services are offered to customers directly or through third-party distributors on mobile and internet connected devices.
Disney+ Services (includes Disney+ Hotstar and Star+)
Disney+ is a subscription based DTC video streaming service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming, which are all top level selections or “tiles” within the Disney+ interface. Programming includes approximately 33,000 episodes and 1,850 movies from the Company’s produced and acquired television and film library and approximately 75 exclusive original series and 40 exclusive original movies and specials. Disney+ launched in November 2019 in the U.S. and four other countries and launched in other Western European countries in the Spring of 2020. In April 2020, paid subscribers of the Hotstar streaming service in India were converted to Disney+ Hotstar subscribers, and in June 2020, current subscribers of the Disney Deluxe service in Japan were converted to Disney+ subscribers. In September 2020, Disney+ was launched in additional European countries and Disney+ Hotstar was launched in Indonesia. In November 2020, Disney+ was launched in Latin America. Additional launches are planned for various Asia Pacific territories by the end of calendar 2021.
Disney+ Hotstar is a subscription based DTC video streaming service with television shows, movies, sports, news and original series in approximately ten languages. The service incorporates gaming and social features. Disney+ Hotstar has exclusive streaming rights to Home Box Office, Inc.’s original programming in India and also carries content from Showtime. Disney+ Hotstar is available in India, Indonesia, Malaysia and Thailand.
In February 2021, Disney+ expanded its general entertainment content offerings outside of the U.S. and Latin America with the launch of a STAR tile. In August 2021, STAR+ launched as a standalone DTC streaming service in Latin America.
STAR and STAR+ programming includes a variety of general entertainment content from Disney’s various studios as well as content licensed from third parties. STAR+ also includes live sports.
The majority of Disney+ revenue is derived from subscription fees. In addition, Disney+ Hotstar generates advertising revenue and Disney+ generates Premier Access fees.
As of October 2, 2021, the estimated number of paid Disney+, Disney+ Hotstar and STAR+ subscribers, based on internal management reports, was approximately 118 million.
ESPN+
ESPN+ is a subscription based DTC video streaming service offering thousands of live sporting events, on-demand sports content and original programming. ESPN+ revenue is derived from subscription fees, pay-per-view fees and, to a lesser extent, advertising sales. Live events available through the service include mixed martial arts, soccer, hockey, boxing, baseball, college sports, tennis and cricket. ESPN+ is currently the exclusive distributor for UFC pay-per-view events in the U.S. As of October 2, 2021, the estimated number of paid ESPN+ subscribers, based on internal management reports, was approximately 17 million.
Hulu
Hulu is a subscription based DTC video streaming service with content that is internally produced, commissioned or licensed. Hulu’s revenue is primarily derived from subscription fees and advertising sales. Hulu offers two SVOD services with either limited commercial announcements or with no commercial announcements, and offers a digital OTT MVPD (Live TV) service that can be combined with either of the SVOD services. Hulu’s Live TV service includes live linear streams of cable networks and the major broadcast networks. In addition, Hulu offers subscriptions to premium services such as HBOMax, Cinemax, Starz and Showtime, which can be added to the Hulu service. Certain programming from ABC, Freeform and FX Channels is also available on the Hulu SVOD service one day after airing on these channels. As of October 2, 2021, the estimated number of paid Hulu subscribers, based on internal management reports, was approximately 44 million.
The Company has a 67% ownership interest in and full operational control of Hulu. NBC Universal (NBCU) owns the remaining 33% of Hulu. The Company has a put/call agreement with NBCU, which provides NBCU the option to require the Company to purchase NBCU’s interest in Hulu and the Company the option to require NBCU to sell its interest in Hulu to the Company, in both cases, beginning in January 2024 (see Note 4 of the Consolidated Financial Statements for additional information).
Digital Content Distribution Services
BAMTech LLC (BAMTech) operates the Company’s DTC sports business, which includes ESPN+. BAMTech also provides streaming technology services to third parties. BAMTech is owned 85% by the Company and 15% by Major League

Baseball (MLB), which has the right to sell its shares to the Company in the future (see Note 2 of the Consolidated Financial Statements for additional information). Hearst has a 20% interest in the Company’s DTC sports business.
Content Sales/Licensing and Other
The majority of Content Sales/Licensing revenue is derived from TV/SVOD, theatrical and home entertainment distribution. In addition, revenue is generated from music distribution and stage plays.
The Company also publishes National Geographic magazine and provides post-production services through Industrial Light & Magic and Skywalker Sound. These activities are reported with Content Sales/Licensing.
TV/SVOD Distribution
Our film and television content is licensed to third-party television networks, television stations and other video service providers for distribution to viewers on television or a variety of internet-connected devices, including through SVOD services (such as Netflix and Amazon). For films released theatrically, the television distribution market generally comprises multiple pay and free TV windows, which have license periods of various lengths, generally following the home entertainment distribution window.
The Company’s film library includes content from approximately 100 years of production history, as well as acquired film libraries and totals approximately 4,900 live-action titles and 400 animation titles.
The Company’s television programming library includes content from approximately 70 years of production history. Series with four or more seasons include approximately 75 one-hour dramas, 50 half-hour comedies, 5 half-hour non-scripted series, 25 one-hour non-scripted series, 15 half-hour animated series and 10 half-hour live-action series.
Theatrical Distribution
The Company licenses full-length live-action and animated films from the Company’s Studio production group to theaters globally. Cumulatively through October 2, 2021, the Company has released approximately 1,100 full-length live-action films and 100 full-length animated films. In the domestic and most major international markets, we generally distribute and market our films directly. In certain international markets our films are distributed by independent companies. During fiscal 2022, we expect to release approximately 20 films, although the timing and number of these releases could be impacted by COVID-19, and certain films intended for theatrical release may be made available on our DTC streaming services in certain territories.
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
Home Entertainment Distribution
We distribute the Company’s film and episodic television content in home entertainment markets in physical (DVD and Blu-ray disc) and electronic formats globally.
Domestically, films and episodic television content are distributed directly to retailers, wholesalers and consumers. Internationally, films and episodic television content are distributed directly and through independent distribution companies. Physical formats of our films and episodic television content are generally sold to retailers, such as Walmart and Target, and electronic formats are sold through e-tailers, such as Apple and Amazon, and MVPDs, such as Comcast and DirectTV. The Company also operates Disney Movie Club, which sells DVD/Blu-ray discs directly to consumers in the U.S. and Canada.
Distribution of film content in the home entertainment window generally starts two to four months after the theatrical release. Electronic formats may be released up to four weeks ahead of the physical release.
Distribution of episodic television content in the home entertainment window includes sales of season passes that can be purchased prior to, during and after the broadcast season with individual episodes typically available to season pass customers shortly after the initial airing of the show in each territory. Individual episodes are also available for purchase shortly after their initial airing in each territory.
As of October 2, 2021, we have approximately 2,500 produced and acquired film titles that are actively distributed in the home entertainment window, including approximately 2,200 live-action titles and approximately 300 animated titles.
Concurrently with physical home entertainment distribution, we license titles to video-on-demand (VOD) services for electronic delivery to consumers for a specified rental period.

Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world. Productions include The Lion King, Aladdin, Frozen, The Little Mermaid, Beauty and the Beast, The Hunchback of Notre Dame, Mary Poppins (a co-production with Cameron Mackintosh Ltd), Newsies, Aida and TARZAN®.
Disney Theatrical Group also licenses the Company’s IP to Feld Entertainment, the producer of Disney On Ice and Marvel Universe Live!.
Music Distribution
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
Equity Investment
The Company has a 30% effective interest in Tata Sky Limited, which operates a direct-to-home satellite distribution platform in India.
Studios
The Studios produce motion pictures under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar and Searchlight Pictures banners. Costs to produce the films are generally capitalized and allocated to the distribution platform utilizing the content.
Marvel licensed rights to produce and distribute Spider-Man films to Sony Pictures Entertainment (Sony) prior to the Company’s fiscal 2010 acquisition of Marvel. In general, Sony incurs the costs to produce and distribute Spider-Man films and the Company licenses the merchandise rights to third parties. The Company pays Sony a licensing fee based on each film’s box office receipts, subject to specified limits. In general, the Company distributes all other Marvel-produced films.
In fiscal 2022, the Studios plan to produce approximately 50 titles, which include films and episodic television programs, for distribution theatrically and/or on our DTC platforms. The timing and number of productions could be impacted by COVID-19.
General Entertainment
Content produced by General Entertainment primarily consists of original episodic television programs and network news content. General Entertainment also acquires episodic television programming rights. Original content is generally produced by the following Company owned television studios: ABC Signature; 20th Television; Disney Branded Television; FX Productions; and National Geographic Studios. Original content is also commissioned by General Entertainment and produced by various other third-party studios. Costs to produce original content are generally capitalized and allocated to the distribution platform utilizing the content. Program development is carried out in collaboration with writers, producers and creative teams.
We estimate the number of original programs that will be produced or commissioned by General Entertainment for use by the Company’s various distribution platforms in fiscal 2022 is as follows, although the timing and number of productions could be impacted by COVID-19:
•60 unscripted series
•30 comedy series
•25 drama series
•15 docuseries/limited series
•10 animated series
•5 made for TV movies
•Numerous specials and shorts
Programming produced by our television studios for third-party platforms include eight returning and three new one-hour dramas; seven returning and one new half-hour comedies; and two new limited series. For many of these productions, the third parties have domestic linear distribution rights, and the Company has SVOD and international distribution rights.
Sports
The Company has various professional and college sports programming rights, which the Sports group uses to produce content aired on our Linear Networks and distributed on our DTC platforms including live events, sports news and original content. In the U.S., rights include college football (including bowl games and the College Football Playoff) and basketball, the

National Basketball Association (NBA), the National Football League (NFL), MLB, US Open Tennis, the Professional Golfers’ Association (PGA) Championship, the Women’s National Basketball Association (WNBA), soccer, Top Rank Boxing, the Wimbledon Championships, the Masters golf tournament, mixed martial arts and the National Hockey League (NHL) (beginning with the 2021-2022 season). Internationally, rights include various cricket events (for which the Company has the global distribution rights to certain events), soccer (including English Premier League, La Liga, Bundesliga and multiple UEFA leagues), motorsports, tennis, combat sports, the NFL and MLB.
Competition and Seasonality
The Company’s Linear Networks and DTC streaming services compete for viewers primarily with other television networks, independent television stations and other media, such as other DTC streaming services and video games. With respect to the sale of advertising time, we compete with other television networks, independent television stations, MVPDs and other advertising media such as digital content, newspapers, magazines, radio and billboards. Our television and radio stations primarily compete for audiences and advertisers in local market areas.
The Company’s Linear Networks compete with other networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various programming services that are as favorable as those currently in place.
The Content Sales/Licensing businesses compete with all forms of entertainment. A significant number of companies produce and/or distribute theatrical and television content, distribute products in the home entertainment market, provide pay television and SVOD services, and produce music and live theater.
The operating results of Content Sales/Licensing fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
The Company’s websites and digital products compete with other websites and entertainment products.
We also compete with other media and entertainment companies, independent production companies, SVOD providers and DTC streaming services for the acquisition of sports rights, creative and performing talent, story properties, show concepts, scripted and other programming, advertiser support and exhibition outlets that are essential to the success of our DMED businesses.
Advertising revenues at Linear Networks and Direct-to-Consumer are subject to seasonal advertising patterns, changes in viewership levels and the demand for sports programming. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. In addition, advertising revenues generated from sports programming are impacted by the timing of sports seasons and events, which varies throughout the year or may take place periodically (e.g. biannually, quadrennially). Affiliate revenues vary with the subscriber trends of MVPDs.
In addition, operating results at all of our businesses may fluctuate in response to business closures or disruptions, such as those described under COVID-19 Pandemic.
Federal Regulation
Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary fines, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect our DMED segment include the following:
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
•Regulation of programming. The FCC regulates broadcast programming by, among other things, banning “indecent” programming, regulating political advertising and imposing commercial time limits during children’s programming. Penalties for broadcasting indecent programming can be over $400,000 per indecent utterance or image per station.
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
DISNEY PARKS, EXPERIENCES AND PRODUCTS
The operations of DPEP’s significant lines of business are as follows:
•Parks & Experiences:
◦Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort (48% ownership interest); and Shanghai Disney Resort (43% ownership interest), all of which are consolidated in our results. Additionally, the Company licenses our IP to a third party to operate Tokyo Disney Resort.
◦Disney Cruise Line, Disney Vacation Club, National Geographic Expeditions (73% ownership interest), Adventures by Disney and Aulani, a Disney Resort & Spa in Hawaii
•Consumer Products:
◦Licensing of our trade names, characters, visual, literary and other IP to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic magazine, which is reported in DMED)

The significant revenues of DPEP are as follows:
•Theme park admissions - Sales of tickets for admission to our theme parks
•Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships
•Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties
•Merchandise licensing and retail:
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise at The Disney Store and through internet shopping sites generally branded shopDisney, as well as to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues.
The significant expenses of DPEP are as follows:
•Operating expenses consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include information systems expense, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs
•Depreciation and amortization
Significant capital investments:
•In recent years, the majority of the Company’s capital spend has been at our parks and experiences business, which is principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The various investment plans discussed in the “Parks & Experiences” section are based on management’s current expectations. Actual investment may differ.
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
EPCOT — EPCOT consists of four major themed areas: World Showcase, World Celebration, World Nature and World Discovery. All areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the U.S. EPCOT is undergoing a multi-year transformation, which includes the addition of Remy’s Ratatouille Adventure attraction and the Harmonious nighttime spectacular, which both opened in October 2021, and Guardians of the Galaxy: Cosmic Rewind, which is expected to open in summer 2022.
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

Hotels, Vacation Club Properties and Other Resort Facilities — As of October 2, 2021, the Company owned and operated 18 resort hotels and vacation club facilities at the Walt Disney World Resort, with approximately 24,000 rooms and 3,500 vacation club units. Resort facilities include 500,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites. The Company is constructing the Star Wars: Galactic Starcruiser, a new hotel at the Walt Disney World Resort scheduled to open in March 2022.
Disney Springs is an approximately 120-acre retail, dining and entertainment complex and consists of four areas: Marketplace, The Landing, Town Center and West Side. The areas are home to more than 150 venues including the 64,000-square-foot World of Disney retail store. Most of the Disney Springs facilities are operated by third parties that pay rent to the Company.
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
Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes eight themed areas: Avengers Campus, Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Pacific Wharf, Paradise Gardens Park and Pixar Pier. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
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

Walt Disney Studios Park — Walt Disney Studios Park includes four themed areas: Front Lot, Production Courtyard, Toon Studio and Worlds of Pixar. These areas each include themed attractions, restaurants, merchandise shops and entertainment experiences. Walt Disney Studios Park is undergoing a multi-year expansion that will include Avengers Campus, which is expected to open in summer 2022, and a new theme area based on Frozen.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,750 rooms and 250,000 square feet of conference meeting space. In addition, eight on-site hotels that are owned and operated by third parties provide approximately 2,575 rooms.
Disney Village is an approximately 500,000-square-foot retail, dining and entertainment complex located between the theme parks and the hotels. A number of the Disney Village facilities are operated by third parties that pay rent to the Company.
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
Hong Kong Disneyland — Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. The park is in the midst of a multi-year expansion project that includes a Frozen-themed area.
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
Shanghai Disneyland — Shanghai Disneyland consists of seven themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland, Toy Story Land and Treasure Cove. These areas feature themed attractions, shows, restaurants, merchandise shops and entertainment experiences. The Company is constructing an eighth themed area based on the animated film Zootopia.
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
Hotels and Other Resort Facilities — Tokyo Disney Resort includes four Disney-branded hotels with a total of more than 2,400 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari. OLC is currently constructing an approximate 600-room Toy Story themed hotel that is expected to open in April 2022 and an approximate 475-room Disney-branded hotel at Tokyo DisneySea that is expected to open in 2023.
Disney Vacation Club (DVC)
DVC offers ownership interests in 15 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units range from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 4,300 vacation club units as of October 2, 2021. The Company also plans to convert certain existing hotel rooms at Disney’s Grand Floridian Resort & Spa into approximately 70 DVC units by summer 2022 and build a new DVC property at Disneyland Resort with 135 units that is expected to open in 2023.
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
The Company is expanding its cruise business by adding three new ships. The first ship, the Disney Wish, is scheduled to launch in June 2022 with the other two ships to be delivered from the shipyard in 2024 and 2025. Each new ship can be powered by liquefied natural gas and will be approximately 140,000 tons with 1,250 staterooms.
The Company has an agreement with the Government of The Bahamas to create and manage a destination at Lighthouse Point on the island of Eleuthera, which is scheduled to open in 2024.
Adventures by Disney and National Geographic Expeditions
Adventures by Disney and National Geographic Expeditions offer guided tour packages predominantly at non-Disney sites around the world.
Walt Disney Imagineering
Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and research and development for the DPEP segment.
Consumer Products
Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, games, home décor and furnishings, accessories, health and beauty, books, food, footwear, stationery, consumer electronics and magazines. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Minnie, Star Wars, Frozen, Disney Princess, Avengers, Spider-Man, Toy Story, Disney Classics, Winnie the Pooh and Cars.
Retail
The Company sells Disney-, Marvel-, Pixar- and Lucasfilm-branded products through retail stores and internet sites globally. During 2021, the Company announced plans to focus on its e-commerce business and significantly reduced its brick-and-mortar footprint in North America and Europe. At October 2, 2021, the Company owns and operates approximately 40 stores in Japan, 20 stores in North America, 15 stores in Europe and two stores in China. Retail stores operate under The Disney Store name and are generally located in leading shopping malls and other retail complexes. Internet sites are generally branded shopDisney.
The Company creates, distributes and publishes a variety of products in multiple countries and languages based on the Company’s branded franchises. The products include children’s books, comic books, digital comics and ebooks, learning products and storytelling apps.

Competition and Seasonality
The Company’s theme parks and resorts as well as Disney Cruise Line and Disney Vacation Club compete with other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, health concerns, the political environment, travel industry trends, amount of available leisure time, oil and transportation prices, weather patterns and natural disasters. The licensing and retail business competes with other licensors, retailers and publishers of character, brand and celebrity names, as well as other licensors, publishers and developers of game software, online video content, websites, other types of home entertainment and retailers of toys and kids merchandise.
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
INTELLECTUAL PROPERTY PROTECTION
The Company’s businesses throughout the world are affected by its ability to exploit and protect against infringement of its IP, including trademarks, trade names, copyrights, patents and trade secrets. Important IP includes rights in the content of motion pictures, television programs, electronic games, sound recordings, character likenesses, theme park attractions, books and magazines, and merchandise. Risks related to the protection and exploitation of IP rights are set forth in Item 1A – Risk Factors.
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
Since early 2020, the world has been and continues to be impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread has impacted our segments in a number of ways, most significantly at the DPEP segment where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. Most of our businesses have been closed, suspended or restricted consistent with government mandates or guidance. These operations resumed, generally at reduced capacity, at various points since May 2020. We experienced significant disruptions in the production and availability of content. Although film and television production generally resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption in production activities depending on local circumstances. Production delays and fewer theatrical releases have limited the availability of film content to be sold in distribution windows subsequent to the theatrical release. Theaters have been subject to capacity limitations and shifting government mandates or guidance regarding COVID-19 restrictions. Declines in linear viewership and consumption of our content (due to production delays or otherwise) result in decreased advertising revenue.
Sports content continues to be delayed or impacted by COVID-19 restrictions. Continued or increased unavailability of sports content is likely to exacerbate the impacts to our business. Other of our offerings will be exposed to additional financial impacts in the event of future significant unavailability of content. COVID-19 impacts could also hasten the erosion of historical sources of revenue at our Linear Networks businesses. We have experienced reduced numbers of reservations at our hotels and cruises. We have experienced increased returns and refunds and customer requests for payment deferrals.

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
Consumers may change their behavior and consumption patterns in response to the prolonged suspension of certain of our businesses, such as subscription to pay television packages (which experienced accelerated decline during some periods after the onset of COVID-19) or theater-going to watch movies. Certain of our customers, including individuals as well as businesses such as theatrical distributors, affiliates, licensees of rights to use our programming and IP, advertisers and others, have been negatively impacted by the economic downturn caused by COVID-19, which may continue to result in decreased purchases of our goods and services even after certain operations resume. Some industries in which our customers operate, such as theatrical distribution, retail and travel, could experience contraction, which could impact the profitability of our businesses going forward. Additionally, we have incurred and will continue to incur incremental costs to implement health and safety measures, reopen our parks and restart our halted projects and operations. As we have resumed production of content, including live sports events, we have incurred costs to implement health and safety measures and productions will generally take longer to complete.
Our mitigation efforts in response to the impacts of COVID-19 on our businesses have had, or may have, negative impacts. The Company (or our Board of Directors, as applicable) issued senior notes in March and May 2020, entered into an additional $5.0 billion credit facility in April 2020 (which has now been terminated), did not pay a dividend with respect to fiscal 2020 operations and has not declared nor paid a dividend with respect to fiscal 2021 operations; suspended certain capital projects; temporarily reduced certain discretionary expenditures (such as spending on marketing); temporarily reduced management compensation; temporarily eliminated Board of Director retainers and committee fees; furloughed over half of our employees; and reduced our employee population. Such mitigation measures have resulted in the delay or suspension of certain projects in which we have invested, particularly at our parks and resorts and studio operations. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends (the Company has announced an intention not to declare further dividends until a return to a more normalized operating environment); reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force or modifying our operating strategy. These and other of our mitigating actions may have an adverse impact on our businesses. Additionally, there are limitations on our ability to mitigate the adverse financial impact of COVID-19, including the fixed costs of our theme park business and the impact COVID-19 may have on capital markets and our cost of borrowing. Further, the benefit of certain mitigation efforts will not continue to be available going forward. For example, as our employees are returning from furlough, the cost reductions of the related furloughs are no longer available and we are incurring expenses to recall and hire employees.
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
In fiscal year 2020, we operated at a net loss and in fiscal year 2021, our net income from continuing operations remained substantially below pre-pandemic levels. We have impaired goodwill and intangible assets at our International Channels businesses and written down the value of certain of our retail store assets. Certain of our other assets could also become impaired, including further impairments of goodwill and intangible assets; we have increased, and may further increase, allowances for credit losses; and there may be changes in judgments in determining the fair-value of assets; and estimates related to variable consideration may change due to increased returns, reduced usage of our products or services and decreased royalties. Our leverage ratios have increased as a result of COVID-19’s impact on our financial performance, which caused certain of the credit rating agencies to downgrade their assessment of our credit ratings, and are expected to remain elevated at least in the near term. Our debt ratings may be further downgraded, which may negatively impact our cost of borrowing. Due to reduced operating cash flow, we may utilize cash balances and/or future financings to fund a portion of our operations and investments in our businesses. Financial risks may be exacerbated by a number of factors, including the timing of customer deposit refunds and liquidity issues among our key customers, particularly advertisers, television affiliates, theatrical exhibitors and distributors, and licensees. These factors have impacted timely payments by such customers to the Company. Additionally, loss of or delay in the collection of receivables as a result of contractual performance short falls, meeting our contractual payment obligations, and investments we need to make in our business may result in increased financial risk. The Company has $12.5 billion in trade accounts receivable outstanding at October 2, 2021, with an allowance for credit losses of $0.2 billion. Our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty due to the impacts of COVID-19. Economic or political conditions in a country outside the U.S. could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
The impacts of COVID-19 to our business have generally amplified, or reduced our ability to mitigate, the other risks discussed in our filings with the SEC and our remediation efforts may not be successful.
COVID-19 also makes it more challenging for management to estimate future performance of our businesses. COVID-19 has already adversely impacted our businesses and net cash flow, and we expect the ultimate magnitude of these disruptions on our financial and operational results will be dictated by the length of time that such disruptions continue which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact and duration of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. Where actual performance in our international markets significantly underperforms management’s forecasts, the Company has had, and could have further, foreign currency hedge gains/losses which are not offset by the realization of exposures, resulting in excess hedge gains or losses. While we cannot be certain as to the duration of the impacts of COVID-19, we expect impacts of COVID-19 to continue to affect our financial results in fiscal 2022.
Changes in U.S., global, and regional economic conditions are expected to have an adverse effect on the profitability of our businesses.
A decline in economic activity, such as recession or economic downturn, in the U.S. and other regions of the world in which we do business can adversely affect demand for any of our businesses, thus reducing our revenue and earnings. Global economic activity has declined as a result of the impacts of COVID-19. Past declines in economic conditions reduced spending at our parks and resorts, purchases of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected should such conditions recur. The current decline in economic conditions could also reduce attendance at our parks and resorts, prices that MVPDs pay for our cable programming or subscription levels for our cable programming or direct-to-consumer products. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector (such as current inflation related to domestic and global supply chain issues, which has led to both overall price increases and pronounced price increases in certain sectors), could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. A decline in economic conditions could impact implementation of our expansion plans. Changes in exchange rates for foreign currencies may reduce international demand for our products or increase our labor or supply costs in non-U.S. markets, or reduce the U.S. dollar value of revenue we receive and expect to receive from other markets. Economic or political conditions in a country could also reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country. Broader supply chain delays, such as those currently impacting global distribution may impact our ability to sell and deliver goods or otherwise disrupt our operations.
Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. Declines in linear viewership have resulted in decreased advertising revenue. In order to respond to these developments, we regularly consider, and from time to time implement changes to our business models, most recently by developing, investing in and acquiring DTC products and reorganizing our media and entertainment businesses to accelerate our DTC strategies. There can be no assurance that our DTC offerings and other efforts will successfully respond to these changes. We expect to forgo revenue from traditional sources, particularly as we expand our DTC offerings. There can be no assurance that the DTC model and other business models we may develop will ultimately be as profitable as our existing or historic business models.

Misalignment with public and consumer tastes and preferences for entertainment, travel and consumer products could negatively impact demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create content, which may be distributed, among other ways, through broadcast, cable, internet or cellular technology, theme park attractions, hotels and other resort facilities and travel experiences and consumer products. Such distribution must meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for public or out-of-home entertainment experiences. COVID-19 may impact consumer tastes and preferences. Many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S., and their success therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in content production and acquisition, acquisition of sports rights, theme park attractions, cruise ships or hotels and other facilities or customer facing platforms before we know the extent to which these products will earn consumer acceptance. The impacts of COVID-19 are inhibiting and delaying our ability to earn returns on some of these and other investments. If our entertainment offerings and products (including our content offerings, which have been impacted by COVID-19) as well as our methods to make our offerings and products available to consumers, do not achieve sufficient consumer acceptance, our revenue may decline, decline further or fail to grow to the extent we anticipate when making investment decisions and thereby further adversely affect the profitability of one or more of our businesses. Consumer tastes and preferences impact, among other items, revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), affiliate fees, subscription fees, theatrical film receipts, the license of rights to other distributors, theme park admissions, hotel room charges and merchandise, food and beverage sales, sales of licensed consumer products or sales of our other consumer products and services.
The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.
The value to us of our IP is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our IP may decrease, or the cost of obtaining and maintaining rights may increase.
The unauthorized use of our IP may increase the cost of protecting rights in our IP or reduce our revenues. The convergence of computing, communication and entertainment devices, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and enforcement of IP rights more challenging. The unauthorized distribution and access to entertainment content generally continues to be a significant challenge for IP rights holders. Inadequate laws or weak enforcement mechanisms to protect entertainment industry IP in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its IP rights. COVID-19 and distribution innovation in response to COVID-19 has increased opportunities to access content in unauthorized ways. Additionally, negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments require us to devote substantial resources to protecting our IP against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content and other commercial misuses of our IP.
With respect to IP developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. Successful challenges to our rights in IP may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from or utilize the IP that is the subject of challenged rights. From time to time, the Company has been notified that it may be infringing certain IP rights of third parties. Technological changes in industries in which the Company operates and extensive patent coverage in those areas may increase the risk of such claims being brought and prevailing.
Protection of electronically stored data and other cybersecurity is costly, and if our data or systems are materially compromised in spite of this protection, we may incur additional costs, lost opportunities, damage to our reputation, disruption of service or theft of our assets.
We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third party systems and software, which are also subject to supply chain and other cyberattacks. We develop and maintain an information security program to identify and mitigate cyber risks but the development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide some confidential, proprietary and personal information to third parties in certain cases when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where we believe appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised.
If our information or cyber security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged resulting in loss of business or morale, and we may incur costs to remediate possible harm to our customers and employees or damages arising from litigation and/or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident. Insurance we obtain may not cover losses or damages associated with such attacks or events. Our systems and the systems of third parties with whom we engage are continually attacked.
A variety of uncontrollable events may reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.
Demand for and consumption of our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for and consumption of other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: health concerns (including as it has been by COVID-19 and could be by future pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, tsunamis and earthquakes); international, political or military developments (including social unrest); a decline in economic activity; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to some of these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents, including the costs of protecting against the spread of COVID-19, reduces the profitability of our operations.
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
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties, the profitability of one or more of our businesses could be adversely affected. In specific geographic markets, we have experienced delayed and/or partial payments from certain affiliate partners due to liquidity issues.
We obtain insurance against the risk of losses relating to some of these events, generally including physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance. For example, most losses related to impacts of COVID-19 will not be covered by insurance available to us.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses or the value of our assets.
As changes in our business environment occur we have adjusted, and may further adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. For example, in October 2020 we announced a reorganization of our media and entertainment businesses to accelerate our DTC strategies. In March 2021 we announced the closure of a substantial number of our Disney-branded retail stores; and we have announced exploration of a number of new types of businesses. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer purchasing patterns, acceptance of our theatrical and other content offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, have reduced the value of some of our assets. We have impaired goodwill and intangible assets at our International Channels businesses and impaired the value of certain of our retail store assets. We may write-down other assets as our strategy evolves to account for the current business environment. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF and investments related to DTC offerings. Some of these investments have returns that are negative or low, the ultimate business prospects of the businesses related to these investments are uncertain, these investments may impact the profitability of our other businesses, and these risks are exacerbated by COVID-19. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be lower than prior to the change in strategy or restructuring. Even if our strategies are effective in the long term, growth of our new offerings is unlikely to be even quarter over quarter and we may not expand into new markets as or when anticipated. Our ability to forecast for new businesses may be impacted by our lack of experience operating in those new businesses, volatility beyond our control (such as the events beyond our control noted above) and our ability to obtain or develop the content and rights on which our projections are based. Accordingly, we may not achieve our forecasted outcomes.
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
•Our consumer products business competes with other licensors and creators of IP.
•Our DTC businesses compete for customers with an increasing number of competitors’ DTC offerings, all other forms of media and all other forms of entertainment, as well as for technology, creative, performing and business talent and for content.
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
Our broadcast networks and television stations are highly regulated, and each of our other businesses is subject to a variety of U.S. and overseas regulations. Some of these regulations include:
•U.S. FCC regulation of our television and radio networks, our national programming networks and our owned television stations. See Item 1 — Business — Disney Media and Entertainment Distribution, Federal Regulation.
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
Changes in any of these regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable. For example, in January 2019 India implemented regulation and tariffs impacting certain bundling of channels; U.S. agencies have enhanced trade restrictions and legislation is currently under consideration that would prohibit importation of goods from certain regions; and in many countries/regions around the world (including but not limited to the EU) regulators are requiring us to broadcast on our linear (or display on our DTC streaming services) programming produced in specific countries as well as invest specified amounts of our revenues in local content productions.
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
Risks that impact our business as a whole may also impact the success of our DTC business.
We may not successfully execute on our DTC strategy. An increasing number of competitors have entered DTC businesses. Consumers may not be willing to pay for an expanding set of DTC streaming     services, potentially exacerbated by an economic downturn. We face competition for creative talent and may not be successful in recruiting and retaining talent. Government regulation, including revised foreign content and ownership regulations, may impact the implementation of our DTC business plans. The highly competitive environment in which we operate puts pricing pressure on our DTC offerings and may require us to lower our prices or not take price increases to attract or retain customers. These and other risks may impact the profitability and success of our DTC businesses.
Potential credit ratings actions, increases in interest rates, or volatility in the U.S. and global financial markets could impede access to, or increase the cost of, financing our operations and investments.
Our borrowing costs have been, and can be affected by short- and long-term debt ratings assigned by independent ratings agencies that are based, in part, on the Company’s performance as measured by credit metrics such as leverage and interest coverage ratios. As a result of COVID-19, Standard and Poor’s downgraded our long-term debt ratings by two notches to BBB+ and downgraded our short-term debt ratings by one notch to A-2. Fitch downgraded our long- and short-term credit ratings by one notch to A- and F2, respectively. As of October 2, 2021 Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Stable), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. These ratings actions have increased, and any potential future downgrades could further increase, our cost of borrowing and/or make it more difficult for us to obtain financing.
In addition, increases in interest rates or volatility in U.S. and global financial markets could impact our access to, or increase the cost of, financing. Past disruptions in the U.S. and global credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments.
Labor disputes may disrupt our operations and adversely affect the profitability of any of our businesses.
A significant number of employees in various parts of our businesses are covered by collective bargaining agreements, including employees of our theme parks and resorts as well as writers, directors, actors, production personnel and others employed at DMED. In addition, the employees of licensees who manufacture and retailers who sell our consumer products, and employees of providers of programming content (such as sports leagues) may be covered by labor agreements with their employers. In general, a labor dispute involving our employees or the employees of our licensees or retailers who sell our consumer products or providers of programming content may disrupt our operations and reduce our revenues. Resolution of disputes or negotiation of rate increases may increase our costs.
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
•DTC revenues fluctuate based on changes in the number of subscribers and subscriber fee or revenue mix; viewership levels on our digital platforms; and the demand for sports and film and television content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons, content production schedules and league shut downs. Because our DTC business is relatively new, we have limited data on which to base our understanding of DTC seasonality.
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
With approximately 190,000 employees, our profitability is substantially affected by costs of pension and current and postretirement medical benefits. We may experience significant increases in these costs as a result of macroeconomic factors, which are beyond our control, including increases in the cost of health care. Impacts of COVID-19 may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.
The alteration or discontinuation of LIBOR may adversely affect our borrowing costs.
Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, on November 30, 2020, ICE Benchmark Administration (“IBA”), indicated that it would consult on its intention to cease publication of most USD LIBOR tenors beyond June 30, 2023. On March 5, 2021, IBA confirmed it would cease publication of Overnight, 1, 3, 6 and 12 Month USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. IBA also intends to cease publishing 1 Week and 2 Month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021. The Alternative Reference Rates Committee (ARCC), which was convened by the Federal Reserve Board and the New York Fed, has identified the Secured Overnight Financing Rate (SOFR) as the recommended risk-free alternative rate for USD LIBOR. The extended cessation date for most USD LIBOR tenors will allow for more time for existing legacy USD LIBOR contracts to mature and provide additional time to continue to prepare for the transition from LIBOR. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, or any other reference rate, will have on the Company or its borrowing costs.
ACQUISITION RISKS
Our consolidated indebtedness increased substantially following completion of the TFCF acquisition and further increased as a result of the impacts of COVID-19. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
As a result of the TFCF acquisition in fiscal 2019, the Company’s net indebtedness increased substantially. The increased indebtedness could have the effect of, among other things, reducing our financial flexibility and reducing our flexibility to respond to changing business and economic conditions, such as those presented by COVID-19, among others. Increased levels of indebtedness could also reduce funds available for capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. The Company has announced an intention not to declare further dividends until a return to a more normalized operating environment. Our leverage ratios have increased as the result of COVID-19’s impact on financial performance, which caused certain of the credit ratings agencies to downgrade their assessment of our credit ratings, and are expected to remain elevated at least in the near term. Our debt ratings may be further downgraded, which may negatively impact our cost of borrowings.
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
The TFCF acquisition and integration and Hulu put/call may result in additional costs and expenses.
We have incurred and may continue to incur significant costs, expenses and fees for professional services and other transaction and financing costs in connection with the TFCF acquisition and integration and the Hulu put/call agreement with NBCU. We may also incur accounting and other costs that were not anticipated at the time of the TFCF acquisition, including costs for which we have established reserves or which may lead to reserves in the future. Such costs could negatively impact the Company’s free cash flow.
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
ITEM 1B. Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal 2021 and that remain unresolved.
ITEM 2. Properties
Our parks and resorts locations and other properties of the Company and its subsidiaries are described in Item 1 under the caption Disney Parks, Experiences and Products. Film and television library properties and television stations owned by the Company are described in Item 1 under the caption Disney Media and Entertainment Distribution.

The Company and its subsidiaries own and lease properties throughout the world. In addition to the properties noted above, the table below provides a brief description of other significant properties and the related business segment.

Location	Property / Approximate Size	Use	Business Segment
Burbank, CA & surrounding cities(1)	Land (201 acres) & Buildings (4,695,000 ft2)	Owned Office/Production/Warehouse (includes 240,000 ft2 sublet to third-party tenants)	Corporate/DMED/DPEP

Burbank, CA & surrounding cities(1)	Buildings (1,806,000 ft2)	Leased Office/Warehouse	Corporate/DMED/DPEP

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical	Corporate/DMED

Los Angeles, CA	Buildings (2,267,000 ft2)	Leased Office/Production/Technical/Theater (includes 118,000 ft2 sublet to third-party tenants)	Corporate/DMED/DPEP

New York, NY	Buildings (51,000 ft2)	Owned Office/Production/Technical	Corporate/DMED

New York, NY	Land (2 acres) & Buildings (2,716,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 676,000 ft2 sublet to third-party tenants)	Corporate/DMED/DPEP

Bristol, CT	Land (117 acres) & Buildings (1,174,000 ft2)	Owned Office/Production/Technical	DMED

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	DMED

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	DMED

Emeryville, CA	Buildings (80,000 ft2)	Leased Office/Storage	DMED

San Francisco, CA	Buildings (642,000 ft2)	Leased Office/Production/Technical/Theater (includes 47,000 ft2 sublet to third-party tenants)	Corporate/DMED

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corporate/DMED/DPEP

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail/Residential	Corporate/DMED/DPEP
(1)Surrounding cities include Glendale, CA, North Hollywood, CA and Sun Valley, CA
ITEM 3. Legal Proceedings
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
ITEM 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers
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

At October 2, 2021, the executive officers of the Company were as follows:

Name	Age	Title	Executive Officer Since
Robert A. Iger	70	Executive Chairman(1)	2000
Robert A. Chapek	62	Chief Executive Officer(2)	2020
Alan N. Braverman	73	Senior Executive Vice President, General Counsel and Secretary	2003
Christine M. McCarthy	66	Senior Executive Vice President and Chief Financial Officer(3)	2005
Paul J. Richardson	56	Senior Executive Vice President and Chief Human Resources Officer(4)	2021
Zenia B. Mucha	65	Senior Executive Vice President Corporate Communications(5)	2018
(1)Mr. Iger was appointed Executive Chairman effective February 24, 2020. He is also Chairman of the Board from March 2012. He was Chief Executive Officer from October 2005 to February 2020.
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
(4)Mr. Richardson was appointed Senior Executive Vice President and Chief Human Resources Officer effective July 1, 2021. He was previously Senior Vice President of Human Resources at ESPN from 2007.
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
The Company did not pay a dividend with respect to fiscal year 2020 operations and has not declared or paid a dividend with respect to fiscal 2021 operations. Longer term, we anticipate dividends will remain a part of our capital allocation strategy. However, for the time being, we don’t anticipate declaring a dividend until we return to a more normalized operating environment. The Company does not intend to provide statements about its intentions to pay future dividends until such time as a dividend is declared.
As of October 2, 2021, the approximate number of common shareholders of record was 813,000.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 2, 2021:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 4, 2021 – July 31, 2021	15,923	$180.39	—	n/a
August 1, 2021 – August 31, 2021	15,510	176.90	—	n/a
September 1, 2021 – October 2, 2021	15,493	179.52	—	n/a
Total	46,926	178.95	—	n/a
(1)46,926 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan (WDIP). These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS
(in millions, except per share data)

	2021	2020	% Change Better (Worse)
Revenues:
Services	$61,768	$59,265	4%
Products	5,650	6,123	(8) %
Total revenues	67,418	65,388	3%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(41,129)	(39,406)	(4) %
Cost of products (exclusive of depreciation and amortization)	(4,002)	(4,474)	11%
Selling, general, administrative and other	(13,517)	(12,369)	(9) %
Depreciation and amortization	(5,111)	(5,345)	4%
Total costs and expenses	(63,759)	(61,594)	(4) %
Restructuring and impairment charges	(654)	(5,735)	89%
Other income, net	201	1,038	(81) %
Interest expense, net	(1,406)	(1,491)	6%
Equity in the income of investees, net	761	651	17%
Income (loss) from continuing operations before income taxes	2,561	(1,743)	nm
Income taxes from continuing operations	(25)	(699)	96%
Net income (loss) from continuing operations	2,536	(2,442)	nm
Loss from discontinued operations, net of income tax benefit of $9 and $10, respectively	(29)	(32)	9%
Net income (loss)	2,507	(2,474)	nm
Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(512)	(390)	(31) %
Net income (loss) attributable to Disney	$1,995	$(2,864)	nm
Earnings (loss) per share attributable to Disney:
Diluted(1)
Continuing operations	$1.11	$(1.57)	nm
Discontinued operations	(0.02)	(0.02)	— %
	$1.09	$(1.58)	nm

Basic(1)
Continuing operations	$1.11	$(1.57)	nm
Discontinued operations	(0.02)	(0.02)	— %
	$1.10	$(1.58)	nm

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,828	1,808
Basic	1,816	1,808
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
•Restructuring Activities
•Liquidity and Capital Resources
•Supplemental Guarantor Financial Information
•Critical Accounting Policies and Estimates
•Forward-Looking Statements
In Item 7, we discuss fiscal 2021 and 2020 results and comparisons of fiscal 2021 results to fiscal 2020 results. Discussions of fiscal 2019 results and comparisons of fiscal 2020 results to fiscal 2019 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the update to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2020 as reported in Exhibit 99.1 to the Current Report on form 8-K of the Company filed April 1, 2021.
SIGNIFICANT DEVELOPMENTS
COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread has impacted our segments in a number of ways, most significantly at the DPEP segment where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. These operations resumed, generally at reduced capacity, at various points since May 2020. We have delayed, or in some cases, shortened or cancelled theatrical releases, and stage play performances were suspended as of March 2020. Stage play operations resumed, generally at reduced capacity, in the first quarter of fiscal 2021. Theaters have been subject to capacity limitations and shifting government mandates or guidance regarding COVID-19 restrictions. We experienced significant disruptions in the production and availability of content, including the delay of key live sports programming during fiscal 2020 and fiscal 2021, as well as the suspension of most film and television production in March 2020. Although film and television production generally resumed beginning in the fourth quarter of fiscal 2020, we continue to see disruption of production activities depending on local circumstances. Fewer theatrical releases and production delays have limited the availability of film content to be sold in distribution windows subsequent to the theatrical release.
We have taken a number of mitigation efforts in response to the impacts of COVID-19 on our businesses. We significantly increased cash balances through the issuance of senior notes in March and May 2020. The Company did not pay a dividend with respect to fiscal 2020 operations and has not declared or paid a dividend with respect to fiscal 2021 operations; suspended certain capital projects; reduced certain discretionary expenditures (such as spending on marketing); reduced management compensation for several months in fiscal 2020 and temporarily eliminated Board of Director retainers and committee fees in fiscal 2020. In addition, we furloughed over 120,000 of our employees (who continued to receive Company provided medical benefits), most of which have returned from furlough as operations have reopened. At the end of fiscal 2020, the Company announced a workforce reduction plan, which was essentially completed in the first half of fiscal 2021. We may take additional mitigation actions in the future such as raising additional financing; not declaring future dividends; reducing, or not making, certain payments, such as some contributions to our pension and postretirement medical plans; further suspending capital spending, reducing film and television content investments; or implementing additional furloughs or reductions in force; or modifying our operating strategies. Some of these measures may have an adverse impact on our businesses.
The most significant impact on operating income since the second quarter of fiscal 2020 from COVID-19 was at the DPEP segment due to revenue lost as a result of closures and/or reduced operating capacities. Although results improved in the second half of fiscal 2021 compared to the second half of fiscal 2020 from reopening our DPEP businesses, we continue to be impacted by reduced operating capacities. COVID-19 also had a negative impact in fiscal 2021 at our DMED segment compared to fiscal 2020 as higher advertising revenue from the return of live sporting events was more than offset by higher sports programming costs. Our other film and television distribution businesses were impacted by revenue lost from the deferral or cancellation of significant film releases, partially offset by costs avoided due to a reduction in film cost amortization, marketing and distribution costs. The impact of COVID-19 on fiscal 2021 and 2020 results is not necessarily indicative of the impact on future period results.

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
Our businesses have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, guests and talent. For example, when we reopened theme parks and retail stores, we incurred and will continue to incur costs for such things as additional custodial services, personal protection equipment, temperature screenings and testing, sanitizer and cleaning supplies and signage, among other items. Similar costs have been incurred in the production of film and television content, including live sporting events, and productions may take longer to complete. The timing, duration and extent of these costs will depend on the timing and scope of the resumption of our operations. These costs totaled approximately $1 billion in fiscal 2021. Some of these costs have been capitalized and will be amortized over future periods. With the unknown duration of COVID-19, it is not possible to precisely estimate the impact of COVID-19 on our operations in future periods, although we estimate a modestly lower impact in fiscal 2022. In addition, we are no longer benefiting from certain savings related to the closure of certain businesses, such as related furloughs. The reopening or closure of our businesses is dependent on applicable government requirements, which vary by location and are subject to ongoing changes.
Additionally, see Part I., Item 1A. Risk Factors - The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may continue to impact certain of our key sources of revenue.
Direct-to-Consumer
The Company has significantly increased its focus on distribution of branded film and episodic content via our own DTC streaming services. As a result, we are forgoing certain licensing revenue from the sale of this content to third parties in TV/SVOD markets. We also expect to forgo revenue as we shut down channels in certain markets as a result of investment in our DTC offerings. In addition, we are increasing programming and production investments to create exclusive content for our DTC offerings.
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
The Company’s fiscal year end is on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. Fiscal 2020 was a fifty-three week year, which began on September 29, 2019 and ended on October 3, 2020. We estimate that the additional week of operations in fiscal 2020 resulted in a benefit to pre-tax income in the prior year of approximately $200 million, primarily at the DMED segment.
Revenues for fiscal 2021 increased 3%, or $2.0 billion, to $67.4 billion; net income attributable to Disney increased $4.9 billion, to income of $2.0 billion; and diluted earnings per share from continuing operations attributable to Disney increased to income of $1.11 compared to a loss of $1.57 in the prior year. The EPS increase for the year was due to the comparison to goodwill and intangible asset impairments recognized in the prior year at our International Channels business, an income tax benefit in the current year compared to tax expense in the prior year and lower amortization of fair value step-up on film and television costs and intangible assets from the TFCF acquisition and consolidation of Hulu (collectively TFCF and Hulu acquisition amortization). These increases were partially offset by lower net investment gains and a decrease in segment operating income at DMED.
Revenues
Service revenues for fiscal 2021 increased 4%, or $2.5 billion, to $61.8 billion, due to higher DTC subscription revenue, advertising revenue growth and, to a lesser extent, increased merchandise licensing revenue. These increases were partially offset by a decrease in TV/SVOD distribution revenue, lower theatrical revenues, a decrease in revenue at our parks and experiences businesses and, to a lesser extent, lower electronic home entertainment sales, all of which reflected the impact of COVID-19. The decrease at parks and experiences was due to lower volumes from closure/generally reduced operating capacities, partially offset by an increase in average guest spending. The decrease in TV/SVOD distribution revenue also reflected the shift from licensing our content to third parties to distributing it on our DTC streaming services.
Product revenues for fiscal 2021 decreased 8%, or $0.5 billion, to $5.7 billion, due to lower home entertainment volumes and a decrease in merchandise, food and beverage sales at parks and experiences as lower volumes were partially offset by an increase in average guest spending.
Costs and expenses
Cost of services for fiscal 2021 increased 4%, or $1.7 billion, to $41.1 billion, due to higher programming, production and technology costs at Disney+ and Hulu and higher sports programming costs. The increase in sports programming costs was due to NBA, cricket, college football and soccer events, many of which shifted from fiscal 2020 to fiscal 2021 due to COVID-19. These increases were partially offset by a decrease in film and television production cost amortization and distribution costs at

Content Sales/Licensing reflecting lower revenues and, to a lesser extent, lower volumes at our parks and experiences businesses.
Cost of products for fiscal 2021 decreased 11%, or $0.5 billion, to $4.0 billion, due to lower merchandise, food and beverage sales at our theme parks and resorts and a decrease in home entertainment volumes.
Selling, general, administrative and other costs for fiscal 2021 increased 9%, or $1.1 billion, to $13.5 billion, due to higher marketing costs at Direct-to-Consumer and Linear Networks, partially offset by lower marketing costs at Content Sales/Licensing.
Depreciation and amortization costs decreased 4%, or $0.2 billion, to $5.1 billion due to lower amortization of intangible assets from the acquisition of TFCF and Hulu and lower depreciation at our theme parks and resorts.
Restructuring and Impairment Charges
Restructuring and impairment charges in fiscal 2021 were $0.7 billion due to $0.4 billion of asset impairments and severance costs related to the shut-down of an animation studio and the closure of a substantial number of Disney-branded retail stores in North America and Europe and $0.3 billion of severance and other costs in connection with the integration of TFCF and workforce reductions at DPEP.
Restructuring and impairment charges in fiscal 2020 were $5.7 billion due to $5.0 billion of impairment charges for goodwill and intangible assets at our International Channels business and $0.8 billion of severance and other costs in connection with the acquisition and integration of TFCF and at our DPEP segment.
Other Income (expense), net

(in millions)	2021	2020	% Change Better (Worse)
fuboTV gain	$186	$—	nm
German FTA gain	126	—	nm
DraftKings gain (loss)	(111)	973	nm
Endemol Shine gain	—	65	— %
Other income, net	$201	$1,038	(81) %
In fiscal 2021, the Company recognized a $186 million gain from the sale of our investment in fuboTV Inc. (fuboTV gain), a $126 million gain on the sale of our 50% interest in a German free-to-air (FTA) television network (German FTA gain) and a non-cash loss of $111 million to adjust our investment in DraftKings, Inc. to fair value (DraftKings gain (loss)).
In fiscal 2020, the Company recognized a $973 million DraftKings gain and a $65 million gain on the sale of our 50% interest in Endemol Shine Group (Endemol Shine gain).
Interest Expense, net

(in millions)	2021	2020	% Change Better (Worse)
Interest expense	$(1,546)	$(1,647)	6%
Interest income, investment income and other	140	156	(10) %
Interest expense, net	$(1,406)	$(1,491)	6%
The decrease in interest expense was primarily due to lower average interest rates and higher capitalized interest, partially offset by higher average debt balances.
The decrease in interest income, investment income and other was due to higher pension and postretirement benefit costs, other than service cost, partially offset by lower investment impairments.
Equity in the Income of Investees
Equity in the income of investees increased $110 million to $761 million in the current year due to higher income from A+E Television Networks and Tata Sky Limited and lower investment impairments.

Effective Income Tax Rate

	2021	2020
Income (loss) from continuing operations before income taxes	$2,561	$(1,743)
Income tax expense on continuing operations	25	699
Effective income tax rate - continuing operations	1.0%	(40.1)%
The effective income tax rate in the current year was lower than the U.S. statutory rate due to favorable adjustments related to prior years and excess tax benefits on employee share-based awards, partially offset by an unfavorable impact from foreign losses for which we are unable to recognize a tax benefit. The effective income tax rate in the prior year included unfavorable impacts from the goodwill impairment, which was not tax deductible, higher tax rates than the U.S. statutory rate on foreign earnings and foreign losses for which we are unable to recognize a tax benefit.
Noncontrolling Interests

(in millions)	2021	2020	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(512)	$(390)	(31)%
The increase in net income from continuing operations attributable to noncontrolling interests was due to lower losses at Shanghai Disney Resort, our DTC sports business and Hong Kong Disneyland Resort and higher accretion of the fair value of the redeemable noncontrolling interest in BAMTech. These increases were partially offset by lower results at ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Year
Results for fiscal 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $2,418 million
•Restructuring and impairment charges of $654 million
•The fuboTV gain of $186 million, German FTA gain of $126 million and DraftKings loss of $111 million
Results for fiscal 2020 were impacted by the following:
•Goodwill and intangible asset impairments of $4,953 million and restructuring charges of $782 million
•TFCF and Hulu acquisition amortization of $2,846 million
•The DraftKings gain of $973 million and Endemol Shine gain of $65 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Year Ended October 2, 2021:
TFCF and Hulu acquisition amortization(3)	$(2,418)	$562	$(1,856)	$(1.00)
Restructuring and impairment charges	(654)	152	(502)	(0.27)
fuboTV and German FTA gains, partially offset by DraftKings loss	201	(46)	155	0.08
Total	$(2,871)	$668	$(2,203)	$(1.18)

Year Ended October 3, 2020:
Restructuring and impairment charges	$(5,735)	$571	$(5,164)	$(2.86)
TFCF and Hulu acquisition amortization(3)	(2,846)	662	(2,184)	(1.17)
DraftKings and Endemol Shine gains	1,038	(242)	796	0.44
Total	$(7,543)	$991	$(6,552)	$(3.59)
(1)Tax benefit/expense adjustments are determined using the tax rate applicable to the individual item affecting comparability.
(2)EPS is net of noncontrolling interest, where applicable. Total may not equal the sum of the column due to rounding.
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
Our DMED segment primarily generates revenue across three significant lines of business/distribution platforms: Linear Networks, Direct-to-Consumer and Content Sales/Licensing. Programming and production costs to support these businesses/distribution platforms are largely incurred across three content creation groups: Studios, General Entertainment and Sports. Programming and production costs include amortization of acquired licensed programming rights (including sports rights), amortization of capitalized production costs (including participations and residuals) and production costs related to live programming such as news and sports.
The Linear Networks business generates revenue from affiliate fees and advertising sales and from fees from sub-licensing of sports programming to third parties. Operating expenses include programming and production costs, technical support costs, operating labor and distribution costs.
The Direct-to-Consumer business generates revenue from subscription fees, advertising sales and pay-per-view and Premier Access fees. Operating expenses include programming and production costs, technology support costs, operating labor and distribution costs. Operating expenses also includes fees paid to Linear Networks for the right to air the linear networks feed and other services.
The Content Sales/Licensing business generates revenue from the sale of film and episodic television content in the TV/SVOD and home entertainment markets, distribution of films in the theatrical market, licensing of our music rights, sales of tickets to stage play performances and licensing of our IP for use in stage plays. Operating expenses include programming and production costs, distribution expenses and costs of sales.
Our DPEP segment primarily generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise at our theme parks and resorts, charges for room nights at hotels, sales of cruise vacations, sales and rentals of vacation club properties, royalties from licensing our IP for use on consumer goods and the sale of branded merchandise. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant expenses include operating labor, costs of goods sold, infrastructure costs, depreciation and other operating expenses. Infrastructure costs include information systems expense, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
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
The following table reconciles income (loss) from continuing operations before income taxes to total segment operating income:

(in millions)	2021	2020	% Change Better (Worse)
Income (loss) from continuing operations before income taxes	$2,561	$(1,743)	nm
Add (subtract):
Corporate and unallocated shared expenses	928	817	(14) %
Restructuring and impairment charges	654	5,735	89%
Other income, net	(201)	(1,038)	(81) %
Interest expense, net	1,406	1,491	6%
TFCF and Hulu acquisition amortization	2,418	2,846	15%
Total segment operating income	$7,766	$8,108	(4) %

The following is a summary of segment revenue and operating income:

(in millions)	2021	2020	% Change Better (Worse)
Revenues:
Disney Media and Entertainment Distribution	$50,866	$48,350	5%
Disney Parks, Experiences and Products	16,552	17,038	(3) %
	$67,418	$65,388	3%
Segment operating income:
Disney Media and Entertainment Distribution	$7,295	$7,653	(5) %
Disney Parks, Experiences and Products	471	455	4%
	$7,766	$8,108	(4) %
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Revenues:
Linear Networks	$28,093	$27,583	2%
Direct-to-Consumer	16,319	10,552	55%
Content Sales/Licensing and Other	7,346	10,977	(33) %
Elimination of Intrasegment Revenue(1)	(892)	(762)	(17) %
	$50,866	$48,350	5%
Segment operating income (loss):
Linear Networks	$8,407	$9,413	(11) %
Direct-to-Consumer	(1,679)	(2,913)	42%
Content Sales/Licensing and Other	567	1,153	(51) %
	$7,295	$7,653	(5) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Revenues
Affiliate fees	$18,652	$18,691	— %
Advertising	8,853	8,252	7%
Other	588	640	(8) %
Total revenues	28,093	27,583	2%
Operating expenses	(16,808)	(15,309)	(10) %
Selling, general, administrative and other	(3,491)	(3,330)	(5) %
Depreciation and amortization	(168)	(262)	36%
Equity in the income of investees	781	731	7%
Operating Income	$8,407	$9,413	(11) %

Revenues
Affiliate revenue is as follows:

(in millions)	2021	2020	% Change Better (Worse)
Domestic Channels	$15,244	$15,018	2%
International Channels	3,408	3,673	(7) %
	$18,652	$18,691	— %
The increase in affiliate revenue at the Domestic Channels was due to an increase of 7% from higher contractual rates, partially offset by decreases of 4% from fewer subscribers and 2% from the comparison to the additional week of operations in the prior year.
The decrease in affiliate revenue at the International Channels was due to decreases of 4% from fewer subscribers driven by channel closures, primarily in Europe and Asia, 2% from the comparison to the additional week of operations in the prior year and 1% from an unfavorable foreign exchange impact.
Advertising revenue is as follows:

(in millions)	2021	2020	% Change Better (Worse)
Cable	$3,681	$3,648	1%
Broadcasting	3,239	3,278	(1) %
Domestic Channels	6,920	6,926	— %
International Channels	1,933	1,326	46%
	$8,853	$8,252	7%
The increase in Cable advertising revenue was due to an increase of 10% from higher rates, partially offset by decreases of 6% from fewer impressions and 4% from the comparison to the additional week of operations in the prior year. The decrease in impressions reflected lower average viewership, partially offset by higher units delivered.
The decrease in Broadcasting advertising revenue was primarily due to decreases of 7% from fewer impressions at ABC and 2% from the comparison to the additional week of operations in the prior year, partially offset by increases of 4% from higher rates at ABC and 4% from the owned television stations. The decrease in impressions reflected lower average viewership, partially offset by higher units delivered. The increase at the owned television stations was primarily due to higher rates reflecting political advertising.
The increase in International Channels advertising revenue was due to increases of 43% from higher impressions, reflecting an increase in average viewership, 6% from higher rates and 2% from a favorable foreign exchange impact, partially offset by a decrease of 5% from the comparison to the additional week of operations in the prior year. The increase in impressions was due to the airing of live sporting events in the current year that were not aired in the prior year, primarily Indian Premier League (IPL) cricket matches.
Other revenue decreased $52 million, to $588 million from $640 million, due to an unfavorable foreign exchange impact.
Costs and Expenses
Operating expenses are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Programming and production costs
Cable	$(9,353)	$(8,538)	(10) %
Broadcasting	(2,767)	(2,605)	(6) %
Domestic Channels	(12,120)	(11,143)	(9) %
International Channels	(3,139)	(2,693)	(17) %
	(15,259)	(13,836)	(10) %
Other operating expenses	(1,549)	(1,473)	(5) %
	$(16,808)	$(15,309)	(10) %

The increase in programming and production costs at Cable was due to the timing of live sporting events, partially offset by the comparison to the additional week of operations in the prior year. As a result of COVID-19, events have been delayed since March 2020. The most significant impacts were due to the shift of NBA and college football games from fiscal 2020 into the current fiscal year.
The increase in programming and production costs at Broadcasting was due to an increase in the average cost of programming reflecting incremental costs of health and safety measures.
The increase in programming and production costs at the International Channels was due to an increase in sports programming costs, partially offset by the comparison to the additional week of operations in the prior year and the impact of channel closures. Higher sports programming costs were due to the timing of live sporting events driven by the shift of IPL cricket matches into the current year from fiscal 2020.
Selling, general administrative and other costs increased $161 million, to $3,491 million from $3,330 million, due to higher marketing costs at FX Channels and ABC reflecting more titles premiering in the current year, partially offset by lower bad debt expense.
Depreciation and amortization decreased $94 million, to $168 million from $262 million, primarily due to the transfer of technology assets and related depreciation primarily between Linear Networks and Content Sales/Licensing and Other and higher asset write-offs in the prior year.
Equity in the Income of Investees
Income from equity investees increased $50 million, to $781 million from $731 million, primarily due to higher income from A+E Television Networks driven by an increase in program sales and lower programming costs, partially offset by lower advertising revenue and higher marketing costs.
Operating Income from Linear Networks
Operating income decreased 11%, to $8,407 million from $9,413 million due to decreases at Cable and, to a lesser extent, Broadcasting, partially offset by an increase at the International Channels and higher income from equity investees.
The following table provides supplemental revenue and operating income detail for Linear Networks:

(in millions)	2021	2020	% Change Better (Worse)
Supplemental revenue detail
Domestic Channels	$22,463	$22,244	1%
International Channels	5,630	5,339	5%
	$28,093	$27,583	2%
Supplemental operating income detail
Domestic Channels	$6,594	$7,708	(14) %
International Channels	1,032	974	6%
Equity in the income of investees	781	731	7%
	$8,407	$9,413	(11) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Revenues
Subscription fees	$12,020	$7,645	57%
Advertising	3,366	2,357	43%
TV/SVOD distribution and other	933	550	70%
Total revenues	16,319	10,552	55%
Operating expenses	(13,234)	(10,078)	(31) %
Selling, general, administrative and other	(4,435)	(3,126)	(42) %
Depreciation and amortization	(329)	(260)	(27) %
Equity in the loss of investees	—	(1)	100%
Operating Loss	$(1,679)	$(2,913)	42%

Revenues
The increase in subscription fees was due to higher subscribers driven by growth at Disney+, Hulu and, to a lesser extent, ESPN+, and higher rates due to increases in retail pricing at Hulu, Disney+ and, to a lesser extent, ESPN+.
Higher advertising revenue reflected increases of 39% from higher impressions and 3% from higher rates due to an increase at Hulu. Higher impressions were due to increases at Hulu, Disney+ and, to a lesser extent, ESPN+.
The increase in TV/SVOD distribution and other revenue was due to higher Disney+ Premier Access revenues and an increase in Ultimate Fighting Championship (UFC) pay-per-view fees. Higher Disney+ Premier Access revenues were due to four releases in the current year, Black Widow, Raya, Jungle Cruise and Cruella, compared to one release in the prior year, Mulan. The increase in UFC pay-per-view fees reflected the benefit of thirteen events in the current year compared to eleven in the prior year and higher pricing.
The following table presents the number of paid subscribers(1) (in millions) for Disney+, ESPN+ and Hulu as of:

	October 2, 2021	October 3, 2020	% Change Better (Worse)
Disney+(2)	118.1	73.7	60%
ESPN+	17.1	10.3	66%
Hulu
SVOD Only	39.7	32.5	22%
Live TV + SVOD	4.0	4.1	(2) %
Total Hulu(3)	43.8	36.6	20%
The following table presents the average monthly revenue per paid subscriber(4) for the fiscal year ended:

	2021	2020	% Change Better (Worse)
Disney+	$4.08	$4.80	(15) %
ESPN+	$4.57	$4.35	5%
Hulu
SVOD Only	$12.86	$12.24	5%
Live TV + SVOD	$81.35	$67.24	21%
(1)Reflects subscribers for which we recognized subscription revenue. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to the bundled offering in the U.S. are counted as a paid subscriber for each service included in the bundle (Disney+, Hulu and ESPN+). Star+ in Latin America is offered as a standalone service or along with Disney+. If a subscriber has either the standalone Disney+ or Star+ service or both the Disney+ and Star+ services, they are counted as one Disney+ paid subscriber. When we aggregate the total number of paid subscribers across our DTC streaming services, whether acquired individually, through a wholesale arrangement or via the bundle, we refer to them as paid subscriptions.
(2)Includes Disney+ Hotstar and Star+. Disney+ Hotstar launched on April 3, 2020 in India (as a conversion of the preexisting Hotstar service), on September 5, 2020 in Indonesia, on June 1, 2021 in Malaysia, and on June 30, 2021 in Thailand. Disney+ Hotstar average monthly revenue per paid subscriber is significantly lower than the average monthly revenue per paid subscriber for Disney+ in other markets. Star+ launched in Latin America on August 31, 2021.
(3)Total may not equal the sum of the column due to rounding.
(4)Revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Premier Access and Pay-Per-View revenue. The average revenue per subscriber is net of discounts on bundled services. The bundled discount is allocated to each service based on the relative retail price of each service on a standalone basis. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third party platforms like Apple.

The average monthly revenue per paid subscriber for Disney+ decreased from $4.80 to $4.08 due to a higher mix of Disney+ Hotstar subscribers in the current year, partially offset by a lower mix of wholesale subscribers in the current year and increases in retail pricing.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.35 to $4.57 primarily due to increases in retail pricing in August 2021 and August 2020, partially offset by a higher mix of subscribers to the bundled offering.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service increased from $12.24 to $12.86 primarily due to higher per-subscriber advertising revenue, a lower mix of wholesale subscribers and an increase in per-subscriber premium add-on revenue, partially offset by a higher mix of subscribers to the bundled offering. The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $67.24 to $81.35 due to an increase in retail pricing in December 2020, higher per-subscriber advertising revenue and, to a lesser extent, per-subscriber premium and feature add-on revenue, partially offset by a higher mix of subscribers to the bundled offering.
Costs and Expenses
Operating expenses are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Programming and production costs	$(10,716)	$(8,124)	(32) %
Other operating expense	(2,518)	(1,954)	(29) %
	$(13,234)	$(10,078)	(31) %
The increase in programming and production costs was due to higher costs at Disney+, Hulu and, to a lesser extent, ESPN+. The increase at Disney+ was due to the ongoing expansion including launches in additional markets. Higher costs at Hulu were due to an increase in subscriber-based fees for programming the Live service driven by higher average monthly subscribers and rate increases. Higher ESPN+ costs were primarily due to new soccer programming rights, higher costs for UFC programming rights driven by two additional events in the current year, and new college sports rights. Other operating expenses, which include technical support and distribution costs, increased due to higher distribution costs at Disney+ due to the ongoing expansion.
Selling, general, administrative and other costs increased $1,309 million, to $4,435 million from $3,126 million, due to higher marketing and general and administrative costs at Disney+ driven by the ongoing expansion.
Depreciation and amortization increased $69 million, to $329 million from $260 million, driven by the ongoing expansion of Disney+.
Operating Loss from Direct-to-Consumer
Operating loss from Direct-to-Consumer decreased $1,234 million, to $1,679 million from $2,913 million due to improved results at Hulu and, to a lesser extent, ESPN+, partially offset by a higher loss at Disney+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Revenues
TV/SVOD distribution	$4,206	$5,673	(26) %
Theatrical distribution	920	2,134	(57) %
Home entertainment	1,014	1,802	(44) %
Other	1,206	1,368	(12) %
Total revenues	7,346	10,977	(33) %
Operating expenses	(4,536)	(6,871)	34%
Selling, general, administrative and other	(1,963)	(2,628)	25%
Depreciation and amortization	(294)	(291)	(1) %
Equity in the income (loss) of investees	14	(34)	nm
Operating Income	$567	$1,153	(51) %

COVID-19
Our Content Sales/Licensing businesses have been impacted by COVID-19 in a number of ways. We have delayed, or in some cases, shortened or cancelled, theatrical releases, and stage play performances were suspended as of March 2020. Stage play operations resumed, generally at reduced capacity, in the first quarter of fiscal 2021. Theaters have been subject to capacity limitations and shifting government mandates or guidance regarding COVID-19. We experienced significant disruptions in the production and availability of content, including the suspension of most film and television production in March 2020. Although film and television production generally resumed beginning in the fourth quarter of 2020, we continue to see disruption of production activities depending on local circumstances. Fewer theatrical releases and production delays have limited the availability of film content to be sold in distribution windows subsequent to the theatrical release.
Revenues
The decrease in TV/SVOD distribution revenue reflected both lower episodic and film content sales. The decrease in episodic content sales was primarily due to lower sales of Homeland, How to Get Away with Murder, Modern Family, Grey’s Anatomy and This is Us in the current year and the comparison to prior-year sales of Ratched, The Politician, Tales from the Loop and The Wilds. Lower film content sales reflected less content available due to the impact of COVID-19 and the shift from licensing our content to third parties to distributing it on our DTC streaming services.
The decrease in theatrical distribution revenue was due to the prior-year performance of Frozen II and Star Wars: The Rise of Skywalker, which were both released prior to COVID-19’s impact on our business. Other significant titles released in the prior year included Maleficent: Mistress of Evil and Ford v Ferrari, whereas the current year included Shang-Chi and the Legend of the Ten Rings, Black Widow and Free Guy.
The decrease in home entertainment revenue was due to decreases of 36% from lower unit sales and 5% from lower average net effective pricing. New release titles in the current year included Mulan, Raya and the Last Dragon and Black Widow, whereas the prior year included Frozen II, Star Wars: The Rise of Skywalker, The Lion King, Toy Story 4, Maleficent: Mistress of Evil, Onward, Ford v Ferrari, Aladdin and Avengers: Endgame. The decrease in average net effective pricing was due to a lower mix of new release titles, which have a higher sales price than catalog titles.
The decrease in other revenue was due to lower revenue from stage plays reflecting the impact of COVID-19, partially offset by an increase in revenue from Lucasfilm’s special effects business driven by more projects.
Costs and Expenses
Operating expenses are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Programming and production costs	$(3,611)	$(5,729)	37%
Distribution costs and cost of goods sold	(925)	(1,142)	19%
	$(4,536)	$(6,871)	34%
The decrease in programming and production costs was due to lower production cost amortization driven by a decline in revenues and lower film and television cost impairments.
The decrease in distribution costs and cost of goods sold was primarily due to lower home entertainment volumes, a decrease in costs for stage plays as a result of a limited number of performances in the current year and lower theatrical distribution costs due to fewer theatrical releases, partially offset by more projects at Lucasfilm’s special effects business.
Selling, general, administrative and other costs decreased $665 million, to $1,963 million from $2,628 million, primarily due to lower theatrical and home entertainment marketing costs and, to a lesser extent, a decrease in bad debt expense.
Equity in the Income (Loss) of Investees
Income from equity investments increased $48 million, to income of $14 million from a loss of $34 million, primarily due to higher income from Tata Sky Limited and the absence of an investment impairment recognized in the prior year.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $586 million, to $567 million from $1,153 million, primarily due to lower theatrical distribution and home entertainment results, partially offset by lower film and television cost impairments.

Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

(in millions)	2021	2020	% Change Better (Worse)
TFCF and Hulu acquisition amortization(1)	$(2,410)	$(2,838)	15%
Restructuring and impairment charges(2)	(315)	(5,394)	94%
German FTA gain	126	—	nm
(1)In the current year, amortization of step-up on film and television costs was $646 million and amortization of intangible assets was $1,749 million. In the prior year, amortization of step-up on film and television costs was $899 million and amortization of intangible assets was $1,913 million.
(2)The current year includes impairments and severance costs related to the closure of an animation studio and severance costs and contract termination charges in connection with the integration of TFCF. The prior year includes goodwill and intangible asset impairments and severance and contract termination charges in connection with the acquisition and integration of TFCF.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Revenues
Theme park admissions	$3,848	$4,038	(5) %
Parks & Experiences merchandise, food and beverage	3,299	3,441	(4) %
Resorts and vacations	2,701	3,402	(21) %
Merchandise licensing and retail	5,241	4,721	11%
Parks licensing and other	1,463	1,436	2%
Total revenues	16,552	17,038	(3) %
Operating expenses	(10,799)	(11,485)	6%
Selling, general, administrative and other	(2,886)	(2,642)	(9) %
Depreciation and amortization	(2,377)	(2,437)	2%
Equity in the loss of investees	(19)	(19)	— %
Operating Income	$471	$455	4%
COVID-19
Revenues at the DPEP segment were adversely impacted by COVID-19 as a result of the closure/generally reduced operating capacity across our theme parks and resorts. The following table summarizes the approximate number of weeks of operations in the current and prior year:

	Weeks of Operation
	2021	2020
Walt Disney World Resort	52	36
Disneyland Resort	22	24
Disneyland Paris	19	35
Hong Kong Disneyland Resort (1)	40	22
Shanghai Disney Resort	52	38
(1) Hong Kong Disneyland Resort generally operated 5 days per week in fiscal 2021 and 7 days per week in fiscal 2020
Revenues
The decrease in theme park admissions revenue was due to a decrease of 14% from lower attendance, partially offset by an increase of 8% from higher average ticket prices.

Parks & Experiences merchandise, food and beverage revenue was lower compared to the prior year due to a decrease of 9% from lower volumes, partially offset by an increase of 3% from higher average guest spending.
The decrease in resorts and vacations revenue was due to decreases of 17% from fewer passenger cruise days and 3% from lower occupied room nights.
Merchandise licensing and retail revenue growth was due to an increase of 9% from merchandise licensing driven by higher revenues from merchandise based on Mickey and Minnie, Spider-Man, Star Wars, including The Mandalorian, and Disney Princesses, partially offset by a decrease in revenues from merchandise based on Frozen.
The increase in parks licensing and other revenue was primarily due to an increase in sponsorship revenue, partially offset by a decrease in royalties from Tokyo Disney Resort as a result of the resort operating at reduced capacities.
The following table presents supplemental park and hotel statistics:

	Domestic		International(1)		Total
	2021	2020	2021	2020	2021	2020
Parks
Increase (decrease)
Attendance(2)	(17) %	(47) %	(4) %	(53) %	(14) %	(49) %
Per Capita Guest Spending(3)	17%	8%	(3) %	(3) %	11%	7%
Hotels
Occupancy(4)	42%	43%	21%	35%	37%	41%
Available Room Nights (in thousands)(5)	10,451	11,114	3,179	3,207	13,630	14,321
Per Room Guest Spending(6)	$374	$367	$377	$308	$374	$355
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
Costs and Expenses
Operating expenses are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Operating labor	$(4,711)	$(4,870)	3%
Infrastructure costs	(2,308)	(2,422)	5%
Cost of goods sold and distribution costs	(2,086)	(2,202)	5%
Other operating expense	(1,694)	(1,991)	15%
	$(10,799)	$(11,485)	6%
The decrease in operating labor was due to lower volumes and decreased furlough costs (net of government credits), partially offset by inflation and an increase in incentive compensation costs. The decrease in infrastructure costs was primarily due to the prior year write-down of assets at our retail stores and reduced volumes. Lower cost of goods sold were due to lower volumes. The decrease in other operating expenses was due to lower volumes and the comparison to prior-year charges for capital project abandonments.
Selling, general, administrative and other costs increased $244 million from $2,642 million to $2,886 million due to higher incentive compensation costs and increased marketing spend.
Depreciation and amortization decreased $60 million from $2,437 million to $2,377 million, primarily due to lower depreciation at our theme parks and resorts.
Segment Operating Income
Segment operating income increased $16 million, to $471 million due to an increase at our consumer products business, largely offset by a decrease at our domestic parks and experiences.
The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment:

(in millions)	2021	2020	% Change Better (Worse)
Supplemental revenue detail
Parks & Experiences
Domestic	$9,353	$10,226	(9) %
International	1,859	2,020	(8) %
Consumer Products	5,340	4,792	11%
	$16,552	$17,038	(3) %
Supplemental operating income detail
Parks & Experiences
Domestic	$(1,139)	$(623)	(83) %
International	(1,074)	(1,073)	— %
Consumer Products	2,684	2,151	25%
	$471	$455	4%
Items Excluded from Segment Operating Income Related to Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

(in millions)	2021	2020	% Change Better (Worse)
Restructuring and impairment charges(1)	$(327)	$(265)	(23) %
Amortization of TFCF intangible assets	(8)	(8)	— %
(1)The current year includes asset impairments and severance costs related to the closure of a substantial number of our Disney-branded retail stores in North America and Europe and severance costs related to other workforce reductions. The prior year includes severance costs related to workforce reductions.
CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

(in millions)	2021	2020	% Change Better (Worse)
Corporate and unallocated shared expenses	$(928)	$(817)	(14) %
The increase in corporate and unallocated shared expenses was due to higher compensation costs.
RESTRUCTURING ACTIVITIES
See Note 19 to the Consolidated Financial Statements for information regarding the Company’s restructuring activities in connection with the acquisition and integration of TFCF and at the DPEP segment.

LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

(in millions)	2021	2020
Cash provided by operations - continuing operations	$5,566	$7,616
Cash used in investing activities - continuing operations	(3,171)	(3,850)
Cash provided by (used in) financing activities - continuing operations	(4,385)	8,480
Cash provided by operations - discontinued operations	1	2
Cash provided by investing activities - discontinued operations	8	213
Impact of exchange rates on cash, cash equivalents and restricted cash	30	38
Change in cash, cash equivalents and restricted cash	$(1,951)	$12,499
Operating Activities
Continuing operations
Cash provided by operating activities of $5.6 billion for fiscal 2021 decreased 27% or $2.0 billion compared to $7.6 billion in fiscal 2020 due to lower operating cash flow at DMED and higher income tax and interest payments, partially offset by higher operating cash flow at DPEP and lower payments for severance. The decrease at DMED was due to higher spending on film and television productions. The increase at DPEP was due to lower operating cash disbursements due to the pay-down of liabilities in the prior year as a result of closures/reduced capacities and lower volumes in the current year.
Depreciation expense is as follows:

(in millions)	2021	2020
Disney Media and Entertainment Distribution	$613	$638
Disney Parks, Experiences and Products
Domestic	1,551	1,634
International	718	694
Total Disney Parks, Experiences and Products	2,269	2,328
Corporate	186	174
Total depreciation expense	$3,068	$3,140
Amortization of intangible assets is as follows:

(in millions)	2021	2020
Disney Media and Entertainment Distribution	$178	$175
Disney Parks, Experiences and Products	108	109
TFCF and Hulu	1,757	1,921
Total amortization of intangible assets	$2,043	$2,205
Produced and licensed content costs
The DMED segment incurs costs to produce and license film, episodic television and other content. Production costs include spend on content internally produced at our studios such as live-action and animated films, episodic series, specials, shorts and theatrical stage plays. Production costs also include original content commissioned from third party studios. Programming costs include content rights licensed from third parties for use on the Company’s Linear Networks and DTC streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities.

The Company’s production and programming activity for fiscal 2021 and 2020 are as follows:

(in millions)	2021	2020
Beginning balances:
Production and programming assets	$27,193	$27,407
Programming liabilities	(4,099)	(4,061)
	23,094	23,346
Spending:
Licensed programming and rights	12,412	12,077
Produced content	12,848	8,104
	25,260	20,181
Amortization:
Licensed programming and rights	(12,784)	(11,241)
Produced content	(8,175)	(9,337)
	(20,959)	(20,578)
Change in production and programming costs	4,301	(397)
Other non-cash activity	224	145
Ending balances:
Production and programming assets	31,732	27,193
Programming liabilities	(4,113)	(4,099)
	$27,619	$23,094
The Company currently expects its fiscal 2022 spend on produced and licensed content, including sports rights, to be as much as approximately $33 billion, or approximately $8 billion more than fiscal 2021 spend of $25 billion. The increase is driven by higher spend to support our DTC expansion and generally assumes no significant disruptions to production due to COVID-19. See Note 15 to the Consolidated Financial Statements for information regarding the Company’s contractual commitments to acquire sports and broadcast programming.
Commitments and guarantees
The Company has various commitments and guarantees, such as long-term leases, purchase commitments and other executory contracts, that are disclosed in the footnotes to the financial statements. See Notes 15 and 16 to the Consolidated Financial Statements for further information regarding these commitments.
Legal and Tax Matters
As disclosed in Notes 10 and 15 to the Consolidated Financial Statements, the Company has exposure for certain tax and legal matters.
Investing Activities
Continuing operations
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal 2021 and 2020 are as follows:

(in millions)	2021	2020
Disney Media and Entertainment Distribution	$862	$783
Disney Parks, Experiences and Products
Domestic	1,597	2,145
International	675	759
Total Disney Parks, Experiences and Products	2,272	2,904
Corporate	444	335
	$3,578	$4,022
Capital expenditures at the DMED segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

Capital expenditures at the DPEP segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The decrease in capital expenditures at our domestic parks and resorts in fiscal 2021 compared to fiscal 2020 was driven by the temporary suspension of certain capital projects since the onset of COVID-19 although spending increased in the latter part of fiscal 2021 compared to fiscal 2020.
Capital expenditures at Corporate primarily reflect investments in facilities, information technology infrastructure and equipment. The increase in fiscal 2021 compared to fiscal 2020 was due to higher spending on facilities.
The Company currently expects its fiscal 2022 capital expenditures will be approximately $6.1 billion compared to fiscal 2021 capital expenditures of $3.6 billion. The increase in capital expenditures is due to higher spending on cruise ship fleet expansion, Corporate facilities and production facilities and technology at the DMED segment.
Other Investing Activities
Cash provided by other investing activities of $407 million in fiscal 2021 and $172 million in fiscal 2020 reflects proceeds from the sales of investments.
Financing Activities
Continuing operations
Cash used in financing activities was $4.4 billion in fiscal 2021 compared to cash provided by financing activities of $8.5 billion in fiscal 2020. Cash used in financing activities in fiscal 2021 was due to a reduction in borrowings and the purchase of a redeemable non-controlling interest, partially offset by proceeds from the issuance of stock options. The decrease in cash provided by financing activities in fiscal 2021 compared to fiscal 2020 reflected a reduction in net borrowings of $3.7 billion in fiscal 2021 compared to proceeds from net borrowings of $11.2 billion in fiscal 2020. Additionally, we paid a cash dividend of $1.6 billion in fiscal 2020 compared to no dividend in fiscal 2021.
Borrowings activities and other
During the year ended October 2, 2021, the Company’s borrowing activity was as follows:

(in millions)	October 3, 2020	Borrowings	Payments	Other Activity	October 2, 2021
Commercial paper with original maturities less than three months(1)	$—	$—	$—	$—	$—
Commercial paper with original maturities greater than three months	2,023	2,221	(2,247)	(5)	1,992
U.S. dollar denominated notes(2)	52,736	—	(3,510)	(136)	49,090
Asia Theme Parks borrowings	1,303	35	(129)	122	1,331
Foreign currency denominated debt and other(3)	2,566	29	(98)	(504)	1,993
	$58,628	$2,285	$(5,984)	$(523)	$54,406
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is primarily due to the amortization of purchase price adjustments on debt assumed in the TFCF acquisition and debt issuance fees.
(3)The other activity is due to market value adjustments for debt with qualifying hedges.
See Note 9 to the Consolidated Financial Statements for information regarding the Company’s bank facilities and debt maturities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities maturing in March 2022, March 2023 and March 2025, and incremental term debt issuances, to retire or refinance other borrowings before or as they come due.
See Note 4 to the Consolidated Financial Statements for a summary of the Company’s put/call agreement with NBCU.
See Note 7 to the Consolidated Financial Statements for information regarding commitments to fund Hong Kong Disneyland Resort and Shanghai Disney Resort.
See Note 12 to the Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2020 and 2019. The Company did not declare or pay a dividend in fiscal 2021. The Company did not repurchase any of its shares in fiscal 2021, 2020 or 2019.
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

We believe that the Company’s financial condition remains strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects, although certain of these activities have been scaled back or suspended in light of COVID-19. Depending on the unknowable duration and severity of the future impacts of COVID-19 and its variants, the Company may take additional mitigating actions in the future such as continuing to not declare dividends (the Company did not pay a dividend with respect to fiscal 2020 operations and has not declared or paid a dividend with respect to fiscal 2021 operations); reducing, or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising additional financing; further suspending capital spending; reducing film and television content investments; or implementing additional furloughs or reductions in force. The impacts on our operating cash flows are subject to uncertainty and may require us to rely more heavily on external funding sources, such as debt and other types of financing.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of October 2, 2021, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Stable), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on October 2, 2021, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at October 2, 2021 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$37,338	$39,162	$10,587	$10,671
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

Results of operations (in millions)	2021
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(1,847)
Net income (loss)	(1,847)
Net income (loss) attributable to TWDC shareholders	(1,847)

Balance Sheet (in millions)	October 2, 2021	October 3, 2020
Current assets	$9,506	$12,899
Noncurrent assets	1,689	2,076
Current liabilities	6,878	6,155
Noncurrent liabilities (excluding intercompany to non-Guarantors)	51,439	57,809
Intercompany payables to non-Guarantors	147,629	146,748
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
Produced and Acquired/Licensed Content Costs
We amortize and test for impairment capitalized film and television production costs based on whether the content is predominantly monetized individually or as a group. See Note 2 to the Consolidated Financial Statements for further discussion.
Production costs that are classified as individual are amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues).
With respect to produced films intended for theatrical release, the most sensitive factor affecting our estimate of Ultimate Revenues is theatrical performance. Revenues derived from other markets subsequent to the theatrical release are generally highly correlated with theatrical performance. Theatrical performance varies primarily based upon the public interest and demand for a particular film, the popularity of competing films at the time of release and the level of marketing effort. Upon a film’s release and determination of the theatrical performance, the Company’s estimates of revenues from succeeding windows and markets, which may include imputed license fees for content that is used on our DTC streaming services, are revised based on historical relationships and an analysis of current market trends.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement medical expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We increased our discount rate to 2.88% at the end of fiscal 2021 from 2.82% at the end of fiscal 2020 to reflect market interest rate conditions at our fiscal 2021 year-end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2022 by approximately $341 million and would increase the projected benefit obligation at October 2, 2021 by approximately $4.0 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $292 million and $3.4 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.00%. A lower expected rate of return on plan assets will increase pension and postretirement medical expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2022 annual expense by approximately $175 million.
Goodwill, Other Intangible Assets, Long-Lived Assets and Investments
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. The Company performs its annual test of goodwill and indefinite-lived intangible assets for impairment in its fiscal fourth quarter.
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
In fiscal 2021, the Company bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment.
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
The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of the estimated undiscounted future cash flows expected to be generated over the useful life of the significant assets of an asset group to the carrying amount of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the asset group and the carrying amount of the asset group. For assets held for sale, to the extent the carrying amount is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference. Determining whether a long-lived asset is impaired requires various estimates and assumptions, including whether a triggering event has occurred, the identification of asset groups, estimates of future cash flows and the discount rate used to determine fair values.
The Company has investments in equity securities. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherent in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.
The Company recorded non-cash impairment charges of $0.3 billion and $5.2 billion in fiscal 2021 and 2020, respectively.
The fiscal 2021 charges primarily related to the closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe.
The fiscal 2020 impairment charges primarily related to impairments of MVPD agreement intangible assets ($1.9 billion) and goodwill ($3.1 billion) at the International Channels’ business. See Note 19 to the Consolidated Financial Statements for additional discussion of these impairment charges.
Allowance for Credit Losses
We evaluate our allowance for credit losses and estimate collectability of accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods. See Note 3 to the Consolidated Financial Statements for additional discussion.
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
Impacts of COVID-19 on Accounting Policies and Estimates
In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies and make changes to these estimates and judgements over time. This could result in meaningful impacts to our financial statements in future periods. A more detailed discussion of the impact of COVID-19 on the Accounting Policies and Estimates follows.
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
Prior to the Company’s reorganization in October 2020, the former Direct-to-Consumer & International segment included an International Channels reporting unit, which was comprised of the Company’s international television networks. Our international television networks primarily derive revenues from affiliate fees charged to MVPDs for the right to deliver our programming under multi-year licensing agreements and the sales of advertising time/space on the networks.
In the third quarter of fiscal 2020, we assessed the International Channels’ long-lived assets and goodwill for impairment and recorded impairments of $1.9 billion primarily related to MVPD agreement intangible assets and $3.1 billion related to goodwill.
As of October 2, 2021, the remaining balance of our international MVPD agreement intangible assets was $2.2 billion, primarily related to our channel businesses in Latin America and India.
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
As a result of the impact of COVID-19 on our businesses, our projected cash flows or projected usage of commodities are subject to a greater degree of uncertainty, which may cause us to recognize gains or losses on our hedging instruments in different periods than the hedged transaction.
New Accounting Pronouncements
See Note 20 to the Consolidated Financial Statements for information regarding new accounting pronouncements.
FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for “forward-looking statements” made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. Such statements may, for example, express expectations, projections, estimates, plans or future impacts; actions that we may take (or not take); developments beyond our control, including changes in domestic or global economic conditions; or other statements that are not historical in nature. All forward-looking statements are made on the basis of management’s views and assumptions regarding future events and business performance as of the time the statements are made and the Company does not undertake any obligation to update its disclosure relating to forward-looking matters. Actual results may differ materially from those expressed or implied due to a variety of important factors, many of which are beyond our control. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting these expectations, which may be revised or supplemented in subsequent reports we file with the SEC, are set forth under Item 1A – Risk Factors of this Report on Form 10-K as well as in this Item 7 - Management’s Discussion and Analysis and Item 1 - Business.
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

VAR on a combined basis increased to $364 million at October 2, 2021 from $323 million at October 3, 2020.
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal 2021	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2021 VAR	$357	$44	$37	$1	$364
Average VAR	342	34	48	1	345
Highest VAR	380	44	65	1	372
Lowest VAR	290	23	37	1	296
Year end fiscal 2020 VAR	304	29	81	1	323
The VAR for Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of October 2, 2021 and accordingly has been excluded from the above table.
ITEM 8. Financial Statements and Supplementary Data
See Index to Financial Statements and Supplemental Data on page 63.
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
Based on their evaluation as of October 2, 2021, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 64 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Delinquent Section 16(a) Reports,” “The Board of Directors,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2022 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” and “Executive Compensation” (other than the “Compensation Committee Report,” which is deemed furnished herein by reference, and the “Letter from the Compensation Committee”) in the 2022 Proxy Statement is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2022 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2022 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2022 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 63.
(2)Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
1.1	Underwriting Agreement, dated March 19, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and BofA Securities, Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein	Exhibit 1.1 to the Current Report on Form 8-K of the Company filed March 23, 2020
1.2	Underwriting Agreement, dated March 26, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Merrill Lynch Canada Inc., HSBC Securities (Canada) Inc. and RBC Dominion Securities Inc.	Exhibit 1.1 to the Current Report on Form 8-K of the company filed March 30, 2020
1.3	Underwriting Agreement, dated May 11, 2020, among The Walt Disney Company, TWDC Enterprises 18 Corp. and BNP Paribas Securities Corp., Credit
	Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC, as representatives of the several underwriters named therein.	Exhibit 1.1 to the Current Report on form 8-K of the Company filed May 13, 2020
3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.3 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
4.1	Senior Debt Securities Indenture, dated as of September 24, 2001, between TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed September 24, 2001
4.2	First Supplemental Indenture, dated as of March 20, 2019, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
4.3	Indenture, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, and TWDC Enterprises 18 Corp., as guarantor, and Citibank, N.A., as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
4.4	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
4.5	Description of Registrant’s Securities	Exhibit 4.6 to the Form 10-K of the Company for the fiscal year ended September 28, 2019

	Exhibit	Location
10.1	Employment Agreement dated as of February 24, 2020 between the Company and Robert Chapek †	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.2	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Form 10-K of Legacy Disney for the fiscal year ended October 1, 2011
10.3	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed July 1, 2013
10.4	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 3, 2014
10.5	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 23, 2017
10.6	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 14, 2017
10.7	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated November 30, 2018 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.8	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated March 4, 2019 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 4, 2019
10.9	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011 and as previously amended, between the Company and Robert A. Iger, dated February 24, 2020 †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.10	Employment Agreement, dated as of September 27, 2013 between the Company and Alan N. Braverman †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 2, 2013
10.11	Amendment dated February 4, 2015 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed February 5, 2015
10.12	Amendment dated August 15, 2017 to the Employment Agreement dated as of September 27, 2013 between the Company and Alan N. Braverman †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.13	Amendment dated December 3, 2018 to the Employment Agreement, dated as of September 27, 2013, as amended, between the Company and Alan N. Braverman †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 4, 2018
10.14	Amendment dated October 8, 2019 to the Employment Agreement, dated as of September 27, 2013, as amended, between the Company and Alan N. Braverman †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 11, 2019
10.15	Employment Agreement dated August 15, 2017 and effective between the Company and Jayne Parker †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.16	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed June 30, 2015
10.17	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.4 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.18	Amendment dated December 2, 2020 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 7, 2020
10.19	Employment Agreement, dated as of September 27, 2018 between the Company and Zenia Mucha †	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018

	Exhibit	Location
10.20	Employment Agreement, dated as of July 1, 2021 between the Company and Paul J. Richardson †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 3, 2021
10.21	Voluntary Non-Qualified Deferred Compensation Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 23, 2014
10.22	Description of Directors Compensation	Filed herewith
10.23	Form of Indemnification Agreement for certain officers and directors †	Annex C to the Proxy Statement for the 1987 annual meeting of DEI
10.24	Form of Assignment and Assumption of Indemnification Agreement for certain officers and directors †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 29, 2019
10.25	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.26	Amended and Restated 2002 Executive Performance Plan †	Annex A to the Proxy Statement for the 2013 Annual Meeting of the Registrant
10.27	Management Incentive Bonus Program †
The portions of the tables labeled “Performance based Bonus” in the sections of the Proxy Statement for the 2021 annual meeting titled “Compensation Program Elements - Objectives and Key Features” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.28	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of Legacy Disney
10.29	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 1, 2006
10.30	Amended and Restated 2011 Stock Incentive Plan †	Annex B to Proxy Statement of registrant filed January 17, 2020
10.31	Disney Key Employees Retirement Savings Plan †	Exhibit 10.1 to the Form 10-Q of Legacy Disney for the quarter ended July 2, 2011
10.32	Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.33	Second Amendment to the Disney Key Employees Retirement Savings Plan †	Filed herewith
10.34	Group Personal Excess Liability Insurance Plan †	Exhibit 10(x) to the Form 10-K of Legacy Disney for the fiscal year ended September 30, 1997
10.35	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.36	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.37	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.38	Form of Performance- Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.39	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests/Section 162(m) Vesting Requirements) †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.40	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.8 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.41	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.9 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018

	Exhibit	Location
10.42	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement) †	Exhibit 10.11 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.43	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests) †	Exhibit 10.10 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.44	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.12 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.45	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test/Section 162(m) Vesting Requirements) for Robert A. Iger dated as of December 13, 2017 †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended December 30, 2017
10.46	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test) as Amended and Restated November 30, 2018 by and between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.47	Performance-Based Stock Unit Award (Section 162(m) Vesting Requirement) for Robert A. Iger dated as of December 13, 2017 †	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended December 30, 2017
10.48	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 28, 2019
10.49	Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan †	Exhibit 10.1 to the Form 8-K of TFCF filed October 18, 2013
10.50	Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed March 9, 2018
10.51	First Amendment dated as of December 19, 2018 to the Five-Year Credit Agreement dated as of March 9, 2018	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 26, 2018
10.52	Five-Year Credit Agreement dated as of March 6, 2020	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 11, 2020
10.53	364-Day Credit Agreement dated as of March 5, 2021	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 8, 2021
21	Subsidiaries of the Company	Filed herewith
22	List of Guarantor Subsidiaries	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith

	Exhibit	Location
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 2, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.
†	Management contract or compensatory plan or arrangement.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 24, 2021	By:	/s/ ROBERT A. CHAPEK
(Robert A. Chapek,
Chief Executive Officer and Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. CHAPEK	Chief Executive Officer and Director	November 24, 2021
(Robert A. Chapek)

Principal Financial and Accounting Officers
/s/ CHRISTINE M. MCCARTHY	Senior Executive Vice President and Chief Financial Officer	November 24, 2021
(Christine M. McCarthy)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 24, 2021
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Director	November 24, 2021
(Susan E. Arnold)

/s/ MARY T. BARRA	Director	November 24, 2021
(Mary T. Barra)

/s/ SAFRA A. CATZ	Director	November 24, 2021
(Safra A. Catz)

/s/ AMY L. CHANG	Director	November 24, 2021
(Amy L. Chang)

/s/ FRANCIS A. DESOUZA	Director	November 24, 2021
(Francis A. deSouza)

/s/ MICHAEL B.G. FROMAN	Director	November 24, 2021
(Michael B.G. Froman)

/s/ ROBERT A. IGER	Executive Chairman, Chairman of the Board and Director	November 24, 2021
(Robert A. Iger)

/s/ MARIA ELENA LAGOMASINO	Director	November 24, 2021
(Maria Elena Lagomasino)

/s/ CALVIN R. MCDONALD	Director	November 24, 2021
(Calvin R. McDonald)

/s/ MARK G. PARKER	Director	November 24, 2021
(Mark G. Parker)

/s/ DERICA W. RICE	Director	November 24, 2021
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 2, 2021.
The effectiveness of our internal control over financial reporting as of October 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Walt Disney Company and its subsidiaries (the “Company”) as of October 2, 2021 and October 3, 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended October 2, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Amortization of Production Costs
As described in Note 2 and 8 to the consolidated financial statements and disclosed by management, capitalized film and television production costs are amortized based on whether the content is predominantly monetized individually or as a group. Production costs for content that is predominantly monetized individually is amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources, which may include imputed license fees for content that is used by the Company’s DTC streaming services, that will be earned within ten years from the date of the initial release for theatrical films. For episodic television series, Ultimate Revenues include revenues that will be earned within ten years, including imputed license fees for content that is used on the Company’s DTC streaming services, from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Production costs that are predominantly monetized as a group are amortized based on projected usage (which may be, for example, derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern. For the year ended October 2, 2021, the Company recognized $8,175 million of amortization of produced content costs, which is primarily included in “Cost of services” in the consolidated statements of operations.
The principal considerations for our determination that performing procedures relating to amortization of production costs is a critical audit matter are the significant auditor effort in performing procedures and evaluating audit evidence used in the amortization calculation for production costs monetized individually and as a group, and management’s estimates of Ultimate Revenues and projected usage.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization of production costs, including controls over the estimation of Ultimate Revenues and projected usage. These procedures also included, among others, (i) testing management’s process for determining the amortization of production costs, (ii) evaluating whether ultimate revenues for certain content titles were reasonable considering information such as past performance of comparable titles, future firm commitments to license programs, and current market trends, (iii) evaluating the accelerated amortization pattern for content predominately monetized as a group, and (iv) testing the completeness and accuracy of the underlying data used in the amortization calculation for certain titles and for historical viewership data used to calculate the estimate of projected usage for certain groups.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 24, 2021
We have served as the Company’s auditor since 1938.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	2021	2020	2019
Revenues:
Services	$61,768	$59,265	$60,579
Products	5,650	6,123	9,028
Total revenues	67,418	65,388	69,607
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(41,129)	(39,406)	(36,493)
Cost of products (exclusive of depreciation and amortization)	(4,002)	(4,474)	(5,568)
Selling, general, administrative and other	(13,517)	(12,369)	(11,549)
Depreciation and amortization	(5,111)	(5,345)	(4,167)
Total costs and expenses	(63,759)	(61,594)	(57,777)
Restructuring and impairment charges	(654)	(5,735)	(1,183)
Other income, net	201	1,038	4,357
Interest expense, net	(1,406)	(1,491)	(978)
Equity in the income (loss) of investees	761	651	(103)
Income (loss) from continuing operations before income taxes	2,561	(1,743)	13,923
Income taxes on continuing operations	(25)	(699)	(3,026)
Net income (loss) from continuing operations	2,536	(2,442)	10,897
Income (loss) from discontinued operations, net of income tax benefit (expense) of $9, $10 and ($39), respectively	(29)	(32)	687
Net income (loss)	2,507	(2,474)	11,584
Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(512)	(390)	(472)
Net income from discontinued operations attributable to noncontrolling interests	—	—	(58)
Net income (loss) attributable to The Walt Disney Company (Disney)	$1,995	$(2,864)	$11,054

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$1.11	$(1.57)	$6.26
Discontinued operations	(0.02)	(0.02)	0.38
	$1.09	$(1.58)	$6.64

Basic
Continuing operations	$1.11	$(1.57)	$6.30
Discontinued operations	(0.02)	(0.02)	0.38
	$1.10	$(1.58)	$6.68

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,828	1,808	1,666
Basic	1,816	1,808	1,656

(1)Total may not equal the sum of the column due to rounding.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2021	2020	2019
Net income (loss)	$2,507	$(2,474)	$11,584
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	41	(251)	(37)
Pension and postretirement medical plan adjustments	1,850	(1,476)	(2,446)
Foreign currency translation and other	77	115	(396)
Other comprehensive income (loss)	1,968	(1,612)	(2,879)
Comprehensive income (loss)	4,475	(4,086)	8,705
Net income from continuing operations attributable to noncontrolling interests	(512)	(390)	(530)
Other comprehensive income (loss) attributable to noncontrolling interests	(86)	(93)	65
Comprehensive income (loss) attributable to Disney	$3,877	$(4,569)	$8,240
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	October 2, 2021	October 3, 2020
ASSETS
Current assets
Cash and cash equivalents	$15,959	$17,914
Receivables, net	13,367	12,708
Inventories	1,331	1,583
Content advances	2,183	2,171
Other current assets	817	875
Total current assets	33,657	35,251
Produced and licensed content costs	29,549	25,022
Investments	3,935	3,903
Parks, resorts and other property
Attractions, buildings and equipment	64,892	62,111
Accumulated depreciation	(37,920)	(35,517)
	26,972	26,594
Projects in progress	4,521	4,449
Land	1,131	1,035
	32,624	32,078
Intangible assets, net	17,115	19,173
Goodwill	78,071	77,689
Other assets	8,658	8,433
Total assets	$203,609	$201,549

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,894	$16,801
Current portion of borrowings	5,866	5,711
Deferred revenue and other	4,317	4,116
Total current liabilities	31,077	26,628
Borrowings	48,540	52,917
Deferred income taxes	7,246	7,288
Other long-term liabilities	14,522	17,204
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	9,213	9,249
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	55,471	54,497
Retained earnings	40,429	38,315
Accumulated other comprehensive loss	(6,440)	(8,322)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	88,553	83,583
Noncontrolling interests	4,458	4,680
Total equity	93,011	88,263
Total liabilities and equity	$203,609	$201,549
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$2,536	$(2,442)	$10,897
Depreciation and amortization	5,111	5,345	4,167
Goodwill and intangible asset impairments	—	4,953	—
Net gain on investments, acquisitions and dispositions	(332)	(920)	(4,733)
Deferred income taxes	(1,241)	(392)	117
Equity in the (income) loss of investees	(761)	(651)	103
Cash distributions received from equity investees	754	774	754
Net change in produced and licensed content costs and advances	(4,301)	397	(542)
Net change in operating lease right of use assets / liabilities	46	31	—
Equity-based compensation	600	525	711
Pension and postretirement medical amortization	816	547	278
Other, net	144	94	(124)
Changes in operating assets and liabilities, net of business acquisitions:
Receivables	(357)	1,943	55
Inventories	252	14	(223)
Other assets	171	(157)	932
Accounts payable and other liabilities	2,410	(2,293)	191
Income taxes	(282)	(152)	(6,599)
Cash provided by operations - continuing operations	5,566	7,616	5,984

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,578)	(4,022)	(4,876)
Acquisitions	—	—	(9,901)
Other	407	172	(319)
Cash used in investing activities - continuing operations	(3,171)	(3,850)	(15,096)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	(26)	(3,354)	4,318
Borrowings	64	18,120	38,240
Reduction of borrowings	(3,737)	(3,533)	(38,881)
Dividends	—	(1,587)	(2,895)
Proceeds from exercise of stock options	435	305	318
Contributions from / sales of noncontrolling interests	91	94	737
Acquisition of noncontrolling and redeemable noncontrolling interests	(350)	—	(1,430)
Other	(862)	(1,565)	(871)
Cash provided by (used in) financing activities - continuing operations	(4,385)	8,480	(464)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	1	2	622
Cash provided by investing activities - discontinued operations	8	213	10,978
Cash used in financing activities - discontinued operations	—	—	(626)
Cash provided by discontinued operations	9	215	10,974

Impact of exchange rates on cash, cash equivalents and restricted cash	30	38	(98)

Change in cash, cash equivalents and restricted cash	(1,951)	12,499	1,300
Cash, cash equivalents and restricted cash, beginning of year	17,954	5,455	4,155
Cash, cash equivalents and restricted cash, end of year	$16,003	$17,954	$5,455

Supplemental disclosure of cash flow information:
Interest paid	$1,892	$1,559	$1,142
Income taxes paid	$1,638	$738	$9,259
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at September 29, 2018	1,488	$36,779	$82,679	$(3,097)	$(67,588)	$48,773	$4,059	$52,832
Comprehensive income	—	—	11,054	(2,814)	—	8,240	371	8,611
Equity compensation activity	7	912	—	—	—	912	—	912
Dividends	—	18	(2,913)	—	—	(2,895)	—	(2,895)
Contributions	—	—	—	—	—	—	737	737
Acquisition of TFCF	307	33,774	—	—	—	33,774	10,408	44,182
Adoption of new accounting guidance:
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	691	(691)	—	—	—	—
Intra-Entity Transfers of Assets Other Than Inventory	—	—	192	—	—	192	—	192
Revenues from Contracts with Customers	—	—	(116)	—	—	(116)	—	(116)
Other	—	—	22	(15)	—	7	—	7
Retirement of treasury stock	—	(17,563)	(49,118)	—	66,681	—	—	—
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(7,770)	(7,770)
Redemption of noncontrolling interest	—	—	—	—	—	—	(1,430)	(1,430)
Sales of the RSNs	—	—	—	—	—	—	(744)	(744)
Distributions and other	—	(13)	3	—	—	(10)	(619)	(629)
Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income	—	—	(2,864)	(1,705)	—	(4,569)	198	(4,371)
Equity compensation activity	8	590	—	—	—	590	—	590
Dividends	—	9	(1,596)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	94	94
Adoption of new lease accounting guidance	—	—	197	—	—	197	—	197
Distributions and other	—	(9)	84	—	—	75	(624)	(549)
Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income (loss)	—	—	1,995	1,882	—	3,877	284	4,161
Equity compensation activity	8	904	—	—	—	904	—	904
Contributions	—	—	—	—	—	—	89	89
Cumulative effect of accounting change	—	—	109	—	—	109	—	109
Distributions and other	—	70	10	—	—	80	(595)	(515)
Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
(1)Excludes redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except where noted and per share amounts)
1Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in the Disney Media and Entertainment Distribution (DMED) and Disney Parks, Experiences and Products (DPEP) segments (see additional information below on the recast of fiscal 2020 and 2019 segment information as a result of the media and entertainment reorganization). On March 20, 2019, the Company acquired Twenty-First Century Fox, Inc., a diversified global media and entertainment company, which was subsequently renamed TFCF Corporation (TFCF). As a result of the acquisition, the Company’s ownership in Hulu LLC (Hulu) increased from 30% to 60% (currently 67%). The acquired TFCF operations and Hulu have been consolidated since the acquisition (See Note 4).
The terms “Company”, “we”, “our” and “us” are used in this report to refer collectively to the parent company and the subsidiaries through which various businesses are conducted. The term “TWDC” is used to refer to the parent company.
Impact of COVID-19
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. COVID-19 and measures to prevent its spread has impacted our segments in a number of ways, most significantly at the DPEP segment where our theme parks were closed and cruise ship sailings and guided tours were suspended. These operations resumed, generally at reduced capacity, at various points since May 2020. We have delayed, or in some cases, shortened or cancelled theatrical releases, and stage play performances were suspended as of March 2020. Stage play operations resumed, generally at reduced capacity, in the first quarter of fiscal 2021. Theaters have been subject to capacity limitations and shifting government mandates or guidance regarding COVID-19. We experienced significant disruptions in the production and availability of content, including the delay of key live sports programming during fiscal 2020 and fiscal 2021, as well as the suspension of most film and television production in March 2020. Although film and television production generally resumed beginning in the fourth quarter of 2020, we continue to see disruption of production activities depending on local circumstances. Fewer theatrical releases and production delays have limited the availability of film content to be sold in distribution windows subsequent to the theatrical release.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, guests and talent.
In fiscal 2020, the Company recorded goodwill and intangible asset impairments totaling $5.0 billion, in part due to the negative impact COVID-19 has had on the International Channels business (see Note 19).
DESCRIPTION OF THE BUSINESS
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
The operations of DMED’s significant lines of business are as follows:
•Linear Networks
◦Domestic Channels: ABC Television Network and eight owned ABC television stations (Broadcasting), and Disney, ESPN (80% interest), Freeform, FX and National Geographic (73% interest) branded domestic television networks (Cable)
◦International Channels: Disney, ESPN, Fox, National Geographic and Star branded television networks outside the U.S.
◦A 50% equity investment in A+E Television Networks (A+E), which operates a variety of cable channels including A&E, HISTORY and Lifetime

•Direct-to-Consumer
◦Disney+, Disney+ Hotstar, ESPN+ (68% effective interest), Hulu and Star+ direct-to-consumer (DTC) streaming services
•Content Sales/Licensing
◦Sale of film and television content to third-party television and subscription video-on-demand (TV/SVOD) services
◦Theatrical distribution
◦Home entertainment distribution (DVD, Blu-ray discs and electronic home video licenses)
◦Music distribution
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
DMED also includes the following activities that are reported with Content Sales/Licensing:
•Post-production services by Industrial Light & Magic and Skywalker Sound
•A 30% ownership interest in Tata Sky Limited, which operates a direct-to-home satellite distribution platform in India
The significant revenues of DMED are as follows:
•Affiliate fees - Fees charged by our Linear Networks to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. YouTube TV) service providers) (MVPDs) and television stations affiliated with the ABC Network for the right to deliver our programming to their customers
•Advertising - Sales of advertising time/space on our Linear Networks and Direct-to-Consumer
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services
•TV/SVOD distribution - Licensing fees and other revenue for the right to use our film and television productions and revenue from fees charged to customers to view our sports programming (“pay-per-view”) and streaming access to films that are also playing in theaters (“Premier Access”). TV/SVOD distribution revenue is primarily reported in Content Sales/Licensing, except for pay-per-view and Premier Access revenue, which is reported in Direct-to-Consumer
•Theatrical distribution - Rentals from licensing our film productions to theaters
•Home entertainment - Sale of our film and television content to retailers and distributors in home video formats
•Other content sales/licensing revenue - Revenues from licensing our music, ticket sales from stage play performances and fees from licensing our intellectual properties (“IP”) for use in stage plays
•Other revenue - Fees from sub-licensing of sports programming rights (reported in Linear Networks) and post-production services (reported with Content Sales/Licensing)
The significant expenses of DMED are as follows:
•Operating expenses consist primarily of programming and production costs, technical support costs, operating labor, distribution costs and costs of sales. Programming and production costs include amortization of acquired licensed programming rights (including sports rights), amortization of capitalized production costs (including participations and residuals) and production costs related to live programming such as news and sports. Programming and production costs are generally allocated across the DMED businesses based on the estimated relative value of the distribution windows. These costs are largely incurred across three content creation groups, as follows:
◦Studios - Primarily capitalized production costs related to feature films produced under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar and Searchlight Pictures banners
◦General Entertainment - Primarily acquisition of rights to and internal production of episodic television programs and news content. Internal content is generally produced by the following television studios: ABC Signature; 20th Television; Disney Television Animation, FX Productions and various studios for which we commission productions for our branded channels and DTC streaming services
◦Sports - Primarily acquisition of professional and college sports programming rights and related production costs
•Selling, general and administrative costs
•Depreciation and amortization
Disney Parks, Experiences and Products
The operations of DPEP’s significant lines of business are as follows:
•Parks & Experiences:
◦Theme parks and resorts, which include: Walt Disney World Resort in Florida; Disneyland Resort in California; Disneyland Paris; Hong Kong Disneyland Resort (48% ownership interest); Shanghai Disney Resort (43% ownership interest), all of which are consolidated in our results. Additionally, the Company licenses our IP to a third party to operate Tokyo Disney Resort

◦Disney Cruise Line, Disney Vacation Club, National Geographic Expeditions (73% ownership interest), Adventures by Disney and Aulani, a Disney Resort & Spa in Hawaii
•Consumer Products:
◦Licensing of our trade names, characters, visual, literary and other IP to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through retail, online and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic, which is reported in DMED)
The significant revenues of DPEP are as follows:
•Theme park admissions - Sales of tickets for admission to our theme parks
•Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships
•Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties
•Merchandise licensing and retail:
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise at The Disney Store and through internet shopping sites generally branded shopDisney, as well as to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities and real estate rent and sales. In addition, we earn royalties on Tokyo Disney Resort revenues
The significant expenses of DPEP are as follows:
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
In fiscal 2021, we changed the presentation of segment operating results as discussed below and have recast our fiscal 2020 and fiscal 2019 segment operating results to align with the fiscal 2021 presentation.
Media and Entertainment Reorganization
In October 2020, the Company reorganized its media and entertainment operations, which had been previously reported in three segments: Media Networks, Studio Entertainment and Direct-to-Consumer & International. As a result of the reorganization, the operations of the media and entertainment businesses are reported as one segment, DMED.
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

Elimination of Consumer Products Revenue Share
Under our legacy segment financial reporting, the Studio Entertainment segment received a revenue share related to the consumer products business, which is included in the DPEP segment. Under the new reporting structure, DMED does not receive a revenue share from DPEP related to the consumer products business.
Segment revenues and segment operating income are as follows:

	2021	2020	2019
Revenues
Disney Media and Entertainment Distribution	$50,866	$48,350	$42,821
Disney Parks, Experiences and Products	16,552	17,038	26,786
Total consolidated revenues	$67,418	$65,388	$69,607
Segment operating income
Disney Media and Entertainment Distribution	$7,295	$7,653	$7,528
Disney Parks, Experiences and Products	471	455	7,319
Total segment operating income(1)	$7,766	$8,108	$14,847
(1)Equity in the income (loss) of investees is included in segment operating income as follows:

	2021	2020	2019
Disney Media and Entertainment Distribution	$795	$696	$463
Disney Parks, Experiences and Products	(19)	(19)	(13)
Equity in the income of investees included in segment operating income	776	677	450
Impairment of equity investments	—	—	(538)
Amortization of TFCF intangible assets related to equity investees	(15)	(26)	(15)
Equity in the income (loss) of investees	$761	$651	$(103)
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	2021	2020	2019
Segment operating income	$7,766	$8,108	$14,847
Corporate and unallocated shared expenses	(928)	(817)	(987)
Restructuring and impairment charges	(654)	(5,735)	(1,183)
Other income, net	201	1,038	4,357
Interest expense, net	(1,406)	(1,491)	(978)
TFCF and Hulu acquisition amortization(1)	(2,418)	(2,846)	(1,595)
Impairment of equity investments(2)	—	—	(538)
Income (loss) from continuing operations before income taxes	$2,561	$(1,743)	$13,923
(1)For fiscal 2021, amortization of intangible assets, fair value step-up on film and television costs and intangibles related to TFCF equity investees were $1,757 million, $646 million and $15 million, respectively. For fiscal 2020, amortization of intangible assets, fair value step-up on film and television costs and intangibles related to TFCF equity investees were $1,921 million, $899 million and $26 million, respectively. For fiscal 2019, amortization of intangible assets, fair value step-up on film and television costs and intangibles related to TFCF equity investees were $1,043 million, $537 million and $15 million, respectively.
(2)Impairment of equity investments for fiscal 2019 primarily reflects the impairments of Vice Group Holding Inc. and of an investment in a cable channel at A+E Television Networks ($353 million and $170 million, respectively).

Capital expenditures, depreciation expense and amortization expense are as follows:

Capital expenditures	2021	2020	2019
Disney Media and Entertainment Distribution	$862	$783	$520
Disney Parks, Experiences and Products
Domestic	1,597	2,145	3,294
International	675	759	852
Corporate	444	335	210
Total capital expenditures	$3,578	$4,022	$4,876
Depreciation expense
Disney Media and Entertainment Distribution	$613	$638	$479
Disney Parks, Experiences and Products
Domestic	1,551	1,634	1,474
International	718	694	724
Amounts included in segment operating income	2,269	2,328	2,198
Corporate	186	174	167
Total depreciation expense	$3,068	$3,140	$2,844
Amortization of intangible assets
Disney Media and Entertainment Distribution	$178	$175	$172
Disney Parks, Experiences and Products	108	109	108
Amounts included in segment operating income	286	284	280
TFCF and Hulu	1,757	1,921	1,043
Total amortization of intangible assets	$2,043	$2,205	$1,323
Identifiable assets(1) are as follows:

	October 2, 2021	October 3, 2020
Disney Media and Entertainment Distribution	$144,675	$139,538
Disney Parks, Experiences and Products	41,763	42,320
Corporate(2)	17,171	19,691
Total consolidated assets	$203,609	201,549
(1)Equity method investments included in identifiable assets by segment are as follows:

	October 2, 2021	October 3, 2020
Disney Media and Entertainment Distribution	$2,578	$2,574
Disney Parks, Experiences and Products	2	3
Corporate	58	55
	$2,638	$2,632
Intangible assets, which include character/franchise intangibles, copyrights, trademarks, MVPD agreements and FCC licenses (see Note 14), included in identifiable assets by segment are as follows:

	October 2, 2021	October 3, 2020
Disney Media and Entertainment Distribution	$14,143	$16,087
Disney Parks, Experiences and Products	2,952	3,066
Corporate	20	20
	$17,115	$19,173
(2)Primarily fixed assets and cash and cash equivalents.

The following table presents our revenues and segment operating income by geographical markets:

	2021	2020	2019
Revenues
Americas	$54,157	$51,992	$53,805
Europe	6,690	7,333	8,006
Asia Pacific	6,571	6,063	7,796
	$67,418	$65,388	$69,607
Segment operating income
Americas	$6,314	$5,819	$10,247
Europe	800	1,273	2,433
Asia Pacific	652	1,016	2,167
	$7,766	$8,108	$14,847
Long-lived assets(1) by geographical markets are as follows:

	October 2, 2021	October 3, 2020
Americas	$144,788	$141,674
Europe	8,215	7,672
Asia Pacific	12,012	12,235
	$165,015	$161,581
(1)Long-lived assets are total assets less: current assets, long-term receivables, deferred taxes, financial investments and the fair value of derivative instruments.
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
Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2021 and 2019 were fifty-two week years. Fiscal 2020 was a fifty-three week year, which began on September 29, 2019 and ended on October 3, 2020.
Reclassifications
Certain reclassifications have been made in the fiscal 2020 and fiscal 2019 financial statements and notes to conform to the fiscal 2021 presentation.

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
Significant service revenues include:
•Affiliate fees
•Advertising revenues
•Subscription fees to our DTC streaming services
•Revenue from the licensing and distribution of film and television properties
•Admissions to our theme parks, charges for room nights at hotels and sales of cruise vacation packages
•Royalties from licensing our IP for use on consumer goods, published materials and in multi-platform games
Significant operating costs related to the sale of services include:
•Programming and production costs
•Distribution costs
•Operating labor
•Facilities and infrastructure costs
Significant tangible product revenues include:
•The sale of food, beverage and merchandise at our retail locations
•The sale of DVDs and Blu-ray discs
•The sale of books, comic books and magazines
Significant operating costs related to the sale of tangible products include:
•Costs of goods sold
•Programming and production costs
•Distribution costs
•Operating labor
•Retail occupancy costs
Revenue Recognition
At the beginning of fiscal 2019, the Company adopted Financial Accounting Standards Board (FASB) guidance that replaced the existing accounting guidance for revenue recognition and recorded a net reduction of $116 million to opening fiscal 2019 retained earnings.
The Company’s revenue recognition policies are as follows:
•Affiliate fees are recognized as the programming is provided based on contractually specified per subscriber rates and the actual number of the affiliate’s customers receiving the programming.
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
•Subscription fees are recognized ratably over the term of the subscription.
•Advertising sales are recognized as revenue, net of agency commissions, when commercials are aired. For contracts that contain a guaranteed number of impressions, revenues are recognized based on impressions delivered. When the guaranteed number of impressions is not met (“ratings shortfall”), revenues are not recognized for the ratings shortfall until the additional impressions are delivered.
•Theme park admissions are recognized when the tickets are used. Sales of annual passes are recognized ratably over the period for which the pass is available for use.
•Resorts and vacations sales are recognized as revenue as the services are provided to the guest. Sales of vacation club properties are recognized as revenue upon the later of when title transfers to the customer or when construction activity is deemed complete.
•Merchandise, food and beverage sales are recognized at the time of sale. Sales from our branded internet shopping sites and to wholesalers are recognized upon delivery. We estimate returns and customer incentives based upon historical return experience, current economic trends and projections of consumer demand for our products.
•TV/SVOD distribution fixed license fees are recognized as revenue when the content is available for use by the licensee. License fees based on the underlying sales of the licensee are recognized as revenue as earned based on the contractual royalty rate applied to the licensee sales.
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
•Theatrical distribution licensing fees are recognized as revenue based on the contractual royalty rate applied to the distributor’s underlying sales from exhibition of the film.
•Merchandise licensing fees are recognized as revenue as earned based on the contractual royalty rate applied to the licensee’s underlying product sales. For licenses with minimum guaranteed license fees, the excess of the minimum guaranteed amount over actual royalties earned (“shortfall”) is recognized straight-line over the remaining license period once an expected shortfall is probable.
•Home entertainment sales in physical formats are recognized as revenue on the later of the delivery date or the date that the product can be sold by retailers. We reduce home entertainment revenues for estimated future returns of merchandise and sales incentives based upon historical return experience, current economic trends and projections of consumer demand for our products. Sales of our films in electronic formats are recognized as revenue when the product is available for use by the consumer.
•Taxes collected from customers and remitted to governmental authorities are excluded from revenue.
•Shipping and handling fees collected from customers are recorded as revenue and the related shipping expenses are recorded in cost of products upon delivery of the product to the consumer.
Allowance for Credit Losses
We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions and reasonable supportable forecasts of future economic conditions.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal 2021, 2020 and 2019 was $5.5 billion, $4.7 billion and $4.3 billion, respectively. The increase in advertising expense for fiscal 2021 compared to fiscal 2020 was due to higher spend for our DTC streaming services. The increase in advertising expense for fiscal 2020 compared to fiscal 2019 was primarily due to the consolidation of TFCF and Hulu, partially offset by lower advertising for our theatrical, home entertainment and parks and experiences businesses.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statements of Cash Flows.

	October 2, 2021	October 3, 2020	September 28, 2019
Cash and cash equivalents	$15,959	$17,914	5,418
Restricted cash included in:
Other current assets	3	3	26
Other assets	41	37	11
Total cash, cash equivalents and restricted cash in the statement of cash flows	$16,003	$17,954	$5,455
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
Translation Policy
Generally, the U.S. dollar is the functional currency for our international film and television distribution and licensing businesses and the branded International Channels and DTC streaming services. Generally, the local currency is the functional currency for the Asia Theme Parks, Disneyland Paris, the Star branded channels in India, international sports channels and international locations of The Disney Store.
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
Film and Television Content Costs
At the beginning of fiscal 2020, the Company adopted, on a prospective basis, new FASB guidance that updates the accounting for film and television content costs. Therefore, reporting periods beginning after September 29, 2019 are presented under the new guidance, while prior periods continue to be reported in accordance with our historical accounting. The new guidance aligns the capitalization of production costs for episodic television content with the capitalization of production costs for theatrical content. Previously, theatrical content production costs could be fully capitalized while episodic television production costs were generally limited to the amount of contracted revenues. This change did not have a material impact on the Company’s financial statements for fiscal year 2020.
Capitalized content cost, whether produced or acquired/licensed rights are recognized as “Produced and licensed content costs” in the Consolidated Balance Sheet. Advances for live programming rights made prior to the live event are reported in “Content advances” in the Consolidated Balance Sheet. The new guidance introduced the concept of “predominant monetization strategy” to classify capitalized content costs for purposes of amortization and impairment as follows:
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
The determination of the predominant monetization strategy is made at commencement of production on a consolidated basis and is based on the means by which we derive third-party revenues from use of the content. Imputed title by title license fees that may be necessary for other purposes and are established as required by those purposes.
We generally classify content that is initially intended for use on our DTC streaming services or Linear Networks as group assets. Content initially intended for theatrical release or for sale to third-party licensees, we generally classify as individual assets. Because the new accounting guidance is applied prospectively, the predominant monetization strategy for content released prior to the beginning of fiscal 2020 was determined based on the expected means of monetization over the remaining life of the content. Thus for example, film titles that were released theatrically and in home entertainment prior to fiscal year 2020 and are now distributed on Disney+ are generally considered group content.
The classification of content as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment (e.g. content that was initially intended for license to a third-party is instead used on an owned DTC service). When there is a significant change in monetization strategy, the title’s capitalized content costs are tested for impairment.
Production costs for content that is predominantly monetized individually is amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources, which may include imputed license fees for content that is used on our DTC streaming services, that will be earned within ten years from the date of the initial release for theatrical films. For episodic television series, Ultimate Revenues include revenues that will be earned within ten years, including imputed license fees for content that is used on our DTC streaming services, from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Participations and residuals are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues for each production.
Production costs that are predominantly monetized as a group are amortized based on projected usage (which may be, for example, derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern. Participations and residuals are generally expensed in line with the pattern of usage.
Licensed rights to film and television content and other programs for broadcast on our Linear Networks or DTC streaming services are expensed on an accelerated or straight-line basis over their useful life or over the number of times the program is expected to be aired, as appropriate. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. If annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season.
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
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of October 2, 2021 and October 3, 2020, capitalized software costs, net of accumulated depreciation, totaled $1,186 million and $778 million, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software up to 7 years.

Parks, Resorts and Other Property
Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method, generally over estimated useful lives as follows:

Attractions, buildings and improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 25 years
Land improvements	20 – 40 years
Leasehold improvements	Life of lease or asset life if less
Leases
At the beginning of fiscal 2020, the Company adopted new lease accounting guidance issued by the FASB. The most significant change requires lessees to record the present value of operating lease payments as right-of-use assets and lease liabilities on the balance sheet. We adopted the new guidance using the modified retrospective method at the beginning of fiscal year 2020, therefore reporting periods beginning after September 29, 2019 are presented under the new guidance, while prior periods continue to be reported in accordance with our historical accounting.
We determine whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company calculates the present value of operating lease payments using the Company’s incremental borrowing rate applicable to the lease, which is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset. Our leases may require us to make fixed rental payments, variable lease payments based on usage or sales and fixed non-lease costs relating to the leased asset. Variable lease payments are generally not included in the measurement of the right-of-use asset and lease liability. Fixed non-lease costs, for example common-area maintenance costs, are included in the measurement of the right-of-use asset and lease liability as the Company does not separate lease and non-lease components.
Goodwill, Other Intangible Assets and Long-Lived Assets
The Company is required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis and if current events or circumstances require, on an interim basis. The Company performs its annual test of goodwill and indefinite-lived intangible assets for impairment in its fiscal fourth quarter.
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
In fiscal 2021, the Company bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment.
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
The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our FCC licenses and trademarks, which are our most significant indefinite-lived intangible assets.
Finite-lived intangible assets are generally amortized on a straight-line basis over periods up to 40 years. The costs to periodically renew our intangible assets are expensed as incurred.
The Company tests long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. Once a triggering event has occurred, the impairment test employed is based on whether the Company’s intent is to hold the asset for continued use or to hold the asset for sale. The impairment test for assets held for use requires a comparison of the estimated undiscounted future cash flows expected to be generated over the relevant useful life of an asset group to the carrying amount of the asset group. An asset group is generally established by identifying the lowest level of cash flows generated by a group of assets that are largely independent of the cash flows of other assets and could include assets used across multiple businesses. If the carrying amount of an asset group exceeds the estimated undiscounted future cash flows, an impairment would be measured as the difference between the fair value of the group’s long lived-assets and the carrying amount of the group’s long-lived assets. The impairment is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts, but only to the extent the carrying amount of each asset is above its fair value. For assets held for sale, to the extent the carrying amount is greater than the asset’s fair value less costs to sell, an impairment loss is recognized for the difference.
The Company recorded non-cash impairment charges of $0.3 billion, $5.2 billion, and $0.6 billion in fiscal 2021, 2020 and 2019, respectively.
The fiscal 2021 charges primarily related to the closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe.
The fiscal 2020 impairment charges primarily related to impairments of MVPD agreement intangibles assets ($1.9 billion) and goodwill ($3.1 billion) at the International Channels business. See Note 19 to the Consolidated Financial Statements for additional discussion of these impairment charges.
The fiscal 2019 charges primarily related to impairments of investments accounted for under the equity method of accounting recorded in “Equity in the income (loss) of investees” in the Consolidated Statements of Operations.
The Company expects its aggregate annual amortization expense for finite-lived intangible assets for fiscal 2022 through 2026 to be as follows:

2022	$2,005
2023	1,806
2024	1,567
2025	1,469
2026	976
Risk Management Contracts
In the normal course of business, the Company employs a variety of financial instruments (derivatives) including interest rate and cross-currency swap agreements and forward and option contracts to manage its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices.
The Company formally documents all relationships between hedges and hedged items as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company primarily enters into two types of derivatives: hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset, liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction (e.g. forecasted revenue) or the variability of cash flows to be paid or received, related to a recognized liability or asset (e.g. floating-rate debt).
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
Redeemable Noncontrolling Interests
The Company consolidates the results of certain subsidiaries that are less than 100% owned and for which the noncontrolling interest shareholders have the rights to require the Company to purchase their interests in these subsidiaries. The most significant of these are Hulu and BAMTech LLC (BAMTech).
Hulu provides DTC streaming services and is owned 67% by the Company and 33% by NBCU. In May 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. Under the agreement, beginning in January 2024, NBCU has the option to require the Company to purchase NBCU’s interest in Hulu and the Company has the option to require NBCU to sell its interest in Hulu to the Company, at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s then equity fair value or a guaranteed floor value of $27.5 billion.
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 13, 2019 agreement date accreted to the January 2024 estimated redemption value. At October 2, 2021, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.4 billion.
BAMTech provides streaming technology services to third parties and is owned 85% by the Company and 15% by the MLB. Prior to September 2021, BAMTech was owned 75% by the Company, 15% by MLB and 10% by the NHL. The NHL interest included a right to require the Company to purchase the NHL interest for $350 million in 2021. In August 2021, the NHL exercised its right and the Company purchased the NHL interest for $350 million in September 2021.
MLB has the right to sell its interest to the Company and the Company has the right to buy MLB’s interest starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech at a redemption value equal to the greater of fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition).
The MLB interest is required to be carried at a minimum value equal to its acquisition date fair value accreted to its estimated redemption value through the applicable redemption date. Therefore, the MLB interest is generally not allocated its portion of BAMTech losses. As of October 2, 2021, the MLB interest was recorded in the Company’s financial statements at $820 million.
Our estimate of the redemption value of noncontrolling interests requires management to make significant judgments with respect to the future value of the noncontrolling interests. We are accreting the noncontrolling interests of both BAMTech and Hulu to their guaranteed floor values. If our estimate of the future redemption value increased above either of the guaranteed floor values, we would change our rate of accretion, which would generally increase earnings recorded in “Net income from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests” and thus reduce “Net income (loss) attributable to The Walt Disney Company (Disney)” on the Consolidated Statements of Operations.

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
A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2021	2020	2019
Weighted average number of common and common equivalent shares outstanding (basic)	1,816	1,808	1,656
Weighted average dilutive impact of Awards(1)	12	—	10
Weighted average number of common and common equivalent shares outstanding (diluted)	1,828	1,808	1,666
Awards excluded from diluted earnings per share	4	35	7
(1)Amounts exclude all potential common and common equivalent shares for periods when there is a net loss from continuing operations.
3Revenues
The following table presents our revenues by segment and major source:

	2021			2020			2019
	DMED	DPEP	Total	DMED	DPEP	Total	DMED	DPEP	Total
Affiliate fees	$17,760	$—	$17,760	$17,929	$—	$17,929	$15,948	$—	$15,948
Advertising	12,425	4	12,429	10,851	4	10,855	10,507	6	10,513
Subscription fees	12,020	—	12,020	7,645	—	7,645	2,115	—	2,115
Theme park admissions	—	3,848	3,848	—	4,038	4,038	—	7,540	7,540
Resort and vacations	—	2,701	2,701	—	3,402	3,402	—	6,266	6,266
Retail and wholesale sales of merchandise, food and beverage	—	4,957	4,957	—	4,952	4,952	—	7,716	7,716
TV/SVOD distribution licensing	5,266	—	5,266	6,253	—	6,253	5,555	—	5,555
Theatrical distribution licensing	920	—	920	2,134	—	2,134	4,726	—	4,726
Merchandise licensing	12	3,586	3,598	32	3,210	3,242	51	3,329	3,380
Home entertainment	1,014	—	1,014	1,802	—	1,802	1,961	—	1,961
Other	1,449	1,456	2,905	1,704	1,432	3,136	1,958	1,929	3,887
Total revenues	$50,866	$16,552	$67,418	$48,350	$17,038	$65,388	$42,821	$26,786	$69,607
The following table presents our revenues by segment and primary geographical markets:

	2021			2020			2019
	DMED	DPEP	Total	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$41,754	$12,403	$54,157	$39,163	$12,829	$51,992	$33,602	$20,203	$53,805
Europe	5,022	1,668	6,690	5,240	2,093	7,333	4,762	3,244	8,006
Asia Pacific	4,090	2,481	6,571	3,947	2,116	6,063	4,457	3,339	7,796
Total revenues	$50,866	$16,552	$67,418	$48,350	$17,038	$65,388	$42,821	$26,786	$69,607
Revenues recognized in the current and prior year from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD licensee sales on titles made available to the licensee in previous reporting periods. For fiscal 2021, $1.3 billion was recognized related to performance obligations satisfied prior to October 3, 2020. For fiscal 2020, $1.4 billion was recognized related to performance obligations satisfied prior to September 30, 2019. For fiscal 2019, $1.2 billion was recognized related to performance obligations satisfied prior to September 30, 2018.
As of October 2, 2021, revenue for unsatisfied performance obligations expected to be recognized in the future is $14 billion, which primarily relates to content to be delivered in the future under existing agreements with television station affiliates and TV/SVOD licensees. Of this amount, we expect to recognize approximately $6 billion in fiscal 2022, $4 billion in fiscal 2023, $2 billion in fiscal 2024 and $2 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

	October 2, 2021	October 3, 2020
Contract assets	$155	$70
Accounts Receivable
Current	11,190	11,340
Non-current	1,359	1,789
Allowance for credit losses	(194)	(460)
Deferred revenues
Current	4,067	3,688
Non-current	581	513
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for fiscal 2021 and 2020 related to contract assets was not material. The allowance for credit losses decreased from $460 million at October 3, 2020 to $194 million at October 2, 2021 primarily due to the adoption of new accounting guidance on the measurement of credit losses (see Note 20).
For fiscal 2021, the Company recognized revenues of $2.9 billion, primarily related to content sales, including subscription revenue, and licensing advances included in the deferred revenue balance at October 3, 2020. For fiscal 2020, the Company recognized revenues of $3.4 billion primarily related to theme park admissions and vacation packages and licensing and publishing advances included in the deferred revenue balance at September 28, 2019. For fiscal 2019, the Company recognized revenues of $2.7 billion primarily related to theme park admissions and vacation packages and licensing and publishing advances included in the deferred revenue balance at September 29, 2018.
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties. These receivables are discounted to present value at contract inception, and the related revenues are recognized at the discounted amount.
The balance of film and television program sales receivables recorded in other non-current assets, net of an allowance for credit losses that is not material, was $0.8 billion as of October 2, 2021. The activity in the allowance for credit loss for fiscal 2021 was not material.
The balance of mortgage receivables recorded in other non-current assets, net of an allowance for credit loss that is not material, was $0.6 billion as of October 2, 2021. The activity in the allowance for credit loss for fiscal 2021 was not material.
4.Acquisitions
TFCF Corporation
On March 20, 2019, the Company acquired the outstanding capital stock of TFCF for $69.5 billion, of which the Company paid $35.7 billion in cash and $33.8 billion in Disney shares (307 million shares at a price of $110.00 per share). Prior to the acquisition, TFCF and a newly-formed subsidiary of TFCF (New Fox) entered into a separation agreement, pursuant to which TFCF transferred to New Fox a portfolio of TFCF’s news, sports and broadcast businesses and certain other assets. TFCF retained all of the assets and liabilities not transferred to New Fox, the most significant of which were the Twentieth Century Fox film and television studios, certain cable networks (primarily FX and National Geographic), TFCF’s international television businesses (including Star) and TFCF’s 30% interest in Hulu. Under the terms of the agreement governing the acquisition, the Company will generally phase-out Fox brands by 2024, but has perpetual rights to certain Fox brands, including Twentieth Century Fox and Fox Searchlight, although these have been rebranded to Twentieth Century Studios and Searchlight Pictures, respectively.
We acquired TFCF to enhance the Company’s position as a premier, global entertainment company by increasing our portfolio of creative assets and branded content to be monetized through our film and television studio, theme parks and direct-to-consumer offerings.
The purchase price for TFCF includes $361 million related to TFCF stock awards that were settled or replaced in connection with the acquisition, and in fiscal 2019, the Company recognized compensation expense of $164 million related to stock awards that were accelerated to vest upon closing of the acquisition. Additionally, compensation expense of $219 million related to stock awards that were replaced with new restricted stock units is being recognized over the post-acquisition service period of up to approximately two years.
In fiscal 2019, the Company incurred $0.3 billion of acquisition-related expenses, of which $0.2 billion is included in “Selling, general, administrative and other”, and $0.1 billion related to financing fees is included in “Interest expense, net” in the Consolidated Statements of Operations.
In fiscal 2019, the Company remeasured its initial 30% interest in Hulu to its estimated fair value and recorded a one-time gain of $4.8 billion (Hulu Gain), which was determined based on a discounted cash flow analysis. On April 15, 2019, Hulu redeemed Warner Media LLC’s (WM) 10% interest in Hulu for $1.4 billion. The redemption was funded by the Company and NBCU. This resulted in the Company’s and NBCU’s interests in Hulu increasing to 67% and 33%, respectively. NBCU’s interest is classified as a redeemable noncontrolling interest in the Consolidated Balance Sheets. See Note 2 for further discussion of NBCU’s interest.
In order to obtain regulatory approval for the acquisition, the Company agreed to sell TFCF’s domestic regional sports networks (RSNs) (sold in August 2019 for approximately $11 billion) and sports media operations in Brazil and Mexico. In addition, the Company agreed to divest its interest in certain European cable channels that were controlled by A+E Television Networks (A+E) (sold in April 2019 for an amount that was not material). In the third quarter of fiscal 2020, the Company received regulatory approval to retain the sports media operation in Brazil. In May 2021, the Company entered into an agreement to sell the Fox sports media business in Mexico for an amount that is not material. The transaction received regulatory approval and closed in November 2021. The RSNs and sports media operation in Mexico, along with certain other divested businesses, are presented as discontinued operations in the Consolidated Statements of Operations. At October 2, 2021 and October 3, 2020, the assets and liabilities of the businesses held for sale are not material and are included in other assets and other liabilities in the Consolidated Balance Sheets.
The following pro forma summary presents consolidated information of the Company for fiscal 2019 as if the acquisition of TFCF and consolidation of Hulu had occurred on October 1, 2017:

Revenues	$78,047
Net income	7,511
Net income attributable to Disney	7,206
Earnings per share attributable to Disney:
Diluted	$3.68
Basic	3.70
The pro forma results include adjustments for purposes of consolidating the historical financial results of TFCF and Hulu (net of adjustments to eliminate transactions between Disney and TFCF, Disney and Hulu, and Hulu and TFCF). The pro forma results include $3.1 billion (of which $0.4 billion related to the RSNs) to reflect the incremental amortization as a result of recording film and television programming and production costs and finite lived intangible assets at fair value. Interest expense of $0.4 billion is included to reflect the cost of borrowings to finance the TFCF acquisition. The pro forma results also include $0.9 billion of net income attributable to Disney related to TFCF businesses that have been divested.
The pro forma results exclude the Hulu Gain, compensation expense of $0.2 billion related to TFCF equity and cash awards that were accelerated to vest upon closing of the acquisition, and $0.4 billion of acquisition-related expenses. These amounts were recognized by Disney and TFCF in fiscal 2019.
The pro forma results exclude a $10.8 billion gain on the sale of TFCF’s 39% interest in Sky plc in October 2018.

The pro forma results do not represent financial results that would have been realized had the acquisition actually occurred on October 1, 2017, nor are they intended to be a projection of future results.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Media Networks	DPEP	Studio Entertainment	Direct-to-Consumer & International	DMED	Total
Balance at Sept. 28, 2019	$33,423	$5,535	$17,797	$23,538	$—	$80,293
Acquisitions(1)	568	15	98	51	—	732
Impairments (see Note 19)	—	—	—	(3,074)	—	(3,074)
Currency translation adjustments and other, net	—	—	(100)	(162)	—	(262)
Balance at Oct. 3, 2020	$33,991	$5,550	$17,795	$20,353	$—	$77,689
Segment recast(2)	(33,991)	—	(17,795)	(20,353)	72,139	—
Currency translation adjustments and other, net	—	—	—	—	382	382
Balance at Oct. 2, 2021	$—	$5,550	$—	$—	$72,521	$78,071
(1)Reflects updates to allocation of purchase price for the acquisition of TFCF.
(2)Reflects the reallocation of goodwill as a result of the Company recasting its segments.
5Other Income, Net
Other income, net is as follows:

	2021	2020	2019
DraftKings gain (loss)	$(111)	$973	$—
fuboTV gain	186	—	—
German FTA gain	126	—	—
Endemol Shine gain	—	65	—
Hulu gain (see Note 4)	—	—	4,794
Insurance recoveries related to legal matters	—	—	46
Charge for the extinguishment of a portion of the debt originally assumed in the TFCF acquisition (see Note 9)	—	—	(511)
Gain on sale of real estate, property rights and other	—	—	28
Other income, net	$201	$1,038	$4,357
In fiscal 2021, the Company recognized a non-cash loss of $111 million from the adjustment of its investment in DraftKings, Inc. (DraftKings) to fair value (DraftKings gain (loss)). In fiscal 2020, the Company recognized a $973 million DraftKings gain.
In fiscal 2021, the Company recognized a $186 million gain from the sale of our investment in fuboTV Inc. (fuboTV gain) and a $126 million gain on the sale of its 50% interest in a German free-to-air (FTA) television network (German FTA gain).
In fiscal 2020, the Company recognized a $65 million gain on the sale of its 50% interest in Endemol Shine Group (Endemol Shine gain).
6Investments
Investments consist of the following:

	October 2, 2021	October 3, 2020
Investments, equity basis	$2,638	$2,632
Investments, other	1,297	1,271
	$3,935	$3,903

Investments, Equity Basis
The Company’s significant equity investments primarily consist of media investments and include A+E (50% ownership), CTV Specialty Television, Inc. (30% ownership), Endemol Shine Group (50% ownership until sale of the interest in July 2020) and Tata Sky Limited (30% ownership). As of October 2, 2021, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.8 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
As of October 2, 2021 and October 3, 2020, the Company had securities recorded at fair value of $1.0 billion and $1.1 billion, respectively. As of October 2, 2021 and October 3, 2020, the Company had securities recorded at book value related to non-publicly traded securities without a readily determinable fair value of $0.3 billion and $0.2 billion, respectively.
Gains, losses and impairments on securities are generally recorded in “Interest expense, net” in the Consolidated Statements of Operations. See Note 5 for fiscal 2021 realized gains and unrealized losses on securities and fiscal 2020 unrealized gains recorded in “Other income, net” in the Consolidated Statements of Operations. Fiscal 2021 and fiscal 2020 impairments on securities and fiscal 2020 realized gains were not material. In fiscal 2019, realized gains, unrealized gains and losses and impairments on securities were not material.
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Consolidated Balance Sheet:

	October 2, 2021	October 3, 2020
Cash and cash equivalents	$287	$372
Other current assets	95	91
Total current assets	382	463
Parks, resorts and other property	6,928	6,720
Other assets	176	191
Total assets	$7,486	$7,374

Current liabilities	$473	$486
Borrowings - long-term	1,331	1,213
Other long-term liabilities	422	403
Total liabilities	$2,226	$2,102
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Consolidated Statements of Operations for fiscal 2021:

Revenues	$1,698
Costs and expenses	(2,845)
Equity in the loss of investees	(19)
Asia Theme Parks’ royalty and management fees of $119 million for fiscal 2021 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s fiscal 2021 Consolidated Statements of Cash Flows were $292 million used in operating activities, $668 million used in investing activities and $74 million used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.

The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $149 million and $100 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($270 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. The outstanding balance under the line of credit at October 2, 2021 was $124 million. The Company’s line of credit is eliminated in consolidation.
Hong Kong Disneyland Resort is undergoing a multi-year expansion estimated to cost HK $10.9 billion ($1.4 billion). The Company and HKSAR have agreed to fund the expansion on an equal basis through equity contributions, which totaled $42 million and $188 million in fiscal 2021 and 2020, respectively. To date, the Company and HKSAR have funded a total of $568 million.
HKSAR has the right to receive additional shares over time to the extent Hong Kong Disneyland Resort exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on both an annual and cumulative basis and could decrease the Company’s equity interest by up to an additional 6 percentage points over a period no shorter than 11 years. Assuming HK $10.9 billion is contributed in the expansion, the impact to the Company’s equity interest would be limited to 4 percentage points.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $895 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.0 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit as of October 2, 2021. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 7.9 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. There is no outstanding balance under the line of credit as of October 2, 2021.
8Produced and Acquired/Licensed Content Costs and Advances
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of October 2, 2021			As of October 3, 2020
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,944	$9,779	$14,723	$5,090	$8,185	$13,275
Completed, not released	630	762	1,392	555	720	1,275
In-process	4,371	4,623	8,994	3,585	2,090	5,675
In development or pre-production	351	162	513	268	103	371
	$10,296	$15,326	25,622	$9,498	$11,098	20,596
Licensed content - Programming rights and advances			6,110			6,597
Total produced and licensed content			$31,732			$27,193

Current portion			$2,183			$2,171
Non-current portion			$29,549			$25,022

Amortization of produced and licensed content is as follows:

	2021	2020
Produced content
Predominantly monetized individually	$2,947	$4,305
Predominantly monetized as a group	5,228	5,032
	8,175	9,337
Licensed programming rights and advances	12,784	11,241
Total produced and licensed content costs(1)	$20,959	$20,578
(1)Primarily included in “Costs of services” in the Consolidated Statements of Operations.
Amortization of produced and licensed content for fiscal 2019 was $17.1 billion.
Total expected amortization by fiscal year of completed (released and not released) produced, licensed and acquired library content on the balance sheet as of October 2, 2021 is as follows:

	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released
2022	$1,459	$3,127	$4,586
2023	764	1,987	2,751
2024	473	1,254	1,727
Completed, not released
2022	334	312	646

Licensed content - Programming rights and advances
2022			$3,663
2023			1,125
2024			585
Approximately $2.4 billion of accrued participations and residual liabilities will be paid in fiscal 2022.
At October 2, 2021, acquired film and television libraries have remaining unamortized costs of $3.5 billion, which are generally being amortized straight-line over a weighted-average remaining period of approximately 16 years.

9Borrowings
The Company’s borrowings, including the impact of interest rate and cross-currency swaps, are summarized as follows:

			October 2, 2021
	Oct. 2, 2021	Oct. 3, 2020	Stated Interest Rate(1)	Pay Floating Interest rate and Cross- Currency Swaps(2)	Effective Interest Rate(3)	Swap Maturities
Commercial paper	$1,992	$2,023	—	$—	0.31%
U.S. dollar denominated notes(4)	49,090	52,736	3.86%	13,125	3.08%	2022-2031
Foreign currency denominated debt	2,011	1,983	2.92%	2,016	2.83%	2027
Other(5)	(18)	583		—
	53,075	57,325	3.68%	15,141	2.96%
Asia Theme Parks borrowings	1,331	1,303	1.53%	—	5.32%
Total borrowings	54,406	58,628	3.63%	15,141	3.02%
Less current portion	5,866	5,711	2.23%	500	2.10%
Total long-term borrowings	$48,540	$52,917		$14,641
(1)The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating-rate borrowings, interest rates are the rates in effect at October 2, 2021; these rates are not necessarily an indication of future interest rates.
(2)Amounts represent notional values of interest rate and cross-currency swaps outstanding as of October 2, 2021.
(3)The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.
(4)Includes net debt issuance discounts, costs and purchase accounting adjustments totaling a net premium of $2.1 billion and a net premium of $2.2 billion at October 2, 2021 and October 3, 2020, respectively.
(5)Includes market value adjustments for debt with qualifying hedges, which reduces borrowings by $99 million and increases borrowings by $509 million at October 2, 2021 and October 3, 2020, respectively.
Commercial Paper
At October 2, 2021, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2022	$5,250	$—	$5,250
Facility expiring March 2023	4,000	—	4,000
Facility expiring March 2025	3,000	—	3,000
Total	$12,250	$—	$12,250
The facilities expiring in March 2023 and March 2025 allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, or a fixed spread in the case of the facility expiring in March 2022, subject to a cap and floor that vary with the Company’s debt rating assigned by Moody’s Investors Service and Standard & Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The bank facilities contain only one financial covenant, which is interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On October 2, 2021 the financial covenant was met by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of October 2, 2021, the Company has $1.4 billion of outstanding letters of credit, of which none were issued under this facility.

Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net(1)	Commercial paper with original maturities greater than three months	Total
Balance at Sept. 28, 2019	$1,934	$3,408	$5,342
Additions	—	11,500	11,500
Payments	(1,961)	(12,893)	(14,854)
Other Activity	27	8	35
Balance at Oct. 3, 2020	$—	$2,023	$2,023
Additions	—	2,221	2,221
Payments	—	(2,247)	(2,247)
Other Activity	—	(5)	(5)
Balance at Oct. 2, 2021	$—	$1,992	$1,992
(1)Borrowings and reductions of borrowings are reported net.
U.S. Dollar Denominated Notes
At October 2, 2021, the Company had $49.1 billion of U.S. dollar denominated notes with maturities ranging from 1 to 75 years. The debt outstanding includes $48.1 billion of fixed rate notes, which have stated interest rates that range from 1.65% to 9.50% and $1.0 billion of floating-rate notes that bear interest at U.S. LIBOR plus or minus a spread. At October 2, 2021, the effective rate on the floating-rate notes was 0.54%.
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
Foreign Currency Denominated Debt
Prior to 2019, the Company issued Canadian $1.3 billion ($1.0 billion) of fixed rate senior notes, which bear interest at 2.76% and mature in October 2024. The Company also entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowing to a variable-rate U.S. dollar denominated borrowing indexed to LIBOR.
In fiscal 2020, the Company issued Canadian $1.3 billion ($1.0 billion) of fixed rate senior notes, which bear interest at 3.057% and mature in March 2027. The Company also entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowing to a variable-rate U.S. dollar denominated borrowing indexed to LIBOR.
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

Asia Theme Parks Borrowings
HKSAR provided Hong Kong Disneyland Resort with loans totaling HK$0.8 billion ($100 million). The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025.
Shendi has provided Shanghai Disney Resort with loans totaling 7.9 billion yuan (approximately $1.2 billion) bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of October 2, 2021 there was no outstanding balance.
The following table provides total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, by scheduled maturity date as of October 2, 2021. The table also provides the estimated interest payments on these borrowings as of October 2, 2021 although actual future payments will differ for floating-rate borrowings:

	Borrowings
Fiscal Year:	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total Borrowings	Interest(1)	Total Borrowings and Interest
2022	$5,861	$10	$5,871	$1,846	$7,717
2023	1,241	25	1,266	1,804	3,070
2024	2,872	30	2,902	1,738	4,640
2025	3,685	35	3,720	1,728	5,448
2026	4,578	—	4,578	1,700	6,278
Thereafter	32,861	1,231	34,092	20,602	54,694
	$51,098	$1,331	$52,429	$29,418	$81,847
(1) In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.1 billion.
The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal 2021, 2020 and 2019, total interest capitalized was $187 million, $157 million and $222 million, respectively. Interest expense, net of capitalized interest, for fiscal 2021, 2020 and 2019 was $1,546 million, $1,647 million and $1,246 million, respectively.
10Income Taxes
Provision for Income Taxes and Deferred Tax Assets and Liabilities

Income (Loss) Before Income Taxes	2021	2020	2019

Domestic (including U.S. exports)	$5,241	$4,706	$12,389
Foreign subsidiaries(1)	(2,680)	(6,449)	1,534
Total income (loss) from continuing operations	2,561	(1,743)	13,923
Income (loss) from discontinued operations	(38)	(42)	726
	$2,523	$(1,785)	$14,649
(1) Includes goodwill and intangible asset impairment in fiscal 2020.

Income Tax Expense (Benefit)
Current	2021	2020	2019
Federal	$594	$95	$14
State	129	148	112
Foreign(1)	554	731	824
	1,277	974	950
Deferred
Federal	(526)	279	1,829
State	(220)	(29)	259
Foreign	(506)	(525)	(12)
	(1,252)	(275)	2,076
Income tax expense from continuing operations	25	699	3,026
Income tax expense from discontinued operations	(9)	(10)	39
	$16	$689	$3,065
(1)Includes foreign withholding taxes.

Components of Deferred Tax (Assets) and Liabilities	October 2, 2021	October 3, 2020

Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,944)	$(3,137)
Accrued liabilities	(2,544)	(2,952)
Lease liabilities	(764)	(825)
Licensing revenues	(202)	—
Other	(725)	(652)
Total deferred tax assets	(8,179)	(7,566)
Deferred tax liabilities
Depreciable, amortizable and other property	7,916	8,256
Investment in U.S. entities	2,775	2,514
Right-of-use assets	697	740
Licensing revenues	—	189
Investment in foreign entities	392	266
Other	164	150
Total deferred tax liabilities	11,944	12,115
Net deferred tax liability before valuation allowance	3,765	4,549
Valuation allowance	2,795	2,410
Net deferred tax liability	$6,560	$6,959
(1)Balances as of October 2, 2021 and October 3, 2020 include approximately $1.6 billion and $1.4 billion, respectively, of International Theme Park net operating losses and approximately $1.0 billion and $0.7 billion, respectively of foreign tax credits in the U.S. The International Theme Park net operating losses are primarily in France and, to a lesser extent, Hong Kong and China. Losses in France and Hong Kong have an indefinite carryforward period and losses in China have a five-year carryforward period. China theme park net operating losses of $0.1 billion may expire between fiscal 2022 and fiscal 2027. Foreign tax credits in the U.S. have a ten-year carryforward period. Foreign tax credits of $1.0 billion may expire beginning fiscal 2028.

The following table details the change in valuation allowance for fiscal 2021, 2020 and 2019 (in billions):

	Balance at Beginning of Period	Charges to Tax Expense(1)	Changes Due to TFCF Acquisition	Balance at End of Period
Year ended October 2, 2021	$2.4	$0.4	$—	$2.8
Year ended October 3, 2020	1.9	0.6	(0.1)	2.4
Year ended September 28, 2019	1.4	(0.1)	0.6	1.9
(1) Charges to tax expense in fiscal 2021 and fiscal 2020 are primarily due to International Theme Parks net operating losses.
Reconciliation of the effective income tax rate to the federal rate for continuing operations

	2021	2020(1)	2019
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	4.3	1.9
Tax rate differential on foreign income	12.0	(16.5)	0.3
Foreign derived intangible income	(6.4)	—	(1.1)
Excess tax benefits from equity awards	(5.3)	3.7	(0.3)
Legislative changes	(12.2)	4.4	(0.3)
Income tax audits and reserves	(4.8)	(6.1)	(0.6)
Goodwill impairment	—	(41.1)	—
Valuation allowance	2.6	(14.6)	0.1
Other	(7.8)	4.8	0.7
	1.0%	(40.1%)	21.7%
(1)In fiscal 2020, the Company had a pre-tax loss. Positive amounts reflect tax benefits, whereas negative amounts reflect tax expense.
The effective income tax rate in the current year was lower than the U.S. statutory rate due to favorable adjustments related to prior years and excess tax benefits on employee share-based awards, partially offset by an unfavorable impact from foreign losses for which we are unable to recognize a tax benefit. The effective income tax rate in the prior year included an unfavorable impact of the goodwill impairment, which was not tax deductible, the impact of higher tax rates on foreign earnings than U.S. statutory rates and an unfavorable impact from foreign losses for which we are unable to recognize a tax benefit.
Unrecognized tax benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2021	2020	2019
Balance at the beginning of the year	$2,740	$2,952	$648
Increases due to acquisitions	—	34	2,728
Increases for current year tax positions	51	26	84
Increases for prior year tax positions	556	134	143
Decreases in prior year tax positions	(174)	(99)	(61)
Settlements with taxing authorities	(532)	(307)	(590)
Balance at the end of the year	$2,641	$2,740	$2,952
The fiscal year-end 2021, 2020 and 2019 balances include $2.0 billion, $2.1 billion and $2.4 billion, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
At October 2, 2021, October 3, 2020 and September 28, 2019, the Company had $1.0 billion, $1.1 billion and $1.0 billion, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal 2021, 2020 and 2019, the Company recorded additional interest and penalties of $191 million, $211 million and $802 million (of which the substantial majority is due to the acquisition of TFCF), respectively, and recorded reductions in accrued interest and penalties of $256 million, $101 million and $96 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is no longer subject to U.S. federal examination for years prior to 2018 for The Walt Disney Company and for years prior to 2016 for TFCF. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2008.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce our unrecognized tax benefits by $0.4 billion.
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
Other
In fiscal 2021, 2020 and 2019, the Company recognized income tax benefits of $135 million, $64 million and $41 million, respectively for the excess of equity-based compensation deductions over amounts recorded based on the grant date fair value.
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

The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Projected benefit obligations
Beginning obligations	$(20,760)	$(18,531)	$(2,104)	$(1,946)
Service cost	(434)	(410)	(10)	(10)
Interest cost	(457)	(527)	(47)	(56)
Actuarial gain (loss)(1)	15	(1,958)	(13)	(127)
Plan amendments and other	20	1	(14)	(12)
Benefits paid	661	662	67	47
Curtailments	—	3	—	—
Ending obligations	$(20,955)	$(20,760)	$(2,121)	$(2,104)
Fair value of plans’ assets
Beginning fair value	$15,598	$14,878	$771	$762
Actual return on plan assets	2,653	770	137	38
Contributions	565	664	47	9
Benefits paid	(661)	(662)	(67)	(47)
Expenses and other	(79)	(52)	1	9
Ending fair value	$18,076	$15,598	$889	$771

Underfunded status of the plans	$(2,879)	$(5,162)	$(1,232)	$(1,333)
Amounts recognized in the balance sheet
Non-current assets	$88	$20	$—	$—
Current liabilities	(63)	(59)	(4)	(5)
Non-current liabilities	(2,904)	(5,123)	(1,228)	(1,328)
	$(2,879)	$(5,162)	$(1,232)	$(1,333)
(1)The actuarial loss for 2020 was primarily due to a reduction in the discount rate from the rate that was used in the preceding fiscal year.
The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2021	2020	2019	2021	2020	2019
Service cost	$434	$410	$345	$10	$10	$8
Other costs (benefits):
Interest cost	457	527	592	47	56	67
Expected return on plan assets	(1,100)	(1,084)	(978)	(55)	(57)	(56)
Amortization of prior-year service costs	11	13	13	—	—	—
Recognized net actuarial loss	777	544	260	30	14	—
Total other costs (benefits)	145	—	(113)	22	13	11
Net periodic benefit cost	$579	$410	$232	$32	$23	$19
In fiscal 2022, we expect pension and postretirement medical costs to decrease by $260 million to $350 million driven by lower amortization of previously deferred losses.

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2021	2020	2019	2021	2020	2019
Discount rate used to determine the fiscal year‑end benefit obligation	2.88%	2.82%	3.22%	2.89%	2.80%	3.22%
Discount rate used to determine the interest cost component of net periodic benefit cost	2.28%	2.94%	4.09%	2.28%	2.95%	4.10%
Rate of return on plan assets	7.00%	7.00%	7.25%	7.00%	7.00%	7.25%
Weighted average rate of compensation increase to determine the fiscal year‑end benefit obligation	3.10%	3.20%	3.20%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.00%	4.25%	4.25%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2040	2034	2033
AOCI, before tax, as of October 2, 2021 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$18	$—	$18
Net actuarial loss	6,628	333	6,961
Total amounts included in AOCI	6,646	333	6,979
Prepaid (accrued) pension cost	(3,767)	899	(2,868)
Net balance sheet liability	$2,879	$1,232	$4,111
Plan Funded Status
The projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $9.0 billion, $8.5 billion and $6.9 billion, respectively, as of October 2, 2021 and $19.5 billion, $18.1 billion and $14.4 billion, respectively, as of October 3, 2020.
For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and aggregate fair value of plan assets were $19.9 billion and $16.9 billion, respectively, as of October 2, 2021 and $19.8 billion and $14.6 billion respectively, as of October 3, 2020.
The Company’s total accumulated pension benefit obligations at October 2, 2021 and October 3, 2020 were $19.4 billion and $19.1 billion, respectively. Approximately 98% was vested as of both October 2, 2021 and October 3, 2020.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $2.1 billion and $0.9 billion, respectively, at October 2, 2021 and $2.1 billion and $0.8 billion, respectively, at October 3, 2020.
Plan Assets
A significant portion of the assets of the Company’s defined benefit plans are managed in a third-party master trust. The investment policy and allocation of the assets in the master trust were approved by the Company’s Investment and Administrative Committee, which has oversight responsibility for the Company’s retirement plans. The investment policy ranges for the major asset classes are as follows:

Asset Class	Minimum	Maximum

Equity investments	30%	60%
Fixed income investments	20%	40%
Alternative investments	10%	30%
Cash & money market funds	—%	10%

The primary investment objective for the assets within the master trust is the prudent and cost effective management of assets to satisfy benefit obligations to plan participants. Financial risks are managed through diversification of plan assets, selection of investment managers and through the investment guidelines incorporated in investment management agreements. Investments are monitored to assess whether returns are commensurate with risks taken.
The long-term asset allocation policy for the master trust was established taking into consideration a variety of factors that include, but are not limited to, the average age of participants, the number of retirees, the duration of liabilities and the expected payout ratio. Liquidity needs of the master trust are generally managed using cash generated by investments or by liquidating securities.
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
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at October 2, 2021 and October 3, 2020 are the same.
Level 1 investments are valued based on reported market prices on the last trading day of the fiscal year. Investments in common and preferred stocks and mutual funds are valued based on the securities’ exchange-listed price or a broker’s quote in an active market. Investments in U.S. Treasury securities are valued based on a broker’s quote in an active market.
Level 2 investments in government and federal agency bonds and notes (excluding U.S. Treasury securities), corporate bonds, mortgage-backed securities (MBS) and asset-backed securities are valued using a broker’s quote in a non-active market or an evaluated price based on a compilation of reported market information, such as benchmark yield curves, credit spreads and estimated default rates. Derivative financial instruments are valued based on models that incorporate observable inputs for the underlying securities, such as interest rates or foreign currency exchange rates.

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of October 2, 2021
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$77	$—	$77	—%
Common and preferred stocks(1)	4,407	—	4,407	23%
Mutual funds	1,326	—	1,326	7%
Government and federal agency bonds, notes and MBS	2,437	349	2,786	15%
Corporate bonds	—	1,098	1,098	6%
Other mortgage- and asset-backed securities	—	96	96	1%
Derivatives and other, net	8	21	29	—%
Total investments in the fair value hierarchy	$8,255	$1,564	$9,819

Assets valued at NAV as a practical expedient:
Common collective funds			4,550	24%
Alternative investments			4,342	23%
Money market funds and other			254	1%
Total investments at fair value			$18,965	100%

	As of October 3, 2020
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$207	$—	$207	1%
Common and preferred stocks(1)	3,308	—	3,308	20%
Mutual funds	1,154	—	1,154	7%
Government and federal agency bonds, notes and MBS	2,326	354	2,680	16%
Corporate bonds	—	935	935	6%
Other mortgage- and asset-backed securities	—	106	106	1%
Derivatives and other, net	(2)	7	5	—%
Total investments in the fair value hierarchy	$6,993	$1,402	$8,395

Assets valued at NAV as a practical expedient:
Common collective funds			3,993	24%
Alternative investments			3,375	21%
Money market funds and other			606	4%
Total investments at fair value			$16,369	100%
(1)Includes 2.9 million shares of Company common stock valued at $489 million (3% of total plan assets) and 2.9 million shares valued at $355 million (2% of total plan assets) at October 2, 2021 and October 3, 2020, respectively.
Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At October 2, 2021, the total committed capital still uncalled and unpaid was $1.2 billion.
Plan Contributions
During fiscal 2021, the Company made $612 million of contributions to its pension and postretirement medical plans. The Company currently expects to make approximately $100 million to $150 million in pension and postretirement medical plan contributions in fiscal 2022. Final minimum funding requirements for fiscal 2022 will be determined based on a January 1, 2022 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2022.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2022	$692	$61
2023	692	65
2024	728	70
2025	769	74
2026	811	79
2027 – 2031	4,626	459
(1)Estimated future benefit payments are net of expected Medicare subsidy receipts of $81 million.
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
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2021 actuarial valuation assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over nineteen years until reaching 4.00%.
Sensitivity — A one percentage point change in the discount rate and expected long-term rate of return on plan assets would have the following effects on the projected benefit obligations for pension and postretirement medical plans as of October 2, 2021 and on cost for fiscal 2022:

	Discount Rate		Expected Long-Term Rate of Return On Assets
Increase (decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense
1 percentage point decrease	$341	$4,011	$175
1 percentage point increase	(292)	(3,402)	(175)
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans:

	2021	2020	2019
Pension plans	$289	$221	$189
Health & welfare plans	272	217	218
Total contributions	$561	$438	$407
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 4% to 10% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. The Company also has defined contribution retirement plans for employees in our international operations. In fiscal 2021, 2020 and 2019, the costs of our domestic and international defined contribution plans were $254 million, $242 million and $233 million, respectively.
12Equity
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
In March 2019, Legacy Disney terminated its share repurchase program, and 1.4 billion treasury shares were canceled, which resulted in a decrease to common stock and retained earnings of $17.6 billion and $49.1 billion, respectively. The cost of treasury shares canceled was allocated to common stock based on the ratio of treasury shares to total shares outstanding, with the excess allocated to retained earnings. At October 2, 2021, TWDC held 19 million treasury shares.
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

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Balance at September 29, 2018	$201	$(4,323)	$(727)	$(4,849)
Unrealized gains (losses) arising during the period	136	(3,457)	(359)	(3,680)
Reclassifications of net (gains) losses to net income	(185)	278	—	93
Reclassifications to retained earnings	(23)	—	—	(23)
Balance at September 28, 2019	$129	$(7,502)	$(1,086)	$(8,459)
Unrealized gains (losses) arising during the period	(57)	(2,468)	(2)	(2,527)
Reclassifications of net (gains) losses to net income	(263)	547	—	284
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Unrealized gains (losses) arising during the period	70	1,582	41	1,693
Reclassifications of net (gains) losses to net income	(31)	816	—	785
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Balance at September 29, 2018	$(41)	$1,690	$103	$1,752
Unrealized gains (losses) arising during the period	(31)	797	28	794
Reclassifications of net (gains) losses to net income	43	(64)	—	(21)
Reclassifications to retained earnings(1)	—	(667)	(16)	(683)
Balance at September 28, 2019	$(29)	$1,756	$115	$1,842
Unrealized gains (losses) arising during the period	8	572	24	604
Reclassifications of net (gains) losses to net income	61	(127)	—	(66)
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Unrealized gains (losses) arising during the period	(8)	(358)	(50)	(416)
Reclassifications of net (gains) losses to net income	10	(190)	—	(180)
Balance at October 2, 2021	$42	$1,653	$89	$1,784

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Balance at September 29, 2018	$160	$(2,633)	$(624)	$(3,097)
Unrealized gains (losses) arising during the period	105	(2,660)	(331)	(2,886)
Reclassifications of net (gains) losses to net income	(142)	214	—	72
Reclassifications to retained earnings(1)	(23)	(667)	(16)	(706)
Balance at September 28, 2019	$100	$(5,746)	$(971)	$(6,617)
Unrealized gains (losses) arising during the period	(49)	(1,896)	22	(1,923)
Reclassifications of net (gains) losses to net income	(202)	420	—	218
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Unrealized gains (losses) arising during the period	62	1,224	(9)	1,277
Reclassifications of net (gains) losses to net income	(21)	626	—	605
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
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
Details about AOCI components reclassified to net income are as follows:

Gains (losses) in net income:	Affected line item in the Consolidated Statements of Operations:	2021	2020	2019
Market value adjustments, primarily cash flow hedges	Primarily revenue	$31	$263	$185
Estimated tax	Income taxes	(10)	(61)	(43)
		21	202	142

Pension and postretirement medical expense	Interest expense, net	(816)	(547)	(278)
Estimated tax	Income taxes	190	127	64
		(626)	(420)	(214)

Total reclassifications for the period		$(605)	$(218)	$(72)
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
Stock options are generally granted at exercise prices equal to or exceeding the stock’s market price at the date of grant and become exercisable ratably over a three-year period from the grant date (exercisable ratably over four-year period from the grant date prior to fiscal 2021). The contractual terms for our outstanding stock option grants are 10 years. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. RSUs generally vest ratably over three years (four years for grants prior to fiscal 2021) and Performance RSUs generally fully vest after three years, subject to achieving market or performance conditions. Equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.

Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of October 2, 2021, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 148 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 71 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
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
The weighted average assumptions used in the option-valuation model were as follows:

	2021	2020	2019
Risk-free interest rate	1.2%	1.8%	2.8%
Expected volatility	30%	23%	23%
Dividend yield	0.03%	1.36%	1.61%
Termination rate	5.8%	5.8%	4.8%
Exercise multiple	1.83	1.83	1.75
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
Compensation expense related to stock options and RSUs is as follows:

	2021	2020	2019
Stock option	$95	$101	$84
RSUs(1)	505	424	627
Total equity-based compensation expense(2)	600	525	711
Tax impact	(136)	(118)	(161)
Reduction in net income	$464	$407	$550
Equity-based compensation expense capitalized during the period	$112	$87	$81
(1)Fiscal 2019 includes a $164 million charge for acceleration of TFCF performance RSUs converted to Company RSUs in connection with the TFCF acquisition (see Note 4).
(2)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.

The following table summarizes information about stock option transactions in fiscal 2021 (shares in millions):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	23	$101.41
Awards forfeited	(1)	141.97
Awards granted	2	177.27
Awards exercised	(6)	79.21
Outstanding at end of year	18	$113.99
Exercisable at end of year	12	$98.04
The following tables summarize information about stock options vested and expected to vest at October 2, 2021 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$0	—	$50	1	$43.76	0.6
$51	—	$100	4	76.09	2.4
$101	—	$150	7	113.70	5.9
			12

			Expected to Vest
Range of Exercise Prices			Number of Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$100	—	$135	2	$111.16	7.0
$136	—	$170	2	148.02	8.2
$171	—	$200	2	177.74	9.4
			6
(1)Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions in fiscal 2021 (shares in millions):

	Units(3)	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	12	$128.56
Granted(1)	6	179.44
Vested	(4)	122.72
Forfeited	(1)	151.54
Unvested at end of year(2)	13	$151.61
(1)Includes 0.2 million Performance RSUs.
(2)Includes 1.5 million Performance RSUs.
(3)Excludes Performance RSUs for which vesting is subject to service conditions and the number of units vesting is subject to the discretion of the CEO. At October 2, 2021, the maximum number of these Performance RSUs that could be issued upon vesting is 0.1 million.
The weighted average grant-date fair values of options granted during fiscal 2021, 2020 and 2019 were $57.05, $36.19 and $28.76, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2021, 2020 and 2019 totaled $1,175 million, $989 million and $646 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at October 2, 2021 were $885 million and $217 million, respectively.

As of October 2, 2021, unrecognized compensation cost related to unvested stock options and RSUs was $114 million and $1,202 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.4 years for stock options and 1.6 years for RSUs.
Cash received from option exercises for fiscal 2021, 2020 and 2019 was $435 million, $305 million and $318 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSUs vesting for fiscal 2021, 2020 and 2019 was approximately $256 million, $220 million and $145 million, respectively.
14Detail of Certain Balance Sheet Accounts

Current receivables	October 2, 2021	October 3, 2020

Accounts receivable	$11,177	$11,299
Other	2,360	1,835
Allowance for credit losses	(170)	(426)
	$13,367	$12,708

Parks, resorts and other property
Attractions, buildings and improvements	$32,765	$31,279
Furniture, fixtures and equipment	24,008	22,976
Land improvements	7,061	6,828
Leasehold improvements	1,058	1,028
	64,892	62,111
Accumulated depreciation	(37,920)	(35,517)
Projects in progress	4,521	4,449
Land	1,131	1,035
	$32,624	$32,078

Intangible assets
Character/franchise intangibles, copyrights and trademarks	$10,572	$10,572
MVPD agreements	8,089	8,098
Other amortizable intangible assets	4,303	4,309
Accumulated amortization	(7,641)	(5,598)
Net amortizable intangible assets	15,323	17,381
Indefinite lived intangible assets(1)	1,792	1,792
	$17,115	$19,173
(1)Indefinite lived intangible assets consist of ESPN, Pixar and Marvel trademarks and television FCC licenses.

Accounts payable and other accrued liabilities
Accounts and accrued payables	$16,357	$13,183
Payroll and employee benefits	3,482	2,925
Other	1,055	693
	$20,894	$16,801

Other long-term liabilities
Pension and postretirement medical plan liabilities	$4,132	$6,451
Operating and financing lease liabilities	3,229	2,911
Other	7,161	7,842
	$14,522	$17,204

15Commitments and Contingencies
Commitments
The Company has various contractual commitments for broadcast rights for sports, films and other programming, totaling approximately $77.4 billion, including approximately $2.7 billion for available programming as of October 2, 2021. The Company also has contractual commitments for the construction of three new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives. Contractual commitments for sports programming rights, other broadcast programming rights and other commitments including cruise ships and creative talent are as follows:

Fiscal Year:	Sports Programming	Broadcast Programming	Other	Total
2022	$10,305	$3,105	$4,469	$17,879
2023	9,658	1,739	1,624	13,021
2024	8,406	852	1,735	10,993
2025	8,663	520	1,384	10,567
2026	5,863	314	165	6,342
Thereafter	27,501	428	3,477	31,406
	$70,396	$6,958	$12,854	$90,208
Sports programming primarily relates to rights for NFL, college football (including bowl games and the College Football Playoff) and basketball, NBA, NHL, UFC, MLB, soccer, cricket, tennis, golf and Top Rank Boxing. Certain sports programming rights have payments that are variable based primarily on revenues and are not included in the table above.
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
Contractual Guarantees
The Company has guaranteed bond issuances by the Anaheim Public Authority that were used by the City of Anaheim to finance construction of infrastructure and a public parking facility adjacent to the Disneyland Resort. Revenues from sales, occupancy and property taxes from the Disneyland Resort and non-Disney hotels are used by the City of Anaheim to repay the bonds, which mature in 2037. In the event of a debt service shortfall, the Company will be responsible to fund the shortfall. As of October 2, 2021, the remaining debt service obligation guaranteed by the Company was $220 million. To the extent that tax revenues exceed the debt service payments subsequent to the Company funding a shortfall, the Company would be reimbursed for any previously funded shortfalls. To date, tax revenues have exceeded the debt service payments for these bonds.
16Leases
The Company’s operating leases primarily consist of real estate and equipment, including office space for general and administrative purposes, production facilities, land, retail outlets and distribution centers for consumer products and content broadcast equipment. The Company also has finance leases, primarily for land and broadcast equipment.
Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of October 2, 2021, our operating leases have a weighted-average remaining lease term of approximately 10 years, and our finance leases have a weighted-average remaining lease term of approximately 27 years. The weighted-average incremental borrowing rate is 2.4% and 6.3%, for our operating leases and finance leases, respectively. At October 2, 2021 total estimated future lease payments for signed non-cancelable leases agreements that have not commenced are not material.

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	October 2, 2021	October 3, 2020
Right-of-use assets(1)
Operating leases	$3,895	$3,687
Finance leases	336	361
Total right-of-use assets	4,231	4,048

Short-term lease liabilities(2)
Operating leases	637	747
Finance leases	41	37
	678	784
Long-term lease liabilities(3)
Operating leases	2,983	2,640
Finance leases	246	271
	3,229	2,911
Total lease liabilities	$3,907	$3,695
(1)Included in “Other assets” in the Consolidated Balance Sheet.
(2)Included in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheet.
(3)Included in “Other long-term liabilities” in the Consolidated Balance Sheet.
The components of lease costs are as follows:

	October 2, 2021	October 3, 2020
Finance lease cost
Amortization of right-of-use assets	$42	$37
Interest on lease liabilities	20	16
Operating lease cost	853	899
Variable fees and other(1)	414	491
Total lease cost	$1,329	$1,443
(1)Includes variable lease payments related to our operating and finance leases and costs of Short-term leases, net of sublease income.
Rental expense for operating leases during fiscal 2019, including common-area maintenance and contingent rentals, was $1.1 billion.
Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	October 2, 2021	October 3, 2020
Operating cash flows for operating leases	$925	$879
Operating cash flows for finance leases	20	16
Financing cash flows for finance leases	25	37
Total	$970	$932

Future minimum lease payments, as of October 2, 2021, are as follows:

	Operating	Financing
Fiscal Year:
2022	$707	$59
2023	601	52
2024	467	42
2025	415	38
2026	298	32
Thereafter	2,057	443
Total undiscounted future lease payments	4,545	666
Less: Imputed interest	(925)	(379)
Total reported lease liability	$3,620	$287

17Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 11 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at October 2, 2021
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$950	$—	$—	$950
Derivatives
Interest rate	—	186	—	186
Foreign exchange	—	707	—	707
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(287)	—	(287)
Foreign exchange	—	(618)	—	(618)
Other	—	(8)	—	(8)
Other	—	(375)	—	(375)
Total recorded at fair value	$950	$(385)	$—	$565
Fair value of borrowings	$—	$58,913	$1,411	$60,324

	Fair Value Measurement at October 3, 2020
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$1,057	$—	$1,057
Derivatives
Interest rate	—	515	—	515
Foreign exchange	—	505	—	505
Other	—	1	—	1
Liabilities
Derivatives
Interest rate	—	(4)	—	(4)
Foreign exchange	—	(549)	—	(549)
Other	—	(22)	—	(22)
Other	—	(294)	—	(294)
Total recorded at fair value	—	1,209	—	1,209
Fair value of borrowings	$—	$63,370	$1,448	$64,818
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
The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. In fiscal 2020, the Company recorded impairment charges for goodwill and intangible assets as disclosed in Note 19. The fair value of these assets was determined using estimated discounted future cash flows, which is a Level 3 valuation technique (see Note 19 for a discussion of the more significant inputs used in our discounted cash flow analysis).
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of October 2, 2021, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings and maintains short-term liquidity needs in high quality money market funds. At October 2, 2021, the Company did not have balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents.

The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at October 2, 2021 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.
18Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of October 2, 2021
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$165	$240	$(122)	$(83)
Interest rate	—	186	(287)	—
Other	10	—	—	—
Derivatives not designated as hedges
Foreign exchange	183	119	(208)	(205)
Other	(8)	—	—	—
Gross fair value of derivatives	350	545	(617)	(288)
Counterparty netting	(301)	(360)	460	201
Cash collateral (received) paid	(3)	(51)	157	73
Net derivative positions	$46	$134	$—	$(14)

	As of October 3, 2020
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$184	$132	$(77)	$(273)
Interest rate	—	515	(4)	—
Other	1	—	(15)	(4)
Derivatives not designated as hedges
Foreign exchange	53	136	(98)	(101)
Other	—	—	(3)	—
Gross fair value of derivatives	238	783	(197)	(378)
Counterparty netting	(143)	(378)	184	338
Cash collateral (received) paid	(26)	(142)	—	9
Net derivative positions	$69	$263	$(13)	$(31)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings indexed to LIBOR. As of October 2, 2021 and October 3, 2020, the total notional amount of the Company’s pay-floating interest rate swaps was $15.1 billion and $15.8 billion, respectively.

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	October 2, 2021	October 3, 2020	October 2, 2021	October 3, 2020
Borrowings:
Current	$505	$753	$5	$4
Long-term	15,136	16,229	(103)	505
	$15,641	$16,982	$(98)	$509
The following amounts are included in “Interest expense, net” in the Consolidated Statements of Operations:

	2021	2020	2019
Gain (loss) on:
Pay-floating swaps	$(603)	$479	$337
Borrowings hedged with pay-floating swaps	603	(479)	(337)
Benefit (expense) associated with interest accruals on pay-floating swaps	143	28	(58)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at October 2, 2021 or at October 3, 2020, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal 2021, 2020 and 2019 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of October 2, 2021 and October 3, 2020, the notional amounts of the Company’s net foreign exchange cash flow hedges were $6.9 billion and $4.6 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $68 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	2021	2020
Gain (loss) recognized in Other Comprehensive Income	$61	$(63)
Gain (loss) reclassified from AOCI into the Statement of Operations(1)	24	269
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact of the designated exposure is recorded to “Interest expense, net” to offset the foreign currency impact of the foreign currency denominated borrowing. The non-hedged exposure is recorded to AOCI and is amortized over the life of the cross currency swap. As of October 2, 2021 and October 3, 2020, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($1.0 billion), respectively.

The following amounts are included in “Interest expense, net” in the Consolidated Statements of Operations:

	October 2, 2021	October 3, 2020
Gain (loss) on:
Cross currency swaps	$47	$53
Borrowings hedged with cross currency swaps	(47)	(53)
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at both October 2, 2021 and October 3, 2020 was $3.5 billion. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Consolidated Statements of Operations:

	Costs and Expenses			Interest expense, net			Income Tax Expense
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net gains (losses) on foreign currency denominated assets and liabilities	$(30)	$10	$(188)	$(47)	$1	$16	$(7)	$(35)	$50
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(83)	(56)	123	47	—	(19)	2	33	(51)
Net gains (losses)	$(113)	$(46)	$(65)	$—	$1	$(3)	$(5)	$(2)	$(1)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at October 2, 2021 and October 3, 2020 and related gains or losses recognized in earnings were not material for fiscal 2021, 2020 and 2019.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount of these contracts at October 2, 2021 and October 3, 2020 were $0.4 billion and $0.3 billion, respectively. The related gains or losses recognized in earnings were not material for fiscal 2021, 2020 and 2019.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $244 million and $53 million at October 2, 2021 and October 3, 2020, respectively.
19Restructuring and Impairment Charges
Goodwill and Intangible Asset Impairment
Prior to the Company’s reorganization in October 2020 (see Note 1 for additional information), the former Direct-to-Consumer & International segment included the International Channels reporting unit, which comprised the Company’s international television networks. Our international television networks primarily derive revenues from affiliate fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top service providers) (MVPDs) for the right to deliver our programming under multi-year licensing agreements and the sales of advertising time/space on the networks. A majority of the operations in this reporting unit were acquired in the TFCF acquisition, and therefore the fair value of these businesses approximated the carrying value at the date of the acquisition of TFCF.
The International Channels business has been negatively impacted by the COVID-19 pandemic resulting in decreased viewership and lower advertising revenue related to the availability of content, including the deferral of certain live sporting events. The Company’s increased focus on DTC distribution in international markets is expected to negatively impact the International Channels business as we shift the primary means of monetizing our film and television content from licensing of linear channels to distributing it on our DTC platforms. The International Channels reporting unit valuation does not include the value derived from this shift, which is reflected in other reporting units. In addition, the industry shift to DTC, including by us and many of our distributors, who are pursuing their own DTC strategies, has changed the competitive dynamics for the International Channels business and resulted in unfavorable renewal terms for certain of our distribution agreements.
Due to these circumstances, in fiscal 2020, we tested the International Channels’ goodwill and long-lived assets (including intangible assets) for impairment.
We determined the appropriate asset groups for our International Channels to be the regions in which they operate. We estimated the projected undiscounted cash flows over the remaining useful life of the significant assets of the asset group. If the carrying value of an asset group exceeds the estimated undiscounted future cash flows, an impairment is measured as the difference between the fair value of the group’s long-lived assets and the carrying value of the group’s long-lived assets.
We tested the International Channels reporting unit goodwill for impairment by comparing the fair value of the International Channels reporting unit to its carrying value.
The more significant inputs used in determining our estimate of the projected undiscounted cash flows included future revenue growth and projected margins as well as the discount rates used to calculate the present value of the future cash flows (fair value). The determination of fair value requires us to make assumptions and estimates about how market participants would value the business or asset group. Given the ongoing impacts of COVID-19, the projected cash flows and underlying assumptions are subject to greater uncertainty than normal.
In fiscal 2020, we recorded a non-cash impairment charge primarily on our MVPD agreement intangible assets of $1.9 billion and we recorded a $3.1 billion non-cash impairment charge to fully impair the International Channels reporting unit goodwill. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations.
As of October 2, 2021, the remaining balance of our international MVPD agreement intangible assets was $2.2 billion, primarily related to our channel businesses in Latin America and India.
TFCF Integration
In fiscal 2019, the Company implemented a restructuring and integration plan as a part of its initiative to realize cost synergies from the acquisition of TFCF, which was substantially complete as of the end of fiscal 2020. We have recorded restructuring charges of $1.7 billion since the TFCF acquisition primarily related to the DMED segment. These charges included $1.3 billion related to severance (including employee contract terminations) and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the TFCF acquisition. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations.
The changes in restructuring reserves related to the TFCF integration for fiscal 2021, 2020 and 2019 are as follows:

Balance at September 29, 2018	$—
Additions in fiscal 2019	906
Payments in fiscal 2019	(230)
Balance at September 28, 2019	676
Additions in fiscal 2020	453
Payments in fiscal 2020	(772)
Balance at October 3, 2020	357
Additions in fiscal 2021	44
Payments in fiscal 2021	(351)
Balance at October 2, 2021	$50

Other
In fiscal 2021, the Company recognized restructuring and impairment charges of $0.6 billion, primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe as well as severance at our parks and experiences businesses. In fiscal 2020, the Company recognized restructuring and impairment charges of $0.3 billion, primarily for severance at our parks and experiences businesses. Other restructuring and impairment charges in fiscal 2019 were not material. These charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations.
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
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued guidance which simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The guidance is effective at the beginning of the Company’s 2022 fiscal year. The new guidance will not have a material impact on our financial statements.