Form 10-Q
period 2022-01-01
Walt Disney Co
filed 2022-02-09
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,820,633,408 shares of common stock outstanding as of February 2, 2022.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	January 1, 2022	January 2, 2021
Revenues:
Services	$19,542	$14,871
Products	2,277	1,378
Total revenues	21,819	16,249
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,161)	(10,738)
Cost of products (exclusive of depreciation and amortization)	(1,406)	(1,037)
Selling, general, administrative and other	(3,787)	(2,917)
Depreciation and amortization	(1,269)	(1,298)
Total costs and expenses	(19,623)	(15,990)
Restructuring and impairment charges	—	(113)
Other expense, net	(436)	—
Interest expense, net	(311)	(324)
Equity in the income of investees	239	224
Income from continuing operations before income taxes	1,688	46
Income taxes on continuing operations	(488)	(16)
Net income from continuing operations	1,200	30
Loss from discontinued operations, net of income tax benefit of $14 and $4, respectively	(48)	(12)
Net income	1,152	18
Net income from continuing operations attributable to noncontrolling interests	(48)	(1)
Net income attributable to Disney	$1,104	$17

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$0.63	$0.02
Discontinued operations	(0.03)	(0.01)
	$0.60	$0.01
Basic
Continuing operations	$0.63	$0.02
Discontinued operations	(0.03)	(0.01)
	$0.61	$0.01

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,828	1,823
Basic	1,819	1,812
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	January 1, 2022	January 2, 2021
Net income	$1,152	$18
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	50	(173)
Pension and postretirement medical plan adjustments	155	150
Foreign currency translation and other	(22)	277
Other comprehensive income	183	254
Comprehensive income	1,335	272
Net income from continuing operations attributable to noncontrolling interests	(48)	(1)
Other comprehensive loss attributable to noncontrolling interests	(19)	(73)
Comprehensive income attributable to Disney	$1,268	$198
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	January 1, 2022	October 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$14,444	$15,959
Receivables, net	14,882	13,367
Inventories	1,345	1,331
Content advances	1,125	2,183
Other current assets	1,117	817
Total current assets	32,913	33,657
Produced and licensed content costs	30,669	29,549
Investments	3,549	3,935
Parks, resorts and other property
Attractions, buildings and equipment	65,257	64,892
Accumulated depreciation	(38,505)	(37,920)
	26,752	26,972
Projects in progress	4,808	4,521
Land	1,121	1,131
	32,681	32,624
Intangible assets, net	16,574	17,115
Goodwill	78,052	78,071
Other assets	8,873	8,658
Total assets	$203,311	$203,609

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$18,709	$20,894
Current portion of borrowings	6,783	5,866
Deferred revenue and other	4,545	4,317
Total current liabilities	30,037	31,077
Borrowings	47,349	48,540
Deferred income taxes	8,124	7,246
Other long-term liabilities	14,208	14,522
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	9,283	9,213
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	55,500	55,471
Retained earnings	41,547	40,429
Accumulated other comprehensive loss	(6,276)	(6,440)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	89,864	88,553
Noncontrolling interests	4,446	4,458
Total equity	94,310	93,011
Total liabilities and equity	$203,311	$203,609
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	January 1, 2022	January 2, 2021
OPERATING ACTIVITIES
Net income from continuing operations	$1,200	$30
Depreciation and amortization	1,269	1,298
Net (gain) loss on investments	436	(80)
Deferred income taxes	726	(105)
Equity in the income of investees	(239)	(224)
Cash distributions received from equity investees	223	193
Net change in produced and licensed content costs and advances	507	771
Equity-based compensation	196	134
Pension and postretirement medical benefit cost amortization	155	194
Other, net	(7)	(68)
Changes in operating assets and liabilities:
Receivables	(1,401)	(1,324)
Inventories	(14)	94
Other assets	(115)	(136)
Accounts payable and other liabilities	(2,579)	(642)
Income taxes	(566)	(60)
Cash (used in) provided by operations - continuing operations	(209)	75

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(981)	(760)
Other, net	(6)	28
Cash used in investing activities - continuing operations	(987)	(732)

FINANCING ACTIVITIES
Commercial paper payments, net	(124)	(179)
Borrowings	33	1
Reduction of borrowings	—	(139)
Proceeds from exercise of stock options	33	209
Other, net	(222)	(225)
Cash used in financing activities - continuing operations	(280)	(333)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	8	9
Cash used in financing activities - discontinued operations	(12)	—
Cash (used in) provided by discontinued operations	(4)	9

Impact of exchange rates on cash, cash equivalents and restricted cash	(35)	139

Change in cash, cash equivalents and restricted cash	(1,515)	(842)
Cash, cash equivalents and restricted cash, beginning of period	16,003	17,954
Cash, cash equivalents and restricted cash, end of period	$14,488	$17,112
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income	—	—	1,104	164	—	1,268	(4)	1,264
Equity compensation activity	3	29	—	—	—	29	—	29
Contributions	—	—	—	—	—	—	29	29
Distributions and other	—	—	14	—	—	14	(37)	(23)
Balance at January 1, 2022	1,821	$55,500	$41,547	$(6,276)	$(907)	$89,864	$4,446	$94,310

Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income	—	—	17	181	—	198	(6)	192
Equity compensation activity	4	165	—	—	—	165	—	165
Contributions	—	—	—	—	—	—	5	5
Cumulative effect of accounting change	—	—	110	—	—	110	—	110
Distributions and other	—	1	14	—	—	15	(22)	(7)
Balance at January 2, 2021	1,814	$54,663	$38,456	$(8,141)	$(907)	$84,071	$4,657	$88,728
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended January 1, 2022 are not necessarily indicative of the results that may be expected for the year ending October 1, 2022.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K.
The Fox sports media business in Mexico was sold in November 2021. The Company recognized a $58 million loss on the sale, which is presented as discontinued operations in the Condensed Consolidated Statements of Income. At October 2, 2021, the assets and liabilities of the Fox sports media business in Mexico were not material and were included in other assets and other liabilities in the Condensed Consolidated Balance Sheets.
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
Hulu provides direct-to-consumer (DTC) streaming services and is owned 67% by the Company and 33% by NBC Universal (NBCU). In May 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. Under the agreement, beginning in January 2024, NBCU has the option to require the Company to purchase NBCU’s interest in Hulu and the Company has the option to require NBCU to sell its interest in Hulu to the Company, in either case at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s then equity fair value or a guaranteed floor value of $27.5 billion.
NBCU’s interest will generally not be allocated its portion of Hulu’s losses as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At January 1, 2022, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.5 billion.
BAMTech provides streaming technology services to third parties and is owned 85% by the Company and 15% by Major League Baseball (MLB). MLB has the right to sell its interest to the Company and the Company has the right to buy MLB’s interest starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech in either case at a redemption value based on MLB’s equity ownership percentage of the greater of MLB’s then equity fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
The MLB interest is required to be carried at a minimum value equal to its acquisition date fair value accreted to its estimated redemption value through the applicable redemption date. Therefore, the MLB interest is generally not allocated its portion of BAMTech losses. As of January 1, 2022, the MLB interest was recorded in the Company’s financial statements at $822 million.
Our estimate of the redemption value of noncontrolling interests requires management to make significant judgments with respect to the future value of the noncontrolling interests. We are accreting the noncontrolling interests of both BAMTech and Hulu to their guaranteed floor values. If our estimate of the future redemption value increased above either of the guaranteed floor values, we would change our rate of accretion, which would generally increase earnings recorded in “Net income from continuing operations attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” on the Condensed Consolidated Statements of Income.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made in the fiscal 2021 financial statements and notes to conform to the fiscal 2022 presentation.
2.Segment Information
The Company’s operations are conducted in the Disney Media and Entertainment Distribution (DMED) and Disney Parks, Experiences and Products (DPEP) segments. Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer in order to decide how to allocate resources and to assess performance.
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
Impact of COVID-19
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. COVID-19 and measures to prevent its spread have impacted our segments in a number of ways, most significantly at the DPEP segment where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. These operations resumed at various points since May 2020, initially at reduced operating capacities as a result of COVID-19 restrictions. In fiscal 2020 and 2021, we delayed, or in some cases, shortened or cancelled theatrical releases. In addition, we experienced significant disruptions in the production and availability of content, including the delay of key live sports programming during fiscal 2020 and fiscal 2021.
In fiscal 2022, our domestic parks and experiences are generally operating without significant mandatory COVID-19-related capacity restrictions, such as those that were in place during the prior year; however, we continue to manage capacity to address ongoing COVID-19 considerations with respect to guest and cast health and safety. Certain of our international operations continue to be impacted by mandatory COVID-19-related capacity and travel restrictions. At the DMED segment, our film and television productions have generally resumed, although we have seen disruptions of production activities depending on local circumstances. We have generally been able to release our films theatrically in the current quarter, although certain markets continue to impose restrictions on theater openings and capacity.
The impact of these disruptions and the extent of their adverse impact on our financial and operating results will depend on the length of time that such disruptions continue. This will, in turn, depend on the duration and severity of the impacts of COVID-19 and its variants, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, guests and talent.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income (loss) are as follows:

	Quarter Ended
	January 1, 2022	January 2, 2021
Revenues:
Disney Media and Entertainment Distribution	$14,585	$12,661
Disney Parks, Experiences and Products	7,234	3,588
Total consolidated revenues	$21,819	$16,249
Segment operating income (loss):
Disney Media and Entertainment Distribution	$808	$1,451
Disney Parks, Experiences and Products	2,450	(119)
Total segment operating income(1)	$3,258	$1,332
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	January 1, 2022	January 2, 2021
Disney Media and Entertainment Distribution	$245	$235
Disney Parks, Experiences and Products	(3)	(8)
Equity in the income of investees included in segment operating income	242	227
Amortization of TFCF intangible assets related to equity investees	(3)	(3)
Equity in the income of investees, net	$239	$224
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended
	January 1, 2022	January 2, 2021
Segment operating income	$3,258	$1,332
Corporate and unallocated shared expenses	(228)	(232)
Restructuring and impairment charges	—	(113)
Other expense, net	(436)	—
Interest expense, net	(311)	(324)
TFCF and Hulu acquisition amortization(1)	(595)	(617)
Income from continuing operations before income taxes	$1,688	$46
(1)For the quarter ended January 1, 2022 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $435 million, $157 million and $3 million, respectively. For the quarter ended January 2, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $447 million, $167 million, and $3 million, respectively.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	DMED	DPEP	Total
Balance at October 2, 2021	$72,521	$5,550	$78,071
Currency translation adjustments and other, net	(19)	—	(19)
Balance at January 1, 2022	$72,502	$5,550	$78,052

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents our revenues by segment and major source:

	Quarter Ended January 1, 2022			Quarter Ended January 2, 2021
	DMED	DPEP	Total	DMED	DPEP	Total
Affiliate fees	$4,371	$—	$4,371	$4,402	$—	$4,402
Advertising	3,868	1	3,869	3,763	1	3,764
Subscription fees	3,598	—	3,598	2,546	—	2,546
Theme park admissions	—	2,152	2,152	—	549	549
Resort and vacations	—	1,445	1,445	—	433	433
Retail and wholesale sales of merchandise, food and beverage	—	2,089	2,089	—	1,163	1,163
TV/SVOD distribution licensing	1,396	—	1,396	1,169	—	1,169
Theatrical distribution licensing	529	—	529	31	—	31
Merchandise licensing	—	1,119	1,119	5	1,090	1,095
Home entertainment	294	—	294	300	—	300
Other	529	428	957	445	352	797
	$14,585	$7,234	$21,819	$12,661	$3,588	$16,249
The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended January 1, 2022			Quarter Ended January 2, 2021
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$11,830	$5,711	$17,541	$10,291	$2,456	$12,747
Europe	1,538	865	2,403	1,293	487	1,780
Asia Pacific	1,217	658	1,875	1,077	645	1,722
Total revenues	$14,585	$7,234	$21,819	$12,661	$3,588	$16,249
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended January 1, 2022, $0.4 billion was recognized related to performance obligations satisfied as of October 2, 2021. For the quarter ended January 2, 2021, $0.4 billion was recognized related to performance obligations satisfied as of October 3, 2020.
As of January 1, 2022, revenue for unsatisfied performance obligations expected to be recognized in the future is $14 billion, primarily for content and other intellectual property (IP) to be made available in the future under existing agreements with television station affiliates, merchandise licensees and DTC subscribers. Of this amount, we expect to recognize approximately $5 billion in the remainder of fiscal 2022, $4 billion in fiscal 2023, $2 billion in fiscal 2024 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Contract assets, accounts receivable and deferred revenues from contracts with customers are as follows:

	January 1, 2022	October 2, 2021
Contract assets	$142	$155
Accounts receivable
Current	12,649	11,190
Non-current	1,341	1,359
Allowance for credit losses	(199)	(194)
Deferred revenues
Current	4,278	4,067
Non-current	575	581
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year quarters related to contract assets was not material.
For the quarters ended January 1, 2022 and January 2, 2021, the Company recognized revenues of $1.9 billion and $1.5 billion included in the deferred revenue balance at October 2, 2021 and October 3, 2020, respectively. The revenues recognized in both periods were primarily for DTC subscriptions and advances from merchandise and TV/SVOD licensees.
We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount.
The balance of film and television program sales receivables recorded in other non-current assets, net of an allowance for credit losses that is not material, was $0.8 billion as of January 1, 2022. The activity in the allowance for credit losses for the quarter ended January 1, 2022 was not material.
The balance of vacation club receivables recorded in other non-current assets, net of an allowance for credit losses that is not material, was $0.6 billion as of January 1, 2022. The activity in the allowance for credit losses for the quarter ended January 1, 2022 was not material.
4.Other Expense, net
Other expense, net is as follows:

	Quarter Ended
	January 1, 2022	January 2, 2021
DraftKings loss	$(432)	$(186)
fuboTV gain	—	186
Other, net	(4)	—
Other income expense, net	$(436)	$—
For the quarter ended January 1, 2022 and January 2, 2021, the Company recognized a non-cash loss of $432 million and $186 million, respectively, from the adjustment of its investment in DraftKings, Inc. to fair value (DraftKings loss).
For the quarter ended January 2, 2021, the Company recognized a non-cash gain of $186 million from the adjustment of its investment in fuboTV Inc. to fair value (fuboTV gain).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	January 1, 2022	October 2, 2021
Cash and cash equivalents	$14,444	$15,959
Restricted cash included in:
Other current assets	3	3
Other assets	41	41
Total cash, cash equivalents and restricted cash in the statement of cash flows	$14,488	$16,003
Borrowings
During the quarter ended January 1, 2022, the Company’s borrowing activity was as follows:

	October 2, 2021	Borrowings	Payments	Other Activity	January 1, 2022
Commercial paper with original maturities greater than three months	$1,992	$200	$(324)	$2	$1,870
U.S. dollar denominated notes(1)	49,090	—	—	(34)	49,056
Asia Theme Parks borrowings(2)	1,331	33	—	27	1,391
Foreign currency denominated debt and other(3)	1,993	—	—	(178)	1,815
	$54,406	$233	$(324)	$(183)	$54,132
(1)The other activity is primarily due to the amortization of purchase price adjustments on debt assumed in the TFCF acquisition and debt issuance fees.
(2)The other activity is driven by the impact of changes in foreign currency exchange rates.
(3)The other activity is due to market value adjustments for debt with qualifying hedges.
At January 1, 2022, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2022	$5,250	$—	$5,250
Facility expiring March 2023	4,000	—	4,000
Facility expiring March 2025	3,000	—	3,000
Total	$12,250	$—	$12,250
The facilities expiring in March 2023 and March 2025 allow for borrowings at LIBOR-based rates plus a spread depending on the credit default swap spread applicable to the Company’s debt, or a fixed spread in the case of the facility expiring in March 2022, subject to a cap and floor that vary with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s. The spread above LIBOR can range from 0.18% to 1.63%. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The bank facilities contain only one financial covenant, which is interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On January 1, 2022 the financial covenant was met by a significant margin. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2023, which if utilized, reduces available borrowings under this facility. As of January 1, 2022, the Company has $1.4 billion of outstanding letters of credit, of which none were issued under this facility.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Cruise Ship Credit Facilities
The Company has credit facilities to finance up to 80% of the contract price of three new cruise ships, which are scheduled to be delivered in 2022, 2024 and 2025. Under the facilities, $1.0 billion in financing is available as of October 2021, $1.1 billion is available beginning in August 2023 and $1.1 billion is available beginning in August 2024. Each tranche of financing may be utilized for a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.48%, 3.80% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended
	January 1, 2022	January 2, 2021
Interest expense	$(361)	$(404)
Interest and investment income	34	113
Net periodic pension and postretirement benefit costs (other than service costs)	16	(33)
Interest expense, net	$(311)	$(324)
Interest and investment income includes gains and losses on certain publicly traded and non-public investments, investment impairments and interest earned on cash and cash equivalents and certain receivables.
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	January 1, 2022	October 2, 2021
Cash and cash equivalents	$304	$287
Other current assets	104	95
Total current assets	408	382
Parks, resorts and other property	6,947	6,928
Other assets	172	176
Total assets	$7,527	$7,486

Current liabilities	$488	$473
Long-term borrowings	1,358	1,331
Other long-term liabilities	414	422
Total liabilities	$2,260	$2,226
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the quarter ended January 1, 2022:

Revenues	$792
Costs and expenses	(826)
Equity in the loss of investees	(3)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Asia Theme Parks’ royalty and management fees of $26 million for the quarter ended January 1, 2022 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the quarter ended January 1, 2022 were $109 million provided by operating activities, $193 million used in investing activities and $62 million provided by financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $150 million and $100 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. The outstanding balance under the line of credit at January 1, 2022 was $124 million. The Company’s line of credit is eliminated in consolidation.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $905 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.0 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of January 1, 2022, the total amount outstanding under the line of credit was 0.2 billion yuan (approximately $25 million). These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.0 billion yuan (approximately $1.3 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of January 1, 2022 the total amount outstanding under the line of credit was 0.2 billion yuan (approximately $33 million).
7.Produced and Acquired/Licensed Content Costs and Advances
The Company classifies its capitalized produced and acquired/licensed content costs as long-term assets and classifies advances for live programming rights made prior to the live event as short-term assets. For purposes of amortization and impairment, the capitalized content costs are classified based on their predominant monetization strategy as follows:
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of January 1, 2022			As of October 2, 2021
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$5,296	$10,036	$15,332	$4,944	$9,779	$14,723
Completed, not released	300	992	1,292	630	762	1,392
In-process	4,408	5,466	9,874	4,371	4,623	8,994
In development or pre-production	205	129	334	351	162	513
	$10,209	$16,623	26,832	$10,296	$15,326	25,622
Licensed content - Television programming rights and advances			4,962			6,110
Total produced and licensed content			$31,794			$31,732

Current portion			$1,125			$2,183
Non-current portion			$30,669			$29,549
Amortization of produced and licensed content is as follows:

	Quarter Ended
	January 1, 2022	January 2, 2021
Produced content
Predominantly monetized individually	$1,033	$612
Predominantly monetized as a group	1,618	1,198
	2,651	1,810
Licensed programming rights and advances	4,811	4,539
Total produced and licensed content costs(1)	$7,462	$6,349
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income.
8.Income Taxes
Interim Period Tax Expense
Generally, we record interim period tax expense based on the estimated annual effective tax rate using projections of full-year pre-tax earnings and income tax expense, adjusted for tax expense amounts recognized fully in the quarter they occur. We used this approach to determine tax expense in the current quarter of fiscal 2022. For interim periods in fiscal 2021, because of the uncertainties associated with the impact of COVID-19 on our projections of full-year pre-tax earnings and income tax expense, our normal approach of calculating interim period tax expense produced an income tax provision that was not meaningful. Accordingly, we calculated interim period fiscal 2021 tax expense based on the year-to-date earnings before tax, a blended U.S. Federal and state statutory tax rate of approximately 23% adjusted for tax expense amounts recognized fully in the quarter they occurred.
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits at both January 1, 2022 and October 2, 2021 were approximately $2.6 billion (before interest and penalties). In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.3 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

9.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Service costs	$100	$108	$2	$3
Other costs (benefits):
Interest costs	124	114	13	12
Expected return on plan assets	(293)	(275)	(15)	(14)
Amortization of previously deferred service costs	1	2	—	—
Recognized net actuarial loss	147	186	7	7
Total other costs (benefits)	(21)	27	5	5
Net periodic benefit cost	$79	$135	$7	$8
During the quarter ended January 1, 2022, the Company did not make any material contributions to its pension and postretirement medical plans. The Company currently expects to make approximately $100 million to $150 million in pension and postretirement medical plans contributions in fiscal 2022. Final minimum funding requirements for fiscal 2022 will be determined based on a January 1, 2022 funding actuarial valuation, which is expected to be received by the end of the fourth quarter of fiscal 2022.
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

	Quarter Ended
	January 1, 2022	January 2, 2021
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,819	1,812
Weighted average dilutive impact of Awards	9	11
Weighted average number of common and common equivalent shares outstanding (diluted)	1,828	1,823
Awards excluded from diluted earnings per share	4	8

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.Equity
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
First quarter of fiscal 2022
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Quarter Ended January 1, 2022:
Unrealized gains (losses) arising during the period	87	47	(37)	97
Reclassifications of realized net (gains) losses to net income	(18)	155	—	137
Balance at January 1, 2022	$(83)	$(6,823)	$(1,084)	$(7,990)

First quarter of fiscal 2021
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Quarter Ended January 2, 2021:
Unrealized gains (losses) arising during the period	(185)	2	211	28
Reclassifications of realized net (gains) losses to net income	(43)	194	—	151
Balance at January 2, 2021	$(419)	$(9,227)	$(877)	$(10,523)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
First quarter of fiscal 2022
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Quarter Ended January 1, 2022:
Unrealized gains (losses) arising during the period	(23)	(11)	(4)	(38)
Reclassifications of realized net (gains) losses to net income	4	(36)	—	(32)
Balance at January 1, 2022	$23	$1,606	$85	$1,714

First quarter of fiscal 2021
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Quarter Ended January 2, 2021:
Unrealized gains (losses) arising during the period	46	(1)	(7)	38
Reclassifications of realized net (gains) losses to net income	9	(45)	—	(36)
Balance at January 2, 2021	$95	$2,155	$132	$2,382

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
First quarter of fiscal 2022
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Quarter Ended January 1, 2022:
Unrealized gains (losses) arising during the period	64	36	(41)	59
Reclassifications of realized net (gains) losses to net income	(14)	119	—	105
Balance at January 1, 2022	$(60)	$(5,217)	$(999)	$(6,276)

First quarter of fiscal 2021
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Quarter Ended January 2, 2021:
Unrealized gains (losses) arising during the period	(139)	1	204	66
Reclassifications of realized net (gains) losses to net income	(34)	149	—	115
Balance at January 2, 2021	$(324)	$(7,072)	$(745)	$(8,141)
Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended
		January 1, 2022	January 2, 2021
Market value adjustments, primarily cash flow hedges	Primarily revenue	$18	$43
Estimated tax	Income taxes	(4)	(9)
		14	34

Pension and postretirement medical expense	Interest expense, net	(155)	(194)
Estimated tax	Income taxes	36	45
		(119)	(149)
Total reclassifications for the period		$(105)	$(115)
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	January 1, 2022	January 2, 2021
Stock options	$24	$25
RSUs	172	109
Total equity-based compensation expense(1)	$196	$134
Equity-based compensation expense capitalized during the period	$30	$34
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $160 million and $2.2 billion, respectively, as of January 1, 2022.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The weighted average grant date fair values of options granted during the quarter ended January 1, 2022 and January 2, 2021 were $47.66 and $55.28, respectively.
During the quarter ended January 1, 2022, the Company made equity compensation grants consisting of 1.6 million stock options and 9.1 million RSUs.
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

	Fair Value Measurement at January 1, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$527	$—	$—	$527
Derivatives
Interest rate	—	100	—	100
Foreign exchange	—	696	—	696
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(353)	—	(353)
Foreign exchange	—	(525)	—	(525)
Other	—	(2)	—	(2)
Other	—	(438)	—	(438)
Total recorded at fair value	$527	$(504)	$—	$23
Fair value of borrowings	$—	$58,177	$1,475	$59,652

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at October 2, 2021
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of January 1, 2022
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$220	$264	$(127)	$(100)
Interest rate	17	83	(353)	—
Other	8	1	(1)	(1)
Derivatives not designated as hedges
Foreign exchange	109	103	(153)	(145)
Other	9	—	—	—
Gross fair value of derivatives	363	451	(634)	(246)
Counterparty netting	(253)	(326)	394	185
Cash collateral (received) paid	(26)	(4)	234	41
Net derivative positions	$84	$121	$(6)	$(20)

	As of October 2, 2021
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$165	$240	$(122)	$(83)
Interest rate	—	186	(287)	—
Other	10	—	—	—
Derivatives not designated as hedges
Foreign exchange	183	119	(208)	(205)
Other	(8)	—	—	—
Gross fair value of derivatives	350	545	(617)	(288)
Counterparty netting	(301)	(360)	460	201
Cash collateral (received) paid	(3)	(51)	157	73
Net derivative positions	$46	$134	$—	$(14)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings indexed to LIBOR. The total notional amount of the Company’s pay-floating interest rate swaps at both January 1, 2022 and October 2, 2021, was $15.1 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	January 1, 2022	October 2, 2021	January 1, 2022	October 2, 2021
Borrowings:
Current	$1,512	$505	$14	$5
Long-term	13,957	15,136	(290)	(103)
	$15,469	$15,641	$(276)	$(98)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	January 1, 2022	January 2, 2021
Gain (loss) on:
Pay-floating swaps	$(178)	$(147)
Borrowings hedged with pay-floating swaps	178	147
Benefit (expense) associated with interest accruals on pay-floating swaps	37	35
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at January 1, 2022 or at October 2, 2021, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarter ended January 1, 2022 and January 2, 2021 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of January 1, 2022 and October 2, 2021, the notional amounts of the Company’s net foreign exchange cash flow hedges were $8.1 billion and $6.9 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $119 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended
	January 1, 2022	January 2, 2021
Gain (loss) recognized in Other Comprehensive Income	$79	$(151)
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	13	44
(1)Primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact of the designated exposure is recorded to “Interest expense, net” to offset the foreign currency impact of the foreign currency denominated borrowing. The non-hedged exposure is recorded to AOCI and is amortized over the life of the cross currency swap. As of January 1, 2022 and October 2, 2021, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($1.0 billion), respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	January 1, 2022	January 2, 2021
Gain (loss) on:
Cross currency swaps	$1	$42
Borrowings hedged with cross currency swaps	(1)	(42)
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at January 1, 2022 and October 2, 2021 were $3.9 billion and $3.5 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Net gains (losses) on foreign currency denominated assets and liabilities	$(63)	$158	$1	$(41)	$8	$(59)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	33	(187)	—	43	(8)	50
Net gains (losses)	$(30)	$(29)	$1	$2	$—	$(9)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at January 1, 2022 and October 2, 2021 and related gains or losses recognized in earnings for the quarter and quarter ended January 1, 2022 and January 2, 2021 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at both January 1, 2022 and October 2, 2021 were $0.4 billion. The related gains or losses recognized in earnings were not material for the quarters ended January 1, 2022 and January 2, 2021.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $301 million and $244 million on January 1, 2022 and October 2, 2021, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

16.Restructuring and Impairment Charges
The Company recognized approximately $0.1 billion of restructuring charges during the quarter ended January 2, 2021, primarily for severance. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.
17.New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2022
Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (FASB) issued guidance which simplifies the accounting for income taxes. The guidance amends the rules for recognizing deferred taxes for investments, performing intraperiod tax allocations and calculating income taxes in interim periods. It also reduces complexity in certain areas, including the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating taxes to members of a consolidated group. The Company adopted the new guidance in the first quarter of fiscal 2022. The adoption did not have a material impact on our financial statements.
Facilitation of the Effects of Reference Rate Reform
In March 2020, the FASB issued guidance which provides optional expedients and exceptions for applying current GAAP to contracts, hedging relationships, and other transactions affected by the transition from the use of LIBOR to an alternative reference rate. The guidance is applicable to contracts entered into before January 1, 2023. The Company adopted the new guidance in the first quarter of fiscal 2022. The adoption did not have a material impact on our financial statements.
Accounting Pronouncements Not Yet Adopted
Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued guidance requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. The new guidance requires the disclosure of the nature of the transactions, the accounting for the transactions, and the effect of the transactions on the financial statements. The guidance is effective for annual periods beginning with the Company’s 2023 fiscal year (with early adoption permitted). The Company is currently assessing the impacts this guidance will have on its financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results, the impact of COVID-19 on our businesses and operations, results of operations and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors, including those described in “Risk Factors” in our 2021 Annual Report on Form 10-K, that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances. You should not place undue reliance on the forward-looking statements. Unless required by federal securities laws, we assume no obligation to update any of these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated, to reflect circumstances or events that occur after the statements are made.
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
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)
(in millions, except per share data)	January 1, 2022	January 2, 2021
Revenues:
Services	$19,542	$14,871	31%
Products	2,277	1,378	65%
Total revenues	21,819	16,249	34%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,161)	(10,738)	(23) %
Cost of products (exclusive of depreciation and amortization)	(1,406)	(1,037)	(36) %
Selling, general, administrative and other	(3,787)	(2,917)	(30) %
Depreciation and amortization	(1,269)	(1,298)	2%
Total costs and expenses	(19,623)	(15,990)	(23) %
Restructuring and impairment charges	—	(113)	100%
Other expense, net	(436)	—	nm
Interest expense, net	(311)	(324)	4%
Equity in the income of investees	239	224	7%
Income from continuing operations before income taxes	1,688	46	>100%
Income taxes on continuing operations	(488)	(16)	>(100) %
Net income from continuing operations	1,200	30	>100%
Loss from discontinued operations, net of income tax benefit of $14 and $4, respectively	(48)	(12)	>(100) %
Net income	1,152	18	>100%
Net income from continuing operations attributable to noncontrolling interests	(48)	(1)	>(100) %
Net income attributable to Disney	$1,104	$17	>100%
Diluted earnings per share from continuing operations attributable to Disney	$0.63	$0.02	>100%

SIGNIFICANT DEVELOPMENTS
COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread have impacted our segments in a number of ways, most significantly at the DPEP segment where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. These operations resumed at various points since May 2020, initially at reduced operating capacities as a result of COVID-19 restrictions. In fiscal 2020 and 2021, we delayed, or in some cases, shortened or canceled, theatrical releases. In addition, we experienced significant disruptions in the production and availability of content, including the delay of key live sports programming during fiscal 2020 and fiscal 2021.
The most significant impact on operating income since the onset of COVID-19 has been at the DPEP segment due to revenue lost. In fiscal 2022, our domestic parks and experiences are generally operating without significant mandatory COVID-19-related capacity restrictions, such as those that were in place during the prior-year quarter; however, we continue to manage capacity to address ongoing COVID-19 considerations with respect to guest and cast health and safety. Certain of our international operations continue to be impacted by mandatory COVID-19-related capacity and travel restrictions. At the DMED segment, our film and television productions have generally resumed, although we have seen disruptions of production activities depending on local circumstances. We have generally been able to release our films theatrically in the current quarter, although certain markets continue to impose restrictions on theater openings and capacity.
We have incurred, and will continue to incur, costs to address government regulations and the safety of our employees, guests and talent, of which certain costs are capitalized and will be amortized over future periods.
The impact of the disruptions on our businesses and costs to address government regulations and the safety of our employees, guests and talent (and the extent of their adverse impact on our financial and operational results) will depend on the length of time that such disruptions continue. This will, in turn, depend on the duration and severity of the impacts of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
COVID-19 and its variants, and among other things, the impact and duration of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward.
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 34%, or $5.6 billion, to $21.8 billion; net income attributable to Disney increased to $1.1 billion from $17 million; and diluted earnings per share from continuing operations attributable to Disney (EPS) was $0.63 compared to $0.02 in the prior-year quarter. The EPS increase for the quarter was due to higher segment operating results at DPEP, partially offset by lower operating results at DMED.
Revenues
Service revenues for the quarter increased 31%, or $4.7 billion, to $19.5 billion due to increased volumes at our theme parks and resorts, higher DTC subscription revenue and higher theatrical revenues. The increase in theme parks and resorts volumes reflects the impact of operating with mandatory capacity restrictions in the prior-year quarter as a result of COVID-19. The increase in subscription revenue was due to subscriber growth and higher retail pricing at Disney+, Hulu, and to a lesser extent, ESPN+.
Product revenues for the quarter increased 65%, or $0.9 billion to $2.3 billion due to higher merchandise, food and beverage sales at our theme parks and resorts.
Costs and expenses
Cost of services for the quarter increased 23%, or $2.4 billion, to $13.2 billion due to higher programming and production costs and technical support expenses at Direct-to-Consumer, increased volumes at our theme parks and resorts, higher sports programming costs at Linear Networks and higher theatrical production cost amortization and theatrical distribution costs at Content Sales/Licensing and Other.
Cost of products for the quarter increased 36%, or $0.4 billion, to $1.4 billion due to higher merchandise, food and beverage sales at our theme parks and resorts.
Selling, general, administrative and other costs increased 30%, or $0.9 billion, to $3.8 billion due to higher marketing costs.
Restructuring and impairment charges
Restructuring and impairment charges of $113 million for the prior-year quarter were due to severance.
Other expense, net
In the current quarter, the Company recognized $436 million in Other expense, net due to a non-cash loss of $432 million to adjust its investment in DraftKings to fair value.
In the prior-year quarter, the Company recognized $186 million non-cash loss to adjust its investment in DraftKings to fair value, offset by a $186 million non-cash gain to adjust its investment in fuboTV to fair value.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	January 1, 2022	January 2, 2021	% Change Better (Worse)
Interest expense	$(361)	$(404)	11%
Interest income, investment income (loss) and other	50	80	(38) %
Interest expense, net	$(311)	$(324)	4%
The decrease in interest expense was due to lower average debt balances and higher capitalized interest.
The decrease in interest income, investment income (loss) and other was due to lower investment gains, partially offset by a favorable comparison of pension and postretirement benefit costs, other than service cost, which was a benefit in the current quarter and an expense in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Effective Income Tax Rate

	Quarter Ended
	January 1, 2022	January 2, 2021
Income from continuing operations before income taxes	$1,688	$46
Income tax on continuing operations	488	16
Effective income tax rate - continuing operations	28.9%	34.8%
The effective income tax rate in the current quarter was higher than the U.S. statutory rate due to unfavorable adjustments related to prior years. The effective income tax rate in the prior-year quarter was higher than the U.S. statutory rate primarily due to an unfavorable impact from foreign earnings taxed at rates higher than the U.S. statutory rate, partially offset by favorable adjustments related to prior years.
Noncontrolling Interests

	Quarter Ended
(in millions)	January 1, 2022	January 2, 2021	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(48)	$(1)	>(100) %
The increase in net income from continuing operations attributable to noncontrolling interests was driven by lower losses at Hong Kong Disneyland Resort and Shanghai Disney Resort, partially offset by a higher loss at our DTC sports business.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended January 1, 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $595 million
•Other expense of $436 million due to the DraftKings loss of $432 million
Results for the quarter ended January 2, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $617 million
•Restructuring charges of $113 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended January 1, 2022:
TFCF and Hulu acquisition amortization	$(595)	$139	$(456)	$(0.24)
Other expense, net	(436)	102	(334)	(0.18)
Total	$(1,031)	$241	$(790)	$(0.43)

Quarter Ended January 2, 2021:
TFCF and Hulu acquisition amortization	$(617)	$144	$(473)	$(0.25)
Restructuring and impairment charges	(113)	28	(85)	(0.05)
Total	$(730)	$172	$(558)	$(0.30)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended January 1, 2022 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
DMED revenues are subject to seasonal advertising patterns, changes in viewership and subscriber levels, timing and performance of film releases in the theatrical and home entertainment markets, timing of and demand for film and television programs, and the availability of and demand for sports programming. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. In addition, advertising revenues generated from sports programming are impacted by the timing of sports seasons and events, which varies throughout the year or may take place periodically (e.g. biannually, quadrennially). Affiliate revenues vary with the subscriber trends of multi-channel video programming distributors (i.e. cable, satellite telecommunications and digital over-the-top service providers). Theatrical release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
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
Our DMED segment primarily generates revenue across three significant lines of business/distribution platforms: Linear Networks, Direct-to-Consumer and Content Sales/Licensing. Programming and production costs are generally allocated across these businesses based on the estimated relative value of the distribution windows. Programming and production costs to support these businesses/distribution platforms are largely incurred across three content creation groups: Studios, General Entertainment and Sports. Programming and production costs include amortization of acquired licensed programming rights (including sports rights), amortization of capitalized production costs (including participations and residuals) and production costs related to live programming such as news and sports. Costs for initial marketing campaigns are generally recognized in the distribution platform of initial exploitation.
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
The Company evaluates the performance of its operating segments based on segment operating income, and management uses total segment operating income as a measure of the overall performance of the operating businesses separate from non-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
operating factors. Total segment operating income is not a financial measure defined by GAAP, should be reviewed in conjunction with the relevant GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company believes that information about total segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income, thus providing separate insight into both operations and other factors that affect reported results.
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Income from continuing operations before income taxes	$1,688	$46	>100%
Add (subtract):
Corporate and unallocated shared expenses	228	232	2%
Restructuring and impairment charges	—	113	100%
Other expense, net	436	—	nm
Interest expense, net	311	324	4%
TFCF and Hulu acquisition amortization	595	617	4%
Total segment operating income	$3,258	$1,332	>100%
The following is a summary of segment revenue and operating income (loss):

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Revenues:
Disney Media and Entertainment Distribution	$14,585	$12,661	15%
Disney Parks, Experiences and Products	7,234	3,588	>100%
	$21,819	$16,249	34%
Segment operating income:
Disney Media and Entertainment Distribution	$808	$1,451	(44) %
Disney Parks, Experiences and Products	2,450	(119)	nm
	$3,258	$1,332	>100%
Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Disney Media and Entertainment Distribution	$153	$167	8%
Disney Parks, Experiences and Products
Domestic	398	388	(3) %
International	168	176	5%
Total Disney Parks, Experiences and Products	566	564	— %
Corporate	48	46	(4) %
Total depreciation expense	$767	$777	1%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Disney Media and Entertainment Distribution	$40	$47	15%
Disney Parks, Experiences and Products	27	27	— %
TFCF and Hulu	435	447	3%
Total amortization of intangible assets	$502	$521	4%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Revenues:
Linear Networks	$7,706	$7,693	— %
Direct-to-Consumer	4,690	3,504	34%
Content Sales/Licensing and Other	2,433	1,702	43%
Elimination of Intrasegment Revenue(1)	(244)	(238)	(3) %
	$14,585	$12,661	15%
Segment operating income (loss):
Linear Networks	$1,499	$1,729	(13) %
Direct-to-Consumer	(593)	(466)	(27) %
Content Sales/Licensing and Other	(98)	188	nm
	$808	$1,451	(44) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Revenues
Affiliate fees	$4,615	$4,640	(1) %
Advertising	2,839	2,835	— %
Other	252	218	16%
Total revenues	7,706	7,693	— %
Operating expenses	(5,656)	(5,421)	(4) %
Selling, general, administrative and other	(755)	(724)	(4) %
Depreciation and amortization	(38)	(53)	28%
Equity in the income of investees	242	234	3%
Operating Income	$1,499	$1,729	(13) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Domestic Channels	$3,862	$3,773	2%
International Channels	753	867	(13) %
	$4,615	$4,640	(1) %
The increase in affiliate revenue at the Domestic Channels was due to an increase of 6% from higher contractual rates, partially offset by a decrease of 4% from fewer subscribers.
The decrease in affiliate revenue at the International Channels was due to decreases of 12% from fewer subscribers driven by channel closures in Europe and Asia and 3% from an unfavorable foreign exchange impact, partially offset by an increase of 2% from higher contractual rates.

Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Cable	$1,293	$1,217	6%
Broadcasting	900	984	(9) %
Domestic Channels	2,193	2,201	— %
International Channels	646	634	2%
	$2,839	$2,835	— %

The increase in Cable advertising revenue was due to an increase of 6% from higher impressions, partially offset by a decrease of 1% from lower rates. The increase in impressions reflected more units delivered and higher average viewership.
The decrease in Broadcasting advertising revenue was due to decreases of 12% from fewer impressions at ABC, reflecting lower average viewership, and 8% from the owned television stations, partially offset by an increase of 11% from higher rates at ABC. The decrease at the owned television stations was due to lower political advertising.
The increase in International Channels advertising revenue was due to an increase of 6% from higher rates, partially offset by decreases of 3% from an unfavorable foreign exchange impact and 1% from fewer impressions, reflecting lower average viewership. The decrease in viewership was driven by COVID-19-related timing shifts of Indian Premier League (IPL) cricket matches, which resulted in fewer matches in the current quarter compared to the prior-year quarter. This decrease was partially offset by an increase from the airing of International Cricket Council (ICC) T20 World Cup matches in the current quarter. The ICC T20 World Cup generally occurs every two years and was not held in the prior-year quarter due to COVID-19. IPL cricket matches typically occur in our second and third fiscal quarters. As a result of COVID-19-related timing shifts, we aired 13 matches in the current quarter and 44 matches in the prior-year quarter.
Other revenue increased $34 million, to $252 million from $218 million, due to sub-licensing fees from ICC T20 World Cup matches in the current quarter, partially offset by lower sub-licensing fees as a result of fewer IPL cricket matches in the current quarter compared to the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Cable	$(3,583)	$(3,404)	(5) %
Broadcasting	(800)	(747)	(7) %
Domestic Channels	(4,383)	(4,151)	(6) %
International Channels	(894)	(914)	2%
	$(5,277)	$(5,065)	(4) %
The increase in programming and production costs at Cable was primarily due to higher rights costs for the College Football Playoffs (CFP), NFL and MLB and an increase in sports production costs due to the cancellation of events in the prior-year quarter. These increases were partially offset by lower costs for NBA and golf programming. The increases in CFP and NFL rights costs were due to higher contractual rates. Higher MLB rights costs were due to airing one playoff game in the current quarter, compared to airing no MLB games in the prior-year quarter. Lower NBA and golf programming costs were due to the shift of certain NBA games and the Masters out of fiscal 2020 and into the first quarter of fiscal 2021 due to COVID-19.
The increase in programming and production costs at Broadcasting was due to a higher cost mix of programming aired on ABC in the current quarter.
Programming and production costs at the International Channels decreased due to lower costs for general entertainment programming, the impact of channel closures and a favorable foreign exchange impact, partially offset by an increase in sports programming costs. The decrease in general entertainment programming costs was driven by a lower cost mix of programming in the current quarter. The increase in sports programming costs was due to higher costs for cricket programming, partially offset by lower soccer programming costs reflecting fewer games in the current quarter. Higher costs for cricket programming were driven by costs for ICC T20 World Cup matches in the current quarter, partially offset by the impact of fewer IPL matches in the current quarter compared to the prior-year quarter.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $230 million, to $1,499 million from $1,729 million, due to decreases at Cable and Broadcasting.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Supplemental revenue detail
Domestic Channels	$6,152	$6,070	1%
International Channels	1,554	1,623	(4) %
	$7,706	$7,693	— %
Supplemental operating income detail
Domestic Channels	$888	$1,120	(21) %
International Channels	369	375	(2) %
Equity in the income of investees	242	234	3%
	$1,499	$1,729	(13) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Revenues
Subscription fees	$3,598	$2,546	41%
Advertising	980	882	11%
TV/SVOD distribution and other	112	76	47%
Total revenues	4,690	3,504	34%
Operating expenses	(3,922)	(2,921)	(34) %
Selling, general, administrative and other	(1,275)	(970)	(31) %
Depreciation and amortization	(86)	(79)	(9) %
Operating Loss	$(593)	$(466)	(27) %
Revenues
The increase in subscription fees was due to increases of 23% from higher subscribers, driven by growth at Disney+, Hulu, and ESPN+, and 18% from higher rates due to increases in retail pricing at Disney+, Hulu, and to a lesser extent, ESPN+.
Higher advertising revenue reflected increases of 6% from higher rates due to an increase at Hulu and 5% from higher impressions due to increases at Disney+ and ESPN+.
The increase in TV/SVOD distribution and other revenue was due to higher Ultimate Fighting Championship (UFC) pay-per-view fees, which reflected an increase in average buys per event and higher pricing, partially offset by the impact of airing two events in the current quarter compared to three events in the prior-year quarter.
The following tables present additional information about our Disney+, ESPN+ and Hulu Direct-to-Consumer (DTC) product offerings(1).
Paid subscribers(2) as of:

(in millions)	January 1, 2022	January 2, 2021	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	42.9	36.3	18%
International (excluding Disney+ Hotstar)(3)	41.1	29.4	40%
Disney+ (excluding Disney+ Hotstar)(4)	84.0	65.7	28%
Disney+ Hotstar	45.9	29.2	57%
Total Disney+(4)	129.8	94.9	37%

ESPN+	21.3	12.1	76%

Hulu
SVOD Only	40.9	35.4	16%
Live TV + SVOD	4.3	4.0	8%
Total Hulu(4)	45.3	39.4	15%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber(5) for the quarter ended:

			% Change Better (Worse)
	January 1, 2022	January 2, 2021
Disney+
Domestic (U.S. and Canada)	$6.68	$5.80	15%
International (excluding Disney+ Hotstar)(3)	5.96	4.73	26%
Disney+ (excluding Disney+ Hotstar)	6.33	5.37	18%
Disney+ Hotstar	1.03	0.98	5%
Disney+	4.41	4.03	9%

ESPN+	5.16	4.48	15%

Hulu
SVOD Only	12.96	13.51	(4) %
Live TV + SVOD	87.01	75.11	16%
(1)In the U.S., Disney+, ESPN+ and Hulu SVOD Only are each offered as a standalone service or as a package that includes all three services (the SVOD Bundle). Effective December 21, 2021, Hulu Live TV + SVOD includes Disney+ and ESPN+ (new Hulu Live TV + SVOD offering), whereas previously, Hulu Live TV + SVOD was offered as a standalone service or with Disney+ and ESPN+ as optional additions (old Hulu Live TV + SVOD offering). Disney+ is available in more than 80 countries and territories outside the U.S. and Canada. In India and certain other Southeast Asian countries, our service is branded Disney+ Hotstar. In certain Latin American countries, we offer Disney+ as well as Star+, a general entertainment SVOD service, which is available on a standalone basis or together with Disney+. Depending on the market, our services can be purchased on our websites, through third party platforms/apps or via wholesale arrangements.
(2)Reflects subscribers for which we recognized subscription revenue. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to the SVOD Bundle are counted as a paid subscriber for each service included in the SVOD Bundle and subscribers to the old Hulu Live TV + SVOD offering and new Hulu Live TV + SVOD offering are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ offerings. Subscribers include those who receive a service through wholesale arrangements including those for which we receive a fee for the distribution of the service to each subscriber of an existing content distribution tier. In Latin America, if a subscriber has either the standalone Disney+ or Star+ service or both the Disney+ and Star+ services, they are counted as one Disney+ paid subscriber. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
(3)Includes the Disney+ service outside the U.S. and Canada and the Star+ service in Latin America.
(4)Total may not equal the sum of the column due to rounding.
(5)Revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Premier Access and Pay-Per-View revenue. The average revenue per paid subscriber is net of discounts on the SVOD Bundle or other offerings that carry more than one service. Revenue is allocated to each service based on the relative retail price of each service on a standalone basis. Starting in December 2021, revenue for the new Hulu Live TV + SVOD offering is allocated to the SVOD services based on the wholesale price of the SVOD Bundle. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third party platforms.
The average monthly revenue per paid subscriber for domestic Disney+ increased from $5.80 to $6.68 due to an increase in retail pricing and a lower mix of wholesale subscribers, partially offset by a higher mix of subscribers to the SVOD Bundle.
The average monthly revenue per paid subscriber for international Disney+ (excluding Disney+ Hotstar) increased from $4.73 to $5.96 due to increases in retail pricing.
The average monthly revenue per paid subscriber for Disney+ Hotstar increased from $0.98 to $1.03 due to launches in new territories with higher average prices, partially offset by a higher mix of wholesale subscribers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The average monthly revenue per paid subscriber for ESPN+ increased from $4.48 to $5.16 primarily due to an increase in retail pricing and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to the SVOD Bundle.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $13.51 to $12.96 due to lower per-subscriber advertising revenue and a higher mix of subscribers to the SVOD Bundle, partially offset by an increase in retail pricing.
The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $75.11 to $87.01 due to increases in retail pricing and higher per-subscriber advertising revenue, partially offset by the impact of the new Hulu Live TV + SVOD offering.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Programming and production costs
Disney+	$(920)	$(515)	(79) %
Hulu	(1,832)	(1,624)	(13) %
ESPN+ and other	(427)	(240)	(78) %
Total programming and production costs	(3,179)	(2,379)	(34) %
Other operating expense	(743)	(542)	(37) %
	$(3,922)	$(2,921)	(34) %
The increase in programming and production costs at Disney+ was due to more content provided on the service.
Higher programming and production costs at Hulu were due to higher subscriber-based fees for programming the Live TV service due to rate increases and the carriage of more networks.
The increase in programming and production costs at ESPN+ and other was primarily due to new National Hockey League programming.
Other operating expenses increased primarily due to higher technology and distribution costs driven by growth in existing markets and to a lesser extent, expansion to new markets.
Selling, general, administrative and other costs increased $305 million, to $1,275 million from $970 million, due to higher marketing costs primarily due to growth in existing markets and to a lesser extent, expansion to new markets.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer increased $127 million, to $593 million from $466 million, due to higher losses at Disney+, and to a lesser extent, ESPN+, partially offset by improved results at Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental Historical Information for Direct-to-Consumer
The following tables present the number of paid subscribers for Disney+, ESPN+ and Hulu as of:

(in millions)	October 2, 2021	July 3, 2021	April 3, 2021	January 2, 2021
Disney+
Domestic	38.8	37.9	37.3	36.3
International (excluding Disney+ Hotstar)	36.0	33.2	31.1	29.4
Disney+ (excluding Disney+ Hotstar) (1)	74.8	71.1	68.4	65.7
Disney+ Hotstar	43.3	44.9	35.2	29.2
Total Disney+ (1)	118.1	116.0	103.6	94.9

ESPN+	17.1	14.9	13.8	12.1

Hulu
SVOD Only	39.7	39.1	37.8	35.4
Live TV + SVOD	4.0	3.7	3.8	4.0
Total Hulu (1)	43.8	42.8	41.6	39.4

(in millions)	October 3, 2020	June 27, 2020	March 28, 2020	December 28, 2019
Disney+
Domestic	33.8	31.3	28.4	25.0
International (excluding Disney+ Hotstar)	19.5	17.5	5.1	1.5
Disney+ (excluding Disney+ Hotstar) (1)	53.3	48.8	33.5	26.5
Disney+ Hotstar	20.3	8.7	—	—
Total Disney+ (1)	73.7	57.5	33.5	26.5

ESPN+	10.3	8.5	7.9	6.6

Hulu
SVOD Only	32.5	32.1	28.8	27.2
Live TV + SVOD	4.1	3.4	3.3	3.2
Total Hulu (1)	36.6	35.5	32.1	30.4
(1)Total may not equal the sum of the column due to rounding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following tables present the average monthly revenue per paid subscriber for the quarter ended:

	October 2, 2021	July 3, 2021	April 3, 2021	January 2, 2021
Disney+
Domestic	$6.81	$6.62	$6.01	$5.80
International (excluding Disney+ Hotstar)	5.52	5.52	5.14	4.73
Disney+ (excluding Disney+ Hotstar)	6.24	6.12	5.61	5.37
Disney+ Hotstar	0.64	0.78	0.49	0.98
Disney+	4.12	4.16	3.99	4.03

ESPN+	4.74	4.47	4.55	4.48

Hulu
SVOD Only	12.75	13.15	12.08	13.51
Live TV + SVOD	84.89	84.09	81.83	75.11

	October 3, 2020	June 27, 2020	March 28, 2020	December 28, 2019
Disney+
Domestic	$5.68	$5.71	$5.64	$5.55
International (excluding Disney+ Hotstar)	4.61	4.50	5.50	5.60
Disney+ (excluding Disney+ Hotstar)	5.30	5.31	5.63	5.56
Disney+ Hotstar	0.98	0.57	—	—
Disney+	4.52	4.62	5.63	5.56

ESPN+	4.54	4.18	4.24	4.44

Hulu
SVOD Only	12.59	11.39	12.06	13.15
Live TV + SVOD	71.90	68.11	67.75	59.47
The following tables present operating expenses for the quarter ended:

(in millions)	October 2, 2021	July 3, 2021	April 3, 2021	January 2, 2021
Programming and production costs
Disney+	$(974)	$(772)	$(654)	$(515)
Hulu	(1,730)	(1,700)	(1,626)	(1,624)
ESPN+ and other	(278)	(297)	(306)	(240)
Total programming and production costs	(2,982)	(2,769)	(2,586)	(2,379)
Other operating expense	(703)	(645)	(628)	(542)
	$(3,685)	$(3,414)	$(3,214)	$(2,921)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

(in millions)	October 3, 2020	June 27, 2020	March 28, 2020	December 28, 2019
Programming and production costs
Disney+	$(490)	$(352)	$(291)	$(219)
Hulu	(1,480)	(1,517)	(1,396)	(1,428)
ESPN+ and other	(222)	(179)	(277)	(273)
Total programming and production costs	(2,192)	(2,048)	(1,964)	(1,920)
Other operating expense	(532)	(498)	(501)	(423)
	$(2,724)	$(2,546)	$(2,465)	$(2,343)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Revenues
TV/SVOD distribution	$1,195	$1,022	17%
Theatrical distribution	529	31	>100%
Home entertainment	294	300	(2) %
Other	415	349	19%
Total revenues	2,433	1,702	43%
Operating expenses	(1,625)	(1,074)	(51) %
Selling, general, administrative and other	(840)	(359)	>(100) %
Depreciation and amortization	(69)	(82)	16%
Equity in the income of investees	3	1	>100%
Operating Income	$(98)	$188	nm
Revenues
The increase in TV/SVOD distribution revenue reflected higher sales of both episodic television and theatrical film content. The increase in episodic television content sales was primarily due to the sale of more significant titles in the current quarter. Higher theatrical film content sales were driven by an increase in sales of library content and more title availabilities in the free television window.
The increase in theatrical distribution revenue was due to the release of nine titles in the current quarter compared to no significant releases in the prior-year quarter as a result of COVID-19, and to a lesser extent, revenue from the co-production of Marvel’s Spider-Man: No Way Home. Significant releases in the current quarter included Eternals and Encanto.
The increase in other revenue was due to higher sales from stage plays as a result of more performances in the current quarter.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Programming and production costs	$(1,260)	$(877)	(44) %
Cost of goods sold and distribution costs	(365)	(197)	(85) %
	$(1,625)	$(1,074)	(51) %
The increase in programming and production costs was due to higher production cost amortization driven by an increase in theatrical revenue and higher film cost impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in cost of goods sold and distribution costs was due to higher costs for stage plays as a result of more performances in the current quarter and an increase in theatrical distribution costs as a result of more theatrical releases.
Selling, general administrative and other costs increased $481 million, to $840 million from $359 million, due to higher theatrical marketing costs.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $286 million, to a loss of $98 million from income of $188 million, due to lower theatrical distribution results and higher film cost impairments, partially offset by higher TV/SVOD distribution results.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
TFCF and Hulu acquisition amortization(1)	$(593)	$(615)	4%
Restructuring and impairment charges	—	(81)	100%
(1)In the current quarter, amortization of step-up on film and television costs was $157 million and amortization of intangible assets was $433 million. In the prior-year quarter, amortization of step-up on film and television costs was $167 million and amortization of intangible assets was $445 million.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Revenues
Theme park admissions	$2,152	$549	>100%
Parks & Experiences merchandise, food and beverage	1,626	553	>100%
Resorts and vacations	1,445	433	>100%
Merchandise licensing and retail	1,563	1,698	(8) %
Parks licensing and other	448	355	26%
Total revenues	7,234	3,588	>100%
Operating expenses	(3,451)	(2,430)	(42) %
Selling, general, administrative and other	(737)	(678)	(9) %
Depreciation and amortization	(593)	(591)	— %
Equity in the loss of investees	(3)	(8)	63%
Operating Income (Loss)	$2,450	$(119)	nm
COVID-19
Revenues at DPEP benefited from the comparison to the significant adverse impact of closures/reduced operating capacity as a result of the impact of COVID-19 on our theme parks and experiences in the prior-year quarter. In fiscal 2022, our domestic parks and experiences are generally operating without significant mandatory COVID-19-related capacity restrictions, such as those that were in place during the prior year; however, we continue to manage capacity to address ongoing COVID-19 considerations with respect to guest and cast health and safety. Certain of our international operations continue to be impacted by mandatory COVID-19-related capacity and travel restrictions.
Walt Disney World Resort, Shanghai Disney Resort and Tokyo Disney Resort were open for the entire quarter in both the current and prior years. Disneyland Resort and Disneyland Paris were open for the entire current quarter, whereas Disneyland Resort was closed for all of the prior-year quarter and Disneyland Paris was closed for approximately 65 days in the prior-year

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
quarter. Hong Kong Disneyland Resort was open for 68 days in the current quarter and 42 days in the prior-year quarter. Cruise ships operated at reduced capacities in the current quarter while sailings were suspended in the prior-year quarter.
Revenues
The increase in theme park admissions revenue was due to attendance growth and higher average per capita ticket revenue, which was due to attendance mix and the introduction of Genie+ and Lightning Lane.
Parks & Experiences merchandise, food and beverage revenue growth was due to higher volumes.
The increase in resorts and vacations revenue was primarily due to increases in occupied hotel room nights, passenger cruise days and average daily hotel room rates.
Merchandise licensing and retail revenue was lower due to a decrease of 9% from retail due to the closure of a substantial number of Disney-branded retail stores in North America and Europe in the second half of fiscal year 2021.
The increase in parks licensing and other revenue was due to higher sponsorship revenue.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Jan 1, 2022	Jan 2, 2021	Jan 1, 2022	Jan 2, 2021	Jan 1, 2022	Jan 2, 2021
Parks
Increase (decrease)
Attendance(2)	>100%	(74) %	>100%	(61) %	>100%	(71) %
Per Capita Guest Spending(3)	30%	1%	14%	(9) %	32%	(5) %
Hotels
Occupancy(4)	73%	28%	52%	13%	68%	24%
Available Room Nights (in thousands)(5)	2,542	2,644	799	799	3,341	3,443
Per Room Guest Spending(6)	$473	$363	$380	$372	$456	$364
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Operating labor	$(1,515)	$(1,030)	(47) %
Cost of goods sold and distribution costs	(798)	(587)	(36) %
Infrastructure costs	(576)	(522)	(10) %
Other operating expense	(562)	(291)	(93) %
	$(3,451)	$(2,430)	(42) %
The increases in operating labor, cost of goods sold and distribution costs and other operating expenses were due to higher volumes while the increase in infrastructure costs was due to higher volumes and increased technology spending.
Selling, general, administrative and other costs increased $59 million, to $737 million from $678 million, due to higher marketing spend.
Segment Operating Income (Loss)
Segment operating income increased from a loss of $0.1 billion to a profit of $2.5 billion due to increases at our domestic parks and resorts and, to a lesser extent, international parks and resorts, partially offset by a decrease at our consumer products business.
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Supplemental revenue detail
Parks & Experiences
Domestic	$4,800	$1,489	>100%
International	861	378	>100%
Consumer Products	1,573	1,721	(9) %
	$7,234	$3,588	>100%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$1,555	$(798)	nm
International	21	(262)	nm
Consumer Products	874	941	(7) %
	$2,450	$(119)	nm
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Restructuring and impairment charges	$—	$(28)	100%
TFCF and Hulu acquisition amortization	(2)	(2)	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Corporate and unallocated shared expenses	$(228)	$(232)	2%
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	January 1, 2022	January 2, 2021
Cash (used in) provided by operations - continuing operations	$(209)	$75	nm
Cash used in investing activities - continuing operations	(987)	(732)	(35) %
Cash used in financing activities - continuing operations	(280)	(333)	16%
Cash provided by operations - discontinued operations	8	9	>100%
Cash used in financing activities - discontinued operations	(12)	—	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	(35)	139	nm
Change in cash, cash equivalents and restricted cash	$(1,515)	$(842)	nm
Operating Activities
Cash used in continuing operating activities was $0.2 billion for the current quarter compared to cash provided by continuing operating activities of $0.1 billion in the prior-year quarter. The decrease in cash provided by operations was due to lower operating cash flow at DMED, partially offset by higher operating cash flow at DPEP. The decrease in operating cash flow at DMED was due to higher operating cash disbursements and higher spending on film and television productions, partially offset by higher operating cash receipts. Higher operating cash disbursements were driven by increased operating expenses while higher operating cash receipts were due to revenue growth. The increase in operating cash flow at DPEP was due to higher operating cash receipts driven by higher revenue, partially offset by an increase in operating cash disbursements due to higher operating expenses.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the quarter ended January 1, 2022 and January 2, 2021 are as follows:

	Quarter Ended
(in millions)	January 1, 2022	January 2, 2021
Beginning balances:
Produced and licensed programming assets	$31,732	$27,193
Programming liabilities	(4,113)	(4,099)
	27,619	23,094
Spending:
Programming licenses and rights	3,357	2,709
Produced film and television content	3,598	2,869
	6,955	5,578
Amortization:
Programming licenses and rights	(4,811)	(4,539)
Produced film and television content	(2,651)	(1,810)
	(7,462)	(6,349)
Change in internally produced and licensed content costs	(507)	(771)
Other non-cash activity	205	185
Ending balances:
Produced and licensed programming assets	31,794	27,352
Programming liabilities	(4,477)	(4,844)
	$27,317	$22,508
The Company currently expects its fiscal 2022 spend on produced and licensed content, including sports rights, to be as much as approximately $33 billion, or approximately $8 billion more than fiscal 2021 spend of $25 billion. The increase is driven by higher spend to support our DTC expansion and generally assumes no significant disruptions to production due to COVID-19.
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarter ended January 1, 2022 and January 2, 2021 are as follows:

(in millions)	January 1, 2022	January 2, 2021
Disney Media and Entertainment Distribution	$169	$177
Disney Parks, Experiences and Products
Domestic	457	336
International	202	183
Total Disney Parks, Experiences and Products	659	519
Corporate	153	64
	$981	$760
Capital expenditures at the DMED segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures for the DPEP segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was primarily due to the temporary suspension of certain capital projects in the prior-year period as a result of COVID-19.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The increase in the current period compared to the prior-year period was driven by higher spend on corporate facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company currently expects its fiscal 2022 capital expenditures will be approximately $6.1 billion compared to fiscal 2021 capital expenditures of $3.6 billion. The expected increase in capital expenditures is due to higher spending on cruise ship fleet expansion, corporate facilities and production facilities and technology at the DMED segment.
Financing Activities
Cash used in financing activities was $0.3 billion in the both the current quarter and the prior-year quarter. In the current quarter, the Company had a decrease in net borrowings of $0.1 billion compared to a decrease in net borrowings of $0.3 billion in the prior-year quarter. The lower decrease in net borrowings was partially offset by lower proceeds from exercise of stock options ($33 million in the current quarter compared to $209 million in the prior-year quarter.)
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended January 1, 2022 and information regarding the Company’s bank facilities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities maturing in March 2022, March 2023 and March 2025, and incremental term debt issuances, to retire or refinance other borrowings before or as they come due.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control, including COVID-19, which had an adverse impact on the Company’s operating cash flows in fiscal 2020 and 2021. We believe that the Company’s financial condition remains strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects. Depending on the unknowable duration and severity of the future impacts of COVID-19 and its variants, the Company may take mitigating actions in the future such as continuing to not declare dividends (the Company did not pay a dividend with respect to fiscal 2020 and 2021 operations and has not declared or paid a dividend with respect to fiscal 2022 operations); reducing or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising financing; suspending capital spending; reducing film and television content investments; or implementing furloughs or reductions in force. The impacts on our operating cash flows are subject to uncertainty and may require us to rely more heavily on external funding sources, such as debt and other types of financing.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of January 1, 2022, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Stable), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage, which the Company met on January 1, 2022, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at January 1, 2022 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$37,339	$39,008	$10,588	$10,617
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
Set forth below is summarized financial information for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances between TWDC and Legacy Disney and (ii) equity in the earnings from and investments in any subsidiary that is a non-Guarantor. This summarized financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with GAAP.

Results of operations (in millions)	Quarter Ended January 1, 2022:
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(291)
Net income (loss)	(291)
Net income (loss) attributable to TWDC shareholders	(291)

Balance Sheet (in millions)	January 1, 2022	October 2, 2021
Current assets	$8,451	$9,506
Noncurrent assets	1,727	1,689
Current liabilities	7,662	6,878
Noncurrent liabilities (excluding intercompany to non-Guarantors)	50,154	51,439
Intercompany payables to non-Guarantors	147,209	147,629
COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
See Note 15 to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
Tax Matters
As disclosed in Note 10 to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K, the Company has exposure for certain tax matters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Contractual Commitments
See Note 15 to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.
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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. Refer to Note 2 to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K for our revenue recognition policies.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. See Note 11 to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.

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
Impacts of COVID-19 on Accounting Policies and Estimates
In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies and may make changes to these estimates and judgments over time. This could result in meaningful impacts to our financial statements in future periods as discussed below.
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
Based on their evaluation as of January 1, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 13 relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance, including those described in “Risk Factors” in our 2021 Annual Report on Form 10-K and the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC. There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended January 1, 2022:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 3, 2021 - October 31, 2021	16,599	$171.24	—	na
November 1, 2021 - November 30, 2021	23,036	157.38	—	na
December 1, 2021 - January 1, 2022	28,624	147.64	—	na
Total	68,259	156.67	—	na

(1)68,259 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Description of Directors Compensation	Filed herewith

10.2	Amendment dated December 21, 2021 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 21, 2021

10.3	Assignment of Employment Agreement dated January 19, 2022 between the Company and Christine M. McCarthy †	Filed herewith

10.4	Employment Agreement, dated as of December 21, 2021 between the Company and Horacio E. Gutierrez †	Filed herewith

10.5	Assignment of Employment Agreement dated January 31, 2022 between the Company and Horacio E. Gutierrez †	Filed herewith

10.6	Employment Agreement, dated as of January 24, 2022 between the Company and Geoffrey S. Morrell †	Filed herewith

10.7	Temporary Consulting Services Agreement, dated as of January 7, 2022 between the Company and Alan N. Braverman †	Filed herewith

10.8	Group Personal Excess Liability Insurance Plan †	Filed herewith

10.9	Third Amendment to the Disney Key Employees Retirement Savings Plan †	Filed herewith

10.10	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Filed herewith

10.11	Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) for Robert A. Iger dated as of December 14, 2021 †	Filed herewith

10.12	Non-Qualified Stock Option Award Agreement for Robert A. Iger dated as of December 14, 2021 †	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.
†	Management Contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
February 9, 2022
Burbank, California