Form 10-Q
period 2022-04-02
Walt Disney Co
filed 2022-05-11
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,821,483,742 shares of common stock outstanding as of May 4, 2022.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Revenues:
Services	$17,212	$14,522	$36,754	$29,393
Products	2,037	1,091	4,314	2,469
Total revenues	19,249	15,613	41,068	31,862
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(11,330)	(8,932)	(24,491)	(19,670)
Cost of products (exclusive of depreciation and amortization)	(1,264)	(850)	(2,670)	(1,887)
Selling, general, administrative and other	(3,768)	(3,113)	(7,555)	(6,030)
Depreciation and amortization	(1,287)	(1,272)	(2,556)	(2,570)
Total costs and expenses	(17,649)	(14,167)	(37,272)	(30,157)
Restructuring and impairment charges	(195)	(414)	(195)	(527)
Other income (expense), net	(158)	305	(594)	305
Interest expense, net	(355)	(320)	(666)	(644)
Equity in the income of investees	210	213	449	437
Income from continuing operations before income taxes	1,102	1,230	2,790	1,276
Income taxes on continuing operations	(505)	(108)	(993)	(124)
Net income from continuing operations	597	1,122	1,797	1,152
Loss from discontinued operations, net of income tax benefit of $0, $3, $14 and $7, respectively	—	(11)	(48)	(23)
Net income	597	1,111	1,749	1,129
Net income from continuing operations attributable to noncontrolling interests	(127)	(210)	(175)	(211)
Net income attributable to Disney	$470	$901	$1,574	$918

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$0.26	$0.50	$0.89	$0.52
Discontinued operations	—	(0.01)	(0.03)	(0.01)
	$0.26	$0.49	$0.86	$0.50
Basic
Continuing operations	$0.26	$0.50	$0.89	$0.52
Discontinued operations	—	(0.01)	(0.03)	(0.01)
	$0.26	$0.50	$0.86	$0.51

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,828	1,829	1,828	1,826
Basic	1,822	1,817	1,820	1,814
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income	$597	$1,111	$1,749	$1,129
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	28	110	78	(63)
Pension and postretirement medical plan adjustments	119	191	274	341
Foreign currency translation and other	(191)	(93)	(213)	184
Other comprehensive income (loss)	(44)	208	139	462
Comprehensive income	553	1,319	1,888	1,591
Net income from continuing operations attributable to noncontrolling interests	(127)	(210)	(175)	(211)
Other comprehensive income (loss) attributable to noncontrolling interests	8	15	(11)	(58)
Comprehensive income attributable to Disney	$434	$1,124	$1,702	$1,322
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	April 2, 2022	October 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$13,272	$15,959
Receivables, net	13,746	13,367
Inventories	1,428	1,331
Content advances	1,796	2,183
Other current assets	1,185	817
Total current assets	31,427	33,657
Produced and licensed content costs	32,349	29,549
Investments	3,356	3,935
Parks, resorts and other property
Attractions, buildings and equipment	65,247	64,892
Accumulated depreciation	(38,783)	(37,920)
	26,464	26,972
Projects in progress	5,327	4,521
Land	1,126	1,131
	32,917	32,624
Intangible assets, net	15,875	17,115
Goodwill	78,019	78,071
Other assets	8,510	8,658
Total assets	$202,453	$203,609

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$19,669	$20,894
Current portion of borrowings	5,399	5,866
Deferred revenue and other	4,533	4,317
Total current liabilities	29,601	31,077
Borrowings	46,624	48,540
Deferred income taxes	8,407	7,246
Other long-term liabilities	13,808	14,522
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	9,354	9,213
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	55,823	55,471
Retained earnings	42,032	40,429
Accumulated other comprehensive loss	(6,312)	(6,440)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	90,636	88,553
Noncontrolling interests	4,023	4,458
Total equity	94,659	93,011
Total liabilities and equity	$202,453	$203,609
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	April 2, 2022	April 3, 2021
OPERATING ACTIVITIES
Net income from continuing operations	$1,797	$1,152
Depreciation and amortization	2,556	2,570
Net (gain) loss on investments	632	(481)
Deferred income taxes	983	(556)
Equity in the income of investees	(449)	(437)
Cash distributions received from equity investees	406	372
Net change in produced and licensed content costs and advances	(2,279)	(1,685)
Equity-based compensation	450	270
Pension and postretirement medical benefit cost amortization	310	388
Other, net	264	248
Changes in operating assets and liabilities:
Receivables	(342)	(37)
Inventories	(97)	175
Other assets	(676)	(131)
Accounts payable and other liabilities	(1,349)	(780)
Income taxes	(650)	400
Cash provided by operations - continuing operations	1,556	1,468

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,060)	(1,530)
Other, net	36	203
Cash used in investing activities - continuing operations	(2,024)	(1,327)

FINANCING ACTIVITIES
Commercial paper payments, net	(130)	(87)
Borrowings	70	37
Reduction of borrowings	(1,400)	(1,816)
Proceeds from exercise of stock options	88	394
Other, net	(725)	(769)
Cash used in financing activities - continuing operations	(2,097)	(2,241)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	8	4
Cash provided by investing activities - discontinued operations	—	4
Cash used in financing activities - discontinued operations	(12)	—
Cash (used in) provided by discontinued operations	(4)	8

Impact of exchange rates on cash, cash equivalents and restricted cash	(116)	70

Change in cash, cash equivalents and restricted cash	(2,685)	(2,022)
Cash, cash equivalents and restricted cash, beginning of period	16,003	17,954
Cash, cash equivalents and restricted cash, end of period	$13,318	$15,932
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at January 1, 2022	1,821	$55,500	$41,547	$(6,276)	$(907)	$89,864	$4,446	$94,310
Comprehensive income	—	—	470	(36)	—	434	49	483
Equity compensation activity	1	327	—	—	—	327	—	327
Distributions and other	—	(4)	15	—	—	11	(472)	(461)
Balance at April 2, 2022	1,822	$55,823	$42,032	$(6,312)	$(907)	$90,636	$4,023	$94,659

Balance at January 2, 2021	1,814	$54,663	$38,456	$(8,141)	$(907)	$84,071	$4,657	$88,728
Comprehensive income	—	—	901	223	—	1,124	115	1,239
Equity compensation activity	3	337	—	—	—	337	—	337
Cumulative effect of accounting change	—	—	(5)	—	—	(5)	—	(5)
Distributions and other	—	—	13	—	—	13	(526)	(513)
Balance at April 3, 2021	1,817	$55,000	$39,365	$(7,918)	$(907)	$85,540	$4,246	$89,786
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income	—	—	1,574	128	—	1,702	45	1,747
Equity compensation activity	4	356	—	—	—	356	—	356
Contributions	—	—	—	—	—	—	29	29
Distributions and other	—	(4)	29	—	—	25	(509)	(484)
Balance at April 2, 2022	1,822	$55,823	$42,032	$(6,312)	$(907)	$90,636	$4,023	$94,659

Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income (loss)	—	—	918	404	—	1,322	109	1,431
Equity compensation activity	7	502	—	—	—	502	—	502
Contributions	—	—	—	—	—	—	5	5
Cumulative effect of accounting change	—	—	105	—	—	105	—	105
Distributions and other	—	1	27	—	—	28	(548)	(520)
Balance at April 3, 2021	1,817	$55,000	$39,365	$(7,918)	$(907)	$85,540	$4,246	$89,786
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the six months ended April 2, 2022 are not necessarily indicative of the results that may be expected for the year ending October 1, 2022.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K.
The Fox sports media business in Mexico was sold in November 2021. The Company recognized a $58 million loss on the sale, which is presented as discontinued operations in the Condensed Consolidated Statement of Income for the six months ended April 2, 2022. At October 2, 2021, the assets and liabilities of the Fox sports media business in Mexico were not material and were included in other assets and other liabilities in the Condensed Consolidated Balance Sheets.
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses, if any, as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At April 2, 2022, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.5 billion.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
The MLB interest is required to be carried at a minimum value equal to its acquisition date fair value accreted to its estimated redemption value through the applicable redemption date. Therefore, the MLB interest is generally not allocated its portion of BAMTech losses, if any. As of April 2, 2022, the MLB interest was recorded in the Company’s financial statements at $823 million.
Our estimate of the redemption value of noncontrolling interests requires management to make significant judgments with respect to the future value of the noncontrolling interests. We are accreting the noncontrolling interests of both BAMTech and Hulu to their guaranteed floor values. If our estimate of the future redemption value increased above either of the guaranteed floor values, we would change our rate of accretion, which would generally increase the amount recorded in “Net income from continuing operations attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Condensed Consolidated Statements of Income.
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
2.Segment Information
The Company’s operations are conducted in the Disney Media and Entertainment Distribution (DMED) and Disney Parks, Experiences and Products (DPEP) segments. Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer in order to decide how to allocate resources and assess performance.
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
Impact of COVID-19
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. COVID-19 and measures to prevent its spread have impacted our segments in a number of ways, most significantly at the DPEP segment where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. These operations resumed at various points since May 2020, initially at reduced operating capacities as a result of COVID-19 restrictions. In fiscal 2020 and 2021, we delayed, or in some cases, shortened or canceled theatrical releases. In addition, we experienced significant disruptions in the production and availability of content, including the delay of key live sports programming during fiscal 2020 and fiscal 2021.
In fiscal 2022, our domestic parks and resorts are generally operating without significant COVID-19-related capacity restrictions, such as those that were in place during the prior year. Certain of our international parks and resorts and cruise ship operations continue to be impacted by COVID-19-related closures and capacity and travel restrictions. At the DMED segment, our film and television productions have generally resumed, although we have seen disruptions of production activities depending on local circumstances. We have generally been able to release our films theatrically in the first half of fiscal 2022, although certain markets continue to impose restrictions on theater openings and capacity.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income (loss) are as follows:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Revenues:
Disney Media and Entertainment Distribution	$13,620	$12,440	$28,205	$25,101
Disney Parks, Experiences and Products	6,652	3,173	13,886	6,761
Total segment revenues	$20,272	$15,613	$42,091	$31,862
Segment operating income (loss):
Disney Media and Entertainment Distribution	$1,944	$2,871	$2,752	$4,322
Disney Parks, Experiences and Products	1,755	(406)	4,205	(525)
Total segment operating income(1)	$3,699	$2,465	$6,957	$3,797
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Disney Media and Entertainment Distribution	$218	$226	$463	$461
Disney Parks, Experiences and Products	(5)	(9)	(8)	(17)
Equity in the income of investees included in segment operating income	213	217	455	444
Amortization of TFCF intangible assets related to equity investees	(3)	(4)	(6)	(7)
Equity in the income of investees, net	$210	$213	$449	$437
A reconciliation of segment revenues to total revenues is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Segment revenues	$20,272	$15,613	$42,091	$31,862
Content License Early Termination(1)	(1,023)	—	(1,023)	—
Total revenues	$19,249	$15,613	$41,068	$31,862
(1)During the quarter and six months ended April 2, 2022, the Company recognized a reduction in revenue for amounts to early terminate certain license agreements with a customer for film and television content, which was delivered in previous years, in order for the Company to use the content primarily on our direct-to-consumer services (Content License Early Termination). Because the content is functional intellectual property (IP), we recognized substantially all of the consideration to be paid by the customer under the licenses as revenue in prior years when the content was made available under the agreements. Consequently, we have recorded the amounts to terminate the licenses agreements, net of remaining amounts of deferred revenue, as a reduction of revenue in the current quarter.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Segment operating income	$3,699	$2,465	$6,957	$3,797
Content License Early Termination	(1,023)	—	(1,023)	—
Corporate and unallocated shared expenses	(272)	(201)	(500)	(433)
Restructuring and impairment charges	(195)	(414)	(195)	(527)
Other income (expense), net(1)	(158)	305	(594)	305
Interest expense, net	(355)	(320)	(666)	(644)
TFCF and Hulu acquisition amortization(2)	(594)	(605)	(1,189)	(1,222)
Income from continuing operations before income taxes	$1,102	$1,230	$2,790	$1,276
(1)See Note 4 for a discussion of amounts in other income (expense), net.
(2)For the quarter ended April 2, 2022 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $435 million, $156 million and $3 million, respectively. For the six months ended April 2, 2022 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $870 million, $313 million and $6 million, respectively. For the quarter ended April 3, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $447 million, $154 million, and $4 million, respectively. For the six months ended April 3, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $894 million, $321 million and $7 million, respectively.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	DMED	DPEP	Total
Balance at October 2, 2021	$72,521	$5,550	$78,071
Currency translation adjustments and other, net	(52)	—	(52)
Balance at April 2, 2022	$72,469	$5,550	$78,019

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents our revenues by segment and major source:

	Quarter Ended April 2, 2022				Quarter Ended April 3, 2021
	DMED	DPEP	Content License Early Termination	Total	DMED	DPEP	Total
Affiliate fees	$4,602	$—	$—	$4,602	$4,594	$—	$4,594
Advertising	3,023	1	—	3,024	2,582	1	2,583
Subscription fees	3,887	—	—	3,887	3,000	—	3,000
Theme park admissions	—	1,973	—	1,973	—	597	597
Resort and vacations	—	1,451	—	1,451	—	513	513
Retail and wholesale sales of merchandise, food and beverage	—	1,816	—	1,816	—	911	911
TV/SVOD distribution licensing	1,124	—	(1,023)	101	1,624	—	1,624
Theatrical distribution licensing	224	—	—	224	109	—	109
Merchandise licensing	—	893	—	893	5	791	796
Home entertainment	230	—	—	230	219	—	219
Other	530	518	—	1,048	307	360	667
	$13,620	$6,652	$(1,023)	$19,249	$12,440	$3,173	$15,613

	Six Months Ended April 2, 2022				Six Months Ended April 3, 2021
	DMED	DPEP	Content License Early Termination	Total	DMED	DPEP	Total
Affiliate fees	$8,973	$—	$—	$8,973	$8,996	$—	$8,996
Advertising	6,891	2	—	6,893	6,345	2	6,347
Subscription fees	7,485	—	—	7,485	5,546	—	5,546
Theme park admissions	—	4,125	—	4,125	—	1,146	1,146
Resort and vacations	—	2,896	—	2,896	—	946	946
Retail and wholesale sales of merchandise, food and beverage	—	3,905	—	3,905	—	2,074	2,074
TV/SVOD distribution licensing	2,520	—	(1,023)	1,497	2,793	—	2,793
Theatrical distribution licensing	753	—	—	753	140	—	140
Merchandise licensing	—	2,012	—	2,012	10	1,881	1,891
Home entertainment	524	—	—	524	519	—	519
Other	1,059	946	—	2,005	752	712	1,464
	$28,205	$13,886	$(1,023)	$41,068	$25,101	$6,761	$31,862

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended April 2, 2022			Quarter Ended April 3, 2021
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$11,191	$5,559	$16,750	$10,293	$2,414	$12,707
Europe	1,343	627	1,970	1,219	267	1,486
Asia Pacific	1,086	466	1,552	928	492	1,420
Total revenues	$13,620	$6,652	$20,272	$12,440	$3,173	$15,613
Content License Early Termination			(1,023)
			$19,249

	Six Months Ended April 2, 2022			Six Months Ended April 3, 2021
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$23,021	$11,270	$34,291	$20,584	$4,870	$25,454
Europe	2,881	1,492	4,373	2,512	754	3,266
Asia Pacific	2,303	1,124	3,427	2,005	1,137	3,142
Total revenues	$28,205	$13,886	$42,091	$25,101	$6,761	$31,862
Content License Early Termination			(1,023)
			$41,068
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended April 2, 2022, $0.4 billion was recognized related to performance obligations satisfied as of January 1, 2022. For the six months ended April 2, 2022, $0.7 billion was recognized related to performance obligations satisfied as of October 2, 2021. For the quarter ended April 3, 2021, $0.4 billion was recognized related to performance obligations satisfied as of January 2, 2021. For the six months ended April 3, 2021, $0.7 billion was related to performance obligations satisfied as of October 3, 2020.
As of April 2, 2022, revenue for unsatisfied performance obligations expected to be recognized in the future is $11 billion, primarily for content and other IP to be made available in the future under existing agreements with television station affiliates, merchandise licensees and DTC subscribers. Of this amount, we expect to recognize approximately $3 billion in the remainder of fiscal 2022, $4 billion in fiscal 2023, $2 billion in fiscal 2024 and $2 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Contract assets, accounts receivable and deferred revenues from contracts with customers are as follows:

	April 2, 2022	October 2, 2021
Contract assets	$58	$155
Accounts receivable
Current	11,629	11,190
Non-current	1,331	1,359
Allowance for credit losses	(195)	(194)
Deferred revenues
Current	4,257	4,067
Non-current	460	581
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year quarters related to contract assets was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

For the quarter and six months ended April 2, 2022, the Company recognized revenue of $0.9 billion and $2.8 billion, respectively, primarily related to DTC subscriptions, TV/SVOD licenses and advances from merchandise licensees included in the deferred revenue balance at October 2, 2021. For the quarter and six months ended April 3, 2021, the Company recognized revenue of $0.6 billion and $2.1 billion, respectively, primarily related to DTC subscriptions, advances from merchandise licensees and TV/SVOD licenses included in the deferred revenue balance at October 3, 2020.
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
The balance of TV/SVOD licensing receivables recorded in other non-current assets, net of an allowance for credit losses that is not material, was $0.7 billion and $0.8 billion at April 2, 2022 and October 2, 2021, respectively. The activity in the allowance for credit losses for the quarter ended April 2, 2022 was not material.
The balance of vacation club receivables recorded in other non-current assets, net of an allowance for credit losses that is not material, was $0.6 billion at both April 2, 2022 and October 2, 2021. The activity in the allowance for credit losses for the quarter ended April 2, 2022 was not material.
4.Other Income (Expense), net
Other income (expense), net is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
DraftKings gain (loss)	$(158)	$305	$(590)	$119
fuboTV gain	—	—	—	186
Other, net	—	—	(4)	—
Other income (expense), net	$(158)	$305	$(594)	$305
For the quarter and six months ended April 2, 2022, the Company recognized a non-cash loss of $158 million and $590 million, respectively, from the adjustment of its investment in DraftKings Inc. (DraftKings) to fair value (DraftKings gain (loss)). For the prior-year quarter and six months ended April 3, 2021, the Company recognized a DraftKings gain of $305 million and $119 million, respectively.
For the six months ended April 3, 2021, the Company recognized a non-cash gain of $186 million from the adjustment of its investment in fuboTV Inc. to fair value (fuboTV gain).
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	April 2, 2022	October 2, 2021
Cash and cash equivalents	$13,272	$15,959
Restricted cash included in:
Other current assets	3	3
Other assets	43	41
Total cash, cash equivalents and restricted cash in the statement of cash flows	$13,318	$16,003

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the six months ended April 2, 2022, the Company’s borrowing activity was as follows:

	October 2, 2021	Borrowings	Payments	Other Activity	April 2, 2022
Commercial paper with original maturities less than three months	$—	$180	$—	$—	$180
Commercial paper with original maturities greater than three months	1,992	654	(964)	1	1,683
U.S. dollar denominated notes(1)	49,090	—	(1,400)	(70)	47,620
Asia Theme Parks borrowings(2)	1,331	70	—	39	1,440
Foreign currency denominated debt and other(3)	1,993	—	—	(893)	1,100
	$54,406	$904	$(2,364)	$(923)	$52,023
(1)The other activity is primarily due to the amortization of purchase price adjustments on debt assumed in the TFCF acquisition and debt issuance fees.
(2)The other activity is driven by the impact of changes in foreign currency exchange rates.
(3)The other activity is due to market value adjustments for debt with qualifying hedges.
At April 2, 2022, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2023	$5,250	$—	$5,250
Facility expiring March 2025	3,000	—	3,000
Facility expiring March 2027	4,000	—	4,000
Total	$12,250	$—	$12,250
The Company refinanced bank facilities totaling $5.25 billion and $4.0 billion, which would have expired in March 2022 and March 2023, respectively. These facilities were refinanced with a new $5.25 billion facility maturing in March 2023 and a new $4.0 billion facility maturing in March 2027. The facility expiring in March 2025 was amended to, among other things, include benchmarks to replace LIBOR and align the interest rate provisions with the new facilities. These facilities allow for borrowings at SOFR-based rates plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s ranging from 0.755% to 1.225%. The bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs, which the Company met on April 2, 2022 by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of April 2, 2022, the Company has $1.5 billion of outstanding letters of credit, of which none were issued under this facility.
Cruise Ship Credit Facilities
The Company has credit facilities to finance up to 80% of the contract price of two new cruise ships, which are scheduled to be delivered in 2024 and 2025. Under the facilities, $1.1 billion is available beginning in August 2023 and $1.1 billion is available beginning in August 2024. Each tranche of financing may be utilized within a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.80% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
The Company did not utilize and terminated a $1.0 billion credit facility for a new cruise ship scheduled to be delivered in 2022.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Interest expense	$(374)	$(415)	$(735)	$(819)
Interest and investment income	3	131	37	243
Net periodic pension and postretirement benefit costs (other than service costs)	16	(36)	32	(68)
Interest expense, net	$(355)	$(320)	$(666)	$(644)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	April 2, 2022	October 2, 2021
Cash and cash equivalents	$160	$287
Other current assets	124	95
Total current assets	284	382
Parks, resorts and other property	6,901	6,928
Other assets	238	176
Total assets	$7,423	$7,486

Current liabilities	$446	$473
Long-term borrowings	1,370	1,331
Other long-term liabilities	443	422
Total liabilities	$2,259	$2,226
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the six months ended April 2, 2022:

Revenues	$1,305
Costs and expenses	(1,649)
Equity in the loss of investees	(8)
Asia Theme Parks’ royalty and management fees of $40 million for the six months ended April 2, 2022 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended April 2, 2022 were $12 million used in operating activities, $381 million used in investing activities and $90 million provided by financing activities.

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
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($268 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. The outstanding balance under the line of credit at April 2, 2022 was $178 million. The Company’s line of credit is eliminated in consolidation.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $915 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.0 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of April 2, 2022, the total amount outstanding under the line of credit was 0.3 billion yuan (approximately $53 million). These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.1 billion yuan (approximately $1.3 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. As of April 2, 2022 the total amount outstanding under the line of credit was 0.4 billion yuan (approximately $70 million).
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of April 2, 2022			As of October 2, 2021
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,849	$10,657	$15,506	$4,944	$9,779	$14,723
Completed, not released	267	1,527	1,794	630	762	1,392
In-process	5,000	5,778	10,778	4,371	4,623	8,994
In development or pre-production	296	274	570	351	162	513
	$10,412	$18,236	28,648	$10,296	$15,326	25,622
Licensed content - Television programming rights and advances			5,497			6,110
Total produced and licensed content			$34,145			$31,732

Current portion			$1,796			$2,183
Non-current portion			$32,349			$29,549

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Amortization of produced and licensed content is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Produced content
Predominantly monetized individually	$838	$758	$1,871	$1,370
Predominantly monetized as a group	1,503	1,241	3,121	2,439
	2,341	1,999	4,992	3,809
Licensed programming rights and advances	2,839	2,223	7,650	6,762
Total produced and licensed content costs(1)	$5,180	$4,222	$12,642	$10,571
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income.
8.Income Taxes
Interim Period Tax Expense
Generally, we record interim period tax expense based on the estimated annual effective tax rate using projections of full-year pre-tax earnings and income tax expense, adjusted for tax expense amounts recognized fully in the quarter they occur. We used this approach to determine tax expense in the first two quarters of fiscal 2022. For interim periods in fiscal 2021, because of the uncertainties associated with the impact of COVID-19 on our projections of full-year pre-tax earnings and income tax expense, our normal approach of calculating interim period tax expense produced an income tax provision that was not meaningful. Accordingly, we calculated interim period fiscal 2021 tax expense based on the year-to-date earnings before tax, a blended U.S. Federal and state statutory tax rate of approximately 23% adjusted for tax expense amounts recognized fully in the quarter they occurred.
Unrecognized Tax Benefits
During the six months ended April 2, 2022, the Company decreased its gross unrecognized tax benefits (before interest and penalties) by $0.2 billion from $2.6 billion to $2.4 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.2 billion.
9.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Service costs	$102	$109	$202	$217	$3	$2	$5	$5
Other costs (benefits):
Interest costs	126	115	250	229	13	11	26	23
Expected return on plan assets	(294)	(274)	(587)	(549)	(14)	(13)	(29)	(27)
Amortization of previously deferred service costs	1	4	2	6	—	—	—	—
Recognized net actuarial loss	145	185	292	371	7	8	14	15
Total other costs (benefits)	(22)	30	(43)	57	6	6	11	11
Net periodic benefit cost	$80	$139	$159	$274	$9	$8	$16	$16
During the six months ended April 2, 2022, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2022.

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

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,822	1,817	1,820	1,814
Weighted average dilutive impact of Awards	6	12	8	12
Weighted average number of common and common equivalent shares outstanding (diluted)	1,828	1,829	1,828	1,826
Awards excluded from diluted earnings per share	9	3	6	5

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.Equity
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Second quarter of fiscal 2022
Balance at January 1, 2022	$(83)	$(6,823)	$(1,084)	$(7,990)
Quarter Ended April 2, 2022:
Unrealized gains (losses) arising during the period	53	—	(196)	(143)
Reclassifications of realized net (gains) losses to net income	(21)	155	—	134
Balance at April 2, 2022	$(51)	$(6,668)	$(1,280)	$(7,999)

Second quarter of fiscal 2021
Balance at January 2, 2021	$(419)	$(9,227)	$(877)	$(10,523)
Quarter Ended April 3, 2021:
Unrealized gains (losses) arising during the period	131	55	(84)	102
Reclassifications of realized net (gains) losses to net income	5	194	—	199
Balance at April 3, 2021	$(283)	$(8,978)	$(961)	$(10,222)

Six months ended fiscal 2022
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Six Months Ended April 2, 2022:
Unrealized gains (losses) arising during the period	140	47	(233)	(46)
Reclassifications of realized net (gains) losses to net income	(39)	310	—	271
Balance at April 2, 2022	$(51)	$(6,668)	$(1,280)	$(7,999)

Six months ended fiscal 2021
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Six Months Ended April 3, 2021:
Unrealized gains (losses) arising during the period	(54)	57	127	130
Reclassifications of realized net (gains) losses to net income	(38)	388	—	350
Balance at April 3, 2021	$(283)	$(8,978)	$(961)	$(10,222)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Second quarter of fiscal 2022
Balance at January 1, 2022	$23	$1,606	$85	$1,714
Quarter Ended April 2, 2022:
Unrealized gains (losses) arising during the period	(9)	—	13	4
Reclassifications of realized net (gains) losses to net income	5	(36)	—	(31)
Balance at April 2, 2022	$19	$1,570	$98	$1,687

Second quarter of fiscal 2021
Balance at January 2, 2021	$95	$2,155	$132	$2,382
Quarter Ended April 3, 2021:
Unrealized gains (losses) arising during the period	(24)	(13)	6	(31)
Reclassifications of realized net (gains) losses to net income	(2)	(45)	—	(47)
Balance at April 3, 2021	$69	$2,097	$138	$2,304

Six months ended fiscal 2022
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Six Months Ended April 2, 2022:
Unrealized gains (losses) arising during the period	(32)	(11)	9	(34)
Reclassifications of realized net (gains) losses to net income	9	(72)	—	(63)
Balance at April 2, 2022	$19	$1,570	$98	$1,687

Six months ended fiscal 2021
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Six Months Ended April 3, 2021:
Unrealized gains (losses) arising during the period	22	(14)	(1)	7
Reclassifications of realized net (gains) losses to net income	7	(90)	—	(83)
Balance at April 3, 2021	$69	$2,097	$138	$2,304

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Second quarter of fiscal 2022
Balance at January 1, 2022	$(60)	$(5,217)	$(999)	$(6,276)
Quarter Ended April 2, 2022:
Unrealized gains (losses) arising during the period	44	—	(183)	(139)
Reclassifications of realized net (gains) losses to net income	(16)	119	—	103
Balance at April 2, 2022	$(32)	$(5,098)	$(1,182)	$(6,312)

Second quarter of fiscal 2021
Balance at January 2, 2021	$(324)	$(7,072)	$(745)	$(8,141)
Quarter Ended April 3, 2021:
Unrealized gains (losses) arising during the period	107	42	(78)	71
Reclassifications of realized net (gains) losses to net income	3	149	—	152
Balance at April 3, 2021	$(214)	$(6,881)	$(823)	$(7,918)

Six months ended fiscal 2022
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Six Months Ended April 2, 2022:
Unrealized gains (losses) arising during the period	108	36	(224)	(80)
Reclassifications of realized net (gains) losses to net income	(30)	238	—	208
Balance at April 2, 2022	$(32)	$(5,098)	$(1,182)	$(6,312)

Six months ended fiscal 2021
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Six Months Ended April 3, 2021:
Unrealized gains (losses) arising during the period	(32)	43	126	137
Reclassifications of realized net (gains) losses to net income	(31)	298	—	267
Balance at April 3, 2021	$(214)	$(6,881)	$(823)	$(7,918)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Six Months Ended
		April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Market value adjustments, primarily cash flow hedges	Primarily revenue	$21	$(5)	$39	$38
Estimated tax	Income taxes	(5)	2	(9)	(7)
		16	(3)	30	31

Pension and postretirement medical expense	Interest expense, net	(155)	(194)	(310)	(388)
Estimated tax	Income taxes	36	45	72	90
		(119)	(149)	(238)	(298)
Total reclassifications for the period		$(103)	$(152)	$(208)	$(267)
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Stock options	$21	$23	$45	$48
RSUs	233	113	405	222
Total equity-based compensation expense(1)	$254	$136	$450	$270
Equity-based compensation expense capitalized during the period	$40	$22	$70	$56
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $136 million and $2.0 billion, respectively, as of April 2, 2022.
During the six months ended April 2, 2022 and April 3, 2021, the weighted average grant date fair values for options granted were $47.39 and $58.41, respectively, and for RSUs were $148.75 and $180.68, respectively.
During the six months ended April 2, 2022, the Company made equity compensation grants consisting of 1.7 million stock options and 9.8 million RSUs.
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

	Fair Value Measurement at April 2, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$365	$—	$—	$365
Derivatives
Interest rate	—	7	—	7
Foreign exchange	—	943	—	943
Other	—	36	—	36
Liabilities
Derivatives
Interest rate	—	(1,026)	—	(1,026)
Foreign exchange	—	(770)	—	(770)
Other	—	(2)	—	(2)
Other	—	(417)	—	(417)
Total recorded at fair value	$365	$(1,229)	$—	$(864)
Fair value of borrowings	$—	$52,253	$1,524	$53,777

	Fair Value Measurement at October 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$950	$—	$—	$950
Derivatives
Interest rate	—	186	—	186
Foreign exchange	—	707	—	707
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(287)	—	(287)
Foreign exchange	—	(618)	—	(618)
Other	—	(8)	—	(8)
Other	—	(375)	—	(375)
Total recorded at fair value	$950	$(385)	$—	$565
Fair value of borrowings	$—	$58,913	$1,411	$60,324
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of April 2, 2022
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$311	$330	$(218)	$(151)
Interest rate	7	—	(1,026)	—
Other	24	3	(1)	(1)
Derivatives not designated as hedges
Foreign exchange	184	118	(243)	(158)
Other	9	—	—	—
Gross fair value of derivatives	535	451	(1,488)	(310)
Counterparty netting	(414)	(393)	593	214
Cash collateral (received) paid	(69)	—	855	49
Net derivative positions	$52	$58	$(40)	$(47)

	As of October 2, 2021
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$165	$240	$(122)	$(83)
Interest rate	—	186	(287)	—
Other	10	—	—	—
Derivatives not designated as hedges
Foreign exchange	183	119	(208)	(205)
Other	(8)	—	—	—
Gross fair value of derivatives	350	545	(617)	(288)
Counterparty netting	(301)	(360)	460	201
Cash collateral (received) paid	(3)	(51)	157	73
Net derivative positions	$46	$134	$—	$(14)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings indexed to LIBOR. The total notional amount of the Company’s pay-floating interest rate swaps at April 2, 2022 and October 2, 2021, was $15.2 billion and $15.1 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	April 2, 2022	October 2, 2021	April 2, 2022	October 2, 2021
Borrowings:
Current	$1,500	$505	$2	$5
Long-term	13,254	15,136	(1,019)	(103)
	$14,754	$15,641	$(1,017)	$(98)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Gain (loss) on:
Pay-floating swaps	$(741)	$(577)	$(919)	$(724)
Borrowings hedged with pay-floating swaps	741	577	919	724
Benefit (expense) associated with interest accruals on pay-floating swaps	33	36	70	71
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at April 2, 2022 or at October 2, 2021, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarter ended April 2, 2022 and April 3, 2021 were not material.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of April 2, 2022 and October 2, 2021, the notional amounts of the Company’s net foreign exchange cash flow hedges were $9.0 billion and $6.9 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $142 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Gain (loss) recognized in Other Comprehensive Income	$42	$92	$121	$(59)
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	13	(4)	26	40
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of April 2, 2022 and October 2, 2021, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($1.0 billion), respectively.
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Gain (loss) on:
Cross currency swaps	$11	$14	$12	$56
Borrowings hedged with cross currency swaps	(11)	(14)	(12)	(56)
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at April 2, 2022 and October 2, 2021 were $4.9 billion and $3.5 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net gains (losses) on foreign currency denominated assets and liabilities	$(82)	$(97)	$(13)	$(14)	$37	$25
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	37	91	10	12	(35)	(20)
Net gains (losses)	$(45)	$(6)	$(3)	$(2)	$2	$5

Six Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(145)	$61	$(12)	$(55)	$45	$(34)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	70	(96)	10	55	(43)	30
Net gains (losses)	$(75)	$(35)	$(2)	$—	$2	$(4)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at April 2, 2022 and October 2, 2021 and related gains or losses recognized in earnings for the quarter and six months ended April 2, 2022 and April 3, 2021 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at both April 2, 2022 and October 2, 2021 were $0.4 billion. The related gains or losses recognized in earnings were not material for the quarters ended April 2, 2022 and April 3, 2021.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $991 million and $244 million on April 2, 2022 and October 2, 2021, respectively.
16.Restructuring and Impairment Charges
For both the quarter and six months ended April 2, 2022, the Company recorded charges of $0.2 billion due to the impairment of an intangible asset related to the Disney Channel in Russia. For the quarter and six months ended April 3, 2021, the Company recorded charges of $0.4 billion and $0.5 billion, respectively, primarily due to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance costs at our parks and resorts and other businesses. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.
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
Accounting Pronouncements Not Yet Adopted
Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued guidance requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. The new guidance requires the disclosure of the nature of the transactions, the accounting for the transactions, and the effect of the transactions on the financial statements. The guidance is effective for annual periods beginning with the Company’s 2023 fiscal year (with early adoption permitted). While

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the guidance will not have an effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption, the Company is currently assessing the impacts this guidance will have on its financial statement disclosures.

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
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions, except per share data)	April 2, 2022	April 3, 2021		April 2, 2022	April 3, 2021
Revenues:
Services	$17,212	$14,522	19%	$36,754	$29,393	25%
Products	2,037	1,091	87%	4,314	2,469	75%
Total revenues	19,249	15,613	23%	41,068	31,862	29%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(11,330)	(8,932)	(27) %	(24,491)	(19,670)	(25) %
Cost of products (exclusive of depreciation and amortization)	(1,264)	(850)	(49) %	(2,670)	(1,887)	(41) %
Selling, general, administrative and other	(3,768)	(3,113)	(21) %	(7,555)	(6,030)	(25) %
Depreciation and amortization	(1,287)	(1,272)	(1) %	(2,556)	(2,570)	1%
Total costs and expenses	(17,649)	(14,167)	(25) %	(37,272)	(30,157)	(24) %
Restructuring and impairment charges	(195)	(414)	53%	(195)	(527)	63%
Other income (expense), net	(158)	305	nm	(594)	305	nm
Interest expense, net	(355)	(320)	(11) %	(666)	(644)	(3) %
Equity in the income of investees	210	213	(1) %	449	437	3%
Income from continuing operations before income taxes	1,102	1,230	(10) %	2,790	1,276	>100%
Income taxes on continuing operations	(505)	(108)	>(100) %	(993)	(124)	>(100) %
Net income from continuing operations	597	1,122	(47) %	1,797	1,152	56%
Loss from discontinued operations, net of income tax benefit of $0, $3, $14 and $7, respectively	—	(11)	— %	(48)	(23)	>(100) %
Net income	597	1,111	(46) %	1,749	1,129	55%
Net income from continuing operations attributable to noncontrolling interests	(127)	(210)	40%	(175)	(211)	17%
Net income attributable to Disney	$470	$901	(48) %	$1,574	$918	71%
Diluted earnings per share from continuing operations attributable to Disney	$0.26	$0.50	(48) %	$0.89	$0.52	71%

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
The most significant impact on operating income since the onset of COVID-19 has been at the DPEP segment due to revenue lost. In fiscal 2022, our domestic parks and resorts are generally operating without significant COVID-19-related capacity restrictions, such as those that were in place during the prior year. Certain of our international parks and resorts and cruise ship operations continue to be impacted by COVID-19-related closures and capacity and travel restrictions. At the DMED segment, our film and television productions have generally resumed, although we have seen disruptions of production activities depending on local circumstances. We have generally been able to release our films theatrically in the first half of fiscal 2022, although certain markets continue to impose restrictions on theater openings and capacity.
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
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 23%, or $3.6 billion, to $19.2 billion; net income attributable to Disney decreased to $0.5 billion from $0.9 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) was $0.26 compared to $0.50 in the prior-year quarter. The EPS decrease for the quarter was due to the reduction in revenue for the Content License Early Termination, a higher effective income tax rate and investment losses in the current quarter compared to investment gains in the prior-year quarter. These decreases were partially offset by higher segment operating results due to growth at DPEP, partially offset by lower operating results at DMED.
Revenues
Service revenues for the quarter increased 19%, or $2.7 billion, to $17.2 billion due to increased revenues at our theme parks and resorts, higher DTC subscription revenue and advertising revenue growth. The increase at theme parks and resorts was due to higher volumes, which reflected the impact of operating with capacity restrictions in the prior-year quarter as a result of COVID-19, and higher average per capita ticket revenue. The increase in subscription revenue was due to subscriber growth at Disney+, Hulu and ESPN+ and higher average rates at Disney+ and Hulu. These increases were partially offset by the reduction in revenue for the Content License Early Termination, and, to a lesser extent, lower sales of episodic television and film content.
Product revenues for the quarter increased 87%, or $0.9 billion, to $2.0 billion due to higher merchandise, food and beverage sales at our theme parks and resorts.
Costs and expenses
Cost of services for the quarter increased 27%, or $2.4 billion, to $11.3 billion due to higher programming and production costs, increased volumes at our theme parks and resorts and, to a lesser extent, higher technical support costs at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Disney+ primarily due to more content provided on the service, increased sports programming costs and higher subscriber-based fees at Hulu, partially offset by a decrease in production cost amortization due to lower TV/SVOD sales.
Cost of products for the quarter increased 49%, or $0.4 billion, to $1.3 billion due to higher merchandise, food and beverage sales at our theme parks and resorts.
Selling, general, administrative and other costs increased 21%, or $0.7 billion, to $3.8 billion due to higher marketing costs at our direct-to-consumer and parks and experiences businesses.
Restructuring and impairment charges
In March 2022, in response to events in Russia and Ukraine, the Company announced a pause of its operations in Russia, which include theatrical distribution and other licensing businesses and the distribution of the Disney Channel in Russia. These business generate approximately two percent of the Company’s operating income. In the current quarter, the Company recorded charges of $195 million due to the impairment of an intangible asset related to the Disney Channel in Russia. We may incur additional charges to exit these businesses, which are not anticipated to be material.
In the prior-year quarter, the Company recorded charges of $414 million due to asset impairments and severance costs related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance costs at our parks and resorts businesses.
Other income (expense), net
Other expense in the current quarter reflects the DraftKings loss of $158 million. Other income in the prior-year quarter reflects the DraftKings gain of $305 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	April 2, 2022	April 3, 2021	% Change Better (Worse)
Interest expense	$(374)	$(415)	10%
Interest income, investment income and other	19	95	(80) %
Interest expense, net	$(355)	$(320)	(11) %
The decrease in interest expense was due to lower average debt balances and higher capitalized interest.
The decrease in interest income, investment income and other was due to investment losses in the current quarter compared to investment gains in the prior-year quarter. This decrease was partially offset by a favorable comparison of pension and postretirement benefit costs, other than service cost, which was a benefit in the current quarter and an expense in the prior-year quarter.
Effective Income Tax Rate

	Quarter Ended
	April 2, 2022	April 3, 2021
Income from continuing operations before income taxes	$1,102	$1,230
Income tax on continuing operations	505	108
Effective income tax rate - continuing operations	45.8%	8.8%
The effective income tax rate in the current quarter was higher than the U.S. statutory rate primarily due to higher effective tax rates on foreign earnings, including the impact of tax regulations issued in the current quarter that limit our ability to utilize certain foreign tax credits. The effective income tax rate in the prior-year quarter was lower than the U.S. statutory rate due to the favorable resolution of various tax matters and excess tax benefits on employee share-based awards, partially offset by higher effective tax rates on foreign earnings. Higher effective tax rates on foreign earnings in both the current and prior-year quarters reflected the impact of foreign losses and foreign tax credits for which we are unable to recognize a tax benefit.
Noncontrolling Interests

	Quarter Ended
(in millions)	April 2, 2022	April 3, 2021	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(127)	$(210)	40%
The decrease in net income from continuing operations attributable to noncontrolling interests was driven by higher losses at our DTC sports business.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended April 2, 2022 were impacted by the following:
•A $1.0 billion reduction in revenue for the Content License Early Termination
•TFCF and Hulu acquisition amortization of $594 million
•Impairment charges of $195 million
•Other expense of $158 million due to the DraftKings loss
Results for the quarter ended April 3, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $605 million
•Restructuring and impairment charges of $414 million
•Other income of $305 million due to the DraftKings gain

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended April 2, 2022:
Content License Early Termination	$(1,023)	$238	$(785)	$(0.43)
TFCF and Hulu acquisition amortization	(594)	138	(456)	(0.24)
Restructuring and impairment charges	(195)	45	(150)	(0.08)
DraftKings Loss	(158)	37	(121)	(0.07)
Total	$(1,970)	$458	$(1,512)	$(0.82)

Quarter Ended April 3, 2021:
TFCF and Hulu acquisition amortization	$(605)	$141	$(464)	$(0.24)
Restructuring and impairment charges	(414)	97	(317)	(0.17)
DraftKings Gain	305	(71)	234	0.13
Total	$(714)	$167	$(547)	$(0.28)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT SIX-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR SIX-MONTH PERIOD
Revenues for the current period increased $9.2 billion, to $41.1 billion; net income attributable to Disney increased $0.7 billion, to $1.6 billion; and EPS was $0.89 compared to $0.52 in the prior-year period. The EPS increase was due to higher segment operating results reflecting growth at DPEP, partially offset by lower operating results at DMED. The increase in segment operating results was partially offset by the reduction in revenue for the Content License Early Termination, a higher effective income tax rate and investment losses in the current period compared to investment gains in the prior-year period.
Revenues
Service revenues for the current period increased 25%, or $7.4 billion, to $36.8 billion, due to increased revenues at our theme parks and resorts, higher DTC subscription revenue and, to a lesser extent, higher theatrical distribution and advertising revenue. The increase at theme parks and resorts was due to higher volumes, which reflected the impact of operating with capacity restrictions in the prior-year period as a result of COVID-19, and higher average per capita ticket revenue. The increase in subscription revenue was due to subscriber growth at Disney+, Hulu and ESPN+ and higher average rates at Disney+, Hulu and, to a lesser extent, ESPN+. These increases were partially offset by the reduction in revenue for the Content License Early Termination.
Product revenues for the current period increased 75%, or $1.8 billion, to $4.3 billion, due to higher merchandise, food and beverage sales at our theme parks and resorts.
Costs and expenses
Cost of services for the current period increased 25%, or $4.8 billion, to $24.5 billion, due to higher programming and production costs, increased volumes at our theme parks and resorts and, to a lesser extent, higher technical support expenses at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Disney+ primarily due to more content provided on the service, increased sports programming costs, higher subscriber-based fees at Hulu and, to a lesser extent, higher production cost amortization due to theatrical revenue growth.
Cost of products for the current period increased 41%, or $0.8 billion, to $2.7 billion, due to higher merchandise, food and beverage sales at our theme parks and resorts.
Selling, general, administrative and other costs for the current period increased 25%, or $1.5 billion, to $7.6 billion, due to higher marketing costs at our direct-to-consumer, theatrical distribution and, to a lesser extent, parks and experiences businesses.
Restructuring and impairment charges
In the current period, the Company recorded charges of $195 million due to the impairment of an intangible asset related to the Disney Channel in Russia.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
In the prior-year period, the Company recorded charges of $527 million due to asset impairments and severance costs primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance costs at our other businesses.
Other income (expense), net
Other expense in the current period reflects the DraftKings loss of $590 million. Other income in the prior-year period reflects the fuboTV gain of $186 million and DraftKings gain of $119 million.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	April 2, 2022	April 3, 2021	% Change Better (Worse)
Interest expense	$(735)	$(819)	10%
Interest income, investment income and other	69	175	(61) %
Interest expense, net	$(666)	$(644)	(3) %
The decrease in interest expense was due to lower average debt balances and higher capitalized interest.
The decrease in interest income, investment income and other was due to investment losses in the current period compared to investment gains in the prior-year period. This decrease was partially offset by a favorable comparison of pension and postretirement benefits costs, other than service cost, which was a benefit in the current period and expense in the prior-year period.
Effective Income Tax Rate

	Six Months Ended
	April 2, 2022	April 3, 2021
Income from continuing operations before income taxes	$2,790	$1,276
Income tax on continuing operations	993	124
Effective income tax rate - continuing operations	35.6%	9.7%
The effective income tax rate in the current period was higher than the U.S. statutory rate primarily due to higher effective tax rates on foreign earnings, including the impact of tax regulations issued in the current quarter that limit our ability to utilize certain foreign tax credits, and unfavorable adjustments related to prior years. The effective income tax rate in the prior-year period was lower than the U.S. statutory rate due to the favorable adjustments related to years prior to fiscal 2021 and excess tax benefits on employee share-based awards, partially offset by higher effective tax rates on foreign earnings. Higher effective tax rates on foreign earnings in both the current and prior-year periods reflected the impact of foreign losses and foreign tax credits for which we are unable to recognize a tax benefit.
Noncontrolling Interests

	Six Months Ended
(in millions)	April 2, 2022	April 3, 2021	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(175)	$(211)	17%
The decrease in net income from continuing operations attributable to noncontrolling interests for the current period was due to higher losses at our DTC sports business.
Certain Items Impacting Results in the Year
Results for the six months ended April 2, 2022 were impacted by the following:
•A $1.0 billion reduction in revenue for the Content License Early Termination
•TFCF and Hulu acquisition amortization of $1,189 million
•Impairment charges of $195 million
•Other expense of $594 million due to the DraftKings loss

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Results for the six months ended April 3, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,222 million
•Restructuring and impairment charges of $527 million
•Other income of $305 million due to the fuboTV gain of $186 million and DraftKings gain of $119 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Six Months Ended April 2, 2022:
Content License Early Termination	$(1,023)	$238	$(785)	$(0.43)
TFCF and Hulu acquisition amortization	(1,189)	277	(912)	(0.49)
Other income (expense), net	(594)	138	(456)	(0.25)
Restructuring and impairment charges	(195)	45	(150)	(0.08)
Total	$(3,001)	$698	$(2,303)	$(1.25)

Six Months Ended April 3, 2021:
TFCF and Hulu acquisition amortization	$(1,222)	$285	$(937)	$(0.50)
Restructuring and impairment charges	(527)	124	(403)	(0.22)
Other income (expense), net	305	(71)	234	0.13
Total	$(1,444)	$338	$(1,106)	$(0.59)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended April 2, 2022 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
The Direct-to-Consumer business generates revenue from subscription fees, advertising sales and pay-per-view and Premier Access fees. Operating expenses include programming and production costs, technology support costs, operating labor and distribution costs. Operating expenses also includes fees paid to Linear Networks for the right to air the linear network feeds and other services.
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
The Company evaluates the performance of its operating segments based on segment operating income, and management uses total segment operating income as a measure of the overall performance of the operating businesses separate from non-operating factors. Total segment operating income is not a financial measure defined by GAAP, should be reviewed in conjunction with the relevant GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company believes that information about total segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from factors other than business operations that affect net income, thus providing separate insight into both operations and other factors that affect reported results.
The following table reconciles total revenues to segment revenues:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021		April 2, 2022	April 3, 2021
Total revenues	$19,249	$15,613	23%	$41,068	$31,862	29%
Content License Early Termination	1,023	—	nm	1,023	—	nm
Segment revenues	$20,272	$15,613	30%	$42,091	$31,862	32%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021		April 2, 2022	April 3, 2021
Income from continuing operations before income taxes	$1,102	$1,230	(10) %	$2,790	$1,276	>100%
Add (subtract):
Content License Early Termination	1,023	—	nm	1,023	—	nm
Corporate and unallocated shared expenses	272	201	(35) %	500	433	(15) %
Restructuring and impairment charges	195	414	53%	195	527	63%
Other expense, net	158	(305)	nm	594	(305)	nm
Interest expense, net	355	320	(11) %	666	644	(3) %
TFCF and Hulu acquisition amortization	594	605	2%	1,189	1,222	3%
Total segment operating income	$3,699	$2,465	50%	$6,957	$3,797	83%
The following is a summary of segment revenue and operating income (loss):

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021		April 2, 2022	April 3, 2021
Segment Revenues:
Disney Media and Entertainment Distribution	$13,620	$12,440	9%	$28,205	$25,101	12%
Disney Parks, Experiences and Products	6,652	3,173	>100%	13,886	6,761	>100%
	$20,272	$15,613	30%	$42,091	$31,862	32%
Segment operating income (loss):
Disney Media and Entertainment Distribution	$1,944	$2,871	(32) %	$2,752	$4,322	(36) %
Disney Parks, Experiences and Products	1,755	(406)	nm	4,205	(525)	nm
	$3,699	$2,465	50%	$6,957	$3,797	83%
Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021		April 2, 2022	April 3, 2021
Disney Media and Entertainment Distribution	$169	$133	(27) %	$322	$300	(7) %
Disney Parks, Experiences and Products
Domestic	404	391	(3) %	802	779	(3) %
International	167	184	9%	335	360	7%
Total Disney Parks, Experiences and Products	571	575	1%	1,137	1,139	— %
Corporate	46	46	— %	94	92	(2) %
Total depreciation expense	$786	$754	(4) %	$1,553	$1,531	(1) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021		April 2, 2022	April 3, 2021
Disney Media and Entertainment Distribution	$39	$44	11%	$79	$91	13%
Disney Parks, Experiences and Products	27	27	— %	54	54	— %
TFCF and Hulu	435	447	3%	870	894	3%
Total amortization of intangible assets	$501	$518	3%	$1,003	$1,039	3%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues:
Linear Networks	$7,116	$6,746	5%
Direct-to-Consumer	4,903	3,999	23%
Content Sales/Licensing and Other	1,866	1,916	(3) %
Elimination of Intrasegment Revenue(1)	(265)	(221)	(20) %
	$13,620	$12,440	9%
Segment operating income (loss):
Linear Networks	$2,815	$2,849	(1) %
Direct-to-Consumer	(887)	(290)	>(100) %
Content Sales/Licensing and Other	16	312	(95) %
	$1,944	$2,871	(32) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues
Affiliate fees	$4,867	$4,815	1%
Advertising	2,083	1,815	15%
Other	166	116	43%
Total revenues	7,116	6,746	5%
Operating expenses	(3,584)	(3,191)	(12) %
Selling, general, administrative and other	(902)	(890)	(1) %
Depreciation and amortization	(36)	(36)	— %
Equity in the income of investees	221	220	— %
Operating Income	$2,815	$2,849	(1) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Domestic Channels	$4,123	$3,927	5%
International Channels	744	888	(16) %
	$4,867	$4,815	1%
The increase in affiliate revenue at the Domestic Channels was due to an increase of 7% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers.
The decrease in affiliate revenue at the International Channels was due to decreases of 13% from fewer subscribers driven by channel closures in Asia, Latin America and Europe and 5% from an unfavorable foreign exchange impact, partially offset by an increase of 1% from higher contractual rates.

Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Cable	$833	$711	17%
Broadcasting	796	722	10%
Domestic Channels	1,629	1,433	14%
International Channels	454	382	19%
	$2,083	$1,815	15%
The increase in Cable advertising revenue was due to increases of 9% from higher impressions and 5% from increased rates. The increase in impressions reflected higher average viewership.
The increase in Broadcasting advertising revenue was due to increases of 12% from a shift in the timing of The Academy Awards at ABC, 10% from higher rates at ABC and 6% from the owned television stations. The Academy Awards aired in the current quarter compared to the third quarter in the prior year. These increases were partially offset by a decrease of 14% from fewer impressions at ABC, reflecting lower average viewership and, to a lesser extent, fewer units delivered. The increase at the owned television stations was driven by the timing of The Academy Awards and higher rates.
The increase in International Channels advertising revenue was due to increases of 18% from higher impressions reflecting an increase in average viewership and 5% from higher rates, partially offset by a decrease of 7% from an unfavorable foreign exchange impact. The increase in viewership was due to the airing of ten Indian Premier League (IPL) cricket matches in the current quarter, compared to no matches in the prior-year quarter as a result of COVID-19. IPL cricket matches typically occur in our second and third fiscal quarters.
Other revenue increased $50 million, to $166 million from $116 million, driven by higher sub-licensing fees from cricket matches due to the shift in timing of IPL matches.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Cable	$(1,774)	$(1,515)	(17) %
Broadcasting	(738)	(658)	(12) %
Domestic Channels	(2,512)	(2,173)	(16) %
International Channels	(694)	(607)	(14) %
	$(3,206)	$(2,780)	(15) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in programming and production costs at Cable was due to higher rights costs for the NFL, College Football Playoffs (CFP), NBA and college basketball and an increase in sports production costs due to the return of ESPN-hosted college events, which were canceled in the prior-year quarter due to COVID-19. These increases were partially offset by lower costs for MLB programming due to the MLB lockout, which delayed the start of the 2022 season to the third quarter of the current fiscal year. Higher NFL programming costs were due to airing three regular season games, a wild card playoff game and the Pro Bowl in the current quarter compared to a wild card playoff game in the prior-year quarter. The increases in CFP, NBA and college basketball rights costs were due to higher contractual rates.
The increase in programming and production costs at Broadcasting was due to the timing of The Academy Awards, partially offset by lower average cost of other programming aired on ABC in the current quarter compared to the prior-year quarter.
Programming and production costs at the International Channels increased due to higher sports programming costs, partially offset by the impact of channel closures and a favorable foreign exchange impact. The increase in sports programming costs was due to higher costs for cricket rights driven by airing ten IPL cricket matches in the current quarter compared to none in the prior-year quarter and contractual rate increases for Board of Control for Cricket in India (BCCI) events.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $34 million, to $2,815 million from $2,849 million, due to decreases at the International Channels and Cable, partially offset by an increase at Broadcasting.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Supplemental revenue detail
Domestic Channels	$5,826	$5,418	8%
International Channels	1,290	1,328	(3) %
	$7,116	$6,746	5%
Supplemental operating income detail
Domestic Channels	$2,349	$2,281	3%
International Channels	245	348	(30) %
Equity in the income of investees	221	220	— %
	$2,815	$2,849	(1) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues
Subscription fees	$3,887	$3,000	30%
Advertising	891	717	24%
TV/SVOD distribution and other	125	282	(56) %
Total revenues	4,903	3,999	23%
Operating expenses	(4,402)	(3,214)	(37) %
Selling, general, administrative and other	(1,290)	(1,010)	(28) %
Depreciation and amortization	(98)	(65)	(51) %
Operating Loss	$(887)	$(290)	>(100) %
Revenues
The increase in subscription fees was due to increases of 20% from higher subscribers, driven by growth at Disney+, Hulu and ESPN+, and 11% from higher rates due to increases in retail pricing at Disney+ and Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Higher advertising revenue reflected increases of 14% from higher impressions due to increases at Hulu and Disney+, and 8% from higher rates due to an increase at Hulu.
The decrease in TV/SVOD distribution and other revenue was due to a decrease in Ultimate Fighting Championship (UFC) pay-per-view fees and lower Disney+ Premier Access revenues, which reflected the absence of releases in the current quarter compared to the release of Raya and the Last Dragon in the prior-year quarter. The decrease in UFC pay-per-view fees was due to lower average buys per event and the impact of airing three events in the current quarter compared to four events in the prior-year quarter, partially offset by higher pricing.
The following tables present additional information about our Disney+, ESPN+ and Hulu product offerings(1).
Paid subscribers(2) as of:

(in millions)	April 2, 2022	April 3, 2021	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	44.4	37.3	19%
International (excluding Disney+ Hotstar)(3)	43.2	31.1	39%
Disney+ (excluding Disney+ Hotstar)(4)	87.6	68.4	28%
Disney+ Hotstar	50.1	35.2	42%
Total Disney+(4)	137.7	103.6	33%

ESPN+	22.3	13.8	62%

Hulu
SVOD Only	41.4	37.8	10%
Live TV + SVOD	4.1	3.8	8%
Total Hulu(4)	45.6	41.6	10%
Average Monthly Revenue Per Paid Subscriber(5) for the quarter ended:

			% Change Better (Worse)
	April 2, 2022	April 3, 2021
Disney+
Domestic (U.S. and Canada)	$6.32	$6.01	5%
International (excluding Disney+ Hotstar)(3)	6.35	5.14	24%
Disney+ (excluding Disney+ Hotstar)	6.33	5.61	13%
Disney+ Hotstar	0.76	0.49	55%
Global Disney+	4.35	3.99	9%

ESPN+	4.73	4.55	4%

Hulu
SVOD Only	12.77	12.08	6%
Live TV + SVOD	88.77	81.83	8%
(1)In the U.S., Disney+, ESPN+ and Hulu SVOD Only are each offered as a standalone service or as a package that includes all three services (the SVOD Bundle). Effective December 21, 2021, Hulu Live TV + SVOD includes Disney+ and ESPN+ (the new Hulu Live TV + SVOD offering), whereas previously, Hulu Live TV + SVOD was offered as a standalone service or with Disney+ and ESPN+ as optional additions (the old Hulu Live TV + SVOD offering). Effective March 15, 2022, Hulu SVOD Only is also offered with Disney+ as an optional add-on. Disney+ is available in more than 80 countries and territories outside the U.S. and Canada. In India and certain other Southeast Asian countries, the service is branded Disney+ Hotstar. In certain Latin American countries, we offer Disney+ as well as Star+, a general entertainment SVOD service, which is available on a standalone basis or together with Disney+ (Combo+). Depending on the market, our services can be purchased on our websites, through third-party platforms/apps or via wholesale arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
(2)Reflects subscribers for which we recognized subscription revenue. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to the SVOD Bundle are counted as a paid subscriber for each service included in the SVOD Bundle and subscribers to the Hulu Live TV + SVOD offerings are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ offerings. If a Hulu SVOD Only subscriber chooses to add on Disney+, they are counted as one paid subscriber for each of the Hulu SVOD Only and Disney+ offerings. In Latin America, if a subscriber has either the standalone Disney+ or Star+ service or Combo+, they are counted as one Disney+ paid subscriber. Subscribers include those who receive a service through wholesale arrangements including those for which we receive a fee for the distribution of the service to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
(3)Includes the Disney+ service outside the U.S. and Canada and the Star+ service in Latin America.
(4)Total may not equal the sum of the column due to rounding.
(5)Revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Premier Access and Pay-Per-View revenue. The average revenue per paid subscriber is net of discounts on the SVOD Bundle or other offerings that carry more than one service. Revenue is allocated to each service based on the relative retail price of each service on a standalone basis. Starting in December 2021, revenue for the new Hulu Live TV + SVOD offering is allocated to the SVOD services based on the wholesale price of the SVOD Bundle. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third-party platforms.
The average monthly revenue per paid subscriber for domestic Disney+ increased from $6.01 to $6.32 due to an increase in retail pricing and a lower mix of wholesale subscribers, partially offset by a higher mix of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for international Disney+ (excluding Disney+ Hotstar) increased from $5.14 to $6.35 due to increases in retail pricing.
The average monthly revenue per paid subscriber for Disney+ Hotstar increased from $0.49 to $0.76 due to launches in new territories with higher average prices and higher per-subscriber advertising revenue, partially offset by a higher mix of wholesale subscribers.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.55 to $4.73 primarily due to an increase in retail pricing and, to a lesser extent, higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service increased from $12.08 to $12.77 due to an increase in retail pricing and, to a lesser extent, higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $81.83 to $88.77 due to an increase in retail pricing and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Programming and production costs
Disney+	$(1,196)	$(654)	(83) %
Hulu	(1,913)	(1,626)	(18) %
ESPN+ and other	(454)	(306)	(48) %
Total programming and production costs	(3,563)	(2,586)	(38) %
Other operating expense	(839)	(628)	(34) %
	$(4,402)	$(3,214)	(37) %
The increase in programming and production costs at Disney+ was primarily due to more content provided on the service.
Higher programming and production costs at Hulu were primarily due to higher subscriber-based fees for programming the Live TV service due to the carriage of more networks, an increase in the number of subscribers and rate increases.
The increase in programming and production costs at ESPN+ and other was primarily due to new National Hockey League programming.
Other operating expenses increased primarily due to higher technology and distribution costs at Disney+ driven by growth in existing markets and, to a lesser extent, expansion to new markets.
Selling, general, administrative and other costs increased $280 million, to $1,290 million from $1,010 million, due to higher marketing costs at Disney+ and Hulu.
Depreciation and amortization increased $33 million, to $98 million from $65 million, driven by increased investment in technology assets at Hulu and Disney+.
Operating Loss from Direct-to-Consumer
Direct-to-Consumer operating loss increased $597 million, to $887 million from $290 million, due to higher losses at Disney+ and ESPN+ and lower operating income at Hulu.

Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues
TV/SVOD distribution	$977	$1,344	(27) %
Theatrical distribution	224	109	>100%
Home entertainment	230	219	5%
Other	435	244	78%
Total revenues	1,866	1,916	(3) %
Operating expenses	(1,232)	(1,136)	(8) %
Selling, general, administrative and other	(541)	(398)	(36) %
Depreciation and amortization	(74)	(76)	3%
Equity in the income of investees	(3)	6	nm
Operating Income	$16	$312	(95) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
The decrease in TV/SVOD distribution revenue was due to lower sales of both episodic television and theatrical film content. The decrease in episodic television content sales was driven by lower sales of Modern Family and How I Met Your Mother in the current quarter compared to the prior-year quarter. Lower revenue from theatrical film content sales was due to the sale of Fear Street in the prior-year quarter with no comparable title in the current quarter.
The increase in theatrical distribution revenue was due to more titles in release in the current quarter compared to the prior-year quarter and revenue from the co-production of Marvel’s Spider-Man: No Way Home. Titles in release in the current quarter included Death on the Nile, The King’s Man and Encanto whereas the prior-year quarter included Raya and The Last Dragon and the international distribution of Soul.
The increase in home entertainment revenue was due to an increase in average net effective pricing, partially offset by lower unit sales. The increase in average net effective pricing was due to a higher mix of new release titles, which have a higher sales price than catalog titles.
The increase in other revenue was primarily due to higher revenue from stage plays as a result of more performances in the current quarter.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Programming and production costs	$(909)	$(915)	1%
Cost of goods sold and distribution costs	(323)	(221)	(46) %
	$(1,232)	$(1,136)	(8) %
Programming and production costs were comparable to the prior-year quarter as a decrease in production cost amortization due to lower TV/SVOD sales was largely offset by an increase in production cost amortization due to theatrical revenue growth and the impact of higher home entertainment per unit amortization costs.
The increase in cost of goods sold and distribution costs was due to higher costs for stage plays as a result of more performances in the current quarter.
Selling, general administrative and other costs increased $143 million, to $541 million from $398 million, driven by higher theatrical marketing costs due to more titles in release.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $296 million, to $16 million from $312 million, due to lower TV/SVOD distribution results and, to a lesser extent, a decrease at home entertainment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Content License Early Termination	$(1,023)	$—	nm
TFCF and Hulu acquisition amortization(1)	(592)	(603)	2%
Restructuring and impairment charges(2)	(195)	(223)	13%

(1)In the current quarter, amortization of step-up on film and television costs was $156 million and amortization of intangible assets was $433 million. In the prior-year quarter, amortization of step-up on film and television costs was $154 million and amortization of intangible assets was $445 million.
(2)Charges for the current quarter were due to the impairment of an intangible asset related to the Disney Channel in Russia. Charges for the prior-year quarter included asset impairments and severance costs related to the planned closure of an animation studio and severance costs related to workforce reductions.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues
Theme park admissions	$1,973	$597	>100%
Parks & Experiences merchandise, food and beverage	1,515	558	>100%
Resorts and vacations	1,451	513	>100%
Merchandise licensing and retail	1,164	1,145	2%
Parks licensing and other	549	360	53%
Total revenues	6,652	3,173	>100%
Operating expenses	(3,485)	(2,308)	(51) %
Selling, general, administrative and other	(809)	(660)	(23) %
Depreciation and amortization	(598)	(602)	1%
Equity in the loss of investees	(5)	(9)	44%
Operating Income (Loss)	$1,755	$(406)	nm
COVID-19
Revenues at DPEP benefited from the comparison to the closures/reduced operating capacity at our theme parks and experiences in the prior-year quarter as a result of COVID-19. In fiscal 2022, our domestic parks and resorts are generally operating without significant COVID-19-related capacity restrictions, such as those that were in place during the prior year. Certain of our international parks and resorts and cruise ship operations continue to be impacted by COVID-19-related closures and capacity and travel restrictions.
Walt Disney World Resort and Tokyo Disney Resort were open for the entire quarter in both the current and prior years. Disneyland Resort and Disneyland Paris were open for the entire current quarter, whereas both were closed for all of the prior-year quarter. Shanghai Disney Resort was open for 78 days in the current quarter and for all of the prior-year quarter. Hong Kong Disneyland Resort was open for 3 days in the current quarter and 33 days in the prior-year quarter. Cruise ships operated at reduced capacities in the current quarter and sailings were suspended in the prior-year quarter.
Revenues
The increase in theme park admissions revenue was due to attendance growth and higher average per capita ticket revenue, which reflected a favorable attendance mix and the introduction of Genie+ and Lightning Lane in the first quarter of fiscal 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Parks & Experiences merchandise, food and beverage revenue growth was due to increases in volumes and average guest spending.
Higher resorts and vacations revenue was primarily due to increases in occupied hotel room nights, average daily hotel room rates and passenger cruise days.
Merchandise licensing and retail revenue was higher due to an increase of 8% from merchandise licensing, partially offset by a decrease of 6% from retail. The revenue growth at merchandise licensing was primarily due to higher sales of merchandise based on Mickey and Minnie, Spider-Man, Disney Princesses and Star Wars Classic, partially offset by lower minimum guarantee shortfall recognition. The decrease in retail revenues was due to the closure of a substantial number of Disney-branded retail stores in North America and Europe in the second half of fiscal year 2021.
The increase in parks licensing and other revenue was due to increases in real estate sales and sponsorship revenue.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Apr 2, 2022	Apr 3, 2021	Apr 2, 2022	Apr 3, 2021	Apr 2, 2022	Apr 3, 2021
Parks
Increase (decrease)
Attendance(2)	>100%	(66) %	78%	(41) %	>100%	(61) %
Per Capita Guest Spending(3)	20%	8%	28%	(9) %	26%	— %
Hotels
Occupancy(4)	84%	35%	46%	9%	75%	29%
Available Room Nights (in thousands)(5)	2,521	2,649	787	787	3,308	3,436
Per Room Guest Spending(6)	$434	$336	$298	$374	$414	$339
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
(5)Available hotel room nights is defined as the total number of room nights that are available at our hotels and at Disney Vacation Club (DVC) properties located at our theme parks and resorts that are not utilized by DVC members. Available hotel room nights include rooms temporarily taken out of service.
(6)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Operating labor	$(1,610)	$(1,012)	(59) %
Cost of goods sold and distribution costs	(642)	(421)	(52) %
Infrastructure costs	(651)	(543)	(20) %
Other operating expense	(582)	(332)	(75) %
	$(3,485)	$(2,308)	(51) %
The increases in operating labor, cost of goods sold and distribution costs and other operating expenses were due to higher volumes, while the increase in infrastructure costs was primarily due to higher volumes and increased technology spending.
Selling, general, administrative and other costs increased $149 million, to $809 million from $660 million, primarily due to higher marketing spend.
Segment Operating Income (Loss)
Segment operating results increased from a loss of $0.4 billion to income of $1.8 billion due to growth at our domestic parks and experiences and, to a lesser extent, our international parks and resorts and consumer products business.
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Supplemental revenue detail
Parks & Experiences
Domestic	$4,898	$1,735	>100%
International	574	262	>100%
Consumer Products	1,180	1,176	— %
	$6,652	$3,173	>100%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$1,385	$(587)	nm
International	(268)	(380)	29%
Consumer Products	638	561	14%
	$1,755	$(406)	nm
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Restructuring and impairment charges(1)	$—	$(189)	100%
TFCF and Hulu acquisition amortization	(2)	(2)	— %

(1)The prior-year quarter includes asset impairments and severance costs related to the planned closure of a substantial number of our Disney-branded retail stores and severance costs related to other workforce reductions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Six-Month Results Compared to the Prior-Year Six-Month Period
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues:
Linear Networks	$14,822	$14,439	3%
Direct-to-Consumer	9,593	7,503	28%
Content Sales/Licensing and Other	4,299	3,618	19%
Elimination of Intrasegment Revenue(1)	(509)	(459)	(11) %
	$28,205	$25,101	12%
Segment operating income (loss):
Linear Networks	$4,314	$4,578	(6) %
Direct-to-Consumer	(1,480)	(756)	(96) %
Content Sales/Licensing and Other	(82)	500	nm
	$2,752	$4,322	(36) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues
Affiliate fees	$9,482	$9,455	— %
Advertising	4,922	4,650	6%
Other	418	334	25%
Total revenues	14,822	14,439	3%
Operating expenses	(9,240)	(8,612)	(7) %
Selling, general, administrative and other	(1,657)	(1,614)	(3) %
Depreciation and amortization	(74)	(89)	17%
Equity in the income of investees	463	454	2%
Operating Income	$4,314	$4,578	(6) %
Revenues
Affiliate revenue is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Domestic Channels	$7,985	$7,700	4%
International Channels	1,497	1,755	(15) %
	$9,482	$9,455	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in affiliate revenue at the Domestic Channels was due to an increase of 6% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers.
The decrease in affiliate revenue at the International Channels was due to decreases of 12% from fewer subscribers, due to channel closures, and 4% from an unfavorable foreign exchange impact. These decreases were partially offset by an increase of 2% from higher contractual rates.
Advertising revenue is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Cable	$2,126	$1,928	10%
Broadcasting	1,696	1,706	(1) %
Domestic Channels	3,822	3,634	5%
International Channels	1,100	1,016	8%
	$4,922	$4,650	6%
The increase in Cable advertising revenue was primarily due to increases of 7% from higher impressions and 1% from increased rates. The increase in impressions reflected higher average viewership and, to a lesser extent, an increase in units delivered.
Broadcasting advertising revenue was comparable to the prior-year period, as decreases of 13% from fewer ABC impressions and 2% from the owned television stations were largely offset by increases of 12% from higher rates at ABC and 5% from the benefit of the shift in the timing of The Academy Awards at ABC. The decrease in ABC impressions reflected lower average viewership. The decrease at the owned television stations was due to lower rates resulting from a decrease in political advertising, partially offset by the benefit of the shift in timing of The Academy Awards.
The increase in International Channels advertising revenue was due to increases of 7% from higher rates and 6% from higher impressions, reflecting an increase in average viewership. These increases were partially offset by a decrease of 4% from an unfavorable foreign exchange impact. The increase in viewership reflected more cricket matches aired in the current period, primarily due to the airing of International Cricket Council (ICC) T20 World Cup matches in the current period and an increase in Board of Control for Cricket in India (BCCI) matches in the current period compared to the prior-year period. These increases were partially offset by fewer IPL cricket matches in the current period compared to the prior-year period. The ICC T20 World Cup generally occurs every two years and was not held in the prior-year period due to COVID-19. As a result of COVID-19-related timing shifts, we aired 23 IPL matches in the current period and 44 matches in the prior-year period. The increase in the number of BCCI matches aired in the current period was driven by COVID-19-related cancellations of certain BCCI matches in the prior-year period.
Other revenue increased $84 million, to $418 million from $334 million, due to sub-licensing fees from ICC T20 World Cup matches in the current period.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Cable	$(5,357)	$(4,919)	(9) %
Broadcasting	(1,538)	(1,405)	(9) %
Domestic Channels	(6,895)	(6,324)	(9) %
International Channels	(1,588)	(1,521)	(4) %
	$(8,483)	$(7,845)	(8) %
The increase in programming and production costs at Cable was due to higher rights costs for the NFL, College Football Playoffs (CFP), college football and college basketball, and an increase in sports production costs due to the return of ESPN-hosted events, which were canceled in the prior-year period due to COVID-19. These increases were partially offset by lower NBA and golf programming costs. Higher NFL programming costs were primarily due to airing 3 additional regular season games in the current period compared to the prior-year period and contractual rate increases. The current period included 16

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
regular season games, a wild card playoff game and the Pro Bowl while the prior-year period included 13 regular season games and a wild card playoff game. The increases in CFP, college football and college basketball were due to higher contractual rates. Lower NBA programming costs were due to airing four 2020 NBA season final games in fiscal 2021, reflecting a delay of the 2020 season as a result of COVID-19, partially offset by a contractual rate increase. The decrease in golf programming costs was due to the shift of the 2020 Masters out of fiscal 2020 and into the first quarter of fiscal 2021 due to COVID-19. The Masters typically occurs in our fiscal third quarter.
The increase in programming and production costs at Broadcasting was primarily due to the timing of The Academy Awards.
The increase in programming and production costs at the International Channels was due to higher sports programming costs driven by increased costs for cricket rights, partially offset by the impact of channel closures and a favorable foreign exchange impact. The increased costs for cricket rights were due to the ICC T20 World Cup matches in the current period and contractual rate increases for BCCI matches, partially offset by fewer IPL matches in the current period compared to the prior-year period.
Selling, general, administrative and other costs increased $43 million, to $1,657 million from $1,614 million, driven by collections in the prior-year period of previously reserved receivables.
Equity in the Income of Investees
Income from equity investees increased $9 million, to $463 million from $454 million, due to higher income from A+E Television Networks driven by lower programming costs, partially offset by lower affiliate revenue.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $264 million, to $4,314 million from $4,578 million, due to decreases at Cable and the International Channels, partially offset by an increase at Broadcasting.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Supplemental revenue detail
Domestic Channels	$11,978	$11,488	4%
International Channels	2,844	2,951	(4) %
	$14,822	$14,439	3%
Supplemental operating income detail
Domestic Channels	$3,237	$3,401	(5) %
International Channels	614	723	(15) %
Equity in the income of investees	463	454	2%
	$4,314	$4,578	(6) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues
Subscription fees	$7,485	$5,546	35%
Advertising	1,871	1,599	17%
TV/SVOD distribution and other	237	358	(34) %
Total revenues	9,593	7,503	28%
Operating expenses	(8,324)	(6,135)	(36) %
Selling, general, administrative and other	(2,565)	(1,980)	(30) %
Depreciation and amortization	(184)	(144)	(28) %
Operating Loss	$(1,480)	$(756)	(96) %
Revenues
The increase in subscription fees was due to increases of 21% from higher subscribers driven by growth at Disney+, Hulu and ESPN+, and 14% from higher rates due to increases in retail pricing at Disney+, Hulu and, to a lesser extent, ESPN+.
Advertising revenue growth was due to increases of 9% from higher impressions reflecting increases at Disney+, Hulu and ESPN+, and 7% from higher rates due to an increase at Hulu.
The decrease in TV/SVOD distribution and other revenue was due to the absence of Disney+ Premier Access revenues in the current period compared to revenues for Raya and the Last Dragon in the prior-year period, and a decrease in UFC pay-per-view fees. The decrease in UFC pay-per-view fees reflected the impact of airing five events in the current period compared to seven in the prior-year period, partially offset by higher pricing.
The following tables present Average Monthly Revenue Per Paid Subscriber for the six months ended (see additional discussion of metrics under quarterly results analysis of Business Segment Results):

			% Change Better (Worse)
	April 2, 2022	April 3, 2021
Disney+
Domestic (U.S. and Canada)	$6.49	$5.91	10%
International (excluding Disney+ Hotstar)	6.17	4.97	24%
Disney+ (excluding Disney+ Hotstar)	6.33	5.51	15%
Disney+ Hotstar	0.89	0.70	27%
Global Disney+	4.38	4.01	9%

ESPN+	4.92	4.52	9%

Hulu
SVOD Only	12.87	12.77	1%
Live TV + SVOD	87.89	78.31	12%
The average monthly revenue per paid subscriber for domestic Disney+ increased from $5.91 to $6.49 due to an increase in retail pricing and a lower mix of wholesale subscribers, partially offset by a higher number of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for international Disney+ (excluding Disney+ Hotstar) increased from $4.97 to $6.17 due to increases in retail pricing, partially offset by an unfavorable foreign exchange impact.
The average monthly revenue per paid subscriber for Disney+ Hotstar increased from $0.70 to $0.89 due to launches in new territories with higher average prices and higher per-subscriber advertising revenue, partially offset by a higher mix of wholesale subscribers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The average monthly revenue per paid subscriber for ESPN+ increased from $4.52 to $4.92 driven by an increase in retail pricing and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service increased from $12.77 to $12.87 due to an increase in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings and lower per-subscriber advertising revenue.
The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $78.31 to $87.89 due to increases in retail pricing, higher per-subscriber advertising revenue and an increase in per-subscriber premium and feature add-on revenue, partially offset by a higher mix of subscribers to multi-product offerings.
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Programming and production costs
Disney+	$(2,116)	$(1,169)	(81) %
Hulu	(3,745)	(3,250)	(15) %
ESPN+ and other	(881)	(546)	(61) %
Total programming and production costs	(6,742)	(4,965)	(36) %
Other operating expense	(1,582)	(1,170)	(35) %
	$(8,324)	$(6,135)	(36) %
The increase in programming and production costs at Disney+ was due to more content provided on the service.
Higher programming and production costs at Hulu were primarily due to higher subscriber-based fees for programming the Live television service due to the carriage of more networks, an increase in the number of subscribers and rate increases.
The increase in programming and production costs at ESPN+ and other was primarily due to new National Hockey League programming.
Other operating expenses increased primarily due to higher technology and distribution costs at Disney+ due to growth in existing markets and, to a lesser extent, expansion to new markets.
Selling, general, administrative and other costs increased $585 million, to $2,565 million from $1,980 million, due to higher marketing costs at Disney+ and Hulu.
Depreciation and amortization increased $40 million, to $184 million from $144 million, due to increased investment in technology assets at Disney+ and Hulu.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer increased $724 million, to $1,480 million from $756 million, due to higher losses at Disney+ and ESPN+, partially offset by improved results at Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues
TV/SVOD distribution	$2,172	$2,366	(8) %
Theatrical distribution	753	140	>100%
Home entertainment	524	519	1%
Other	850	593	43%
Total revenues	4,299	3,618	19%
Operating expenses	(2,857)	(2,210)	(29) %
Selling, general, administrative and other	(1,381)	(757)	(82) %
Depreciation and amortization	(143)	(158)	9%
Equity in the income (loss) of investees	—	7	— %
Operating Income (Loss)	$(82)	$500	nm
Revenues
The decrease in TV/SVOD distribution revenue reflected lower episodic television content sales due to higher sales of Modern Family and How I Met Your Mother in the prior-year period.
The increase in theatrical distribution revenue was due to the release of 11 titles in the current period compared to four titles in the prior-year period and revenue from the co-production of Marvel’s Spider-Man: No Way Home. Titles released in the current period included Eternals, Encanto, Death on The Nile, The King’s Man and West Side Story. Titles released in the prior-year period included Soul, which was distributed internationally, and Raya And The Last Dragon.
The increase in other revenue was due to higher revenue from stage plays as a result of more performances in the current period.
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Programming and production costs	$(2,169)	$(1,792)	(21) %
Cost of goods sold and distribution costs	(688)	(418)	(65) %
	$(2,857)	$(2,210)	(29) %
The increase in programming and production costs was due to higher production cost amortization driven by an increase in theatrical revenue and higher film cost impairments, partially offset by lower production cost amortization for TV/SVOD distribution due to lower revenue.
Higher cost of goods sold and distribution costs were due to the increases in stage play performances and theatrical releases.
Selling, general, administrative and other costs increased $624 million, to $1,381 million from $757 million, due to higher theatrical marketing costs.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $582 million, to a loss of $82 million from income of $500 million, due to lower theatrical distribution results, higher film cost impairments and lower TV/SVOD distribution results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
TFCF and Hulu acquisition amortization(1)	$(1,185)	$(1,218)	3%
Content License Early Termination	(1,023)	—	nm
Restructuring and impairment charges(2)	(195)	(304)	36%
(1)In the current period, amortization of step-up on film and television costs was $313 million and amortization of intangible assets was $866 million. In the prior-year period, amortization of step-up on film and television costs was $321 million and amortization of intangible assets was $890 million.
(2)Charges for the current period were due to the impairment of an intangible asset related to the Disney Channel in Russia. Charges for the prior-year period included asset impairments and severance costs related to the planned closure of an animation studio.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Revenues
Theme park admissions	$4,125	$1,146	>100%
Parks & Experiences merchandise, food and beverage	3,141	1,111	>100%
Resorts and vacations	2,896	946	>100%
Merchandise licensing and retail	2,727	2,843	(4) %
Parks licensing and other	997	715	39%
Total revenues	13,886	6,761	>100%
Operating expenses	(6,936)	(4,738)	(46) %
Selling, general, administrative and other	(1,546)	(1,338)	(16) %
Depreciation and amortization	(1,191)	(1,193)	— %
Equity in the loss of investees	(8)	(17)	53%
Operating Income (Loss)	$4,205	$(525)	nm
COVID-19
Revenues at DPEP benefited from the comparison to the closures/reduced operating capacity at our theme parks and experiences in the prior-year period as a result of the impact of COVID-19. Walt Disney World Resort and Tokyo Disney Resort were open for the entire period in both the current and prior year. Disneyland Resort and Disneyland Paris were open for the entire current period, whereas Disneyland Resort was closed for all of the prior-year period, and Disneyland Paris was open for 26 days in the period-year period. Shanghai Disney Resort was open for 167 days in the current period and open for all of the prior-year period. Hong Kong Disneyland Resort was open for 71 days in the current period and 75 days in the prior-year period. Cruise ships operated at reduced capacities in the current period while sailings were suspended in the prior-year period.
Revenues
The increase in theme park admissions revenue was due to attendance growth and higher average per capita ticket revenue, which reflected a favorable attendance mix and the introduction of Genie+ and Lightning Lane in the first quarter of fiscal 2022.
Parks & Experiences merchandise, food and beverage revenue growth was due to increases in volumes and average guest spending.
Higher resorts and vacations revenue was primarily due to increases in occupied hotel room nights, average daily hotel room rates and passenger cruise days.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decrease in merchandise licensing and retail revenue was due to a decrease of 8% from retail, partially offset by an increase of 4% from merchandise licensing. The decrease in retail revenues was due to the closure of a substantial number of Disney-branded retail stores in North America and Europe in the second half of fiscal year 2021. The revenue growth at merchandise licensing was due to higher sales of merchandise based on Mickey and Minnie, Disney Princesses, Star Wars Classic, Spider-Man and The Mandalorian, partially offset by a decrease in sales of merchandise based on Frozen.
The increase in parks licensing and other revenue was due to increases in sponsorship revenue, real estate sales and royalties from Tokyo Disney Resort.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business (see additional discussion of metrics under the quarterly analysis of Business Segment Results):

	Domestic		International		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Parks
Increase (decrease)
Attendance	>100%	(70) %	>100%	(54) %	>100%	(67) %
Per Capita Guest Spending	25%	4%	19%	(10) %	29%	(2) %
Hotels
Occupancy	78%	31%	49%	11%	71%	27%
Available Room Nights (in thousands)	5,062	5,293	1,587	1,587	6,649	6,880
Per Room Guest Spending	$452	$349	$336	$371	$433	$351
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Operating labor	$(3,125)	$(2,042)	(53) %
Infrastructure costs	(1,227)	(1,065)	(15) %
Cost of goods sold and distribution costs	(1,440)	(1,008)	(43) %
Other operating expense	(1,144)	(623)	(84) %
	$(6,936)	$(4,738)	(46) %
The increases in operating labor, cost of goods sold and distribution costs and other operating expenses were due to higher volumes, while the increase in infrastructure costs was due to higher volumes and increased technology spending.
Selling, general, administrative and other costs increased $208 million, to $1,546 million from $1,338 million, due to higher marketing spend.
Segment Operating Income (Loss)
Segment operating results increased from a loss of $525 million to income of $4.2 billion due to growth at our domestic parks and experiences and, to a less extent, our international parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Supplemental revenue detail
Parks & Experiences
Domestic	$9,698	$3,224	>100%
International	1,435	640	>100%
Consumer Products	2,753	2,897	(5) %
	$13,886	$6,761	>100%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$2,940	$(1,385)	nm
International	(247)	(642)	62%
Consumer Products	1,512	1,502	1%
	$4,205	$(525)	nm
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Restructuring and impairment charges(1)	$—	$(217)	100%
TFCF and Hulu acquisition amortization	(4)	(4)	— %

(1)The prior-year period includes asset impairments and severance costs related to the planned closure of a substantial number of our Disney-branded retail stores and severance costs related to other workforce reductions.
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021		April 2, 2022	April 3, 2021
Corporate and unallocated shared expenses	$(272)	$(201)	(35) %	$(500)	$(433)	(15) %
Corporate and unallocated shared expenses for the quarter increased $71 million, from $201 million to $272 million, driven by the timing of allocations to operating segments. Corporate and unallocated shared expenses for the current period increased $67 million, from $433 million to $500 million, driven by higher compensation and human resource-related costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 2, 2022	April 3, 2021
Cash provided by operations - continuing operations	$1,556	$1,468	6%
Cash used in investing activities - continuing operations	(2,024)	(1,327)	(53) %
Cash used in financing activities - continuing operations	(2,097)	(2,241)	6%
Cash (used in) provided by discontinued operations	(4)	8	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	(116)	70	nm
Change in cash, cash equivalents and restricted cash	$(2,685)	$(2,022)	(33) %
Operating Activities
Cash provided by continuing operating activities increased 6% due to higher operating cash flow at DPEP and lower severance payments, partially offset by lower operating cash flow at DMED and a partial payment for the Content License Early Termination. The increase in operating cash flow at DPEP was due to higher operating cash receipts driven by higher revenue, partially offset by an increase in operating cash disbursements due to higher operating expenses. The decrease in operating cash flow at DMED was due to higher operating cash disbursements and higher spending on film and television productions, partially offset by higher operating cash receipts. Higher operating cash disbursements were driven by increased operating expenses while higher operating cash receipts were due to revenue growth.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the six months ended April 2, 2022 and April 3, 2021 are as follows:

	Six Months Ended
(in millions)	April 2, 2022	April 3, 2021
Beginning balances:
Produced and licensed programming assets	$31,732	$27,193
Programming liabilities	(4,113)	(4,099)
	27,619	23,094
Spending:
Programming licenses and rights	7,335	6,649
Produced film and television content	7,586	5,607
	14,921	12,256
Amortization:
Programming licenses and rights	(7,650)	(6,762)
Produced film and television content	(4,992)	(3,809)
	(12,642)	(10,571)
Change in internally produced and licensed content costs	2,279	1,685
Other non-cash activity	215	139
Ending balances:
Produced and licensed programming assets	34,145	29,062
Programming liabilities	(4,032)	(4,144)
	$30,113	$24,918
The Company currently expects its fiscal 2022 spend on produced and licensed content, including sports rights, to be as much as approximately $32 billion, or approximately $7 billion more than fiscal 2021 spend of $25 billion. The increase is driven by higher spend to support our DTC expansion and generally assumes no significant disruptions to production due to COVID-19.
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended April 2, 2022 and April 3, 2021 are as follows:

(in millions)	April 2, 2022	April 3, 2021
Disney Media and Entertainment Distribution	$334	$369
Disney Parks, Experiences and Products
Domestic	1,047	656
International	391	355
Total Disney Parks, Experiences and Products	1,438	1,011
Corporate	288	150
	$2,060	$1,530
Capital expenditures at the DMED segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures for the DPEP segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was primarily due to the temporary suspension of certain capital projects in the prior-year period as a result of COVID-19 and higher spend in the current period on cruise ships and other guest offerings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The increase in the current period compared to the prior-year period was driven by higher spend on corporate facilities.
The Company currently expects its fiscal 2022 capital expenditures will be approximately $5.5 billion compared to fiscal 2021 capital expenditures of $3.6 billion. The expected increase in capital expenditures is due to higher spending on cruise ship fleet expansion, corporate facilities, and production facilities and technology at the DMED segment.
Financing Activities
Cash used in financing activities was $2.1 billion in the current six months compared to $2.2 billion in the prior-year six months. In the current six months, the Company had a decrease in net borrowings of $1.5 billion compared to a decrease in net borrowings of $1.9 billion in the prior-year six months. The lower decrease in net borrowings was partially offset by lower proceeds from exercise of stock options ($0.1 billion in the current six months compared to $0.4 billion in the prior-year six months).
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended April 2, 2022 and information regarding the Company’s bank facilities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities maturing in March 2023, March 2025 and March 2027, and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of April 2, 2022, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Stable), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. On April 4, 2022, Standard and Poor’s revised its outlook on the Company to Positive from Stable and affirmed its BBB+ long-term issuer credit rating. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs, which the Company met on April 2, 2022, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at April 2, 2022 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$37,350	$38,403	$9,199	$9,070
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

Results of operations (in millions)	Six months Ended April 2, 2022
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(535)
Net income (loss)	(535)
Net income (loss) attributable to TWDC shareholders	(535)

Balance Sheet (in millions)	April 2, 2022	October 2, 2021
Current assets	$6,024	$9,506
Noncurrent assets	1,729	1,689
Current liabilities	6,054	6,878
Noncurrent liabilities (excluding intercompany to non-Guarantors)	49,259	51,439
Intercompany payables to non-Guarantors	147,027	147,629
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
Produced and Acquired/Licensed Content Costs
We amortize and test for impairment of capitalized film and television production costs based on whether the content is predominantly monetized individually or as a group. See Note 7 to the Condensed Consolidated Financial Statements for further discussion.
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
Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in a country have reduced and in the future could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
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
Based on their evaluation as of April 2, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 2, 2022:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2, 2022 - January 31, 2022	25,595	$142.60	—	na
February 1, 2022 - February 28, 2022	20,873	150.26	—	na
March 1, 2022 - April 2, 2022	24,942	168.84	—	na
Total	71,410	154.00	—	na

(1)71,410 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	364-Day Credit Agreement dated as of March 4, 2022	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 9, 2022

10.2	Five-Year Credit Agreement dated as of March 4, 2022	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 9, 2022

10.3	First Amendment dated as of March 4, 2022 to the Five-Year Credit Agreement dated as of March 6, 2020	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 9, 2022

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*
This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ CHRISTINE M. MCCARTHY
Christine M. McCarthy, Senior Executive Vice President and Chief Financial Officer
May 11, 2022
Burbank, California