Form 10-Q
period 2022-07-02
Walt Disney Co
filed 2022-08-10
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,823,057,777 shares of common stock outstanding as of August 3, 2022.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues:
Services	$19,461	$15,585	$56,215	$44,978
Products	2,043	1,437	6,357	3,906
Total revenues	21,504	17,022	62,572	48,884
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(12,404)	(10,251)	(36,895)	(29,921)
Cost of products (exclusive of depreciation and amortization)	(1,278)	(982)	(3,948)	(2,869)
Selling, general, administrative and other	(4,100)	(3,168)	(11,655)	(9,198)
Depreciation and amortization	(1,290)	(1,266)	(3,846)	(3,836)
Total costs and expenses	(19,072)	(15,667)	(56,344)	(45,824)
Restructuring and impairment charges	(42)	(35)	(237)	(562)
Other income (expense), net	(136)	(91)	(730)	214
Interest expense, net	(360)	(445)	(1,026)	(1,089)
Equity in the income of investees	225	211	674	648
Income from continuing operations before income taxes	2,119	995	4,909	2,271
Income taxes on continuing operations	(617)	133	(1,610)	9
Net income from continuing operations	1,502	1,128	3,299	2,280
Loss from discontinued operations, net of income tax benefit of $0, $2, $14 and $9, respectively	—	(5)	(48)	(28)
Net income	1,502	1,123	3,251	2,252
Net income from continuing operations attributable to noncontrolling interests	(93)	(205)	(268)	(416)
Net income attributable to Disney	$1,409	$918	$2,983	$1,836

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$0.77	$0.50	$1.66	$1.02
Discontinued operations	—	—	(0.03)	(0.02)
	$0.77	$0.50	$1.63	$1.00
Basic
Continuing operations	$0.77	$0.51	$1.66	$1.03
Discontinued operations	—	—	(0.03)	(0.02)
	$0.77	$0.50	$1.64	$1.01

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,825	1,830	1,827	1,827
Basic	1,823	1,818	1,821	1,816
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net income	$1,502	$1,123	$3,251	$2,252
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	428	1	506	(62)
Pension and postretirement medical plan adjustments	119	169	393	510
Foreign currency translation and other	(446)	(65)	(659)	119
Other comprehensive income	101	105	240	567
Comprehensive income	1,603	1,228	3,491	2,819
Net income from continuing operations attributable to noncontrolling interests	(93)	(205)	(268)	(416)
Other comprehensive income (loss) attributable to noncontrolling interests	69	(24)	58	(82)
Comprehensive income attributable to Disney	$1,579	$999	$3,281	$2,321
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	July 2, 2022	October 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$12,959	$15,959
Receivables, net	13,685	13,367
Inventories	1,590	1,331
Content advances	1,902	2,183
Other current assets	1,286	817
Total current assets	31,422	33,657
Produced and licensed content costs	34,077	29,549
Investments	3,236	3,935
Parks, resorts and other property
Attractions, buildings and equipment	65,599	64,892
Accumulated depreciation	(39,089)	(37,920)
	26,510	26,972
Projects in progress	5,956	4,521
Land	1,117	1,131
	33,583	32,624
Intangible assets, net	15,334	17,115
Goodwill	77,945	78,071
Other assets	8,477	8,658
Total assets	$204,074	$203,609

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,858	$20,894
Current portion of borrowings	5,580	5,866
Deferred revenue and other	4,266	4,317
Total current liabilities	30,704	31,077
Borrowings	46,022	48,540
Deferred income taxes	8,034	7,246
Other long-term liabilities	13,456	14,522
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	9,425	9,213
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	56,087	55,471
Retained earnings	43,462	40,429
Accumulated other comprehensive loss	(6,142)	(6,440)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	92,500	88,553
Noncontrolling interests	3,933	4,458
Total equity	96,433	93,011
Total liabilities and equity	$204,074	$203,609
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES
Net income from continuing operations	$3,299	$2,280
Depreciation and amortization	3,846	3,836
Net (gain) loss on investments	779	(325)
Deferred income taxes	605	(749)
Equity in the income of investees	(674)	(648)
Cash distributions received from equity investees	575	546
Net change in produced and licensed content costs and advances	(4,306)	(3,192)
Equity-based compensation	723	428
Pension and postretirement medical benefit cost amortization	465	582
Other, net	492	273
Changes in operating assets and liabilities:
Receivables	(506)	(301)
Inventories	(259)	236
Other assets	(684)	(113)
Accounts payable and other liabilities	(892)	341
Income taxes	15	(260)
Cash provided by operations - continuing operations	3,478	2,934

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,795)	(2,468)
Other, net	(77)	383
Cash used in investing activities - continuing operations	(3,872)	(2,085)

FINANCING ACTIVITIES
Commercial paper payments, net	(275)	(99)
Borrowings	152	43
Reduction of borrowings	(1,400)	(2,319)
Proceeds from exercise of stock options	100	405
Other, net	(824)	(801)
Cash used in financing activities - continuing operations	(2,247)	(2,771)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by (used in) operations - discontinued operations	8	(2)
Cash provided by investing activities - discontinued operations	—	8
Cash used in financing activities - discontinued operations	(12)	—
Cash (used in) provided by discontinued operations	(4)	6

Impact of exchange rates on cash, cash equivalents and restricted cash	(354)	77

Change in cash, cash equivalents and restricted cash	(2,999)	(1,839)
Cash, cash equivalents and restricted cash, beginning of period	16,003	17,954
Cash, cash equivalents and restricted cash, end of period	$13,004	$16,115
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at April 2, 2022	1,822	$55,823	$42,032	$(6,312)	$(907)	$90,636	$4,023	$94,659
Comprehensive income (loss)	—	—	1,409	170	—	1,579	(67)	1,512
Equity compensation activity	1	259	—	—	—	259	—	259
Contributions	—	—	—	—	—	—	19	19
Distributions and other	—	5	21	—	—	26	(42)	(16)
Balance at July 2, 2022	1,823	$56,087	$43,462	$(6,142)	$(907)	$92,500	$3,933	$96,433

Balance at April 3, 2021	1,817	$55,000	$39,365	$(7,918)	$(907)	$85,540	$4,246	$89,786
Comprehensive income	—	—	918	81	—	999	147	1,146
Equity compensation activity	—	185	—	—	—	185	—	185
Contributions	—	—	—	—	—	—	7	7
Cumulative effect of accounting change	—	—	3	—	—	3	—	3
Distributions and other	—	(11)	25	—	—	14	(19)	(5)
Balance at July 3, 2021	1,817	$55,174	$40,311	$(7,837)	$(907)	$86,741	$4,381	$91,122
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income (loss)	—	—	2,983	298	—	3,281	(22)	3,259
Equity compensation activity	5	615	—	—	—	615	—	615
Contributions	—	—	—	—	—	—	48	48
Distributions and other	—	1	50	—	—	51	(551)	(500)
Balance at July 2, 2022	1,823	$56,087	$43,462	$(6,142)	$(907)	$92,500	$3,933	$96,433

Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income	—	—	1,836	485	—	2,321	256	2,577
Equity compensation activity	7	687	—	—	—	687	—	687
Contributions	—	—	—	—	—	—	12	12
Cumulative effect of accounting change	—	—	108	—	—	108	—	108
Distributions and other	—	(10)	52	—	—	42	(567)	(525)
Balance at July 3, 2021	1,817	$55,174	$40,311	$(7,837)	$(907)	$86,741	$4,381	$91,122
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the nine months ended July 2, 2022 are not necessarily indicative of the results that may be expected for the year ending October 1, 2022.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K.
The Fox sports media business in Mexico was sold in November 2021. The Company recognized a $58 million loss on the sale, which is presented as discontinued operations in the Condensed Consolidated Statement of Income for the nine months ended July 2, 2022. At October 2, 2021, the assets and liabilities of the Fox sports media business in Mexico were not material and were included in other assets and other liabilities in the Condensed Consolidated Balance Sheets.
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses, if any, as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At July 2, 2022, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.6 billion.
BAMTech provides streaming technology services to third parties and is owned 85% by the Company and 15% by Major League Baseball (MLB). MLB has the right to sell its interest to the Company and the Company has the right to buy MLB’s interest starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech, in either case at a redemption value based on MLB’s equity ownership percentage of the greater of MLB’s then equity fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition).

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
The MLB interest is required to be carried at a minimum value equal to its acquisition date fair value accreted to its estimated redemption value through the applicable redemption date. Therefore, the MLB interest is generally not allocated its portion of BAMTech losses, if any. As of July 2, 2022, the MLB interest was recorded in the Company’s financial statements at $825 million.
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
In fiscal 2022, our domestic parks and resorts are generally operating without significant COVID-19-related capacity restrictions, such as those that were generally in place during the prior year. In addition, our cruise ships have generally been operating without COVID-19-related capacity restrictions since April 2022. Certain of our international parks and resorts continue to be impacted by COVID-19-related closures and capacity and travel restrictions. At the DMED segment, our film and television productions have generally resumed, although we have seen disruptions of production activities depending on local circumstances. Thus far, we have generally been able to release our films theatrically in fiscal 2022, although certain markets continue to impose restrictions on theater openings and capacity.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income (loss) are as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Revenues:
Disney Media and Entertainment Distribution	$14,110	$12,681	$42,315	$37,782
Disney Parks, Experiences and Products	7,394	4,341	21,280	11,102
Total segment revenues	$21,504	$17,022	$63,595	$48,884
Segment operating income (loss):
Disney Media and Entertainment Distribution	$1,381	$2,026	$4,133	$6,348
Disney Parks, Experiences and Products	2,186	356	6,391	(169)
Total segment operating income(1)	$3,567	$2,382	$10,524	$6,179
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Disney Media and Entertainment Distribution	$230	$220	$693	$681
Disney Parks, Experiences and Products	(2)	(5)	(10)	(22)
Equity in the income of investees included in segment operating income	228	215	683	659
Amortization of TFCF intangible assets related to equity investees	(3)	(4)	(9)	(11)
Equity in the income of investees, net	$225	$211	$674	$648
A reconciliation of segment revenues to total revenues is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment revenues	$21,504	$17,022	$63,595	$48,884
Content License Early Termination(1)	—	—	(1,023)	—
Total revenues	$21,504	$17,022	$62,572	$48,884
(1)During the nine months ended July 2, 2022, the Company recognized a reduction in revenue for amounts to early terminate certain license agreements with a customer for film and television content, which was delivered in previous years, in order for the Company to use the content primarily on our direct-to-consumer services (Content License Early Termination). Because the content is functional intellectual property (IP), we recognized substantially all of the consideration to be paid by the customer under the licenses as revenue in prior years when the content was made available under the agreements. Consequently, we have recorded the amounts to terminate the license agreements, net of remaining amounts of deferred revenue, as a reduction of revenue in the current nine-month period.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment operating income	$3,567	$2,382	$10,524	$6,179
Content License Early Termination	—	—	(1,023)	—
Corporate and unallocated shared expenses	(325)	(212)	(825)	(645)
Restructuring and impairment charges	(42)	(35)	(237)	(562)
Other income (expense), net(1)	(136)	(91)	(730)	214
Interest expense, net	(360)	(445)	(1,026)	(1,089)
TFCF and Hulu acquisition amortization(2)	(585)	(604)	(1,774)	(1,826)
Income from continuing operations before income taxes	$2,119	$995	$4,909	$2,271
(1)See Note 4 for a discussion of amounts in other income (expense), net.
(2)For the quarter ended July 2, 2022 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $422 million, $160 million and $3 million, respectively. For the nine months ended July 2, 2022 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $1,292 million, $473 million and $9 million, respectively. For the quarter ended July 3, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $434 million, $166 million, and $4 million, respectively. For the nine months ended July 3, 2021 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $1,328 million, $487 million and $11 million, respectively.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	DMED	DPEP	Total
Balance at October 2, 2021	$72,521	$5,550	$78,071
Currency translation adjustments and other, net	(126)	—	(126)
Balance at July 2, 2022	$72,395	$5,550	$77,945

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents our revenues by segment and major source:

	Quarter Ended July 2, 2022				Quarter Ended July 3, 2021
	DMED	DPEP	Content License Early Termination	Total	DMED	DPEP	Total
Affiliate fees	$4,337	$—	$—	$4,337	$4,431	$—	$4,431
Advertising	3,534	1	—	3,535	3,163	—	3,163
Subscription fees	3,889	—	—	3,889	3,156	—	3,156
Theme park admissions	—	2,312	—	2,312	—	1,152	1,152
Resort and vacations	—	1,805	—	1,805	—	776	776
Retail and wholesale sales of merchandise, food and beverage	—	1,896	—	1,896	—	1,262	1,262
TV/SVOD distribution licensing	1,119	—	—	1,119	1,230	—	1,230
Theatrical distribution licensing	620	—	—	620	140	—	140
Merchandise licensing	—	916	—	916	1	789	790
Home entertainment	149	—	—	149	236	—	236
Other	462	464	—	926	324	362	686
	$14,110	$7,394	$—	$21,504	$12,681	$4,341	$17,022

	Nine Months Ended July 2, 2022				Nine Months Ended July 3, 2021
	DMED	DPEP	Content License Early Termination	Total	DMED	DPEP	Total
Affiliate fees	$13,310	$—	$—	$13,310	$13,427	$—	$13,427
Advertising	10,425	3	—	10,428	9,508	2	9,510
Subscription fees	11,374	—	—	11,374	8,702	—	8,702
Theme park admissions	—	6,437	—	6,437	—	2,298	2,298
Resort and vacations	—	4,701	—	4,701	—	1,722	1,722
Retail and wholesale sales of merchandise, food and beverage	—	5,801	—	5,801	—	3,336	3,336
TV/SVOD distribution licensing	3,639	—	(1,023)	2,616	4,023	—	4,023
Theatrical distribution licensing	1,373	—	—	1,373	280	—	280
Merchandise licensing	—	2,928	—	2,928	11	2,670	2,681
Home entertainment	673	—	—	673	755	—	755
Other	1,521	1,410	—	2,931	1,076	1,074	2,150
	$42,315	$21,280	$(1,023)	$62,572	$37,782	$11,102	$48,884

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended July 2, 2022			Quarter Ended July 3, 2021
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$11,444	$6,130	$17,574	$10,409	$3,295	$13,704
Europe	1,230	897	2,127	1,209	308	1,517
Asia Pacific	1,436	367	1,803	1,063	738	1,801
Total revenues	$14,110	$7,394	$21,504	$12,681	$4,341	$17,022
Content License Early Termination			—
			$21,504

	Nine Months Ended July 2, 2022			Nine Months Ended July 3, 2021
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$34,465	$17,400	$51,865	$30,993	$8,165	$39,158
Europe	4,111	2,389	6,500	3,721	1,062	4,783
Asia Pacific	3,739	1,491	5,230	3,068	1,875	4,943
Total revenues	$42,315	$21,280	$63,595	$37,782	$11,102	$48,884
Content License Early Termination			(1,023)
			$62,572
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended July 2, 2022, $0.3 billion was recognized related to performance obligations satisfied as of April 2, 2022. For the nine months ended July 2, 2022, $0.9 billion was recognized related to performance obligations satisfied as of October 2, 2021. For the quarter ended July 3, 2021, $0.3 billion was recognized related to performance obligations satisfied as of April 3, 2021. For the nine months ended July 3, 2021, $1.0 billion was related to performance obligations satisfied as of October 3, 2020.
As of July 2, 2022, revenue for unsatisfied performance obligations expected to be recognized in the future is $12 billion, primarily for content and other IP to be made available in the future under existing agreements with television station affiliates, merchandise licensees and DTC subscribers. Of this amount, we expect to recognize approximately $2 billion in the remainder of fiscal 2022, $5 billion in fiscal 2023, $3 billion in fiscal 2024 and $2 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Contract assets, accounts receivable and deferred revenues from contracts with customers are as follows:

	July 2, 2022	October 2, 2021
Contract assets	$74	$155
Accounts receivable
Current	11,891	11,190
Non-current	1,284	1,359
Allowance for credit losses	(198)	(194)
Deferred revenues
Current	4,060	4,067
Non-current	448	581
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for the current and prior-year periods related to contract assets was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

For the quarter and nine months ended July 2, 2022, the Company recognized revenue of $0.4 billion and $3.2 billion, respectively, that was included in the October 2, 2021 deferred revenue balance. For the quarter and nine months ended July 3, 2021, the Company recognized revenue of $0.4 billion and $2.5 billion, respectively, that was included in the October 3, 2020 deferred revenue balance. Amounts deferred generally relate to DTC subscriptions, TV/SVOD licenses and advances from merchandise licensees.
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
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights (TV/SVOD licensing) and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of TV/SVOD licensing receivables recorded in other non-current assets was $0.7 billion and $0.8 billion at July 2, 2022 and October 2, 2021, respectively. The balance of vacation club receivables recorded in other non-current assets was $0.6 billion at both July 2, 2022 and October 2, 2021. The allowance for credit losses and activity for the period ended July 2, 2022 was not material.
4.Other Income (Expense), net
Other income (expense), net is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
DraftKings loss	$(136)	$(217)	$(726)	$(98)
fuboTV gain	—	—	—	186
German FTA gain	—	126	—	126
Other, net	—	—	(4)	—
Other income (expense), net	$(136)	$(91)	$(730)	$214
For the quarter and nine months ended July 2, 2022, the Company recognized a non-cash loss of $136 million and $726 million, respectively, from the adjustment of its investment in DraftKings Inc. (DraftKings) to fair value (DraftKings loss). For the prior-year quarter and nine months ended July 3, 2021, the Company recognized a DraftKings loss of $217 million and $98 million, respectively.
For the nine months ended July 3, 2021, the Company recognized a $186 million gain from the sale of our investment in fuboTV Inc. (fuboTV gain).
For the quarter and nine months ended July 3, 2021, the Company recognized a $126 million gain on the sale of its 50% interest in a German free-to-air (FTA) television network (German FTA gain).
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	July 2, 2022	October 2, 2021
Cash and cash equivalents	$12,959	$15,959
Restricted cash included in:
Other current assets	3	3
Other assets	42	41
Total cash, cash equivalents and restricted cash in the statement of cash flows	$13,004	$16,003

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the nine months ended July 2, 2022, the Company’s borrowing activity was as follows:

	October 2, 2021	Borrowings	Payments	Other Activity	July 2, 2022
Commercial paper with original maturities less than three months	$—	$508	$—	$—	$508
Commercial paper with original maturities greater than three months	1,992	1,022	(1,805)	1	1,210
U.S. dollar denominated notes(1)	49,090	—	(1,400)	(105)	47,585
Asia Theme Parks borrowings	1,331	152	—	(14)	1,469
Foreign currency denominated debt and other(2)	1,993	—	—	(1,163)	830
	$54,406	$1,682	$(3,205)	$(1,281)	$51,602
(1)The other activity is due to the amortization of purchase price adjustments on debt assumed in the TFCF acquisition and debt issuance fees.
(2)The other activity is due to market value adjustments for debt with qualifying hedges.
At July 2, 2022, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2023	$5,250	$—	$5,250
Facility expiring March 2025	3,000	—	3,000
Facility expiring March 2027	4,000	—	4,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at SOFR-based rates plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s ranging from 0.755% to 1.225%. The bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs, which the Company met on July 2, 2022 by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of July 2, 2022, the Company has $1.4 billion of outstanding letters of credit, of which none were issued under this facility.
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
The Company did not utilize and terminated a $1.0 billion credit facility for a new cruise ship, which was delivered in the third quarter of fiscal 2022.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Interest expense	$(380)	$(404)	$(1,115)	$(1,223)
Interest and investment income	7	(9)	44	234
Net periodic pension and postretirement benefit costs (other than service costs)	13	(32)	45	(100)
Interest expense, net	$(360)	$(445)	$(1,026)	$(1,089)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	July 2, 2022	October 2, 2021
Cash and cash equivalents	$214	$287
Other current assets	114	95
Total current assets	328	382
Parks, resorts and other property	6,631	6,928
Other assets	174	176
Total assets	$7,133	$7,486

Current liabilities	$546	$473
Long-term borrowings	1,320	1,331
Other long-term liabilities	421	422
Total liabilities	$2,287	$2,226
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the nine months ended July 2, 2022:

Revenues	$2,031
Costs and expenses	(2,483)
Equity in the loss of investees	(10)
Asia Theme Parks’ royalty and management fees of $46 million for the nine months ended July 2, 2022 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended July 2, 2022 were $147 million provided by operating activities, $572 million used in investing activities and $192 million provided by financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $151 million and $101 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($268 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. The outstanding balance under the line of credit at July 2, 2022 was $217 million. The Company’s line of credit is eliminated in consolidation.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $919 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.0 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. The line of credit was increased to 1.9 billion yuan (approximately $0.3 billion) in July 2022. As of July 2, 2022, the total amount outstanding under the line of credit was 0.7 billion yuan (approximately $112 million). These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.2 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 1.4 billion yuan (approximately $0.2 billion) line of credit bearing interest at 8%. The line of credit was increased to 2.6 billion yuan (approximately $0.4 billion) in July 2022. As of July 2, 2022 the total amount outstanding under the line of credit was 1.0 billion yuan (approximately $148 million).
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of July 2, 2022			As of October 2, 2021
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,811	$11,841	$16,652	$4,944	$9,779	$14,723
Completed, not released	478	2,109	2,587	630	762	1,392
In-process	4,593	6,051	10,644	4,371	4,623	8,994
In development or pre-production	261	315	576	351	162	513
	$10,143	$20,316	30,459	$10,296	$15,326	25,622
Licensed content - Television programming rights and advances			5,520			6,110
Total produced and licensed content			$35,979			$31,732

Current portion			$1,902			$2,183
Non-current portion			$34,077			$29,549

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Amortization of produced and licensed content is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Produced content
Predominantly monetized individually	$878	$757	$2,749	$2,127
Predominantly monetized as a group	1,674	1,391	4,795	3,830
	2,552	2,148	7,544	5,957
Licensed programming rights and advances	3,258	3,019	10,908	9,781
Total produced and licensed content costs(1)	$5,810	$5,167	$18,452	$15,738
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income.
8.Income Taxes
Interim Period Tax Expense
Generally, we record interim period tax expense based on the estimated annual effective tax rate using projections of full-year pre-tax earnings and income tax expense, adjusted for tax expense amounts recognized fully in the quarter they occur. We used this approach to determine tax expense in the first three quarters of fiscal 2022. For interim periods in fiscal 2021, because of the uncertainties associated with the impact of COVID-19 on our projections of full-year pre-tax earnings and income tax expense, our normal approach of calculating interim period tax expense produced an income tax provision that was not meaningful. Accordingly, we calculated interim period fiscal 2021 tax expense based on the year-to-date earnings before tax, a blended U.S. Federal and state statutory tax rate of approximately 23% adjusted for tax expense amounts recognized fully in the quarter they occurred.
Unrecognized Tax Benefits
During the nine months ended July 2, 2022, the Company decreased its gross unrecognized tax benefits (before interest and penalties) by $0.2 billion from $2.6 billion to $2.4 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.1 billion.
9.Pension and Other Benefit Programs
The components of net periodic benefit cost are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Service costs	$100	$108	$302	$325	$2	$3	$7	$8
Other costs (benefits):
Interest costs	124	114	374	343	13	12	39	35
Expected return on plan assets	(293)	(275)	(880)	(824)	(15)	(14)	(44)	(41)
Amortization of previously deferred service costs	3	2	5	8	—	—	—	—
Recognized net actuarial loss	149	186	441	557	6	7	20	22
Total other costs (benefits)	(17)	27	(60)	84	4	5	15	16
Net periodic benefit cost	$83	$135	$242	$409	$6	$8	$22	$24
During the nine months ended July 2, 2022, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2022.

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

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,823	1,818	1,821	1,816
Weighted average dilutive impact of Awards	2	12	6	11
Weighted average number of common and common equivalent shares outstanding (diluted)	1,825	1,830	1,827	1,827
Awards excluded from diluted earnings per share	26	3	13	5

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.Equity
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Third quarter of fiscal 2022
Balance at April 2, 2022	$(51)	$(6,668)	$(1,280)	$(7,999)
Quarter Ended July 2, 2022:
Unrealized gains (losses) arising during the period	601	—	(404)	197
Reclassifications of realized net (gains) losses to net income	(27)	155	—	128
Balance at July 2, 2022	$523	$(6,513)	$(1,684)	$(7,674)

Third quarter of fiscal 2021
Balance at April 3, 2021	$(283)	$(8,978)	$(961)	$(10,222)
Quarter Ended July 3, 2021:
Unrealized gains (losses) arising during the period	(1)	29	(52)	(24)
Reclassifications of realized net (gains) losses to net income	4	194	—	198
Balance at July 3, 2021	$(280)	$(8,755)	$(1,013)	$(10,048)

Nine months ended fiscal 2022
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Nine Months Ended July 2, 2022:
Unrealized gains (losses) arising during the period	741	47	(637)	151
Reclassifications of realized net (gains) losses to net income	(66)	465	—	399
Balance at July 2, 2022	$523	$(6,513)	$(1,684)	$(7,674)

Nine months ended fiscal 2021
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Nine Months Ended July 3, 2021:
Unrealized gains (losses) arising during the period	(55)	86	75	106
Reclassifications of realized net (gains) losses to net income	(34)	582	—	548
Balance at July 3, 2021	$(280)	$(8,755)	$(1,013)	$(10,048)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Third quarter of fiscal 2022
Balance at April 2, 2022	$19	$1,570	$98	$1,687
Quarter Ended July 2, 2022:
Unrealized gains (losses) arising during the period	(152)	—	27	(125)
Reclassifications of realized net (gains) losses to net income	6	(36)	—	(30)
Balance at July 2, 2022	$(127)	$1,534	$125	$1,532

Third quarter of fiscal 2021
Balance at April 3, 2021	$69	$2,097	$138	$2,304
Quarter Ended July 3, 2021:
Unrealized gains (losses) arising during the period	—	(9)	(37)	(46)
Reclassifications of realized net (gains) losses to net income	(2)	(45)	—	(47)
Balance at July 3, 2021	$67	$2,043	$101	$2,211

Nine months ended fiscal 2022
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Nine Months Ended July 2, 2022:
Unrealized gains (losses) arising during the period	(184)	(11)	36	(159)
Reclassifications of realized net (gains) losses to net income	15	(108)	—	(93)
Balance at July 2, 2022	$(127)	$1,534	$125	$1,532

Nine months ended fiscal 2021
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Nine Months Ended July 3, 2021:
Unrealized gains (losses) arising during the period	22	(23)	(38)	(39)
Reclassifications of realized net (gains) losses to net income	5	(135)	—	(130)
Balance at July 3, 2021	$67	$2,043	$101	$2,211

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Third quarter of fiscal 2022
Balance at April 2, 2022	$(32)	$(5,098)	$(1,182)	$(6,312)
Quarter Ended July 2, 2022:
Unrealized gains (losses) arising during the period	449	—	(377)	72
Reclassifications of realized net (gains) losses to net income	(21)	119	—	98
Balance at July 2, 2022	$396	$(4,979)	$(1,559)	$(6,142)

Third quarter of fiscal 2021
Balance at April 3, 2021	$(214)	$(6,881)	$(823)	$(7,918)
Quarter Ended July 3, 2021:
Unrealized gains (losses) arising during the period	(1)	20	(89)	(70)
Reclassifications of realized net (gains) losses to net income	2	149	—	151
Balance at July 3, 2021	$(213)	$(6,712)	$(912)	$(7,837)

Nine months ended fiscal 2022
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Nine Months Ended July 2, 2022:
Unrealized gains (losses) arising during the period	557	36	(601)	(8)
Reclassifications of realized net (gains) losses to net income	(51)	357	—	306
Balance at July 2, 2022	$396	$(4,979)	$(1,559)	$(6,142)

Nine months ended fiscal 2021
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Nine Months Ended July 3, 2021:
Unrealized gains (losses) arising during the period	(33)	63	37	67
Reclassifications of realized net (gains) losses to net income	(29)	447	—	418
Balance at July 3, 2021	$(213)	$(6,712)	$(912)	$(7,837)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Nine Months Ended
		July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Market value adjustments, primarily cash flow hedges	Primarily revenue	$27	$(4)	$66	$34
Estimated tax	Income taxes	(6)	2	(15)	(5)
		21	(2)	51	29

Pension and postretirement medical expense	Interest expense, net	(155)	(194)	(465)	(582)
Estimated tax	Income taxes	36	45	108	135
		(119)	(149)	(357)	(447)
Total reclassifications for the period		$(98)	$(151)	$(306)	$(418)
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Stock options	$23	$24	$68	$72
RSUs	250	134	655	356
Total equity-based compensation expense(1)	$273	$158	$723	$428
Equity-based compensation expense capitalized during the period	$39	$25	$109	$81
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $110 million and $1.9 billion, respectively, as of July 2, 2022.
During the nine months ended July 2, 2022 and July 3, 2021, the weighted average grant date fair values for options granted were $46.86 and $57.06, respectively, and for RSUs were $139.55 and $178.71, respectively.
During the nine months ended July 2, 2022, the Company made equity compensation grants consisting of 1.7 million stock options and 11.9 million RSUs.
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

	Fair Value Measurement at July 2, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$228	$—	$—	$228
Derivatives
Interest rate	—	1	—	1
Foreign exchange	—	1,573	—	1,573
Other	—	34	—	34
Liabilities
Derivatives
Interest rate	—	(1,228)	—	(1,228)
Foreign exchange	—	(789)	—	(789)
Other	—	(4)	—	(4)
Other	—	(368)	—	(368)
Total recorded at fair value	$228	$(781)	$—	$(553)
Fair value of borrowings	$—	$48,178	$1,552	$49,730

	Fair Value Measurement at October 2, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments	$950	$—	$—	$950
Derivatives
Interest rate	—	186	—	186
Foreign exchange	—	707	—	707
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(287)	—	(287)
Foreign exchange	—	(618)	—	(618)
Other	—	(8)	—	(8)
Other	—	(375)	—	(375)
Total recorded at fair value	$950	$(385)	$—	$565
Fair value of borrowings	$—	$58,913	$1,411	$60,324
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of July 2, 2022
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$581	$645	$(142)	$(222)
Interest rate	—	1	(1,228)	—
Other	28	4	(3)	(1)
Derivatives not designated as hedges
Foreign exchange	166	181	(204)	(221)
Other	2	—	—	—
Gross fair value of derivatives	777	831	(1,577)	(444)
Counterparty netting	(496)	(520)	681	335
Cash collateral (received) paid	(165)	(54)	896	74
Net derivative positions	$116	$257	$—	$(35)

	As of October 2, 2021
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$165	$240	$(122)	$(83)
Interest rate	—	186	(287)	—
Other	10	—	—	—
Derivatives not designated as hedges
Foreign exchange	183	119	(208)	(205)
Other	(8)	—	—	—
Gross fair value of derivatives	350	545	(617)	(288)
Counterparty netting	(301)	(360)	460	201
Cash collateral (received) paid	(3)	(51)	157	73
Net derivative positions	$46	$134	$—	$(14)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings indexed to LIBOR. The total notional amount of the Company’s pay-floating interest rate swaps at both July 2, 2022 and October 2, 2021, was $15.1 billion.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	July 2, 2022	October 2, 2021	July 2, 2022	October 2, 2021
Borrowings:
Current	$1,496	$505	$(4)	$5
Long-term	12,993	15,136	(1,224)	(103)
	$14,489	$15,641	$(1,228)	$(98)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gain (loss) on:
Pay-floating swaps	$(210)	$165	$(1,129)	$(559)
Borrowings hedged with pay-floating swaps	210	(165)	1,129	559
Benefit (expense) associated with interest accruals on pay-floating swaps	6	36	76	107
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at July 2, 2022 or at October 2, 2021, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarter ended July 2, 2022 and July 3, 2021 were not material.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of July 2, 2022 and October 2, 2021, the notional amounts of the Company’s net foreign exchange cash flow hedges were $8.2 billion and $6.9 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $444 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gain (loss) recognized in Other Comprehensive Income	$583	$(6)	$704	$(65)
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	16	(8)	42	32
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of both July 2, 2022 and October 2, 2021, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion).
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Gain (loss) on:
Cross currency swaps	$(30)	$19	$(18)	$75
Borrowings hedged with cross currency swaps	30	(19)	18	(75)
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at July 2, 2022 and October 2, 2021 were $4.5 billion and $3.5 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net gains (losses) on foreign currency denominated assets and liabilities	$(275)	$16	$29	$(19)	$96	$5
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	257	(42)	(28)	20	(89)	—
Net gains (losses)	$(18)	$(26)	$1	$1	$7	$5

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(420)	$77	$17	$(74)	$141	$(29)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	327	(138)	(18)	75	(132)	30
Net gains (losses)	$(93)	$(61)	$(1)	$1	$9	$1

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at July 2, 2022 and October 2, 2021 and related gains or losses recognized in earnings for the quarter and nine months ended July 2, 2022 and July 3, 2021 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at July 2, 2022 and October 2, 2021 were $0.3 billion and $0.4 billion, respectively. The related gains or losses recognized in earnings were not material for the quarters ended July 2, 2022 and July 3, 2021.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1,005 million and $244 million on July 2, 2022 and October 2, 2021, respectively.
16.Restructuring and Impairment Charges
For the quarter and nine months ended July 2, 2022, the Company recognized charges of $42 million and $0.2 billion, respectively, primarily due to asset impairments related to our businesses in Russia. For the quarter ended July 3, 2021, the Company recognized charges of $35 million, primarily for severance at our parks and experience businesses. For the nine months ended July 3, 2021, the Company recognized charges of $0.6 billion, primarily due to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance costs at our parks and experiences and other businesses. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.
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
Accounting Pronouncements Not Yet Adopted
Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued guidance requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. The new guidance requires the disclosure of the nature of the transactions, the accounting for the transactions, and the effect of the transactions on the financial statements. The

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

guidance is effective for annual periods beginning with the Company’s 2023 fiscal year (with early adoption permitted). While the guidance will not have an effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption, the Company is currently assessing the impacts this guidance will have on its financial statement disclosures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results, the impact of COVID-19 on our businesses and operations, results of operations and competition. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors, including those described in our 2021 Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission, that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions, except per share data)	July 2, 2022	July 3, 2021		July 2, 2022	July 3, 2021
Revenues:
Services	$19,461	$15,585	25%	$56,215	$44,978	25%
Products	2,043	1,437	42%	6,357	3,906	63%
Total revenues	21,504	17,022	26%	62,572	48,884	28%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(12,404)	(10,251)	(21) %	(36,895)	(29,921)	(23) %
Cost of products (exclusive of depreciation and amortization)	(1,278)	(982)	(30) %	(3,948)	(2,869)	(38) %
Selling, general, administrative and other	(4,100)	(3,168)	(29) %	(11,655)	(9,198)	(27) %
Depreciation and amortization	(1,290)	(1,266)	(2) %	(3,846)	(3,836)	— %
Total costs and expenses	(19,072)	(15,667)	(22) %	(56,344)	(45,824)	(23) %
Restructuring and impairment charges	(42)	(35)	(20) %	(237)	(562)	58%
Other income (expense), net	(136)	(91)	(49) %	(730)	214	nm
Interest expense, net	(360)	(445)	19%	(1,026)	(1,089)	6%
Equity in the income of investees	225	211	7%	674	648	4%
Income from continuing operations before income taxes	2,119	995	>100%	4,909	2,271	>100%
Income taxes on continuing operations	(617)	133	nm	(1,610)	9	nm
Net income from continuing operations	1,502	1,128	33%	3,299	2,280	45%
Loss from discontinued operations, net of income tax benefit of $0, $2, $14 and $9, respectively	—	(5)	100%	(48)	(28)	(71) %
Net income	1,502	1,123	34%	3,251	2,252	44%
Net income from continuing operations attributable to noncontrolling interests	(93)	(205)	55%	(268)	(416)	36%
Net income attributable to Disney	$1,409	$918	53%	$2,983	$1,836	62%
Diluted earnings per share from continuing operations attributable to Disney	$0.77	$0.50	54%	$1.66	$1.02	63%

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
The most significant impact on operating income since the onset of COVID-19 has been at the DPEP segment due to revenue lost. In fiscal 2022, our domestic parks and resorts are generally operating without significant COVID-19-related capacity restrictions, such as those that were generally in place during the prior year. In addition, our cruise ships have generally been operating without COVID-19-related capacity restrictions since April 2022. Certain of our international parks and resorts continue to be impacted by COVID-19-related closures and capacity and travel restrictions. At the DMED segment, our film and television productions have generally resumed, although we have seen disruptions of production activities depending on local circumstances. Thus far, we have generally been able to release our films theatrically in fiscal 2022, although certain markets continue to impose restrictions on theater openings and capacity.

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
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 26%, or $4.5 billion, to $21.5 billion; net income attributable to Disney increased to $1.4 billion from $0.9 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) increased to $0.77 from $0.50 in the prior-year quarter. The EPS increase for the quarter was due to higher segment operating income, partially offset by the comparison to an income tax benefit in the prior-year quarter. Higher segment operating results were due to growth at DPEP, partially offset by lower operating results at DMED.
Revenues
Service revenues for the quarter increased 25%, or $3.9 billion, to $19.5 billion due to increased revenues at our theme parks and resorts and in DTC subscription, theatrical distribution and advertising revenue. The increase at theme parks and resorts was due to higher volumes, which generally reflected the impact of operating with capacity restrictions in the prior-year quarter as a result of COVID-19, and higher average per capita ticket revenue. The increase in DTC subscription revenue was due to subscriber growth and higher average rates.
Product revenues for the quarter increased 42%, or $0.6 billion, to $2.0 billion due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts.
Costs and expenses
Cost of services for the quarter increased 21%, or $2.2 billion, to $12.4 billion due to increased volumes at our theme parks and resorts, higher programming and production costs and, to a lesser extent, higher technical support costs at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Direct-to-Consumer primarily due to more content provided on the Disney+ service and higher subscriber-based fees at Hulu and, to a lesser extent, an increase due to higher theatrical distribution revenue.
Cost of products for the quarter increased 30%, or $0.3 billion, to $1.3 billion due to higher merchandise, food and beverage sales at our theme parks and resorts.
Selling, general, administrative and other costs increased 29%, or $0.9 billion, to $4.1 billion driven by higher marketing costs at our direct-to-consumer, theatrical distribution and, to a lesser extent, parks and experiences businesses, partially offset by lower marketing costs at our linear channels.
Restructuring and impairment charges
In the current quarter, the Company recorded charges of $42 million primarily due to asset impairments related to our businesses in Russia.
In the prior-year quarter, the Company recorded charges of $35 million due to asset impairments and severance costs related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance costs at our parks and experience businesses.
Other income (expense), net
In the current quarter, the Company recorded the DraftKings loss of $136 million. In the prior-year quarter, the Company recorded the DraftKings loss of $217 million and the German FTA gain of $126 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	July 2, 2022	July 3, 2021	% Change Better (Worse)
Interest expense	$(380)	$(404)	6%
Interest income, investment income and other	20	(41)	nm
Interest expense, net	$(360)	$(445)	19%
The decrease in interest expense was due to lower average debt balances and higher capitalized interest, partially offset by higher average rates.
The increase in interest income, investment income and other was due to a favorable comparison of pension and postretirement benefit costs, other than service cost, which was a benefit in the current quarter and an expense in the prior-year quarter, and lower investment losses in the current quarter.
Effective Income Tax Rate

	Quarter Ended
	July 2, 2022	July 3, 2021
Income from continuing operations before income taxes	$2,119	$995
Income tax on continuing operations	617	(133)
Effective income tax rate - continuing operations	29.1%	(13.4)%
The effective income tax rate in the current quarter was higher than the U.S. statutory rate due to higher effective tax rates on foreign earnings, including the impact of foreign losses and foreign tax credits for which we are unable to recognize a tax benefit. The effective income tax rate was a benefit in the prior-year quarter due to favorable adjustments related to prior years.
Noncontrolling Interests

	Quarter Ended
(in millions)	July 2, 2022	July 3, 2021	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(93)	$(205)	55%
The decrease in net income from continuing operations attributable to noncontrolling interests was due to higher losses at Shanghai Disney Resort, partially offset by higher results at ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended July 2, 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $585 million
•Other expense of $136 million reflecting the DraftKings loss
•Impairment charges of $42 million
Results for the quarter ended July 3, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $604 million
•Other expense of $91 million reflecting the DraftKings loss of $217 million, partially offset by the German FTA gain of $126 million
•Restructuring and impairment charges of $35 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended July 2, 2022:
TFCF and Hulu acquisition amortization	$(585)	$136	$(449)	$(0.24)
Other expense	(136)	32	(104)	(0.06)
Restructuring and impairment charges	(42)	10	(32)	(0.02)
Total	$(763)	$178	$(585)	$(0.32)

Quarter Ended July 3, 2021:
TFCF and Hulu acquisition amortization	$(604)	$141	$(463)	$(0.25)
Other expense, net	(91)	22	(69)	(0.04)
Restructuring and impairment charges	(35)	8	(27)	(0.01)
Total	$(730)	$171	$(559)	$(0.30)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT NINE-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR NINE-MONTH PERIOD
Revenues for the current period increased $13.7 billion, to $62.6 billion; net income attributable to Disney increased $1.1 billion, to $3.0 billion; and EPS was $1.66 compared to $1.02 in the prior-year period. The EPS increase was due to higher segment operating results reflecting growth at DPEP, partially offset by lower operating results at DMED. The increase in segment operating results was partially offset by the recognition of an income tax benefit in the prior-year period, a reduction in revenue for the Content License Early Termination and a higher DraftKings loss in the current period compared to the prior-year period.
Revenues
Service revenues for the current period increased 25%, or $11.2 billion, to $56.2 billion, due to increased revenues at our theme parks and resorts, higher DTC subscription revenue and, to a lesser extent, higher theatrical distribution and advertising revenue. These increases were partially offset by a reduction in revenue for the Content License Early Termination. The increase at theme parks and resorts was due to higher volumes, which generally reflected the impact of operating with capacity restrictions in the prior-year period as a result of COVID-19, and higher average per capita ticket revenue. The increase in DTC subscription revenue was due to subscriber growth and higher average rates.
Product revenues for the current period increased 63%, or $2.5 billion, to $6.4 billion, due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts.
Costs and expenses
Cost of services for the current period increased 23%, or $7.0 billion, to $36.9 billion, due to higher programming and production costs, increased volumes at our theme parks and resorts and higher technical support expenses at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Disney+ primarily due to more content provided on the service, increased sports programming costs, higher subscriber-based fees at Hulu and an increase in production cost amortization due to theatrical revenue growth. These increases were partially offset by lower programming and production costs as a result of international channel closures.
Cost of products for the current period increased 38%, or $1.1 billion, to $3.9 billion, due to higher merchandise, food and beverage sales at our theme parks and resorts.
Selling, general, administrative and other costs for the current period increased 27%, or $2.5 billion, to $11.7 billion, due to higher marketing costs at our direct-to-consumer, theatrical distribution and, to a lesser extent, parks and experiences businesses.
Restructuring and impairment charges
In March 2022, in response to events in Russia and Ukraine, the Company announced a pause of its operations in Russia, which include theatrical distribution and other licensing businesses and the distribution of the Disney Channel. These businesses generate approximately two percent of the Company’s operating income. In the current period, the Company

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
recorded charges of $237 million primarily due to the impairment of an intangible and other assets related to our businesses in Russia. We may incur additional charges to exit these businesses, which are not anticipated to be material.
In the prior-year period, the Company recorded charges of $562 million due to asset impairments and severance costs primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores as well as severance costs at our parks and experiences and other businesses.
Other income (expense), net
In the current period, the Company recorded the DraftKings loss of $726 million. In the prior-year period, the Company recorded the fuboTV gain of $186 million, the German FTA gain of $126 million and the DraftKings loss of $98 million.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	July 2, 2022	July 3, 2021	% Change Better (Worse)
Interest expense	$(1,115)	$(1,223)	9%
Interest income, investment income and other	89	134	(34) %
Interest expense, net	$(1,026)	$(1,089)	6%
The decrease in interest expense was due to lower average debt balances and higher capitalized interest, partially offset by higher average rates.
The decrease in interest income, investment income and other was due to investment losses in the current period compared to investment gains in the prior-year period. This decrease was partially offset by a favorable comparison of pension and postretirement benefits costs, other than service cost, which was a benefit in the current period and expense in the prior-year period.
Effective Income Tax Rate

	Nine Months Ended
	July 2, 2022	July 3, 2021
Income from continuing operations before income taxes	$4,909	$2,271
Income tax on continuing operations	1,610	(9)
Effective income tax rate - continuing operations	32.8%	(0.4)%
The effective income tax rate in the current period was higher than the U.S. statutory rate primarily due to higher effective tax rates on foreign earnings, including the impact of new tax regulations that limit our ability to utilize certain foreign tax credits. We recognized an income tax benefit in the prior-year period due to favorable adjustments related to prior years, partially offset by higher effective tax rates on foreign earnings. Higher effective tax rates on foreign earnings in both the current and prior-year periods reflected the impact of foreign losses and foreign tax credits for which we are unable to recognize a tax benefit.
Noncontrolling Interests

	Nine Months Ended
(in millions)	July 2, 2022	July 3, 2021	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(268)	$(416)	36%
The decrease in net income from continuing operations attributable to noncontrolling interests for the current period was due to higher losses at Shanghai Disney Resort and our DTC sports business, partially offset by higher results at ESPN.
Certain Items Impacting Results in the Year
Results for the nine months ended July 2, 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,774 million
•A $1.0 billion reduction in revenue for the Content License Early Termination
•Other expense of $730 million reflecting the DraftKings loss

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
•Impairment charges of $237 million
Results for the nine months ended July 3, 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,826 million
•Restructuring and impairment charges of $562 million
•Other income of $214 million reflecting the fuboTV gain of $186 million, German FTA gain of $126 million and DraftKings loss of $98 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Nine Months Ended July 2, 2022:
TFCF and Hulu acquisition amortization	$(1,774)	$413	$(1,361)	$(0.73)
Contract License Early Termination	(1,023)	238	(785)	(0.43)
Other income (expense), net	(730)	170	(560)	(0.31)
Restructuring and impairment charges	(237)	55	(182)	(0.10)
Total	$(3,764)	$876	$(2,888)	$(1.57)

Nine Months Ended July 3, 2021:
TFCF and Hulu acquisition amortization	$(1,826)	$425	$(1,401)	$(0.74)
Restructuring and impairment charges	(562)	132	(430)	(0.24)
Other income (expense), net	214	(49)	165	0.09
Total	$(2,174)	$508	$(1,666)	$(0.89)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended July 2, 2022 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
The following table reconciles total revenues to segment revenues:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021		July 2, 2022	July 3, 2021
Total revenues	$21,504	$17,022	26%	$62,572	$48,884	28%
Content License Early Termination	—	—	nm	1,023	—	nm
Segment revenues	$21,504	$17,022	26%	$63,595	$48,884	30%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021		July 2, 2022	July 3, 2021
Income from continuing operations before income taxes	$2,119	$995	>100%	$4,909	$2,271	>100%
Add (subtract):
Content License Early Termination	—	—	nm	1,023	—	nm
Corporate and unallocated shared expenses	325	212	(53) %	825	645	(28) %
Restructuring and impairment charges	42	35	(20) %	237	562	58%
Other (income) expense, net	136	91	(49) %	730	(214)	nm
Interest expense, net	360	445	19%	1,026	1,089	6%
TFCF and Hulu acquisition amortization	585	604	3%	1,774	1,826	3%
Total segment operating income	$3,567	$2,382	50%	$10,524	$6,179	70%
The following is a summary of segment revenue and operating income (loss):

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021		July 2, 2022	July 3, 2021
Segment Revenues:
Disney Media and Entertainment Distribution	$14,110	$12,681	11%	$42,315	$37,782	12%
Disney Parks, Experiences and Products	7,394	4,341	70%	21,280	11,102	92%
	$21,504	$17,022	26%	$63,595	$48,884	30%
Segment operating income (loss):
Disney Media and Entertainment Distribution	$1,381	$2,026	(32) %	$4,133	$6,348	(35) %
Disney Parks, Experiences and Products	2,186	356	>100%	6,391	(169)	nm
	$3,567	$2,382	50%	$10,524	$6,179	70%
Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021		July 2, 2022	July 3, 2021
Disney Media and Entertainment Distribution	$163	$153	(7) %	$485	$453	(7) %
Disney Parks, Experiences and Products
Domestic	434	383	(13) %	1,236	1,162	(6) %
International	161	178	10%	496	538	8%
Total Disney Parks, Experiences and Products	595	561	(6) %	1,732	1,700	(2) %
Corporate	47	47	— %	141	139	(1) %
Total depreciation expense	$805	$761	(6) %	$2,358	$2,292	(3) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021		July 2, 2022	July 3, 2021
Disney Media and Entertainment Distribution	$36	$44	18%	$115	$135	15%
Disney Parks, Experiences and Products	27	27	— %	81	81	— %
TFCF and Hulu	422	434	3%	1,292	1,328	3%
Total amortization of intangible assets	$485	$505	4%	$1,488	$1,544	4%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues:
Linear Networks	$7,189	$6,956	3%
Direct-to-Consumer	5,058	4,256	19%
Content Sales/Licensing and Other	2,111	1,681	26%
Elimination of Intrasegment Revenue(1)	(248)	(212)	(17) %
	$14,110	$12,681	11%
Segment operating income (loss):
Linear Networks	$2,469	$2,187	13%
Direct-to-Consumer	(1,061)	(293)	>(100) %
Content Sales/Licensing and Other	(27)	132	nm
	$1,381	$2,026	(32) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues
Affiliate fees	$4,585	$4,643	(1) %
Advertising	2,470	2,200	12%
Other	134	113	19%
Total revenues	7,189	6,956	3%
Operating expenses	(4,091)	(4,091)	— %
Selling, general, administrative and other	(823)	(851)	3%
Depreciation and amortization	(34)	(42)	19%
Equity in the income of investees	228	215	6%
Operating Income	$2,469	$2,187	13%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Domestic Channels	$3,884	$3,791	2%
International Channels	701	852	(18) %
	$4,585	$4,643	(1) %
The increase in affiliate revenue at the Domestic Channels reflected an increase of 6% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers.
The decrease in affiliate revenue at the International Channels reflected decreases of 12% from fewer subscribers due to channel closures in Asia, Latin America and Europe and 5% from an unfavorable foreign exchange impact.
Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Cable	$1,027	$831	24%
Broadcasting	755	877	(14) %
Domestic Channels	1,782	1,708	4%
International Channels	688	492	40%
	$2,470	$2,200	12%
The increase in Cable advertising revenue was due to increases of 22% from rates and 5% from impressions, which reflected higher average viewership.
The decrease in Broadcasting advertising revenue was due to decreases of 12% from a shift in the timing of The Academy Awards at ABC and 12% from fewer impressions at ABC, reflecting lower average viewership and, to a lesser extent, fewer units delivered. Fewer units delivered reflected the impact of more hours programmed by ESPN due to the timing of the NBA Finals. The timing of the Academy Awards and the NBA Finals were both impacted by COVID-19 in the prior year. The Academy Awards aired in the second quarter in the current fiscal year compared to the third quarter in the prior fiscal year while the 2021 NBA Finals were aired in the third quarter of the current year compared to fourth quarter of the prior year. These decreases were partially offset by increases of 7% from higher rates at ABC and 1% from the owned television stations. The increase at the owned television stations was due to the benefit of higher rates resulting from an increase in political advertising, partially offset by the impact of the timing of The Academy Awards.
The increase in International Channels advertising revenue was due to increases of 43% from higher impressions reflecting an increase in average viewership and 7% from higher rates, partially offset by a decrease of 8% from an unfavorable foreign exchange impact. The increase in average viewership was due to airing 64 Indian Premier League (IPL) cricket matches in the current quarter, compared to 29 matches in the prior-year quarter. IPL cricket matches typically occur in our second and third fiscal quarters. The increase in the number of matches in the current quarter was due to a shift in the timing of matches from the third quarter to the fourth quarter in the prior fiscal year as a result of COVID-19 and the IPL adding matches to the current season.
Other revenue increased $21 million, to $134 million from $113 million, driven by higher sub-licensing fees from IPL cricket matches in the current quarter compared to the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Cable	$(2,066)	$(2,055)	(1) %
Broadcasting	(614)	(798)	23%
Domestic Channels	(2,680)	(2,853)	6%
International Channels	(1,000)	(845)	(18) %
	$(3,680)	$(3,698)	— %
Programming and production costs at Cable were comparable to the prior-year quarter as higher rights costs for NBA programming and an increase in sports production costs were largely offset by lower MLB and soccer rights costs. Higher NBA programming costs reflected the timing of the NBA Finals, which are programmed by ESPN and aired on ABC, and contractual rate increases, partially offset by fewer regular season games in the current quarter as a result of a delayed start of the 2021 NBA season due to COVID-19. Lower costs for MLB programming were due to airing 13 games in the current quarter compared to 44 games in the prior-year quarter. The decrease in soccer programming costs reflected the comparison to the airing of UEFA Euro 2020 in the prior-year quarter. UEFA Euro typically occurs every four years. UEFA Euro 2020 was originally scheduled to occur in fiscal 2020, but was held in fiscal 2021 due to COVID-19.
The decrease in programming and production costs at Broadcasting was due to a lower cost mix of programming and, to a lesser extent, the timing of the NBA Finals, which are programmed by ESPN. The lower cost mix of programming reflected the timing of The Academy Awards and fewer hours of scripted and acquired reality programming, partially offset by the cost of new National Hockey League (NHL) programming. We acquired the rights to NHL programming starting with the 2021/2022 season.
Programming and production costs at the International Channels increased due to higher sports programming costs reflecting more IPL cricket matches in the current quarter, partially offset by the impact of channel closures and a favorable foreign exchange impact.
Selling, general administrative and other costs decreased $28 million, to $823 million from $851 million, driven by lower marketing costs, partially offset by higher compensation costs.
Operating Income from Linear Networks
Operating income from Linear Networks increased $282 million, to $2,469 million from $2,187 million, due to increases at Cable and Broadcasting, partially offset by a decrease at the International Channels.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Supplemental revenue detail
Domestic Channels	$5,700	$5,561	2%
International Channels	1,489	1,395	7%
	$7,189	$6,956	3%
Supplemental operating income detail
Domestic Channels	$2,075	$1,803	15%
International Channels	166	169	(2) %
Equity in the income of investees	228	215	6%
	$2,469	$2,187	13%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues
Subscription fees	$3,889	$3,156	23%
Advertising	1,018	909	12%
TV/SVOD distribution and other	151	191	(21) %
Total revenues	5,058	4,256	19%
Operating expenses	(4,536)	(3,414)	(33) %
Selling, general, administrative and other	(1,494)	(1,048)	(43) %
Depreciation and amortization	(89)	(87)	(2) %
Operating Loss	$(1,061)	$(293)	>(100) %
Revenues
The increase in subscription fees reflected increases of 21% from higher subscribers, due to growth at Disney+, Hulu and ESPN+, and 5% from higher rates due to increases in retail pricing at Hulu and Disney+, partially offset by a decrease of 2% from an unfavorable foreign exchange impact.
Higher advertising revenue reflected increases of 10% from higher impressions due to growth at Disney+ and, to a lesser extent, at ESPN+, and 3% from higher rates due to an increase at Hulu. The increase in impressions at Disney+ was due to airing 64 IPL matches in the current quarter compared to 29 matches in the prior-year quarter.
The decrease in TV/SVOD distribution and other revenue was due to lower Disney+ Premier Access revenues, partially offset by an increase in Ultimate Fighting Championship (UFC) pay-per-view fees. Lower Disney+ Premier Access revenues reflected no releases in the current quarter compared to Cruella in the prior-year quarter. The increase in UFC pay-per-view fees was due to airing four events in the current quarter compared to three events in the prior-year quarter and higher pricing, partially offset by lower average buys per event.
The following tables present additional information about our Disney+, ESPN+ and Hulu product offerings(1).
Paid subscribers(2) as of:

(in millions)	July 2, 2022	July 3, 2021	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	44.5	37.9	17%
International (excluding Disney+ Hotstar)(3)	49.2	33.2	48%
Disney+ (excluding Disney+ Hotstar)(4)	93.6	71.1	32%
Disney+ Hotstar	58.4	44.9	30%
Total Disney+(4)	152.1	116.0	31%

ESPN+	22.8	14.9	53%

Hulu
SVOD Only	42.2	39.1	8%
Live TV + SVOD	4.0	3.7	8%
Total Hulu(4)	46.2	42.8	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber(5) for the quarter ended:

			% Change Better (Worse)
	July 2, 2022	July 3, 2021
Disney+
Domestic (U.S. and Canada)	$6.27	$6.62	(5) %
International (excluding Disney+ Hotstar)(3)	6.31	5.52	14%
Disney+ (excluding Disney+ Hotstar)	6.29	6.12	3%
Disney+ Hotstar	1.20	0.78	54%
Global Disney+	4.35	4.16	5%

ESPN+	4.55	4.47	2%

Hulu
SVOD Only	12.92	13.15	(2) %
Live TV + SVOD	87.92	84.09	5%
(1)In the U.S., Disney+, ESPN+ and Hulu SVOD Only are each offered as a standalone service or as a package that includes all three services (the SVOD Bundle). Effective December 21, 2021, Hulu Live TV + SVOD includes Disney+ and ESPN+ (the new Hulu Live TV + SVOD offering), whereas previously, Hulu Live TV + SVOD was offered as a standalone service or with Disney+ and ESPN+ as optional additions (the old Hulu Live TV + SVOD offering). Effective March 15, 2022, Hulu SVOD Only is also offered with Disney+ as an optional add-on. Disney+ is available in more than 150 countries and territories outside the U.S. and Canada. In India and certain other Southeast Asian countries, the service is branded Disney+ Hotstar. In certain Latin American countries, we offer Disney+ as well as Star+, a general entertainment SVOD service, which is available on a standalone basis or together with Disney+ (Combo+). Depending on the market, our services can be purchased on our websites, through third-party platforms/apps or via wholesale arrangements.
(2)Reflects subscribers for which we recognized subscription revenue. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to the SVOD Bundle are counted as a paid subscriber for each service included in the SVOD Bundle and subscribers to the Hulu Live TV + SVOD offerings are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ offerings. A Hulu SVOD Only subscriber that adds Disney+ is counted as one paid subscriber for each of the Hulu SVOD Only and Disney+ offerings. In Latin America, if a subscriber has either the standalone Disney+ or Star+ service or subscribes to Combo+, the subscriber is counted as one Disney+ paid subscriber. Subscribers include those who receive a service through wholesale arrangements including those for which we receive a fee for the distribution of the service to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
(3)Includes the Disney+ service outside the U.S. and Canada and the Star+ service in Latin America.
(4)Total may not equal the sum of the column due to rounding.
(5)Average monthly revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Premier Access and Pay-Per-View revenue. The average revenue per paid subscriber is net of discounts on offerings that carry more than one service. Revenue is allocated to each service based on the relative retail price of each service on a standalone basis. Revenue for the new Hulu Live TV + SVOD offering is allocated to the SVOD services based on the wholesale price of the SVOD Bundle. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third-party platforms.
The average monthly revenue per paid subscriber for domestic Disney+ decreased from $6.62 to $6.27 due to a higher mix of subscribers to multi-product offerings, partially offset by an increase in retail pricing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The average monthly revenue per paid subscriber for international Disney+ (excluding Disney+ Hotstar) increased from $5.52 to $6.31 due to increases in retail pricing, partially offset by an unfavorable foreign exchange impact and a higher mix of wholesale subscribers.
The average monthly revenue per paid subscriber for Disney+ Hotstar increased from $0.78 to $1.20 due to higher per-subscriber advertising revenue.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.47 to $4.55 due to an increase in retail pricing and, to a lesser extent, a lower mix of annual subscribers and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $13.15 to $12.92 due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product and promotional offerings, partially offset by an increase in retail pricing.
The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $84.09 to $87.92 due to an increase in retail pricing and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Programming and production costs
Disney+	$(1,435)	$(772)	(86) %
Hulu	(1,894)	(1,700)	(11) %
ESPN+ and other	(385)	(297)	(30) %
Total programming and production costs	(3,714)	(2,769)	(34) %
Other operating expense	(822)	(645)	(27) %
	$(4,536)	$(3,414)	(33) %
The increase in programming and production costs at Disney+ was primarily due to more content provided on the service, including the impact of airing more IPL matches in the current quarter.
Higher programming and production costs at Hulu were primarily due to higher subscriber-based fees for programming the Live TV service due to an increase in the number of subscribers, rate increases and the carriage of more networks.
The increase in programming and production costs at ESPN+ and other was primarily due to higher rights costs for UFC programming due to airing four events in the current quarter compared to three events in the prior-year quarter and new NHL, golf and soccer programming.
Other operating expenses increased due to higher technology and distribution costs at Disney+ reflecting growth in existing markets and, to a lesser extent, expansion to new markets.
Selling, general, administrative and other costs increased $446 million, to $1,494 million from $1,048 million, primarily due to higher marketing costs at Hulu and Disney+.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer increased $768 million, to $1,061 million from $293 million, due to a higher loss at Disney+, lower operating income at Hulu and, to a lesser extent, a higher loss at ESPN+.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues
TV/SVOD distribution	$937	$1,012	(7) %
Theatrical distribution	620	140	>100%
Home entertainment	149	236	(37) %
Other	405	293	38%
Total revenues	2,111	1,681	26%
Operating expenses	(1,414)	(1,056)	(34) %
Selling, general, administrative and other	(650)	(430)	(51) %
Depreciation and amortization	(76)	(68)	(12) %
Equity in the income of investees	2	5	(60) %
Operating Income	$(27)	$132	nm
Revenues
The decrease in TV/SVOD distribution revenue was due to lower sales of theatrical film content primarily due to the shift from licensing content to third parties to distributing on our DTC services.
The increase in theatrical distribution revenue was due to the release of Doctor Strange In The Multiverse of Madness, Lightyear, and The Bob’s Burgers Movie in the current quarter compared to Cruella in the prior-year quarter.
The decrease in home entertainment revenue was primarily due to lower unit sales of catalog titles.
The increase in other revenue was due to higher revenue from stage plays reflecting more performances in the current quarter as productions were generally shut down in the prior-year quarter due to COVID-19, partially offset by an unfavorable foreign exchange impact.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Programming and production costs	$(1,123)	$(861)	(30) %
Cost of goods sold and distribution costs	(291)	(195)	(49) %
	$(1,414)	$(1,056)	(34) %
The increase in programming and production costs was due to higher production cost amortization driven by an increase in theatrical revenue.
The increase in cost of goods sold and distribution costs was due to higher costs for stage plays as a result of more performances in the current quarter.
Selling, general administrative and other costs increased $220 million, to $650 million from $430 million, driven by higher theatrical marketing costs, due to more titles released in the current quarter compared to the prior-year quarter, and, to a lesser extent, an unfavorable foreign exchange impact.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $159 million, to a loss of $27 million from income of $132 million, driven by an unfavorable foreign exchange impact and lower TV/SVOD distribution and home entertainment results, partially offset by higher stage play and theatrical results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
TFCF and Hulu acquisition amortization(1)	$(583)	$(602)	3%
Restructuring and impairment charges(2)	(34)	(1)	>(100) %
German FTA gain	—	126	— %
(1)In the current quarter, amortization of step-up on film and television costs was $160 million and amortization of intangible assets was $420 million. In the prior-year quarter, amortization of step-up on film and television costs was $166 million and amortization of intangible assets was $432 million.
(2)Charges for the current quarter were primarily due to asset impairments related to our businesses in Russia.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues
Theme park admissions	$2,312	$1,152	>100%
Parks & Experiences merchandise, food and beverage	1,688	914	85%
Resorts and vacations	1,805	776	>100%
Merchandise licensing and retail	1,175	1,137	3%
Parks licensing and other	414	362	14%
Total revenues	7,394	4,341	70%
Operating expenses	(3,729)	(2,718)	(37) %
Selling, general, administrative and other	(855)	(674)	(27) %
Depreciation and amortization	(622)	(588)	(6) %
Equity in the loss of investees	(2)	(5)	60%
Operating Income	$2,186	$356	>100%
COVID-19
Revenues at DPEP benefited from the comparison to the closures/reduced operating capacity at certain of our theme parks and experiences in the prior-year quarter as a result of COVID-19. In fiscal 2022, our domestic parks and resorts are generally operating without significant COVID-19-related capacity restrictions, such as those that were generally in place during the prior year. In addition, our cruise ships have generally been operating without COVID-19-related capacity restrictions since April 2022. Certain of our international parks and resorts continue to be impacted by COVID-19-related closures and capacity and travel restrictions.
Walt Disney World Resort and Tokyo Disney Resort were open for the entire quarter in both the current and prior years. Disneyland Resort and Disneyland Paris were open for the entire current quarter. In the prior-year quarter, Disneyland Resort was open for 65 days and Disneyland Paris was open for 19 days. Shanghai Disney Resort was open for 3 days in the current quarter and for all of the prior-year quarter. Hong Kong Disneyland Resort was open for 54 days in the current quarter and 72 days in the prior-year quarter. Cruise ships were operating for the entire current quarter, whereas sailings were suspended in the prior-year quarter.
Revenues
The increase in theme park admissions revenue was due to attendance growth and higher average per capita ticket revenue. Higher attendance was due to increases at Disneyland Resort, Walt Disney World Resort and Disneyland Paris, partially offset by a decrease at Shanghai Disney Resort. Growth in average per capita ticket revenue was due to the introduction of Genie+ and Lightning Lane at our domestic parks in the first quarter of the current fiscal year and a reduced

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
impact from promotions in the current quarter at Walt Disney World Resort, partially offset by an unfavorable attendance mix at Disneyland Resort.
Parks & Experiences merchandise, food and beverage revenue growth was due to higher volumes.
Higher resorts and vacations revenue was primarily due to increases in occupied hotel room nights, passenger cruise days and average daily hotel room rates.
Merchandise licensing and retail revenue growth was due to an increase of 12% from merchandise licensing, partially offset by a decrease of 7% from retail. The revenue growth at merchandise licensing was due to an increase in sales of merchandise based on Star Wars, including the current quarter release of the licensed game, LEGO: The Skywalker Saga, higher minimum guarantee shortfall recognition and increases in sales of Mickey and Minnie and Toy Story merchandise. The decrease in retail revenues was due to the closure of a substantial number of Disney-branded retail stores in North America and Europe in the second half of fiscal year 2021.
The increase in parks licensing and other revenue was due to increases in sponsorship revenue and royalties from Tokyo Disney Resort.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Jul 2, 2022	Jul 3, 2021	Jul 2, 2022	Jul 3, 2021	Jul 2, 2022	Jul 3, 2021
Parks
Increase (decrease)
Attendance(2)	93%	nm	17%	nm	69%	nm
Per Capita Guest Spending(3)	10%	nm	28%	13%	18%	92%
Hotels
Occupancy(4)	90%	50%	61%	20%	83%	43%
Available Hotel Room Nights (in thousands)(5)	2,501	2,589	793	793	3,294	3,382
Per Room Guest Spending(6)	$446	$375	$439	$414	$445	$379
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Operating labor	$(1,693)	$(1,220)	(39) %
Cost of goods sold and distribution costs	(679)	(486)	(40) %
Infrastructure costs	(731)	(584)	(25) %
Other operating expense	(626)	(428)	(46) %
	$(3,729)	$(2,718)	(37) %
The increase in operating labor was due to higher volumes and inflation, while the increases in cost of goods sold and distribution costs and other operating expenses were due to higher volumes. Higher infrastructure costs were primarily due to increases in volumes and technology spending.
Selling, general, administrative and other costs increased $181 million, to $855 million from $674 million, primarily due to increases in marketing and compensation costs.
Depreciation and amortization increased $34 million, to $622 million from $588 million, due to higher depreciation at our domestic theme parks and resorts.
Segment Operating Income
Segment operating income increased from $0.4 billion to $2.2 billion due to growth at domestic parks and experiences and, to a lesser extent, at international parks and resorts.
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Supplemental revenue detail
Parks & Experiences
Domestic	$5,423	$2,656	>100%
International	788	526	50%
Consumer Products	1,183	1,159	2%
	$7,394	$4,341	70%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$1,651	$2	>100%
International	(64)	(210)	70%
Consumer Products	599	564	6%
	$2,186	$356	>100%
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Restructuring and impairment charges(1)	$—	$(35)	100%
TFCF and Hulu acquisition amortization	(2)	(2)	— %

(1)Charges in the prior-year quarter were due to severance at our parks and resorts businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Nine-Month Results Compared to the Prior-Year Nine-Month Period
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues:
Linear Networks	$22,011	$21,395	3%
Direct-to-Consumer	14,651	11,759	25%
Content Sales/Licensing and Other	6,410	5,299	21%
Elimination of Intrasegment Revenue(1)	(757)	(671)	(13) %
	$42,315	$37,782	12%
Segment operating income (loss):
Linear Networks	$6,783	$6,765	— %
Direct-to-Consumer	(2,541)	(1,049)	>(100) %
Content Sales/Licensing and Other	(109)	632	nm
	$4,133	$6,348	(35) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues
Affiliate fees	$14,067	$14,098	— %
Advertising	7,392	6,850	8%
Other	552	447	23%
Total revenues	22,011	21,395	3%
Operating expenses	(13,331)	(12,703)	(5) %
Selling, general, administrative and other	(2,480)	(2,465)	(1) %
Depreciation and amortization	(108)	(131)	18%
Equity in the income of investees	691	669	3%
Operating Income	$6,783	$6,765	— %
Revenues
Affiliate revenue is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Domestic Channels	$11,869	$11,491	3%
International Channels	2,198	2,607	(16) %
	$14,067	$14,098	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Growth in affiliate revenue at the Domestic Channels reflected an increase of 6% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers.
The decrease in affiliate revenue at the International Channels reflected decreases of 13% from fewer subscribers, due to channel closures, and 5% from an unfavorable foreign exchange impact. These decreases were partially offset by an increase of 2% from higher contractual rates.
Advertising revenue is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Cable	$3,153	$2,759	14%
Broadcasting	2,451	2,583	(5) %
Domestic Channels	5,604	5,342	5%
International Channels	1,788	1,508	19%
	$7,392	$6,850	8%
Cable advertising revenue growth was due to increases of 7% from higher rates and 6% from increased impressions, reflecting higher average viewership.
The decrease in Broadcasting advertising revenue reflected a decrease of 14% from fewer impressions at ABC and a decrease of 1% from the owned television stations, partially offset by an increase of 10% from higher rates at ABC. The decrease in ABC impressions reflected lower average viewership. The decrease at the owned television stations was due to lower rates resulting from a decrease in political advertising.
The increase in International Channels advertising revenue was due to increases of 16% from higher impressions, reflecting an increase in average viewership, and 8% from higher rates, partially offset by a decrease of 6% from an unfavorable foreign exchange impact. The increase in average viewership reflected more cricket matches aired in the current period, primarily due to the airing of International Cricket Council (ICC) T20 World Cup matches in the current period and an increase in IPL and Board of Control for Cricket in India (BCCI) matches in the current period compared to the prior-year period. The ICC T20 World Cup generally occurs every two years and was not held in the prior-year period due to COVID-19. We aired 87 IPL matches in the current period and 73 matches in the prior-year period. The increase in the number of IPL matches was due to COVID-19-related timing shifts and the IPL adding matches to the current season. The increase in the number of BCCI matches aired in the current period was driven by COVID-19-related cancellations of certain BCCI matches in the prior-year period.
Other revenue increased $105 million, to $552 million from $447 million, due to sub-licensing fees from ICC T20 World Cup matches and higher sub-licensing fees from BCCI cricket matches in the current period compared to the prior-year period.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Cable	$(7,423)	$(6,974)	(6) %
Broadcasting	(2,152)	(2,203)	2%
Domestic Channels	(9,575)	(9,177)	(4) %
International Channels	(2,588)	(2,366)	(9) %
	$(12,163)	$(11,543)	(5) %
The increase in programming and production costs at Cable was due to higher rights costs for NFL, NBA and college sports and an increase in sports production costs. These increases were partially offset by lower MLB, soccer and golf rights costs. Higher NFL rights costs were primarily due to airing three additional regular season games in the current period compared to the prior-year period and contractual rate increases. The current period included 16 regular season games, a wild card playoff game and the Pro Bowl while the prior-year period included 13 regular season games and a wild card playoff game. The increase in NBA programming costs reflected the impact of COVID-19 on the timing of the 2020 and 2021 seasons and contractual rate increases. Due to COVID-19, four of the 2020 NBA Finals games were aired in the first quarter of fiscal

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
2021. All of the 2021 NBA Finals games were aired in the fourth quarter of fiscal 2021, and all of the 2022 NBA Finals games were aired in the third quarter of fiscal 2022. The increase in rights costs for college sports was driven by higher contractual rates for the College Football Playoffs. The increase in sports production costs was due to the return of ESPN-hosted college events, which were canceled in the prior-year period due to COVID-19, and NFL and NHL programming additions. Lower MLB programming costs were due to airing 13 regular season games and 1 playoff game in the current period compared to 44 regular season games in the prior-year period. The decrease in soccer programming costs was due to the airing of UEFA Euro 2020 in the prior-year period. Lower golf programming costs were due to airing one Masters tournament in fiscal 2022 compared to airing two Masters tournaments in fiscal 2021. Due to COVID-19, the 2020 Masters that was originally scheduled to occur in the third quarter of fiscal 2020 shifted to the first quarter of fiscal 2021.
The decrease in programming and production costs at Broadcasting was primarily due to a lower average cost programming aired in the current period, partially offset by a higher cost mix of programming in the current period and production cost increases for news. The higher cost mix reflected more hours of specials and scripted programming, partially offset by fewer hours of acquired reality programming.
The increase in programming and production costs at the International Channels was due to higher sports programming costs driven by airing ICC T20 World Cup cricket matches in the current period and higher costs for IPL and BCCI cricket rights, partially offset by the impact of channel closures and a favorable foreign exchange impact. The increase in costs for IPL and BCCI cricket rights was due to more matches and higher average costs per match.
Equity in the Income of Investees
Income from equity investees increased $22 million, to $691 million from $669 million, due to higher income from A+E Television Networks driven by lower programming costs and higher program sales, partially offset by lower affiliate revenue and an increase in marketing costs.
Operating Income from Linear Networks
Operating income from Linear Networks increased $18 million, to $6,783 million from $6,765 million, due to an increase at Broadcasting, which was largely offset by a decrease at the International Channels.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Supplemental revenue detail
Domestic Channels	$17,678	$17,049	4%
International Channels	4,333	4,346	— %
	$22,011	$21,395	3%
Supplemental operating income detail
Domestic Channels	$5,312	$5,204	2%
International Channels	780	892	(13) %
Equity in the income of investees	691	669	3%
	$6,783	$6,765	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues
Subscription fees	$11,374	$8,702	31%
Advertising	2,889	2,508	15%
TV/SVOD distribution and other	388	549	(29) %
Total revenues	14,651	11,759	25%
Operating expenses	(12,860)	(9,549)	(35) %
Selling, general, administrative and other	(4,059)	(3,028)	(34) %
Depreciation and amortization	(273)	(231)	(18) %
Operating Loss	$(2,541)	$(1,049)	>(100) %
Revenues
The increase in subscription fees reflected increases of 21% from higher subscribers due to growth at Disney+, Hulu and ESPN+, and 11% from higher rates due to increases in retail pricing at Disney+ and Hulu, partially offset by a decrease of 1% from an unfavorable foreign exchange impact.
Higher advertising revenue reflected an increase of 11% from higher impressions due to increases at Disney+, Hulu and ESPN+, and an increase of 6% from higher rates due to an increase at Hulu. The increase in impressions at Disney+ was due to airing 87 IPL matches and 45 ICC T20 World Cup matches in the current period compared to 73 IPL matches and no ICC T20 World Cup matches in the prior-year period.
The decrease in TV/SVOD distribution and other revenue was due to the absence of Disney+ Premier Access revenues in the current period compared to revenues for Raya and the Last Dragon and Cruella in the prior-year period and, to a lesser extent, a decrease in UFC pay-per-view fees. The decrease in UFC pay-per-view fees reflected the impact of airing nine events in the current period compared to ten events in the prior-year period and lower average buys per event, partially offset by higher pricing.
The following table presents Average Monthly Revenue Per Paid Subscriber for the nine months ended (see additional discussion of metrics under the quarterly results analysis of Business Segment Results):

			% Change Better (Worse)
	July 2, 2022	July 3, 2021
Disney+
Domestic (U.S. and Canada)	$6.42	$6.18	4%
International (excluding Disney+ Hotstar)	6.22	5.19	20%
Disney+ (excluding Disney+ Hotstar)	6.32	5.74	10%
Disney+ Hotstar	1.01	0.70	44%
Global Disney+	4.37	4.08	7%

ESPN+	4.79	4.50	6%

Hulu
SVOD Only	12.88	12.90	— %
Live TV + SVOD	87.90	80.14	10%
The average monthly revenue per paid subscriber for domestic Disney+ increased from $6.18 to $6.42 due to an increase in retail pricing and a lower mix of wholesale subscribers, partially offset by a higher mix of subscribers to multi-product offerings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The average monthly revenue per paid subscriber for international Disney+ (excluding Disney+ Hotstar) increased from $5.19 to $6.22 due to increases in retail pricing, partially offset by an unfavorable foreign exchange impact and a higher mix of wholesale subscribers.
The average monthly revenue per paid subscriber for Disney+ Hotstar increased from $0.70 to $1.01 primarily due to higher per-subscriber advertising revenue.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.50 to $4.79 driven by an increase in retail pricing and, to a lesser extent, higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $12.90 to $12.88 due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product and promotional offerings, largely offset by an increase in retail pricing.
The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $80.14 to $87.90 primarily due to increases in retail pricing, higher per-subscriber advertising revenue and, to a lesser extent, an increase in per-subscriber premium and feature add-on revenue, partially offset by a higher mix of subscribers to multi-product offerings.
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Programming and production costs
Disney+	$(3,551)	$(1,941)	(83) %
Hulu	(5,639)	(4,950)	(14) %
ESPN+ and other	(1,266)	(843)	(50) %
Total programming and production costs	(10,456)	(7,734)	(35) %
Other operating expense	(2,404)	(1,815)	(32) %
	$(12,860)	$(9,549)	(35) %
The increase in programming and production costs at Disney+ was primarily due to more content provided on the service.
Higher programming and production costs at Hulu were primarily due to higher subscriber-based fees for programming the Live TV service due to the carriage of more networks, rate increases and an increase in the number of subscribers.
The increase in programming and production costs at ESPN+ and other was primarily due to new NHL and soccer programming.
Other operating expenses increased due to higher technology and distribution costs at Disney+ due to growth in existing markets and, to a lesser extent, expansion to new markets.
Selling, general, administrative and other costs increased $1,031 million, to $4,059 million from $3,028 million, due to higher marketing costs at Disney+ and Hulu.
Depreciation and amortization increased $42 million, to $273 million from $231 million, primarily due to increased investment in technology assets.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer increased $1,492 million, to $2,541 million from $1,049 million, due to higher losses at Disney+ and, to a lesser extent, at ESPN+ and lower operating income at Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues
TV/SVOD distribution	$3,109	$3,378	(8) %
Theatrical distribution	1,373	280	>100%
Home entertainment	673	755	(11) %
Other	1,255	886	42%
Total revenues	6,410	5,299	21%
Operating expenses	(4,271)	(3,266)	(31) %
Selling, general, administrative and other	(2,031)	(1,187)	(71) %
Depreciation and amortization	(219)	(226)	3%
Equity in the income (loss) of investees	2	12	(83) %
Operating Income (Loss)	$(109)	$632	nm
Revenues
The decrease in TV/SVOD distribution revenue was due to lower sales of episodic television and, to a lesser extent, theatrical film content. The decrease in episodic television sales was due to lower sales of Modern Family and How I Met Your Mother in the current period compared to the prior-year period, whereas lower sales of theatrical film content was primarily due to the shift from licensing content to third parties to distributing on our DTC services.
The increase in theatrical distribution revenue was due to the release of 14 titles in the current period compared to five titles in the prior-year period and revenue from the co-production of Marvel’s Spider-Man: No Way Home. Titles released in the current period included Doctor Strange In The Multiverse of Madness, Eternals, Encanto and Lightyear. Titles released in the prior-year period included Cruella, Raya And The Last Dragon, and Soul, which was only distributed theatrically in international markets.
The decrease in home entertainment revenue was due to lower unit sales of catalog titles, partially offset by higher sales of new release titles.
The increase in other revenue was due to higher revenue from stage plays as a result of more performances in the current period as productions were generally shut down in the prior-year period due to COVID-19.
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Programming and production costs	$(3,292)	$(2,653)	(24) %
Cost of goods sold and distribution costs	(979)	(613)	(60) %
	$(4,271)	$(3,266)	(31) %
The increase in programming and production costs was due to higher production cost amortization and, to a lesser extent, higher film cost impairments. The increase in production cost amortization was due to higher theatrical revenue in the current period, partially offset by a decrease due to lower TV/SVOD distribution revenue.
Higher cost of goods sold and distribution costs were due to more stage play performances and theatrical releases in the current period compared to the prior-year period.
Selling, general, administrative and other costs increased $844 million, to $2,031 million from $1,187 million, due to higher theatrical marketing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $741 million, to a loss of $109 million from income of $632 million, due to lower theatrical distribution results, higher film cost impairments and lower TV/SVOD distribution results.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
TFCF and Hulu acquisition amortization(1)	$(1,768)	$(1,820)	3%
Content License Early Termination	(1,023)	—	nm
Restructuring and impairment charges(2)	(229)	(305)	25%
German FTA gain	—	126	— %
(1)In the current period, amortization of step-up on film and television costs was $473 million and amortization of intangible assets was $1,286 million. In the prior-year period, amortization of step-up on film and television costs was $487 million and amortization of intangible assets was $1,322 million.
(2)Charges for the current period were due to the impairment of an intangible and other assets related to our businesses in Russia. Charges for the prior-year period were primarily due to asset impairments and severance costs related to the closure of an animation studio.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Revenues
Theme park admissions	$6,437	$2,298	>100%
Parks & Experiences merchandise, food and beverage	4,829	2,025	>100%
Resorts and vacations	4,701	1,722	>100%
Merchandise licensing and retail	3,902	3,980	(2) %
Parks licensing and other	1,411	1,077	31%
Total revenues	21,280	11,102	92%
Operating expenses	(10,665)	(7,456)	(43) %
Selling, general, administrative and other	(2,401)	(2,012)	(19) %
Depreciation and amortization	(1,813)	(1,781)	(2) %
Equity in the loss of investees	(10)	(22)	55%
Operating Income (Loss)	$6,391	$(169)	nm
COVID-19
Revenues at DPEP benefited from the comparison to the closures/reduced operating capacity at certain of our theme parks and experiences in the prior-year period as a result of the impact of COVID-19. Walt Disney World Resort and Tokyo Disney Resort were open for the entire period in both the current and prior year. Disneyland Resort and Disneyland Paris were open for the entire current period. In the prior-year period, Disneyland Resort was open for 65 days and Disneyland Paris was open for 45 days. Shanghai Disney Resort was open for 170 days in the current period and open for all of the prior-year period. Hong Kong Disneyland Resort was open for 125 days in the current period and 147 days in the prior-year period. Cruise ships were operating for the entire current period, whereas sailings were suspended in the prior-year period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
The increase in theme park admissions revenue was due to attendance growth and higher average per capita ticket revenue. Higher attendance was due to increases at Disneyland Resort, Walt Disney World Resort and Disneyland Paris, partially offset by a decrease at Shanghai Disney Resort. Growth in average per capita ticket revenue was due to the introduction of Genie+ and Lightning Lane at our domestic parks in the first quarter of the current fiscal year, a reduced impact from promotions in the current period and a favorable attendance mix at Walt Disney World Resort, partially offset by an unfavorable attendance mix at Disneyland Resort.
Parks & Experiences merchandise, food and beverage revenue growth was due to higher volumes.
Higher resorts and vacations revenue was primarily due to increases in occupied hotel room nights, passenger cruise days and average daily hotel room rates.
The decrease in merchandise licensing and retail revenue was primarily due to a decrease of 8% from retail, partially offset by an increase of 6% from merchandise licensing. The decrease in retail revenues was due to the closure of a substantial number of Disney-branded retail stores in North America and Europe in the second half of fiscal year 2021. The revenue growth at merchandise licensing was driven by higher sales of merchandise based on Mickey and Minnie, Star Wars, Disney Princesses and Toy Story merchandise, partially offset by a decrease in sales of merchandise based on Frozen. Higher sales of Star Wars merchandise included the current period release of the licensed game, LEGO: The Skywalker Saga, and merchandise based on The Mandalorian.
The increase in parks licensing and other revenue was due to increases in sponsorship revenue, royalties from Tokyo Disney Resort and real estate sales.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business (see additional discussion of metrics under the quarterly analysis of Business Segment Results):

	Domestic		International		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Parks
Increase (decrease)
Attendance	nm	(46) %	64%	(21) %	nm	(40) %
Per Capita Guest Spending	17%	13%	21%	(3) %	23%	6%
Hotels
Occupancy	82%	37%	53%	14%	75%	32%
Available Hotel Room Nights (in thousands)	7,564	7,882	2,380	2,378	9,944	10,260
Per Room Guest Spending	$450	$361	$379	$392	$438	$364
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Operating labor	$(4,818)	$(3,262)	(48) %
Cost of goods sold and distribution costs	(2,119)	(1,494)	(42) %
Infrastructure costs	(1,958)	(1,649)	(19) %
Other operating expense	(1,770)	(1,051)	(68) %
	$(10,665)	$(7,456)	(43) %
The increases in operating labor, cost of goods sold and distribution costs and other operating expenses were due to higher volumes, while the increase in infrastructure costs was due to higher volumes and increased technology spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other costs increased $389 million, to $2,401 million from $2,012 million, due to higher marketing spend and, to a lesser extent, inflation.
Depreciation and amortization increased $32 million, to $1,813 million from $1,781 million, due to higher depreciation at our domestic theme parks and resorts.
Segment Operating Income (Loss)
Segment operating results increased from a loss of $169 million to income of $6.4 billion due to growth at domestic parks and experiences and, to a lesser extent, at international parks and resorts.
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Supplemental revenue detail
Parks & Experiences
Domestic	$15,121	$5,880	>100%
International	2,223	1,166	91%
Consumer Products	3,936	4,056	(3) %
	$21,280	$11,102	92%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$4,591	$(1,383)	nm
International	(311)	(852)	63%
Consumer Products	2,111	2,066	2%
	$6,391	$(169)	nm
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Restructuring and impairment charges(1)	$—	$(252)	100%
TFCF and Hulu acquisition amortization	(6)	(6)	— %

(1)The prior-year period includes asset impairments and severance costs related to the planned closure of a substantial number of our Disney-branded retail stores and severance costs related to other workforce reductions.
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021		July 2, 2022	July 3, 2021
Corporate and unallocated shared expenses	$(325)	$(212)	(53) %	$(825)	$(645)	(28) %
Corporate and unallocated shared expenses increased $113 million, from $212 million to $325 million in the current quarter and increased $180 million, from $645 million to $825 million for the current nine-month period driven by higher compensation and human resource-related cost.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 2, 2022	July 3, 2021
Cash provided by operations - continuing operations	$3,478	$2,934	19%
Cash used in investing activities - continuing operations	(3,872)	(2,085)	(86) %
Cash used in financing activities - continuing operations	(2,247)	(2,771)	19%
Cash (used in) provided by discontinued operations	(4)	6	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	(354)	77	nm
Change in cash, cash equivalents and restricted cash	$(2,999)	$(1,839)	(63) %
Operating Activities
Cash provided by continuing operating activities increased 19% due to higher operating cash flow at DPEP and lower pension plan contributions, partially offset by lower operating cash flow at DMED and a partial payment for the Content License Early Termination. The increase in operating cash flow at DPEP was due to higher operating cash receipts driven by higher revenue, partially offset by an increase in operating cash disbursements due to higher operating expenses. The decrease in operating cash flow at DMED was due to higher operating cash disbursements and higher spending on film and television productions, partially offset by higher operating cash receipts. Higher operating cash disbursements were driven by increased operating expenses while higher operating cash receipts were due to revenue growth.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the nine months ended July 2, 2022 and July 3, 2021 are as follows:

	Nine Months Ended
(in millions)	July 2, 2022	July 3, 2021
Beginning balances:
Produced and licensed programming assets	$31,732	$27,193
Programming liabilities	(4,113)	(4,099)
	27,619	23,094
Spending:
Programming licenses and rights	10,850	9,692
Produced film and television content	11,908	9,238
	22,758	18,930
Amortization:
Programming licenses and rights	(10,908)	(9,781)
Produced film and television content	(7,544)	(5,957)
	(18,452)	(15,738)
Change in internally produced and licensed content costs	4,306	3,192
Other non-cash activity	209	179
Ending balances:
Produced and licensed programming assets	35,979	30,256
Programming liabilities	(3,845)	(3,791)
	$32,134	$26,465
The Company currently expects its fiscal 2022 spend on produced and licensed content, including sports rights, to be approximately $30 billion, or approximately $5 billion more than fiscal 2021 spend of $25 billion. The increase is driven by higher spend to support our DTC expansion and generally assumes no significant disruptions to production due to COVID-19.
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the nine months ended July 2, 2022 and July 3, 2021 are as follows:

(in millions)	July 2, 2022	July 3, 2021
Disney Media and Entertainment Distribution	$543	$582
Disney Parks, Experiences and Products
Domestic	2,226	1,121
International	584	502
Total Disney Parks, Experiences and Products	2,810	1,623
Corporate	442	263
	$3,795	$2,468
Capital expenditures at the DMED segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures for the DPEP segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was primarily due to higher spend on cruise ship fleet expansion.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The increase in the current period compared to the prior-year period was driven by higher spend on corporate facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company currently expects its fiscal 2022 capital expenditures will be approximately $5.0 billion compared to fiscal 2021 capital expenditures of $3.6 billion. The expected increase in capital expenditures is due to higher spending on cruise ship fleet expansion and corporate facilities.
Financing Activities
Cash used in financing activities was $2.2 billion in the current nine months compared to $2.8 billion in the prior-year nine months. In the current nine months, the Company made payments on borrowings of $1.5 billion compared to payments of $2.4 billion in the prior-year nine months. In addition, in the current nine months, the Company received proceeds from exercise of stock options of $0.1 billion compared to proceeds of $0.4 billion in the prior-year nine months.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended July 2, 2022 and information regarding the Company’s bank facilities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control, including COVID-19, which had an adverse impact on the Company’s operating cash flows in fiscal 2020 and 2021. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as continuing to not declare dividends (the Company did not pay a dividend with respect to fiscal 2020 and 2021 operations and has not declared or paid a dividend with respect to fiscal 2022 operations); reducing or not making certain payments, such as some contributions to our pension and postretirement medical plans; raising financing; suspending capital spending; reducing film and television content investments; or implementing furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of July 2, 2022, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs, which the Company met on July 2, 2022, by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at July 2, 2022 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$37,320	$38,162	$9,170	$9,007
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

Results of operations (in millions)	Nine Months Ended July 2, 2022
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(642)
Net income (loss)	(642)
Net income (loss) attributable to TWDC shareholders	(642)

Balance Sheet (in millions)	July 2, 2022	October 2, 2021
Current assets	$5,502	$9,506
Noncurrent assets	1,629	1,689
Current liabilities	6,059	6,878
Noncurrent liabilities (excluding intercompany to non-Guarantors)	48,584	51,439
Intercompany payables to non-Guarantors	146,296	147,629
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
With respect to capitalized television production costs that are classified as individual, the most sensitive factor affecting estimates of Ultimate Revenues is program ratings of the content on our licensees’ platforms. Program ratings, which are an indication of market acceptance, directly affect the program’s ability to generate advertising and subscriber revenues and are correlated with the license fees we can charge for the content in subsequent windows and for subsequent seasons.
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
Produced content costs that are part of a group and acquired/licensed content costs are amortized based on projected usage, typically resulting in an accelerated or straight-line amortization pattern. The determination of projected usage requires judgment and is reviewed periodically for changes. If projected usage changes we may need to accelerate or slow the recognition of amortization expense.
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
Based on their evaluation as of July 2, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 2, 2022:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 3, 2022 - April 30, 2022	23,363	$125.98	—	na
May 1, 2022 - May 31, 2022	42,751	105.99	—	na
June 1, 2022 - July 2, 2022	36,469	97.09	—	na
Total	102,583	107.38	—	na

(1)102,583 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Amendment dated July 15, 2022 to the Employment Agreement dated February 24, 2020, between the Company and Robert Chapek †	Filed herewith

10.2
Amendment dated July 21, 2022 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †
Filed herewith

10.3	Employment Agreement, dated June 29, 2022, between the Company and Kristina K. Schake †	Filed herewith

10.4	Consulting Agreement, dated July 14, 2022, between the Company and Alan N. Braverman †	Filed herewith

10.5	Amended and Restated General Release, dated June 23, 2022, between the Company and Geoff Morrell †	Filed herewith

10.6	Form of Non-Qualified Stock Option Award Agreement †	Filed herewith

10.7	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
August 10, 2022
Burbank, California