Form 10-K
period 2022-10-01
Walt Disney Co
filed 2022-11-29
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $249.5 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,823,591,988 shares of common stock outstanding as of November 16, 2022.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2023 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

Cautionary Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results, business plans (including statements regarding new services and products and future expenditures, costs and investments), future liabilities, impairments and amortization, competition, and the impact of COVID-19 on our businesses and results of operations. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments, asset acquisitions or dispositions, new or expanded business lines or cessation of certain operations), our execution of our business plans (including the content we create and IP we invest in, our pricing decisions and our cost structure) or other business decisions, as well as from developments beyond the Company’s control, including:
•further deterioration in domestic and global economic conditions;
•deterioration in or pressures from competitive conditions, including competition to create or acquire content;
•consumer preferences and acceptance of our content, offerings, pricing model and price increases and the market for advertising sales on our direct-to-consumer services and linear networks;
•health concerns and their impact on our businesses and productions;
•international, regulatory, legal, political, or military developments;
•technological developments;
•labor markets and activities;
•adverse weather conditions or natural disasters; and
•availability of content;
each such risk includes the current and future impacts of, and is amplified by, COVID-19 and related mitigation efforts.
Such developments may further affect entertainment, travel and leisure businesses generally and may, among other things, affect (or further affect, as applicable):
•our operations, business plans or profitability;
•demand for our products and services;
•the performance of the Company’s content;
•our ability to create or obtain desirable content at or under the value we assign the content;
•the advertising market for programming;
•income tax expense; and
•performance of some or all Company businesses either directly or through their impact on those who distribute our products.
Additional factors include those described in this Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.
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
COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. COVID-19 and measures to prevent its spread have impacted our segments in a number of ways, most significantly at DPEP where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. In addition, at DMED we delayed, or in some cases, shortened or cancelled theatrical releases and experienced disruptions in the production and availability of content. Operations have resumed at various points since May 2020, with certain theme park and resort operations and film and television productions resuming by the end of fiscal 2020 and throughout fiscal 2021. Although operations resumed, many of our businesses continue to experience impacts from COVID-19, such as incremental health and safety measures and related increased expenses, capacity restrictions and closures (including at some of our international parks and in theaters in certain markets), and disruption of content production activities.
The impact of COVID-19 related disruptions on our financial and operating results will be dictated by the currently unknowable duration and severity of COVID-19 and its variants, and among other things, governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, guests and talent.
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
The Company employed approximately 220,000 people as of October 1, 2022, of which approximately 166,000 were employed in the U.S. and approximately 54,000 were employed internationally. Our global workforce is comprised of approximately 78% full time and 15% part time employees, with another 7% being seasonal employees. A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations.
Some of our key programs and initiatives to attract, develop and retain our diverse workforce include:
•Diversity, Equity, and Inclusion (DE&I): Our DE&I objectives are to build teams that reflect the life experiences of our audiences, while employing and supporting a diverse array of voices in our creative and production teams. Our DE&I initiatives and programs include:
◦The Company’s Reimagine Tomorrow efforts, which build on Disney’s longstanding commitment to diversity, equity and inclusion, and features a website, Disney’s first large-scale platform for amplifying underrepresented voices
◦Executive Incubator, Creative Talent Development and Inclusion, and the Disney Launchpad: Shorts Incubator, which are designed to create a pipeline of next-generation creative executives from underrepresented backgrounds
◦Development programs, which target underrepresented talent
◦Innovative learning opportunities, which spark dialogue among employees, leaders, Disney talent and external experts
◦Over 100 employee-led Business Employee Resource Groups (BERGs), which represent and support the diverse communities that make up our workforce
◦The Disney Look appearance guidelines, which were updated to cultivate a more inclusive environment that encourages and celebrates authentic expressions of belonging among employees

•Health, wellness, family resources, and other benefits: Disney’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies while helping our employees care for themselves and their families. We provide:
◦Healthcare options aimed at improving quality of care while limiting out-of-pocket costs
◦Family care resources, such as childcare programs for employees, including access to onsite/community centers, enhanced back-up care choices to include personal caregivers, childcare referral assistance and center discounts, homework help, a variety of parenting educational resources and a family building benefit supporting fertility treatments, adoptions or surrogacy
◦Free mental and behavioral health resources, including on-demand access to the Employee Assistance Program for employees and their dependents
◦Two Centers for Living Well that offer convenient, on-demand access to board-certified physicians and counselors
◦A multi-layered response to COVID-19, including testing and treatment under all Company medical plans at no cost to employees and dependents
◦Global Well-Being Week (introduced in 2022), a dedicated week for employees around the world to celebrate, learn and engage in well-being through in-person and virtual events and activities focused on physical, emotional, financial, and social well-being
•Disney Aspire: We support the long-term career aspirations of our hourly employees and further our commitment to strengthening the communities in which we work through our education investment program, Disney Aspire. We pay 100% of the tuition costs upfront for participating employees at a variety of in-network learning providers and universities and reimburse employees for applicable books and fees. The program helps our employees achieve their goals professionally - whether at Disney or beyond - by equipping them with the skills they need to succeed in the rapidly changing 21st century career landscape. More than 16,000 current employees have enrolled in or graduated from a Disney Aspire program, and more than two-thirds of our program graduates have earned an Associate, Bachelor’s or Master’s degree.
•Talent Development: We prioritize and invest in creating opportunities to help employees grow and build their careers through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.
•Social Responsibility and Community: The Company’s longstanding commitment to Corporate Social Responsibility (CSR) helps differentiate the Company as an employer. In 2021, we refreshed our CSR strategy to connect it more closely with the Company’s mission and commercial offerings and environmental and social opportunities relevant to our business and employees. Our CSR priorities include diversity, equity, and inclusion; environmental stewardship and conservation; giving back to our communities with a special focus on supporting children and families; human capital management; and operating responsibly. The strategy provides a path to embedding these CSR priorities into our offerings and operations in addition to our philanthropy. The Company also supports employees who give back to our communities with a generous matching gifts program and a unique employee volunteering program, Disney VoluntEARS, which rewards volunteer hours with the opportunity to direct not-for-profit donations by the Company.
Environmental and Sustainability
The Company has developed measurable environmental and sustainability goals for 2030, grounded in science and an assessment of where the Company’s operations have the most significant impact on the environment, as well as the areas where it can most effectively mitigate that impact. These goals include, among others, achieving net zero Scope 1 and 2 greenhouse gas emissions for our direct operations, and zero waste to landfill at our wholly owned and operated parks and resorts by 2030.
DISNEY MEDIA AND ENTERTAINMENT DISTRIBUTION
DMED encompasses the Company’s global film and episodic television content production and distribution activities. Content is distributed by a single organization across three significant lines of business: Linear Networks, Direct-to-Consumer and Content Sales/Licensing. Content is generally created/licensed by four groups: Studios, General Entertainment, Sports and International. The distribution organization has full accountability for the financial results of the entire media and entertainment business.

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
◦Disney+, Disney+ Hotstar, ESPN+, Hulu and Star+ direct-to-consumer (DTC) video streaming services
•Content Sales/Licensing
◦Sale/licensing of film and television content to third-party television and subscription/advertising video-on-demand (TV/SVOD) services
◦Theatrical distribution
◦Home entertainment distribution (DVD, Blu-ray discs and electronic home video licenses)
◦Music distribution
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
DMED also includes the following activities that are reported with Content Sales/Licensing:
•Post-production services by Industrial Light & Magic and Skywalker Sound
•National Geographic magazine and online business
•A 30% ownership interest in Tata Play Limited (formerly Tata Sky Limited), which operates a direct-to-home satellite distribution platform in India
The significant revenues of DMED are as follows:
•Affiliate fees - Fees charged by our Linear Networks to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. YouTube TV) service providers) (MVPDs) and television stations affiliated with ABC for the right to deliver our programming to their customers
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services
•Advertising - Sales of advertising time/space at Linear Networks and Direct-to-Consumer
•TV/SVOD distribution - Licensing fees and other revenue for the right to use our film and television productions and revenue from fees charged to customers to view our sports programming (“pay-per-view”) and fees for streaming access to films that are also playing in theaters (“Premier Access”). TV/SVOD distribution revenue is primarily reported in Content Sales/Licensing, except for pay-per-view and Premier Access revenues, which are reported in Direct-to-Consumer.
•Theatrical distribution - Rentals from licensing our film productions to theaters
•Home entertainment - Sales of our film and television content to retailers and distributors in home video formats
•Other content sales/licensing revenue - Revenues from licensing our music, ticket sales from stage play performances and fees from licensing our intellectual properties (“IP”) for use in stage plays
•Other revenue - Fees from sub-licensing of sports programming rights (reported in Linear Networks) and sales of post-production services (reported with Content Sales/Licensing)
The significant expenses of DMED are as follows:
•Operating expenses consist primarily of programming and production costs, technical support costs, operating labor, distribution costs and costs of sales. Programming and production costs include amortization of licensed programming rights (including sports rights), amortization of capitalized production costs, subscriber-based fees for programming our Hulu services, production costs related to live programming such as news and sports and amortization of participations and residual obligations. Programming and production costs also include fees paid to Linear Networks from other DMED businesses for the right to air our linear networks and related services. These costs are largely incurred across four content creation/licensing groups, as follows:
◦Studios - Primarily capitalized production costs related to films produced under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar and Searchlight Pictures banners

◦General Entertainment - Primarily internal production of and acquisition of rights to episodic television programs and news content. Internal content is generally produced by the following television studios: ABC Signature; 20th Television; Disney Television Animation; FX Productions; and various studios for which we commission productions for our branded channels and DTC streaming services
◦Sports - Primarily acquisition of professional and college sports programming rights and related production costs
◦International - Primarily internal production of and acquisition of rights to local content outside the U.S. and Canada
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Media and Entertainment Distribution Strategy
The Company has significantly increased its focus on distribution of content via our own DTC streaming services relative to traditional distribution of content. In general, film content was traditionally distributed first in the theatrical market, followed by the home entertainment market and then in the TV/SVOD market. In general, episodic television content was traditionally launched on our domestic linear networks and licensed for use globally in other TV/SVOD windows. Although the Company continues to monetize a significant amount of its content in the traditional manner, our focus on our own DTC distribution has had a number of impacts including but not limited to:
•in some cases, we are producing exclusive content for our DTC streaming services;
•rather than selling our content in the TV/SVOD market, we generally distribute it on our DTC streaming services; and
•in part because of the impact of COVID-19 on theatrical markets around the world, we may alter our traditional theatrical distribution approach, for example by making a film available on our DTC streaming services at the same time it is in theaters or shortly thereafter (e.g. Premier Access).
Over time, all else being equal, these impacts will tend to increase revenue and costs at Direct-to-Consumer and reduce revenue and costs at Content Sales/Licensing and Linear Networks. Our distribution approach is based on flexibility in our windowing strategy, and we may change our original launch and distribution strategy for any particular piece of content. Distribution decisions may impact revenues and viewership, and the allocation of costs to our businesses/distribution platforms, particularly programming, production and marketing costs, depends on the distribution approach.
A more detailed discussion of our distribution businesses and production groups follows.
Linear Networks
The majority of Linear Networks revenue is derived from affiliate fees and advertising sales. The Company’s linear networks businesses provide programming under multi-year licensing agreements with MVPDs and/or affiliated television stations that are generally based on contractually specified rates on a per subscriber basis. The amounts that we can charge to MVPDs for our networks is largely dependent on the quality and quantity of programming that we can provide and the competitive market for programming services. The ability to sell advertising time and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand.
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

ESPN
Branded television channels include eight 24-hour domestic television sports channels: ESPN and ESPN2 (both of which are dedicated to professional and college sports as well as sports news and original programming); ESPNU (which is dedicated to college sports); ESPNEWS (which re-airs select ESPN studio shows and airs a variety of other programming); SEC Network (which is dedicated to Southeastern Conference college athletics); Longhorn Network (which is dedicated to The University of Texas athletics); ESPN Deportes (which airs professional and college sports as well as studio shows in Spanish); and ACC Network (which is dedicated to Atlantic Coast Conference college athletics). In addition, ESPN programs the sports schedule on ABC, which is branded ESPN on ABC.
ESPN also includes the following:
•ESPN.com, which delivers sports news, information and video on internet-connected devices, with approximately 20 editions in five languages globally. In the U.S., ESPN.com also features live video streams of ESPN channels to authenticated MVPD subscribers. Non-subscribers have limited access to certain content.
•ESPN app, which is an all-in-one sports content platform, serving fans with a personalized digital destination on streaming devices. The app content includes news, highlights and real-time interactive features, including real-time scores, play-by-play and fantasy sports scores. ESPN+ subscribers can access the ESPN+ content from the app. In the U.S., the app also features live video streams of ESPN’s linear channels and exclusive events to authenticated MVPD subscribers. Non-subscribers have limited access to certain content.
•ESPN Radio, which is the largest sports radio network in the U.S. In fiscal 2022, the Company sold its four owned radio stations for an amount that was not material.
In addition, ESPN owns and operates the following events: ESPYs (annual awards show); X Games (winter and summer action sports competitions), which were sold in October 2022 for an amount that was not material; and a portfolio of collegiate sporting events including: football bowl games, basketball games, softball games and post-season award shows.
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

The number of subscribers (in millions) for the Company’s significant domestic cable channels are as follows:

Subscribers(1)
Disney
Disney Channel	74
Disney Junior	54
Disney XD	53
ESPN
ESPN	74
ESPN2	74
ESPNU	51
ESPNEWS(2)	56
SEC Network(2)	51
ACC Network(2)	50
Freeform	73
FX Channels
FX	74
FXX	71
FXM	46
National Geographic Channels
National Geographic	73
National Geographic Wild	46
(1)Based on Nielsen Media Research estimates as of September 2022 (except where noted). Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
(2)Because Nielsen Media Research does not measure this channel, estimated subscribers are according to SNL Kagan as of December 2021.
Broadcasting
ABC
As of October 1, 2022, ABC had affiliation agreements with approximately 240 local television stations reaching almost 100% of U.S. television households. ABC broadcasts programs in the primetime, daytime, late night, news and sports “dayparts”. ABC is also available digitally through the ABC App and website to authenticated MVPD subscribers. Non-subscribers have more limited access to on-demand episodes.
ABC also produces a variety of primetime specials, news and daytime programming.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top ten television household markets in the U.S. All of our television stations are affiliated with ABC and collectively reach approximately 20% of the nation’s television households.

The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KGO	San Francisco, CA	8
KTRK	Houston, TX	9
WTVD	Raleigh-Durham, NC	24
KFSN	Fresno, CA	55
(1)Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2022
International Channels
Our International Channels focus on General Entertainment, Sports and/or Family programming and operate under four significant brands: Disney; ESPN; Fox; and Star. Our international channels use content from the Company’s various studios, including library titles, as well as content acquired from third parties.
The Company’s increased focus on DTC distribution in international markets is expected to negatively impact the International Channels business as we shift the primary means of monetizing our content from licensing of linear channels to distribution on our DTC platforms.
General Entertainment
The Company operates approximately 220 General Entertainment channels outside the U.S. primarily under the Fox, National Geographic and Star brands, which are broadcast in approximately 40 languages and 180 countries/territories.
Fox branded channels air a variety of scripted, reality and documentary programming. Channels are often thematically branded, focusing on such topics as comedy, cooking, crime and movies, and are broadcast in most regions internationally.
National Geographic branded channels air scripted and documentary programming on such topics as natural history, science, exploration and culture, and are broadcast in most regions internationally.
Star branded channels air a variety of scripted, reality and documentary programming primarily in India. Channels are also broadcast in other countries in Asia Pacific and Latin America.
In addition, the Company operates UTV and Bindass branded channels principally in India. UTV Action and UTV Movies offer Bollywood movies as well as Hollywood, Asian and Indian regional movies dubbed in Hindi. Bindass is a youth entertainment channel.
Sports
The Company operates approximately 55 Sports channels outside the U.S. under the ESPN, Fox and Star brands, which are broadcast in approximately 10 languages and 105 countries/territories.
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
Family
The Company operates approximately 75 Family channels outside the U.S. primarily under the Disney brand, which are broadcast in approximately 25 languages and 175 countries/territories.

As of September 2022, the estimated number of subscribers (in millions) for the Company’s significant international channels, based on internal management reports, are as follows:

Subscribers
Disney
Disney Channel	151
Disney Junior	141
ESPN(1)	62
Fox(1)	139
National Geographic(1)	289
Star
General Entertainment(1)	180
Sports(1)	83
(1)Reflects our estimate of each unique subscriber that has access to one or more of these branded channels.
Equity Investments
The Company has investments in media businesses that are accounted for under the equity method, the most significant of which are A+E and CTV Specialty Television, Inc. (CTV). The Company’s share of the financial results for these investments is reported as “Equity in the income (loss) of investees, net” in the Company’s Consolidated Statements of Operations.
A+E
A+E is owned 50% by the Company and 50% by Hearst. A+E operates a variety of cable channels:
•A&E – which offers entertainment programming including original reality and scripted series
•HISTORY – which offers original series and event-driven specials
•Lifetime and Lifetime Movie Network (LMN) – which offer female-focused programming
•FYI – which offers contemporary lifestyle programming
A+E programming is available in approximately 200 countries and territories. A+E’s networks are distributed internationally under multi-year licensing agreements with MVPDs. A+E programming is also sold to international television broadcasters and SVOD services.
As of September 2022, the number of domestic subscribers (in millions) for A+E channels are as follows:

Subscribers(1)
A&E	69
HISTORY	70
Lifetime	69
LMN	52
FYI	42
(1)Based on Nielsen Media Research estimates as of September 2022. Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
CTV
ESPN holds a 30% equity interest in CTV, which owns television channels in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, ESPN Classic Canada, Discovery Canada and Animal Planet Canada.
Direct-to-Consumer
Our DTC businesses are subscription services that provide video streaming of general entertainment, family and sports programming (services are offered individually or in various bundles) that are offered to customers directly or through third-party distributors on mobile and internet connected devices.
Disney+ Services (includes Disney+ Hotstar and Star+)
Disney+ is a subscription-based DTC service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming, which are all top level selections or “tiles” within the Disney+ interface. Outside the U.S. and Latin America, Disney+ also includes a Star branded tile, which features general entertainment programming.

Disney+ Hotstar is a subscription-based DTC service available in India, Indonesia, Malaysia and Thailand. Programming includes television shows, movies, sports and original series in approximately ten languages, in addition to gaming and social features. Disney+ Hotstar has exclusive streaming rights to cricket from the International Cricket Council (ICC) and the Board of Control for Cricket in India (BCCI), along with other cricket rights.
Star+ is a standalone DTC service in Latin America with a variety of general entertainment content and live sports programming.
Disney+ services use content from the Company’s various studios, including library titles, as well as content acquired from third parties.
The majority of Disney+ revenue is derived from subscription fees. In addition, Disney+ Hotstar generates advertising revenue and Disney+ generates Premier Access fees. The Company plans to introduce an ad-supported Disney+ service in the U.S. in December 2022 and internationally starting in late 2023.
As of October 1, 2022, the estimated number of paid Disney+, Disney+ Hotstar and Star+ subscribers, based on internal management reports, was approximately 164 million.
ESPN+
ESPN+ is a subscription-based DTC service offering thousands of live sporting events, on-demand sports content and original programming. ESPN+ revenue is derived from subscription fees, pay-per-view fees and, to a lesser extent, advertising sales. Live events available through the service include mixed martial arts, soccer, hockey, boxing, baseball, college sports, golf, tennis and cricket. ESPN+ is currently the exclusive distributor for Ultimate Fighting Championship (UFC) pay-per-view events in the U.S. As of October 1, 2022, the estimated number of paid ESPN+ subscribers, based on internal management reports, was approximately 24 million.
Hearst has a 20% interest in the Company’s DTC sports business.
Hulu
Hulu is a subscription-based DTC service with general entertainment content from the Company’s various studios as well as content licensed from third parties. Hulu’s revenue is primarily derived from subscription fees and advertising sales. Hulu offers SVOD services with or without advertising in addition to a digital OTT MVPD (Live TV) service that is available with either of Hulu’s SVOD services and, since December 2021, includes the Disney+ and ESPN+ DTC services. Hulu’s Live TV service includes live linear streams of cable networks and the major broadcast networks. In addition, Hulu offers subscriptions to premium services such as HBOMax, Cinemax, Starz and Showtime, which can be added to the Hulu service. Certain programming from ABC, Freeform and FX Channels is also available on the Hulu SVOD service one day after airing on these channels. As of October 1, 2022, the estimated number of paid Hulu subscribers, based on internal management reports, was approximately 47 million.
The Company has a 67% ownership interest in and full operational control of Hulu. NBC Universal (NBCU) owns the remaining 33% of Hulu. The Company has a put/call agreement with NBCU, which provides NBCU the option to require the Company to purchase NBCU’s interest in Hulu and the Company the option to require NBCU to sell its interest in Hulu to the Company, in both cases, beginning in January 2024 (see Note 2 of the Consolidated Financial Statements for additional information).
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
TV/SVOD Distribution
Although we generally intend to use our film and television content on our DTC services and linear networks in TV/SVOD windows, we also license our content to third-party television networks, television stations and other video service providers for distribution to viewers on television or a variety of internet-connected devices, including through other DTC services.
Theatrical Distribution
The Company licenses full-length live-action and animated films from the Company’s Studio production groups to theaters globally. Cumulatively through October 1, 2022, the Company has released approximately 1,100 full-length live-action films and 100 full-length animated films. In the domestic and most major international markets, we generally distribute and market our films directly. In certain international markets our films are distributed by independent companies. During fiscal

2023, we expect to release approximately 20 films, although we may choose to distribute certain films exclusively on our DTC streaming services in certain territories.
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
Domestically, we distribute directly to retailers and wholesalers. Internationally, we distribute directly and through independent distribution companies. Physical formats of our film and episodic television content are generally sold to retailers, such as Walmart and Target, and electronic formats are sold through e-tailers, such as Apple and Amazon, and MVPDs, such as Comcast and DirecTV. The Company also operates Disney Movie Club, which sells DVD/Blu-ray discs directly to consumers in the U.S. and Canada.
Distribution of film content in the home entertainment window generally starts within three months after the theatrical release. Electronic formats may be released up to two weeks ahead of the physical release.
Distribution of episodic television content in the home entertainment window includes digital sales of season passes that can be purchased prior to, during and after the broadcast season with individual episodes typically available to season pass customers shortly after the initial airing of the show in each territory. Individual episodes are also available for digital purchase shortly after their initial airing in each territory.
As of October 1, 2022, we have approximately 2,200 produced and acquired film titles that are actively distributed in the home entertainment window, including approximately 1,900 live-action titles and approximately 300 animated titles.
Concurrently with physical home entertainment distribution, we license titles to video-on-demand services (such as Apple and Amazon) for electronic delivery to consumers for a specified rental period.
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world. Productions include The Lion King, Frozen, Aladdin and Beauty and the Beast.
Disney Theatrical Group also licenses the Company’s IP to Feld Entertainment, the producer of Disney On Ice and Marvel Universe Live!.
Music Distribution
The Disney Music Group (DMG) commissions new music for the Company’s motion pictures and television programs and develops, produces, markets and distributes the Company’s music worldwide either directly or through license agreements. DMG also licenses the songs and recording copyrights to third parties for printed music, records, audio-visual devices, public performances and digital distribution and produces live musical concerts. DMG labels include Walt Disney Records and Hollywood Records.
Equity Investment
The Company has a 30% effective interest in Tata Play Limited, which operates a direct-to-home satellite distribution platform in India.
Studios
The Studios produce motion pictures under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar and Searchlight Pictures banners. Costs to produce the films are generally capitalized and allocated to the distribution platform utilizing the content.
Marvel licensed rights to produce and distribute Spider-Man films to Sony Pictures Entertainment (Sony) prior to the Company’s fiscal 2010 acquisition of Marvel. In general, Sony incurs the costs to produce and distribute Spider-Man films and the Company licenses the merchandise rights to third parties. The Company pays Sony a licensing fee based on each film’s box office receipts, subject to specified limits. In general, the Company distributes other Marvel-produced films.
The Studios film library includes content from approximately 100 years of production history, as well as acquired film libraries and totals approximately 5,100 live-action titles and 400 animation titles. The library includes approximately 50 movies and approximately 30 series that the Studios group produced for initial distribution on our DTC platforms.

In fiscal 2023, the Studios plan to produce approximately 40 titles, which include films and episodic television programs, for distribution theatrically and/or on our DTC platforms.
General Entertainment
Content produced by General Entertainment primarily consists of original episodic television programs, network news and daytime/nighttime content. General Entertainment also acquires episodic television programming rights. Original content is generally produced by the following Company owned television studios: ABC Signature; 20th Television; Disney Branded Television; FX Productions; and National Geographic Studios. Original content is also commissioned by General Entertainment and produced by various other third-party studios. Costs to produce original content are generally capitalized and allocated to the distribution platform utilizing the content. Program development is carried out in collaboration with writers, producers and creative teams.
General Entertainments television programming library includes content from approximately 70 years of production history. Series with four or more seasons include approximately 75 one-hour dramas, 55 half-hour comedies, 5 half-hour non-scripted series, 30 one-hour non-scripted series, 15 half-hour animated series and 10 half-hour live-action series. The library includes approximately 130 series that the General Entertainment group produced for initial distribution on our DTC platforms.
In fiscal 2023, General Entertainment plans to produce or commission more than 270 original programs, most of which will include multiple episodes. Productions generally include comedies, dramas, animations, documentaries, specials, made for TV movies, shorts and network news content. The vast majority of programming will be used on our Linear Networks and/or our DTC platforms. Programming is also produced for third-parties, many of which have domestic linear distribution rights, while the Company has SVOD and international distribution rights.
Sports
The Company has various professional and college sports programming rights, which the Sports group uses to produce content aired on our Linear Networks and distributed on our DTC platforms, including live events, sports news and original content. In the U.S., rights include college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), the National Football League (NFL), MLB, US Open Tennis, the Professional Golfers’ Association (PGA) Championship, the Women’s National Basketball Association (WNBA), soccer, Top Rank Boxing, the Wimbledon Championships, the Masters golf tournament, mixed martial arts and the National Hockey League (NHL). Internationally, rights include various cricket events (for which the Company has the global distribution rights to certain events) and soccer (including English Premier League, LaLiga, Bundesliga and multiple UEFA leagues).
International
The International group focuses on the development and production of locally created and relevant entertainment and sports content to support growth across the Company’s portfolio of streaming services. In addition, this group also oversees international media operations, including international linear channels, local advertising sales and local content sales and distribution. International has produced approximately 150 movies and series for initial distribution on the DTC platforms worldwide.
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

We also compete with other media and entertainment companies, independent production companies and SVOD services for the acquisition of sports rights, creative and performing talent, story properties, show concepts, scripted and other programming, advertiser support and exhibition outlets that are essential to the success of our DMED businesses.
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
Federal Regulation
Television and radio broadcasting are subject to extensive regulation by the Federal Communications Commission (FCC) under federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary fines, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect DMED include the following:
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
•Cable and satellite carriage of programming. The Communications Act and FCC rules regulate some aspects of negotiations between programmers and distributors regarding the carriage of networks by cable and satellite distribution companies, and some cable and satellite distribution companies have sought regulation of additional aspects of the carriage of programming on their systems. New legislation, court action or regulation in this area could have an impact on the Company’s operations.

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
◦Licensing of our trade names, characters, visual, literary and other IP to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through online, retail and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic magazine, which is reported in DMED)
The significant revenues of DPEP are as follows:
•Theme park admissions - Sales of tickets for admission to our theme parks and for premium access to certain attractions (e.g. Genie+ and Lightning Lane)
•Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships
•Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties
•Merchandise licensing and retail:
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise through internet shopping sites generally branded shopDisney and at The Disney Store, as well as to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues
The significant expenses of DPEP are as follows:
•Operating expenses consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include technology support costs, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Significant capital investments:
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
The Walt Disney World Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions and restaurants in each of the theme parks are sponsored or operated by other companies under multi-year agreements.
Magic Kingdom — The Magic Kingdom consists of six themed areas: Adventureland, Fantasyland, Frontierland, Liberty Square, Main Street USA and Tomorrowland. Each land provides a unique guest experience featuring themed attractions, restaurants, merchandise shops and entertainment experiences. Tomorrowland is currently undergoing an expansion including the Tron Lightcycle/Run, which is scheduled to open in Spring 2023.
EPCOT — EPCOT consists of four major themed areas: World Showcase, World Celebration, World Nature and World Discovery. All areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the U.S. EPCOT is undergoing a multi-year transformation, which includes the addition of Guardians of the Galaxy: Cosmic Rewind, which opened in the summer of 2022 and Journey of Water, inspired by Moana, which is scheduled to open late 2023.
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
Hotels, Vacation Club Properties and Other Resort Facilities — As of October 1, 2022, the Company owned and operated 19 resort hotels and vacation club facilities at the Walt Disney World Resort, with approximately 23,000 rooms and 3,600 vacation club units. Resort facilities include 500,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites.
Disney Springs is an approximately 120-acre retail, dining and entertainment complex and consists of four areas: Marketplace, The Landing, Town Center and West Side. The areas are home to more than 150 venues including the 64,000-square-foot World of Disney retail store. Most of the Disney Springs facilities are operated by third parties that pay rent to the Company.
Ten independently-operated hotels with approximately 7,000 rooms are situated on property leased from the Company.
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
Disneyland Resort
The Company owns 489 acres and has rights under a long-term lease for use of an additional 52 acres of land in Anaheim, California. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex (Downtown Disney).
The Disneyland Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of the attractions and restaurants in the theme parks are sponsored or operated by other companies under multi-year agreements.
Disneyland — Disneyland consists of nine themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square, Star Wars: Galaxy’s Edge, and Tomorrowland. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. Mickey’s Toontown is currently undergoing an expansion and transformation, including the addition of Mickey and Minnie’s Runaway Railway, which is scheduled to open in early 2023.

Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes eight themed areas: Avengers Campus, Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Pacific Wharf (which will be transformed into San Fransokyo from Big Hero 6), Paradise Gardens Park and Pixar Pier. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
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
Disneyland Paris
Disneyland Paris is located on approximately 5,200-acres in Marne-la-Vallée, approximately 20 miles east of Paris, France. The land is being developed pursuant to a master agreement with French governmental authorities. Disneyland Paris includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); and a 27-hole golf facility. Of the 5,200 acres comprising the site, approximately half have been developed to date, including a planned community (Val d’Europe) and an eco-tourism destination (Villages Nature).
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
Walt Disney Studios Park — Walt Disney Studios Park includes five themed areas: Front Lot, Production Courtyard, Toon Studio, Worlds of Pixar and Avengers Campus, which opened in the summer of 2022. These areas each include themed attractions, restaurants, merchandise shops and entertainment experiences. Walt Disney Studios Park is undergoing a multi-year expansion that will include a new themed area based on Frozen.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,750 rooms and 250,000 square feet of conference meeting space. In addition, five on-site hotels that are owned and operated by third parties provide approximately 1,500 rooms.
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
Villages Nature is an eco-tourism resort that consists of recreational facilities, restaurants and 900 vacation units. The resort is a 50% joint venture between the Company and Pierre & Vacances-Center Parcs, which manages the venture.
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
Hong Kong Disneyland — Hong Kong Disneyland consists of seven themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland and Toy Story Land. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. The park is in the midst of a multi-year expansion project that includes a Frozen-themed area, expected to open in 2023.
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
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a third-party Japanese corporation. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); five Disney-branded hotels; six other hotels (operated by third parties other than OLC); a retail, dining and entertainment complex (Ikspiari); and Bon Voyage, a Disney-themed merchandise location.
Tokyo Disneyland — Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.
Tokyo DisneySea — Tokyo DisneySea is divided into seven “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island and Port Discovery. OLC is expanding Tokyo DisneySea to include an eighth themed port, Fantasy Springs expected to open in spring 2024.
Hotels and Other Resort Facilities — Tokyo Disney Resort includes five Disney-branded hotels with a total of more than 3,000 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari. OLC is currently constructing a 475-room Disney-branded hotel at Tokyo DisneySea that is expected to open in spring 2024.
Disney Vacation Club (DVC)
DVC offers ownership interests in 15 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units range from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 4,400 vacation club units as of October 1, 2022 and is scheduled to open an additional 135 units at The Villas at Disneyland Hotel in 2023. The Company also plans to open additional units at Disney’s Polynesian Village Resort in late 2024.
Storyliving by Disney
The Company is developing its first Storyliving by Disney residential community, Cotino, in Rancho Mirage, California.
Disney Cruise Line
Disney Cruise Line is a five-ship vacation cruise line, which operates out of ports in North America and Europe. The Disney Magic and the Disney Wonder are 85,000-ton 875-stateroom ships; the Disney Dream and the Disney Fantasy are 130,000-ton 1,250-stateroom ships; and the Disney Wish, launched in July 2022, is a 140,000-ton 1,250-stateroom ship. The ships cater to families, children, teenagers and adults, with themed areas and activities for each group. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island.
Disney Cruise Line is adding the Disney Treasure and a seventh ship, which are to be delivered from the shipyard in fiscal 2025 and fiscal 2026, respectively. Both of these ships will be approximately 140,000 tons with 1,250 staterooms and will be powered by liquefied natural gas.
In November 2022, the Company purchased a partially completed ship for an amount that is not material. The ship will be approximately 200,000 tons. Disney Cruise Line will incur the cost to complete construction with total costs anticipated to be less than our recent fleet additions. This ship is expected to be delivered in 2025.

The Company has approximately 550 acres of land at Lighthouse Point on the island of Eleuthera, which is scheduled to open as a Disney Cruise Line destination in 2024.
Adventures by Disney and National Geographic Expeditions
Adventures by Disney and National Geographic Expeditions offer guided tour packages predominantly at non-Disney sites around the world.
Walt Disney Imagineering
Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and research and development for DPEP.
Consumer Products
Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, games, home décor and furnishings, accessories, food, books, health and beauty, stationery, footwear, magazines and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Friends, Star Wars, Spider-Man, Disney Princess, Avengers, Frozen, Toy Story, Winnie the Pooh and Cars.
Retail
The Company sells Disney-, Marvel-, Pixar- and Lucasfilm-branded products through shopDisney branded internet sites and Disney Store branded retail locations. At October 1, 2022, the Company owns and operates approximately 40 stores in Japan, 20 stores in North America, three stores in Europe and one store in China.
The Company creates, distributes and publishes a variety of products in multiple countries and languages based on the Company’s branded franchises. The products include children’s books and comic books.
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
INTELLECTUAL PROPERTY PROTECTION
The Company’s businesses throughout the world are affected by its ability to exploit and protect against infringement of its IP, including trademarks, trade names, copyrights, patents and trade secrets. Important IP includes rights in the content of motion pictures, television programs, electronic games, sound recordings, character likenesses, theme park attractions, books and magazines, and merchandise. Risks related to the protection and exploitation of IP rights and information concerning the expiration of certain of our copyrights are set forth in Item 1A – Risk Factors.
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
Since early 2020, the world has been and continues to be impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread have impacted our segments in a number of ways, most significantly at DPEP where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. In addition, at DMED we delayed, or in some cases, shortened or canceled theatrical releases and experienced disruptions in the production and availability of content. Collectively, our impacted businesses have historically been the source of the majority of our revenue. Operations have resumed at various points since May 2020, with certain theme parks and resort operations and film and television productions resuming by the end of fiscal 2020 and throughout 2021. Although operations resumed, many of our businesses continue to experience impacts from COVID-19, such as incremental health and safety measures and related increased expenses, capacity restrictions and closures (including at some of our international parks and in theaters in certain markets), and disruptions of content production activities.
COVID-19 impacts and future health outbreaks and pandemics could hasten the erosion of historical sources of revenue at our Linear Networks businesses and change consumer preferences. For example, COVID-19 impacts have changed, and may continue to change, consumer behavior and consumption patterns, such as theater-going to watch movies. Some industries in which our customers operate, such as theatrical distribution, retail and travel, have experienced, and could continue to experience, contraction and financial distress, which could impact the profitability of our businesses going forward.
Our mitigation efforts in response to the impacts of COVID-19 on our businesses have had, or may continue to have, negative impacts. For example, in response to COVID-19 impacts, we incurred significant additional indebtedness and delayed or suspended certain projects in which we have invested, particularly at our parks and resorts and studio operations. In addition, we may take mitigation actions in the future to respond to the impacts of COVID-19 or other health outbreaks or pandemics on our businesses, such as raising additional financing; not declaring future dividends; further suspending or reducing capital spending; reducing film and television content investments; implementing furloughs or reductions in force or modifying our operating strategy. These and other of our mitigating actions may have an adverse impact on our businesses. Additionally, there are limitations on our ability to mitigate the adverse financial impact of COVID-19 and other health outbreaks or pandemics, including the fixed costs of our theme park business and the impact such events may have on capital markets and our cost of borrowing.
Geographic variation in government requirements and ongoing changes to restrictions have disrupted and could further disrupt our businesses, including our production operations. Our operations could be suspended, re-suspended or subjected to new or reinstated limitations by government action or otherwise in the future as a result of developments related to COVID-19, such as the expansion of the Omicron subvariants or other variants, and other future health outbreaks and pandemics. For example, our international parks have reopened and closed multiple times since the onset of COVID-19. Some of our employees who returned to work were later refurloughed. Our operations could be further negatively impacted and our reputation could be negatively impacted by a significant COVID-19 or other health outbreak impacting our employees, customers or others interacting with our businesses, including our supply chain.
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
A decline in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S. and other regions of the world in which we do business can adversely affect demand and/or expenses for any of our businesses, thus reducing our revenue and earnings. Past declines in economic conditions reduced spending at our parks and resorts, purchases of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected as such conditions recur. The current decline in economic conditions could also reduce attendance at our parks and resorts, prices that MVPDs pay for our cable programming, purchases of and prices for advertising on our DTC products or subscription levels for our cable programming or DTC products, while also increasing the prices we pay for goods, services and labor. Economic conditions can also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector such as current inflation in the domestic and global energy sector and other pronounced price increases generally and in certain other sectors, could result in a shift in consumer demand away from the entertainment and consumer products we offer, which could also adversely affect our revenues and, at the same time, increase our costs. A decline in economic conditions could impact implementation of our business plans, such as our plans to realign our cost structure and for the new DTC ad-supported service, pricing structure and price increases. In addition, actions to reduce inflation, including raising interest rates, increase our cost of borrowing, which in turn could make it more difficult to obtain financing for our operations or investments on favorable terms. Further, global economic conditions may impact foreign currency exchange rates against the U.S. dollar. The current or continued strength in the value of the U.S. dollar has adversely impacted the U.S. dollar value of revenue we receive and expect to receive from other markets and may reduce international demand for our products and services. A decrease in the value of the U.S. dollar may increase our labor, supply or other costs in non-U.S. markets. Although we hedge exposure to certain foreign currency fluctuations, any such hedging activity may not substantially offset the negative financial impact of exchange rate fluctuations and is not expected to offset all such negative financial impact, particularly in periods of sustained U.S. dollar strength relative to multiple foreign currencies. Further, economic or political conditions in countries outside the U.S. also have reduced, and could continue to reduce, our ability to hedge exposure to currency fluctuations in those countries or our ability to repatriate revenue from those countries. Broader supply chain delays, such as those currently impacting global distribution may further exacerbate current inflationary pressures and impact our ability to sell and deliver goods or otherwise disrupt our operations. The adverse impact on our businesses of the decline in economic conditions will depend, in part, on its severity and duration and our ability to mitigate the impacts of this decline on our businesses will be limited.
Changes in technology and in consumer consumption patterns may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to shifting patterns of content consumption through the adoption and exploitation of new technologies. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. This trend has impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. In addition, theater-going to watch movies currently is, and may continue to be, below pre-COVID-19 levels. Declines in linear viewership have resulted in decreased advertising revenue. In order to respond to these developments, we regularly consider, and from time to time implement changes to our business models, most recently by developing, investing in and acquiring DTC products, initiating plans to again reorganize our media and entertainment businesses to advance our DTC strategies, and developing next generation storytelling offerings. There can be no assurance that our DTC offerings, next generation storytelling offerings and other efforts will successfully respond to these changes. In addition, declines in certain traditional forms of distribution may increase the cost of content allocable to our DTC offerings, negatively impacting the profitability of our DTC offerings. We expect to forgo revenue from traditional sources, particularly as we expand our DTC offerings. To date we have experienced significant losses in our DTC businesses. There can be no assurance that the DTC model and other business models we may develop will ultimately be profitable or as profitable as our existing or historic business models.
Misalignment with public and consumer tastes and preferences for entertainment, travel and consumer products could negatively impact demand for our entertainment offerings and products and adversely affect the profitability of any of our businesses.
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create compelling content, which may be distributed, among other ways, through broadcast, cable, internet or cellular technology, theme park attractions, hotels and other resort facilities and travel experiences and consumer products. Such distribution must meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for public or out-of-home entertainment experiences. Demand for certain of our out-of-home entertainment experiences, such as theater-going to watch movies, has not returned to pre-pandemic levels, and COVID-19 may continue to impact consumer tastes and preferences. In addition, many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S. The success of our businesses therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in content production and acquisition, acquisition of sports rights, theme park attractions, cruise ships or hotels and other facilities or customer facing platforms before we know the extent to which these products will earn consumer acceptance, and these products may be introduced into a significantly different market or economic or social climate from the one we anticipated at the time of the investment decisions. If our entertainment offerings and products (including our content offerings, which have been impacted by COVID-19 and may in the future be impacted by COVID-19 developments or other health outbreaks or pandemics) as well as our methods to make our offerings and products available to consumers, do not achieve sufficient consumer acceptance, our revenue may decline, decline further or fail to grow to the extent we anticipate when making investment decisions and thereby further adversely affect the profitability of one or more of our businesses. Further, consumers’ perceptions of our position on matters of public interest, including our efforts to achieve certain of our environmental and social goals, often differ widely and present risks to our reputation and brands. Consumer tastes and preferences impact, among other items, revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), affiliate fees, subscription fees, theatrical film receipts, the license of rights to other distributors, theme park admissions, hotel room charges and merchandise, food and beverage sales, sales of licensed consumer products or sales of our other consumer products and services.
The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.
The value to us of our IP is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our IP may decrease, or the cost of obtaining and maintaining rights may increase. The terms of some copyrights for IP related to some of our products and services have expired and other copyrights will expire in the future. For example, in the United States and countries that look to the United States copyright term when shorter than their own, the copyright term for early works such as the short film Steamboat Willie (1928), and the specific early versions of characters depicted in those works, expires at the end of the 95th calendar year after the date the copyright was originally secured in the United States. Revenues generated from this intellectual property could be negatively impacted.
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
We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third-party systems and software, which are also subject to supply chain and other cyberattacks. We develop and maintain an information security program to identify and mitigate cyber risks but the development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide some confidential, proprietary and personal information to third parties in certain cases, which may also be compromised.
If our information or cyber security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged resulting in loss of business or morale, and we may incur costs to remediate possible harm to our customers and employees or damages arising from litigation and/or to pay fines or take other action with respect to judicial or regulatory actions arising out of the incident. Insurance we obtain may not cover losses or damages associated with such attacks or events. Our systems and users and those of third parties with whom we engage are continually attacked, sometimes successfully.
A variety of uncontrollable events may reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.
Demand for and consumption of our products and services, particularly our theme parks and resorts, is highly dependent on the general environment for travel and tourism. The environment for travel and tourism, as well as demand for and consumption of other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: health concerns (including as it has been by COVID-19 and could be by future health outbreaks and pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, droughts, tsunamis and earthquakes); international, political or military developments (including social unrest); a decline in economic activity; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to some of these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents, including the costs of protecting against the spread of COVID-19, reduces the profitability of our operations.
For example, hurricanes, including Hurricane Ian in late September 2022, which caused Walt Disney World Resort parks in Florida to close for two days, have impacted the profitability of Walt Disney World Resort and may do so in the future. The Company has paused certain operations in certain regions and the profitability of certain operations has been impacted as a result of events in the corresponding regions.
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
We obtain insurance against the risk of losses relating to some of these events, generally including certain physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance. For example, many losses related to impacts of COVID-19 have not been covered by insurance available to us.
Changes in our business strategy or restructuring of our businesses has increased and may continue to increase our costs and has otherwise affected and may continue to affect the profitability of our businesses or the value of our assets.
As changes in our business environment occur we have adjusted, continue to adjust and may further adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. For example, in November 2022, we announced plans to reorganize DMED to advance our DTC strategies and rationalize costs; in fiscal 2022, we announced plans to introduce an ad-supported Disney+ service, new pricing model and price increases and cost realignment; in March 2021, we announced the closure of a substantial number of our Disney-branded retail stores; and we have announced exploration of a number of new types of businesses. In addition, with the recent change in leadership, there may be additional adjustments to our business strategies. Our new organization and strategies are, among other things, subject to execution risk and may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. For example, notwithstanding our announced plans to rationalize costs, the costs of our DTC strategy, and associated losses, may continue to grow or be reduced more slowly than anticipated, which may impact our distribution strategy across businesses/distribution platforms, the types of content we distribute through various businesses/distribution platforms, and the timing and sequencing of content windows. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer purchasing patterns, acceptance of content offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we have incurred and may continue to incur costs to change our business strategy and have needed and may in the future need to write-down the value of assets. For example, current conditions, including COVID-19 and our business decisions, have reduced the value of some of our assets. We have impaired goodwill and intangible assets at our International Channels businesses and impaired the value of certain of our retail store assets. We may write-down other assets as our strategy evolves to account for the current business environment. We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. In recent years, such investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF and investments related to DTC offerings. Some of these investments have returns that are negative or low, the ultimate business prospects of the businesses related to these investments are uncertain, these investments may impact the profitability of our other businesses, and these risks are exacerbated by COVID-19. In any of these events, our costs may increase, we may have significant charges associated with the write-down of assets or returns on new investments may be negative or lower than prior to the change in strategy or restructuring. Even if our strategies are effective in the long term, our new offerings will generally not be profitable in the short term, growth of our new offerings is unlikely to be even quarter over quarter and we may not expand into new markets as or when anticipated. Our ability to forecast for new businesses may be impacted by our lack of experience operating in those new businesses, speed with which the competitive landscape changes, volatility beyond our control (such as the events beyond our control noted above) and our ability to obtain or develop the content and rights on which our projections are based. Accordingly, we may not achieve our forecasted outcomes.
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
Competition in each of these areas may further increase as a result of technological developments and changes in market structure, including consolidation of suppliers of resources and distribution channels. Increased competition may increase the cost of programming and other products and divert consumers from our creative or other products, or to other products or other forms of entertainment, which could reduce our revenue or increase our marketing costs.
Competition for the acquisition of resources can further increase the cost of producing our products and services, deprive us of talent necessary to produce high quality creative material or increase the cost of compensation for our employees. Such competition may also reduce, or limit growth in, prices for our products and services, including advertising rates and subscription fees at our media networks and DTC offerings, parks and resorts admissions and room rates and prices for consumer products from which we derive license revenues.

Our results may be adversely affected if long-term programming or carriage contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose programming rights or distribution rights. As a result, our portfolio of programming rights and the distributors of our programming have changed and may continue to change over time. Even if these contracts are renewed, the cost of obtaining certain programming rights has increased and may continue to increase (or increase at faster rates than our historical experience) and programming distributors, facing pressures resulting from increased subscription fees and alternative distribution challenges, have demanded and may continue to demand terms (including pricing and the breadth of distribution) that reduce our revenue from distribution of programs (or increase revenue at slower rates than our historical experience). Moreover, our ability to renew these contracts on favorable terms may be affected by a number of factors, such as consolidation in the market for program distribution, the entrance of new participants in the market for distribution of content on digital platforms and the impacts of COVID-19. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and rates for programming, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
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
•Environmental protection regulations.
•U.S. and international anti-corruption laws, sanction programs and trade restrictions, restrictions on the manner in which content is currently licensed and distributed, ownership restrictions, currency exchange controls or film or television content requirements, investment obligations or quotas.
•Domestic and international labor laws, tax laws or currency controls.
New laws and regulations, as well as changes in any of these current laws and regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable, and create an increasingly unpredictable regulatory landscape. For example, in 2019 India implemented regulation and tariffs impacting certain bundling of channels; in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions and legislation is currently under consideration that would prohibit importation of goods from certain regions; U.S. state governments have become more active in passing legislation targeted at specific sectors and companies; and in many countries/regions around the world (including but not limited to the EU) regulators are requiring us to broadcast on our linear (or display on our DTC streaming services) programming produced in specific countries as well as invest specified amounts of our revenues in local content productions.
Public health and other regional, national, state and local regulations and policies are impacting our ability to operate our businesses at all or in accordance with historic practice. In addition to the government requirements that have impacted most of our businesses as a result of COVID-19, government requirements may continue to be extended and new government requirements may be imposed to address COVID-19 or future health outbreaks or pandemics.
Our operations outside the U.S. may be adversely affected by the operation of laws in those jurisdictions.
Our operations in non-U.S. jurisdictions are in many cases subject to the laws of the jurisdictions in which they operate rather than, or in addition to, U.S. law. Our risks of operating internationally have increased following the completion of the TFCF acquisition, which increased the importance of international operations to our future operations, growth and prospects. Laws in some jurisdictions differ in significant respects from those in the U.S. These differences can affect our ability to react to changes in our business, and our rights or ability to enforce rights may be different than would be expected under U.S. law. Moreover, enforcement of laws in some international jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law alone governed these operations.
Environmental, social and governance matters and any related reporting obligations may impact our businesses.
U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social, and governance (ESG) matters. For example, new domestic and international laws and regulations relating to ESG matters, including human capital, diversity, sustainability, climate change and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. In addition, we have announced a number of ESG initiatives and goals, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Consumers’ perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brands. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain sustainability goals or initiatives may depend in part on third-party collaboration, mitigation innovations and/or the availability of economically feasible solutions at scale.
Damage to our reputation or brands may negatively impact our Company across businesses and regions.
Our reputation and globally recognizable brands are integral to the success of our businesses. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our other businesses. Because some of our brands are globally recognized, brand damage may not be locally contained. Maintenance of the reputation of our Company and brands depends on many factors including the quality of our offerings, maintenance of trust with our customers and our ability to successfully innovate. In addition, we may pursue brand or product integration combining previously separate brands or products targeting different audiences under one brand or pursue other business initiatives inconsistent with one or more of our brands, and there is no assurance that these initiatives will be accepted by our customers and not adversely impact one or more of our brands. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners, business decisions, social responsibility and culture may materially damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could impact our sales, business opportunities, profitability, recruiting and valuation of our securities.
Various risks may impact the success of our DTC business.
We may not successfully execute on our DTC strategy. The success of our DTC strategy and profitability of our DTC businesses will be impacted by the success of our efforts to reorganize DMED to advance our DTC strategies, drive subscriber additions and retention based on the attractiveness of our content, manage churn in reaction to price increases, achieve the desired financial impact of the Disney+ ad supported service, pricing model and price increases, our ability to execute on cost realignment and the effects of our determinations with regard to distribution for our creative content across windows. The initial costs of marketing campaigns are generally recognized in the DMED business/distribution platform of initial exploitation, and allocation of programming and production costs is driven by distribution of the relevant content across windows. Accordingly, our distribution determinations impact the costs of each business/distribution channel, including DTC. An increasing number of competitors have entered DTC businesses. Consumers may not be willing to pay for an expanding set of DTC streaming services at increasing prices, potentially exacerbated by an economic downturn. In addition, economic downturns negatively impact the purchase of and price for advertising on our DTC streaming services. We face competition for creative talent and may not be successful in recruiting and retaining talent, or may face increased costs to do so. Our content may not successfully attract and retain subscribers in the quantities that we expect. Our content is subject to cost pressures and may cost more than we expect. We may not successfully manage our costs to meet our profitability goals. Government regulation, including revised foreign content and ownership regulations, may impact the implementation of our DTC business plans. The highly competitive environment in which we operate puts pricing pressure on our DTC offerings and may require us to lower our prices or not take price increases to attract or retain customers or experience higher churn rates. These and other risks may impact the profitability and success of our DTC businesses.
Potential credit ratings actions, increases in interest rates, or volatility in the U.S. and global financial markets could impede access to, or increase the cost of, financing our operations and investments.
Our borrowing costs have been, and can be affected by short- and long-term debt ratings assigned by independent ratings agencies that are based, in part, on the Company’s performance as measured by credit metrics such as leverage and interest coverage ratios. As a result of the financial impact of COVID-19 on our businesses, Standard and Poor’s downgraded our long-term debt ratings by two notches to BBB+ and downgraded our short-term debt ratings by one notch to A-2. Fitch downgraded our long- and short-term credit ratings by one notch to A- and F2, respectively. As of October 1, 2022 Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. These ratings actions have increased, and any potential future downgrades could further increase, our cost of borrowing and/or make it more difficult for us to obtain financing on acceptable terms.
In addition, increases in interest rates have increased our cost of borrowing and volatility in U.S. and global financial markets could impact our access to, or further increase the cost of, financing. Past disruptions in the U.S. and global credit and equity markets made it more difficult for many businesses to obtain financing on acceptable terms. These conditions tended to increase the cost of borrowing and if they recur, our cost of borrowing could increase and it may be more difficult to obtain financing for our operations or investments.
Labor disputes may disrupt our operations and adversely affect the profitability of any of our businesses.
A significant number of employees in various parts of our businesses, including employees of our theme parks and writers, directors, actors, and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations. Further, the employees of licensees who manufacture and retailers who sell our consumer products, and employees of providers of programming content (such as sports leagues) may be covered by labor agreements with their employers. In general, a labor dispute involving our employees or the employees of our licensees or retailers who sell our consumer products or providers of programming content may disrupt our operations and reduce our revenues. Resolution of disputes or negotiation of rate increases may increase our costs.
The seasonality of certain of our businesses and timing of certain of our product offerings could exacerbate negative impacts on our operations.
Each of our businesses is normally subject to seasonal variations and variations in connection with the timing of our product offerings, including as follows:
•Revenues at DPEP fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts, many of which have been delayed, canceled or modified.
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
Accordingly, negative impacts on our business occurring during a time of typical high seasonal demand such as our park closures due to COVID-19 restrictions or hurricane damage during the summer travel season or other high seasons, could have a disproportionate effect on the results of that business for the year.
Costs of employee health, welfare and pension benefits, including postretirement medical benefits for some employees and retirees, may reduce our profitability.
With approximately 220,000 employees, our profitability is substantially affected by costs of our health, welfare and pension benefits, including the costs of medical benefits for current employees and the costs of postretirement medical benefits for some current employees and retirees. We may experience significant increases in these costs as a result of macroeconomic factors, which are beyond our control, including increases in the cost of health care. Impacts of COVID-19 or future health outbreaks and pandemics may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. There can be no assurance that we will succeed in limiting cost increases, and continued upward pressure could reduce the profitability of our businesses.

ACQUISITION RISKS
Our consolidated indebtedness increased substantially following completion of the TFCF acquisition and further increased as a result of the impacts of COVID-19. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility.
As a result of the TFCF acquisition in fiscal 2019, the Company’s net indebtedness increased substantially. The increased indebtedness could have the effect of, among other things, reducing our financial flexibility and reducing our flexibility to respond to changing business and economic conditions, such as those presented by COVID-19, among others. Increased levels of indebtedness could also reduce funds available for investments, capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our leverage ratios have increased as the result of COVID-19’s impact on financial performance, which caused certain of the credit ratings agencies to downgrade their assessment of our credit ratings, and are expected to remain elevated at least in the near term. Our debt ratings may be further downgraded, which may negatively impact our cost of borrowings.
The TFCF acquisition and integration and Hulu put/call may result in additional costs and expenses.
We have incurred and may continue to incur significant costs, expenses and fees for professional services and other transaction and financing costs in connection with the TFCF acquisition and integration and the Hulu put/call agreement with NBCU. We may also incur accounting and other costs that were not anticipated at the time of the TFCF acquisition, including costs for which we have established reserves or which may lead to reserves in the future. Such costs, including the Company’s obligations under the Hulu put/call agreement with NBCU, could negatively impact the Company’s free cash flow and result in the Company incurring additional indebtedness.
GENERAL RISKS
The price of our common stock has been, and may continue to be, volatile.
The price of our common stock has experienced substantial volatility and may continue to be volatile. Various factors have impacted, and may continue to impact, the price of our common stock, including, among others, changes in management; variations in our operating results; variations between our actual results and expectations of securities analysts; changes in our estimates, guidance or business plans; changes in financial estimates and recommendations by securities analysts; the activities, operating results or stock price of our competitors or other industry participants in the industries in which we operate; the announcement or completion of significant transactions by us or a competitor; events affecting the stock market generally; and the economic and political conditions in the U.S. and internationally, as well as other factors described in this Item 1A. Some of these factors may adversely impact the price of our common stock, regardless of our operating performance. Further, volatility in the price of our common stock may negatively impact one or more of our businesses, including by increasing cash compensation or stock awards for our employees who participate in our stock incentive programs or limiting our financing options for acquisitions and other business expansion.
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

ITEM 1B. Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal 2022 that remain unresolved.
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

Location	Property / Approximate Size	Use	Business Segment
Burbank, CA & surrounding cities(1)	Land (201 acres) & Buildings (4,695,000 ft2)	Owned Office/Production/Warehouse (includes 240,000 ft2 sublet to third-party tenants)	Corporate/DMED/DPEP

Burbank, CA & surrounding cities(1)	Buildings (1,821,000 ft2)	Leased Office/Warehouse	Corporate/DMED/DPEP

Los Angeles, CA	Land (22 acres) & Buildings (600,000 ft2)	Owned Office/Production/Technical Warehouse	Corporate/DMED

Los Angeles, CA	Buildings (3,051,000 ft2)	Leased Office/Production/Technical/Theater	Corporate/DMED/DPEP

New York, NY	Buildings (51,000 ft2)	Owned Office	Corporate/DMED

New York, NY	Land (2 acres) & Buildings (2,186,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 679,000 ft2 sublet to third-party tenants)	Corporate/DMED/DPEP

Bristol, CT	Land (117 acres) & Buildings (1,174,000 ft2)	Owned Office/Production/Technical	DMED

Bristol, CT	Buildings (512,000 ft2)	Leased Office/Warehouse/Technical	DMED

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	DMED

Emeryville, CA	Buildings (80,000 ft2)	Leased Office/Storage	DMED

San Francisco, CA	Buildings (638,000 ft2)	Leased Office/Production/Technical/Theater (includes 47,000 ft2 sublet to third-party tenants)	Corporate/DMED

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corporate/DMED/DPEP

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail/Residential	DMED/DPEP
(1)Surrounding cities include Glendale, CA, North Hollywood, CA and Sun Valley, CA
ITEM 3. Legal Proceedings
As disclosed in Note 14 to the Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 14 relating to certain legal matters is incorporated herein by reference.
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
As of November 20, 2022, the following individuals have served as executive officers since the beginning of our last fiscal year:

Name	Age	Title	Executive Officer Since
Robert A. Iger	71	Chief Executive Officer(1)	11/20/2022
Robert A. Chapek	63	Chief Executive Officer(2)	2020 - 11/20/2022
Christine M. McCarthy	67	Senior Executive Vice President and Chief Financial Officer(3)	2005
Horacio E. Gutierrez	57	Senior Executive Vice President and General Counsel(4)	2022
Paul J. Richardson	57	Senior Executive Vice President and Chief Human Resources Officer(5)	2021
Kristina K. Schake	52	Senior Executive Vice President and Chief Communications Officer(6)	2022
(1)Mr. Iger was appointed Chief Executive Officer effective November 20, 2022. He previously served as Executive Chairman of the Company from February 2020 through December 2021 and as Chief Executive Officer of the Company from September 2005 to February 2020.
(2)Mr. Chapek was appointed Chief Executive Officer effective February 24, 2020 and served as Chief Executive Officer until November 20, 2022. He served as Chairman of Disney Parks, Experiences and Products since the segment’s creation in 2018, and prior to that was the Chairman of Walt Disney Parks and Resorts from 2015.
(3)Ms. McCarthy was appointed Senior Executive Vice President and Chief Financial Officer effective June 30, 2015. She was previously Executive Vice President, Corporate Real Estate, Alliances and Treasurer of the Company from 2000 to 2015.
(4)Mr. Gutierrez was appointed Senior Executive Vice President and General Counsel effective February 1, 2022. Prior to joining the Company, he served as Head of Global Affairs and Chief Legal Officer for Spotify Technology S.A. (Spotify) from November 2019 to January 2022, where he led a global, multi-disciplinary team of business, corporate communications and public affairs, government relations, licensing, operations and legal professionals responsible for the company’s work in areas including industry relations, content partnerships, public policy, and trust & safety. He was previously Spotify’s General Counsel - Vice President, Business & Legal Affairs from April 2016 to November 2019.
(5)Mr. Richardson was appointed Senior Executive Vice President and Chief Human Resources Officer effective July 1, 2021. He was previously Senior Vice President of Human Resources at ESPN from 2007.
(6)Ms. Schake was appointed Senior Executive Vice President and Chief Communications Officer effective June 29, 2022. Previously, she served as Executive Vice President, Global Communications from April 2022. Prior to joining the Company, she was appointed by the President of the United States as Counselor for Strategic Communications to the Secretary of the U.S. Department of Health and Human Services, leading a nationwide public education campaign from March 2021 to December 2021. Prior to that, she served as Global Communications Director for Instagram, a subsidiary of Meta Platforms, Inc., from March 2017 to March 2019, where she oversaw the communications teams in North America, Latin America, Europe, and Asia.

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”.
The Company paid a dividend of $1.6 billion in fiscal year 2020 related to operations in the second half of fiscal 2019. The Company did not pay a dividend with respect to fiscal year 2020 nor fiscal year 2021 operations and has not declared or paid a dividend with respect to fiscal 2022 operations.
As of October 1, 2022, the approximate number of common shareholders of record was 793,000.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended October 1, 2022:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 3, 2022 – July 31, 2022	30,343	$100.81	—	n/a
August 1, 2022 – August 31, 2022	22,440	119.99	—	n/a
September 1, 2022 – October 1, 2022	23,058	107.38	—	n/a
Total	75,841	108.48	—	n/a
(1)75,841 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS
(in millions, except per share data)

	2022	2021	% Change Better (Worse)
Revenues:
Services	$74,200	$61,768	20%
Products	8,522	5,650	51%
Total revenues	82,722	67,418	23%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(48,962)	(41,129)	(19) %
Cost of products (exclusive of depreciation and amortization)	(5,439)	(4,002)	(36) %
Selling, general, administrative and other	(16,388)	(13,517)	(21) %
Depreciation and amortization	(5,163)	(5,111)	(1) %
Total costs and expenses	(75,952)	(63,759)	(19) %
Restructuring and impairment charges	(237)	(654)	64%
Other income (expense), net	(667)	201	nm
Interest expense, net	(1,397)	(1,406)	1%
Equity in the income of investees, net	816	761	7%
Income from continuing operations before income taxes	5,285	2,561	>100%
Income taxes from continuing operations	(1,732)	(25)	>(100) %
Net income from continuing operations	3,553	2,536	40%
Loss from discontinued operations, net of income tax benefit of $14 and $9, respectively	(48)	(29)	(66) %
Net income	3,505	2,507	40%
Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(360)	(512)	30%
Net income attributable to Disney	$3,145	$1,995	58%
Earnings (loss) per share attributable to Disney:
Diluted(1)
Continuing operations	$1.75	$1.11	58%
Discontinued operations	(0.03)	(0.02)	(50) %
	$1.72	$1.09	58%

Basic(1)
Continuing operations	$1.75	$1.11	58%
Discontinued operations	(0.03)	(0.02)	(50) %
	$1.73	$1.10	57%

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,827	1,828
Basic	1,822	1,816
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
•Restructuring Activities
•Liquidity and Capital Resources
•Supplemental Guarantor Financial Information
•Critical Accounting Policies and Estimates
In Item 7, we discuss fiscal 2022 and 2021 results and comparisons of fiscal 2022 results to fiscal 2021 results. Discussions of fiscal 2020 results and comparisons of fiscal 2021 results to fiscal 2020 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2021.
SIGNIFICANT DEVELOPMENTS
Leadership Change and Pending Restructuring
As previously announced, on November 20, 2022, Robert A. Iger returned to the Company as Chief Executive Officer (“CEO”) and a director. Mr. Iger previously spent more than four decades at the Company, including 15 years as CEO. In announcing Mr. Iger’s appointment, the Company noted he has agreed to serve as CEO for two years, with a mandate from the Company’s Board of Directors “to set the strategic direction for renewed growth and to work closely with the Board in developing a successor to lead the Company at the completion of his term.” Mr. Iger succeeded Robert A. Chapek, who had served as CEO since 2020.
As contemplated by the leadership change announcement, we anticipate that within the coming months Mr. Iger will initiate organizational and operating changes within the Company to address the Board’s goals. While the plans are in early stages, changes in our structure and operations, including within DMED (and including possibly our distribution approach and the businesses/distribution platforms selected for the initial distribution of content), can be expected. The restructuring and change in business strategy, once determined, could result in impairment charges.
COVID-19 Pandemic
Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread have impacted our segments in a number of ways, most significantly at DPEP where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. In addition, at DMED we delayed, or in some cases, shortened or cancelled theatrical releases and experienced disruptions in the production and availability of content. Operations have resumed at various points since May 2020, with certain theme park and resort operations and film and television productions resuming by the end of fiscal 2020 and throughout fiscal 2021. Although operations resumed, many of our businesses continue to experience impacts from COVID-19, such as incremental health and safety measures and related increased expenses, capacity restrictions and closures (including at some of our international parks and in theaters in certain markets), and disruption of content production activities.
The impact of COVID-19 related disruptions on our financial and operational results will be dictated by the currently unknowable duration and severity of COVID-19 and its variants, and among other things, governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, guests and talent.
Additionally, see Part I., Item 1A. Risk Factors - The adverse impact of COVID-19 on our businesses will continue for an unknown length of time and may continue to impact certain of our key sources of revenue.
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Revenues for fiscal 2022 increased 23%, or $15.3 billion, to $82.7 billion; net income attributable to Disney increased $1.2 billion, to income of $3.1 billion; and diluted earnings per share from continuing operations attributable to Disney increased to income of $1.75 compared to income of $1.11 in the prior year. The EPS increase was due to higher segment operating results, partially offset by higher income tax expense in the current year compared to the prior year. Higher segment operating results reflecting growth at DPEP, partially offset by lower operating results at DMED.
Revenues
Service revenues for fiscal 2022 increased 20%, or $12.4 billion, to $74.2 billion, due to increased revenues at our theme parks and resorts, higher DTC subscription revenue and, to a lesser extent, higher theatrical distribution and advertising revenue. These increases were partially offset by a reduction in revenue for amounts to early terminate certain license agreements with a customer for film and television content, which was delivered in previous years, in order for the Company to use the content primarily on our DTC services (Content License Early Termination). The increase at theme parks and resorts was due to higher volumes, which generally reflected the impact of operating with capacity restrictions in the prior year as a result of COVID-19, and higher average per capita ticket revenue. The increase in DTC subscription revenue was due to subscriber growth and higher average rates.
Product revenues for fiscal 2022 increased 51%, or $2.9 billion, to $8.5 billion, due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts.
Costs and expenses
Cost of services for fiscal 2022 increased 19%, or $7.8 billion, to $49.0 billion, due to higher programming and production costs, increased volumes at our theme parks and resorts and higher technical support costs at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Direct-to-Consumer, increased sports programming costs and an increase in production cost amortization due to theatrical revenue growth. These increases were partially offset by lower programming and production costs as a result of international channel closures.
Cost of products for fiscal 2022 increased 36%, or $1.4 billion, to $5.4 billion, due to higher merchandise, food and beverage sales at our theme parks and resorts.
Selling, general, administrative and other costs for fiscal 2022 increased 21%, or $2.9 billion, to $16.4 billion, primarily due to higher marketing costs at our DTC and, to a lesser extent, theatrical distribution and parks and experiences businesses.
Restructuring and Impairment Charges
Restructuring and impairment charges in fiscal 2022 were $0.2 billion primarily due to the impairment of an intangible and other assets related to our businesses in Russia. We may incur additional charges to exit these businesses, which are not anticipated to be material.
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
Other Income (expense), net

(in millions)	2022	2021	% Change Better (Worse)
fuboTV gain	$—	$186	(100) %
German FTA gain	—	126	(100) %
DraftKings loss	(663)	(111)	>(100) %
Other, net	(4)	—	nm
Other income (expense), net	$(667)	$201	nm
In fiscal 2022, the Company recognized a non-cash loss of $663 million from the adjustment of its investment in DraftKings Inc. (DraftKings) to fair value (DraftKings loss).
In fiscal 2021, the Company recognized a $186 million gain from the sale of our investment in fuboTV Inc. (fuboTV gain), a $126 million gain on the sale of our 50% interest in a German free-to-air (FTA) television network (German FTA gain) and a $111 million DraftKings loss.

Interest Expense, net

(in millions)	2022	2021	% Change Better (Worse)
Interest expense	$(1,549)	$(1,546)	— %
Interest income, investment income and other	152	140	9%
Interest expense, net	$(1,397)	$(1,406)	1%
Interest expense was comparable to the prior year as higher average interest rates were offset by lower average debt balances.
The increase in interest income, investment income and other was due to a favorable comparison of pension and postretirement benefit costs, other than service cost, which was a net benefit in the current year and an expense in the prior year. This increase was partially offset by investment losses in the current year compared to investment gains in the prior year.
Equity in the Income of Investees
Equity in the income of investees increased $55 million to $816 million in the current year due to higher income from A+E Television Networks (A+E) and the comparison to investment impairments in the prior year.
Effective Income Tax Rate

	2022	2021
Income from continuing operations before income taxes	$5,285	$2,561
Income tax expense on continuing operations	1,732	25
Effective income tax rate - continuing operations	32.8%	1.0%
The effective income tax rate in the current year was higher than the U.S. statutory rate primarily due to higher effective tax rates on foreign earnings. The effective income tax rate in the prior year was lower than the U.S. statutory rate due to favorable adjustments related to prior years and excess tax benefits on employee share-based awards, partially offset by higher effective tax rates on foreign earnings. Higher effective tax rates on foreign earnings in both the current and prior year reflected the impact of foreign losses and, to a lesser extent, foreign tax credits for which we are unable to recognize a tax benefit.
Noncontrolling Interests

(in millions)	2022	2021	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(360)	$(512)	30%
The decrease in net income from continuing operations attributable to noncontrolling interests was primarily due to higher losses at Shanghai Disney Resort and higher losses at our DTC sports business, partially offset by higher results for ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Year
Results for fiscal 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $2,353 million
•A $1.0 billion reduction in revenue for the Content License Early Termination
•Other expense of $667 million due to the DraftKings loss of $663 million
•Restructuring and impairment charges of $237 million
Results for fiscal 2021 were impacted by the following:
•TFCF and Hulu acquisition amortization of $2,418 million
•Restructuring and impairment charges of $654 million
•Other income of $201 million due to the fuboTV gain of $186 million and the German FTA gain of $126 million, partially offset by the DraftKings loss of $111 million

A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Year Ended October 1, 2022:
TFCF and Hulu acquisition amortization(3)	$(2,353)	$549	$(1,804)	$(0.97)
Contract License Early Termination	(1,023)	238	(785)	(0.43)
Other income (expense), net	(667)	156	(511)	(0.28)
Restructuring and impairment charges	(237)	55	(182)	(0.10)
Total	$(4,280)	$998	$(3,282)	$(1.78)

Year Ended October 2, 2021:
TFCF and Hulu acquisition amortization(3)	$(2,418)	$562	$(1,856)	$(1.00)
Restructuring and impairment charges	(654)	152	(502)	(0.27)
Other income (expense), net	201	(46)	155	0.08
Total	$(2,871)	$668	$(2,203)	$(1.18)

(1)Tax benefit (expense) is determined using the tax rate applicable to the individual item.
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
DMED primarily generates revenue across three significant lines of business/distribution platforms: Linear Networks, Direct-to-Consumer and Content Sales/Licensing. Programming and production costs to support these businesses/distribution platforms are largely incurred across four content creation groups: Studios, General Entertainment, Sports and International. Programming and production costs include amortization of licensed programming rights (including sports rights), amortization of capitalized production costs, subscriber-based fees for programming our Hulu services, production costs related to live programming such as news and sports and amortization of participations and residual obligations. These costs are generally allocated across the DMED businesses based on the estimated relative value of the distribution windows. The initial costs of marketing campaigns are generally recognized in the DMED business/distribution platform of initial exploitation. We have taken an intentionally flexible approach to distribution. As we refine and adjust our plans, our decisions may impact the results of operations of the businesses within DMED, including cost allocation, revenue timing, viewership timing and patterns, the total mix of content on a business/distribution platform or other aspects relevant to the performance of each business/distribution platform. For example, a shift in the timing or planned business/platform of distribution impacts the timing and allocation of programming, production and marketing costs.
The Linear Networks business generates revenue from affiliate fees and advertising sales and from fees from sub-licensing of sports programming to third parties. Operating expenses include programming and production costs, technology support costs, operating labor and distribution costs.
The Direct-to-Consumer business generates revenue from subscription fees, advertising sales and pay-per-view and Premier Access fees. Operating expenses include programming and production costs, technology support costs, operating labor and distribution costs. Operating expenses also include fees paid to Linear Networks for the right to air the linear network feeds and other services.
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
DPEP primarily generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise at our theme parks and resorts, charges for room nights at hotels, sales of cruise vacations, sales and rentals of vacation club properties, royalties from licensing our IP for use on consumer goods and the sale of branded merchandise. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort.

Significant expenses include operating labor, costs of goods sold, infrastructure costs, depreciation and other operating expenses. Infrastructure costs include technology support costs, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
The Company evaluates the performance of its operating segments based on segment operating income, and management uses total segment operating income as a measure of the overall performance of the operating businesses separate from non-operating factors. Total segment operating income is not a financial measure defined by GAAP, should be reviewed in conjunction with the relevant GAAP financial measure and may not be comparable to similarly titled measures reported by other companies. The Company believes that information about total segment operating income assists investors by allowing them to evaluate changes in the operating results of the Company’s portfolio of businesses separate from non-operational factors that affect net income, thus providing separate insight into both operations and other factors that affect reported results.
The following table reconciles revenues to segment revenues:

(in millions)	2022	2021	% Change Better (Worse)
Revenues	$82,722	$67,418	23%
Content License Early Termination	1,023	—	nm
Total segment revenues	$83,745	$67,418	24%
The following table reconciles income from continuing operations before income taxes to total segment operating income:

(in millions)	2022	2021	% Change Better (Worse)
Income from continuing operations before income taxes	$5,285	$2,561	>100%
Add (subtract):
Content License Early Termination	1,023	—	nm
Corporate and unallocated shared expenses	1,159	928	(25) %
Restructuring and impairment charges	237	654	64%
Other income (expense), net	667	(201)	nm
Interest expense, net	1,397	1,406	1%
TFCF and Hulu acquisition amortization	2,353	2,418	3%
Total segment operating income	$12,121	$7,766	56%
The following is a summary of segment revenue and operating income:

(in millions)	2022	2021	% Change Better (Worse)
Segment Revenues:
Disney Media and Entertainment Distribution	$55,040	$50,866	8%
Disney Parks, Experiences and Products	28,705	16,552	73%
Total segment revenues	$83,745	$67,418	24%
Segment operating income:
Disney Media and Entertainment Distribution	$4,216	$7,295	(42) %
Disney Parks, Experiences and Products	7,905	471	>100%
Total segment operating income	$12,121	$7,766	56%

Disney Media and Entertainment Distribution
Revenue and operating results for DMED are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Revenues:
Linear Networks	$28,346	$28,093	1%
Direct-to-Consumer	19,558	16,319	20%
Content Sales/Licensing and Other	8,146	7,346	11%
Elimination of Intrasegment Revenue(1)	(1,010)	(892)	(13) %
	$55,040	$50,866	8%
Segment operating income (loss):
Linear Networks	$8,518	$8,407	1%
Direct-to-Consumer	(4,015)	(1,679)	>(100) %
Content Sales/Licensing and Other	(287)	567	nm
	$4,216	$7,295	(42) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Revenues
Affiliate fees	$18,535	$18,652	(1) %
Advertising	9,128	8,853	3%
Other	683	588	16%
Total revenues	28,346	28,093	1%
Operating expenses	(16,902)	(16,808)	(1) %
Selling, general, administrative and other	(3,619)	(3,491)	(4) %
Depreciation and amortization	(145)	(168)	14%
Equity in the income of investees	838	781	7%
Operating Income	$8,518	$8,407	1%
Revenues
Affiliate revenue is as follows:

(in millions)	2022	2021	% Change Better (Worse)
Domestic Channels	$15,694	$15,244	3%
International Channels	2,841	3,408	(17) %
	$18,535	$18,652	(1) %
The increase in affiliate revenue at the Domestic Channels was due to an increase of 6% from higher contractual rates, partially offset by a decrease of 4% from fewer subscribers.
The decrease in affiliate revenue at the International Channels was due to decreases of 13% from fewer subscribers driven by channel closures, and 6% from an unfavorable foreign exchange impact. These decreases were partially offset by an increase of 2% from higher contractual rates.

Advertising revenue is as follows:

(in millions)	2022	2021	% Change Better (Worse)
Cable	$3,880	$3,681	5%
Broadcasting	3,141	3,239	(3) %
Domestic Channels	7,021	6,920	1%
International Channels	2,107	1,933	9%
	$9,128	$8,853	3%
The increase in Cable advertising revenue was due to increases of 3% from higher impressions and 2% from higher rates. The increase in impressions reflected higher average viewership, partially offset by fewer units delivered.
The decrease in Broadcasting advertising revenue was due to a decrease of 12% from fewer impressions at ABC, reflecting lower average viewership, partially offset by an increase of 10% from higher rates at ABC.
The increase in International Channels advertising revenue was due to increases of 8% from higher impressions and 7% from higher rates, partially offset by 7% from an unfavorable foreign exchange impact. The increase in impressions reflected higher average viewership, partially offset by the impact of channel closures. The increase in average viewership benefited from airing more cricket matches in the current year. The current year included the International Cricket Council (ICC) T20 World Cup, more Board of Control for Cricket in India (BCCI) matches and the Asia Cricket Council (ACC) Asia Cup, partially offset by fewer Indian Premier League (IPL) matches in the current year compared to the prior year. The ICC T20 World Cup generally occurs every two years and was not held in the prior year due to COVID-19. The ACC Asia Cup was rescheduled from 2020 to the current year as a result of COVID-19. The increase in BCCI cricket matches aired in the current year was driven by COVID-19-related cancellations of certain BCCI matches in the prior year.
Other revenue increased $95 million, to $683 million from $588 million, due to sub-licensing fees from ICC T20 World Cup matches and higher sub-licensing fees from BCCI cricket matches in the current year compared to the prior year.
Costs and Expenses
Operating expenses are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Programming and production costs
Cable	$(9,415)	$(9,353)	(1) %
Broadcasting	(2,773)	(2,767)	— %
Domestic Channels	(12,188)	(12,120)	(1) %
International Channels	(3,148)	(3,139)	— %
	(15,336)	(15,259)	(1) %
Other operating expenses	(1,566)	(1,549)	(1) %
	$(16,902)	$(16,808)	(1) %
The increase in programming and production costs at Cable was due to higher sports programming costs, largely offset by lower non-sports programming costs. The increase in sports programming costs was due to higher rights costs for NFL and College Football Playoffs (CFP) and an increase in sports production costs reflecting the return of ESPN-hosted events, which were canceled in the prior year due to COVID-19, partially offset by lower rights costs for MLB and NBA programming. Higher NFL programming costs were due to airing four additional regular season games in the current year compared to the prior year and contractual rate increases. The increase in CFP rights costs was due to higher contractual rates. Lower MLB programming costs were due to airing 29 games of the 2022 regular season under our new contract and one 2021 season playoff game in the current year compared to 92 games of the 2021 regular season in the prior year. The decrease in NBA programming costs was due to the comparison to airing four games of the 2020 NBA Finals in the first quarter of fiscal 2021 due to COVID-19, partially offset by contractual rate increases. Fiscal 2021 also included the 2021 NBA Finals and fiscal 2022 included the 2022 NBA finals. Lower non-sports programming costs were due to a lower cost mix of programming at FX Channels.
Programming and production costs at Broadcasting were comparable to the prior year as higher costs for non-primetime programming were largely offset by lower costs for primetime programming. Increased costs for non-primetime programming were primarily due to higher costs for news programming and higher average costs and more hours of sports programming, while decreased costs for primetime programming were due to lower average costs for reality and scripted programming.

Programming and production costs at the International Channels were comparable to the prior year as an increase in sports programming costs, reflecting more cricket matches in the current year and higher average costs per match for BCCI and IPL cricket matches, was largely offset by the impact of channel closures and a favorable foreign exchange impact.
Selling, general administrative and other costs increased $128 million, to $3,619 million from $3,491 million, driven by higher labor-related costs.
Depreciation and amortization decreased $23 million, to $145 million from $168 million, driven by fully depreciated assets.
Equity in the Income of Investees
Income from equity investees increased $57 million, to $838 million from $781 million, due to higher income from A+E and the comparison to impairments in the prior year. The increase at A+E resulted from lower programming costs and higher program sales, partially offset by decreases in affiliate and advertising revenue and higher marketing costs.
Operating Income from Linear Networks
Operating income increased 1%, to $8,518 million from $8,407 million due to increases at Broadcasting and Cable and higher income from our equity investees, partially offset by a decrease at the International Channels.
The following table provides supplemental revenue and operating income detail for Linear Networks:

(in millions)	2022	2021	% Change Better (Worse)
Supplemental revenue detail
Domestic Channels	$22,957	$22,463	2%
International Channels	5,389	5,630	(4) %
	$28,346	$28,093	1%
Supplemental operating income detail
Domestic Channels	$6,785	$6,594	3%
International Channels	895	1,032	(13) %
Equity in the income of investees	838	781	7%
	$8,518	$8,407	1%
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Revenues
Subscription fees	$15,291	$12,020	27%
Advertising	3,733	3,366	11%
TV/SVOD distribution and other	534	933	(43) %
Total revenues	19,558	16,319	20%
Operating expenses	(17,440)	(13,234)	(32) %
Selling, general, administrative and other	(5,760)	(4,435)	(30) %
Depreciation and amortization	(373)	(329)	(13) %
Operating Loss	$(4,015)	$(1,679)	>(100) %
Revenues
The increase in subscription fees reflected increases of 20% from higher subscribers, due to growth at Disney+, Hulu and ESPN+, and 9% from higher average rates due to increases in retail pricing at Disney+ and Hulu, partially offset by a decrease of 2% from an unfavorable foreign exchange impact.
Advertising revenue growth reflected increases of 7% from higher rates due to an increase at Hulu, and to a lesser extent, at Disney+, and 4% from higher impressions due to increases at Disney+, ESPN+ and Hulu. The increase in impressions at Disney+ was primarily due to airing the ICC T20 World Cup and ACC Asia Cup in the current year, neither of which were aired in the prior year.

The decrease in TV/SVOD distribution and other revenue was due to the absence of Disney+ Premier Access revenues in the current year compared to revenues for Black Widow, Raya and the Last Dragon, Jungle Cruise and Cruella in the prior year. To a lesser extent, the decrease also reflected lower UFC pay-per-view fees due to lower average buys per event.
The following table presents additional information about our Disney+, ESPN+ and Hulu product offerings(1).
Paid subscribers(2) as of:

(in millions)	October 1, 2022	October 2, 2021	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	46.4	38.8	20%
International (excluding Disney+ Hotstar)(3)	56.5	36.0	57%
Disney+ Core(4)	102.9	74.8	38%
Disney+ Hotstar	61.3	43.3	42%
Total Disney+(4)	164.2	118.1	39%

ESPN+	24.3	17.1	42%

Hulu
SVOD Only	42.8	39.7	8%
Live TV + SVOD	4.4	4.0	10%
Total Hulu(4)	47.2	43.8	8%
Average Monthly Revenue Per Paid Subscriber(5) for the fiscal year ended:

	2022	2021	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	$6.34	$6.33	— %
International (excluding Disney+ Hotstar)(3)	6.10	5.31	15%
Disney+ Core	6.22	5.87	6%
Disney+ Hotstar	0.88	0.68	29%
Global Disney+	4.24	4.08	4%

ESPN+	4.80	4.57	5%

Hulu
SVOD Only	12.72	12.86	(1) %
Live TV + SVOD	87.62	81.35	8%
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
The average monthly revenue per paid subscriber for domestic Disney+ was comparable to the prior year, as an increase in retail pricing and a lower mix of wholesale subscribers was essentially offset by a higher mix of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for international Disney+ (excluding Disney+ Hotstar) increased from $5.31 to $6.10 due to increases in retail pricing, partially offset by an unfavorable foreign exchange impact.
The average monthly revenue per paid subscriber for Disney+ Hotstar increased from $0.68 to $0.88 driven by higher per-subscriber advertising revenue and increases in retail pricing, partially offset by a higher mix of wholesale subscribers.
The average monthly revenue per paid subscriber for ESPN+ increased from $4.57 to $4.80 primarily due to an increase in retail pricing, a lower mix of annual subscribers and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $12.86 to $12.72 driven by lower per-subscriber advertising revenue, a higher mix of subscribers to multi-product offerings and, to a lesser extent, to promotional offerings, partially offset by an increase in retail pricing.
The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $81.35 to $87.62 driven by an increase in retail pricing and higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
Costs and Expenses
Operating expenses are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Programming and production costs
Disney+	$(5,027)	$(2,915)	(72) %
Hulu	(7,564)	(6,680)	(13) %
ESPN+ and other	(1,564)	(1,121)	(40) %
Total programming and production costs	(14,155)	(10,716)	(32) %
Other operating expense	(3,285)	(2,518)	(30) %
	$(17,440)	$(13,234)	(32) %
The increase in programming and production costs at Disney+ was due to more content provided on the service and, to a lesser extent, higher average cost programming, which reflected an increased mix of original content.
The increase in programming and production costs at Hulu was due to more content provided on the service and higher subscriber-based fees for programming the Live TV service, which reflected rate increases and an increase in the number of subscribers.
The increase in programming and production costs at ESPN+ and other was due to new NHL programming and higher rights costs for soccer and golf programming.

Other operating expenses increased due to higher technology and distribution costs at Disney+ reflecting growth in existing markets and, to a lesser extent, expansion to new markets.
Selling, general, administrative and other costs increased $1,325 million, to $5,760 million from $4,435 million, due to higher marketing costs at Disney+ and Hulu.
Depreciation and amortization increased $44 million, to $373 million from $329 million, primarily due to increased investment in technology assets at Disney+.
Operating Loss from Direct-to-Consumer
Operating loss from Direct-to-Consumer increased $2,336 million, to $4,015 million from $1,679 million due to a higher loss at Disney+ and, to a lesser extent, lower operating income at Hulu and a higher loss at ESPN+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Revenues
TV/SVOD distribution	$3,781	$4,206	(10) %
Theatrical distribution	1,875	920	>100%
Home entertainment	820	1,014	(19) %
Other	1,670	1,206	38%
Total revenues	8,146	7,346	11%
Operating expenses	(5,499)	(4,536)	(21) %
Selling, general, administrative and other	(2,638)	(1,963)	(34) %
Depreciation and amortization	(296)	(294)	(1) %
Equity in the income of investees	—	14	— %
Operating Income (Loss)	$(287)	$567	nm
Revenues
The decrease in TV/SVOD distribution revenue reflected lower sales volumes, which included the impact from the shift from licensing our content to third parties to distributing it on our DTC streaming services.
The increase in theatrical distribution revenue was due to more titles released in the current year compared to the prior year and revenue in the current year from the co-production of Marvel’s Spider-Man: No Way Home. Although COVID-19 continues to impact our theatrical distribution business in certain markets, the impact in fiscal 2021 was more significant due to theater closures and capacity restrictions in many territories in which we operate. Titles released in the current year included Doctor Strange In The Multiverse of Madness, Thor: Love and Thunder, Eternals, Encanto and Lightyear. Titles released in the prior year included Shang-Chi & The Legend of The Ten Rings, Black Widow and Free Guy.
The decrease in home entertainment revenue was due to lower unit sales despite the benefit of more new release titles in the current year. Net effective pricing was comparable to the prior year as lower unit pricing was offset by a higher mix of new release titles, which have a higher sales price than catalog titles.
The increase in other revenue was due to more stage play performances in the current year as productions were generally shut down in the prior year due to COVID-19.
Operating expenses are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Programming and production costs	$(4,215)	$(3,611)	(17) %
Distribution costs and cost of goods sold	(1,284)	(925)	(39) %
	$(5,499)	$(4,536)	(21) %
The increase in programming and production costs was due to higher production cost amortization, driven by more theatrical releases, and, to a lesser extent, higher film cost impairments.
Higher cost of goods sold and distribution costs were due to the increased number of stage play performances in the current year.

Selling, general, administrative and other costs increased $675 million, to $2,638 million from $1,963 million, due to higher theatrical marketing costs as more titles were released in the current year compared to the prior year.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased $854 million, to a loss of $287 million from income of $567 million, primarily due to lower TV/SVOD distribution results, higher film cost impairments and decreases in home entertainment and theatrical distribution results, partially offset by higher stage play results.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to DMED that are excluded from segment operating income:

(in millions)	2022	2021	% Change Better (Worse)
TFCF and Hulu acquisition amortization(1)	$(2,345)	$(2,410)	3%
Content License Early Termination	(1,023)	—	nm
Restructuring and impairment charges(2)	(229)	(315)	27%
German FTA gain	—	126	(100) %
(1)In the current year, amortization of step-up on film and television costs was $634 million and amortization of intangible assets was $1,699 million. In the prior year, amortization of step-up on film and television costs was $646 million and amortization of intangible assets was $1,749 million.
(2)The current year includes impairments of assets related to our Russian businesses. The prior year includes impairments and severance costs related to the closure of an animation studio and severance costs and contract termination charges in connection with the integration of TFCF.
Disney Parks, Experiences and Products
Operating results for DPEP are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Revenues
Theme park admissions	$8,602	$3,848	>100%
Parks & Experiences merchandise, food and beverage	6,579	3,299	99%
Resorts and vacations	6,410	2,701	>100%
Merchandise licensing and retail	5,229	5,241	— %
Parks licensing and other	1,885	1,463	29%
Total revenues	28,705	16,552	73%
Operating expenses	(14,936)	(10,799)	(38) %
Selling, general, administrative and other	(3,403)	(2,886)	(18) %
Depreciation and amortization	(2,451)	(2,377)	(3) %
Equity in the loss of investees	(10)	(19)	47%
Operating Income	$7,905	$471	>100%

COVID-19
Revenues at DPEP benefited from fewer closures and operating capacity restrictions in fiscal 2022 compared to fiscal 2021 as a result of COVID-19. The following table summarizes the approximate number of weeks of operations in the current and prior year:

	Weeks of Operation
	2022	2021
Walt Disney World Resort	52	52
Disneyland Resort	52	22
Disneyland Paris	52	19
Hong Kong Disneyland Resort	37	40
Shanghai Disney Resort	37	52
Revenues
The increase in theme park admissions revenue was due to attendance growth and higher average per capita ticket revenue. Higher attendance reflected increases at Disneyland Resort, Walt Disney World Resort and, to a lesser extent, Disneyland Paris, partially offset by a decrease at Shanghai Disney Resort. Growth in average per capita ticket revenue was due to the introduction of Genie+ and Lightning Lane at our domestic parks in the first quarter of the current fiscal year and higher average ticket prices at Walt Disney World Resort and Disneyland Paris, partially offset by lower average ticket prices at Disneyland Resort and Shanghai Disney Resort.
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 82% from higher volumes and 9% from higher average guest spending.
Growth in resorts and vacations revenue was primarily due to increases of 51% from higher occupied hotel room nights, 32% from an increase in passenger cruise days and 17% from higher average daily hotel room rates.
Merchandise licensing and retail revenue was comparable to the prior year, as a decrease of 7% from retail was offset by an increase of 7% from merchandise licensing. The decrease in retail revenues was due to the closure of a substantial number of Disney-branded retail stores in North America and Europe in the second half of fiscal 2021. The revenue growth at merchandise licensing was primarily due to higher sales of merchandise based on Mickey and Friends, Star Wars, Encanto, Spider-Man and Disney Princesses, partially offset by a decrease in revenues from merchandise based on Frozen.
The increase in parks licensing and other revenue was primarily due to higher sponsorship revenues and an increase in royalties from Tokyo Disney Resort.
The following table presents supplemental park and hotel statistics:

	Domestic		International(1)		Total
	2022	2021	2022	2021	2022	2021
Parks
Increase (decrease)
Attendance(2)	nm	(17)%	54%	(4)%	87%	(14)%
Per Capita Guest Spending(3)	13%	17%	21%	(3)%	18%	11%
Hotels
Occupancy(4)	82%	42%	56%	21%	76%	37%
Available Room Nights (in thousands)(5)	10,073	10,451	3,179	3,179	13,252	13,630
Increase (decrease)
Per Room Guest Spending(6)	19%	1%	— %	22%	16%	4%
(1)Per capita guest spending growth rate and per room guest spending growth rate exclude the impact of changes in foreign currency exchange rates.
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
Costs and Expenses
Operating expenses are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Operating labor	$(6,577)	$(4,711)	(40) %
Infrastructure costs	(2,766)	(2,308)	(20) %
Cost of goods sold and distribution costs	(2,938)	(2,086)	(41) %
Other operating expenses	(2,655)	(1,694)	(57) %
	$(14,936)	$(10,799)	(38) %
The increases in operating labor, cost of goods sold and distribution costs and other operating expenses were due to higher volumes, while the increase in infrastructure costs was due to higher volumes and increased technology spending.
Selling, general, administrative and other costs increased $517 million from $2,886 million to $3,403 million due to higher marketing spend and inflation.
Depreciation and amortization increased $74 million from $2,377 million to $2,451 million, primarily due to new attractions at our domestic parks and resorts.
Segment Operating Income
Segment operating income increased $7,434 million, to $7,905 million due to growth at our domestic parks and experiences and, to a lesser extent, at our international parks and resorts and consumer products business.
The following table presents supplemental revenue and operating income detail for the Parks, Experiences and Products segment:

(in millions)	2022	2021	% Change Better (Worse)
Supplemental revenue detail
Parks & Experiences
Domestic	$20,131	$9,353	>100%
International	3,297	1,859	77%
Consumer Products	5,277	5,340	(1) %
	$28,705	$16,552	73%
Supplemental operating income detail
Parks & Experiences
Domestic	$5,332	$(1,139)	nm
International	(237)	(1,074)	78%
Consumer Products	2,810	2,684	5%
	$7,905	$471	>100%

Items Excluded from Segment Operating Income Related to Parks, Experiences and Products
The following table presents supplemental information for items related to DPEP that are excluded from segment operating income:

(in millions)	2022	2021	% Change Better (Worse)
Restructuring and impairment charges(1)	$—	$(327)	100%
Amortization of TFCF intangible assets	(8)	(8)	— %
(1)The prior year includes asset impairments and severance costs related to the closure of a substantial number of our Disney-branded retail stores in North America and Europe and severance costs related to other workforce reductions.
CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

(in millions)	2022	2021	% Change Better (Worse)
Corporate and unallocated shared expenses	$(1,159)	$(928)	(25) %
The increase in corporate and unallocated shared expenses was driven by higher compensation and human resource-related costs.
RESTRUCTURING ACTIVITIES
See Note 18 to the Consolidated Financial Statements for information regarding the Company’s restructuring activities.
LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

(in millions)	2022	2021
Cash provided by operations - continuing operations	$6,002	$5,566
Cash used in investing activities - continuing operations	(5,008)	(3,171)
Cash used in financing activities - continuing operations	(4,729)	(4,385)
Cash (used in) provided by discontinued operations	(4)	9
Impact of exchange rates on cash, cash equivalents and restricted cash	(603)	30
Change in cash, cash equivalents and restricted cash	$(4,342)	$(1,951)
Operating Activities
Continuing operations
Cash provided by operating activities of $6.0 billion for fiscal 2022 increased 8% or $436 million compared to $5.6 billion in fiscal 2021 due to higher operating cash flow at DPEP and, to a lesser extent, lower income tax payments and pension contributions, partially offset by lower operating cash flow at DMED and, to a lesser extent, a partial payment for the Content License Early Termination. The increase in operating cash flow at DPEP was due to higher operating cash receipts driven by higher revenue, partially offset by an increase in operating cash disbursements due to higher operating expenses. The decrease in operating cash flow at DMED was due to higher operating cash disbursements and higher spending on film and television productions, partially offset by higher operating cash receipts. Higher operating cash disbursements were driven by increased operating expenses while higher operating cash receipts were due to revenue growth.

Depreciation expense is as follows:

(in millions)	2022	2021
Disney Media and Entertainment Distribution	$650	$613
Disney Parks, Experiences and Products
Domestic	1,680	1,551
International	662	718
Total Disney Parks, Experiences and Products	2,342	2,269
Corporate	191	186
Total depreciation expense	$3,183	$3,068
Amortization of intangible assets is as follows:

(in millions)	2022	2021
Disney Media and Entertainment Distribution	$164	$178
Disney Parks, Experiences and Products	109	108
TFCF and Hulu	1,707	1,757
Total amortization of intangible assets	$1,980	$2,043
Produced and licensed content costs
DMED incurs costs to produce and license film, episodic television and other content. Production costs include spend on content internally produced at our studios such as live-action and animated films, episodic series, specials, shorts and theatrical stage plays. Production costs also include original content commissioned from third-party studios. Programming costs include content rights licensed from third parties for use on the Company’s Linear Networks and DTC streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities.
The Company’s production and programming activity for fiscal 2022 and 2021 are as follows:

(in millions)	2022	2021
Beginning balances:
Production and programming assets	$31,732	$27,193
Programming liabilities	(4,113)	(4,099)
	27,619	23,094
Spending:
Licensed programming and rights	13,316	12,412
Produced content	16,611	12,848
	29,927	25,260
Amortization:
Licensed programming and rights	(13,432)	(12,784)
Produced content	(10,224)	(8,175)
	(23,656)	(20,959)
Change in production and programming costs	6,271	4,301
Other non-cash activity	(163)	224
Ending balances:
Production and programming assets	37,667	31,732
Programming liabilities	(3,940)	(4,113)
	$33,727	$27,619
The Company currently expects its fiscal 2023 spend on produced and licensed content, including sports rights, to be in the low $30 billion range. See Note 14 to the Consolidated Financial Statements for information regarding the Company’s contractual commitments to acquire sports and broadcast programming.

Commitments and guarantees
The Company has various commitments and guarantees, such as long-term leases, purchase commitments and other executory contracts, that are disclosed in the footnotes to the financial statements. See Notes 14 and 15 to the Consolidated Financial Statements for further information regarding these commitments.
Legal and Tax Matters
As disclosed in Notes 9 and 14 to the Consolidated Financial Statements, the Company has exposure for certain tax and legal matters.
Investing Activities
Continuing operations
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal 2022 and 2021 are as follows:

(in millions)	2022	2021
Disney Media and Entertainment Distribution	$810	$862
Disney Parks, Experiences and Products
Domestic	2,680	1,597
International	767	675
Total Disney Parks, Experiences and Products	3,447	2,272
Corporate	686	444
	$4,943	$3,578
Capital expenditures at DMED primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at DPEP are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase in capital expenditures at our domestic parks and resorts in fiscal 2022 compared to fiscal 2021 was due to cruise ship fleet expansion.
Capital expenditures at Corporate primarily reflect investments in facilities, information technology infrastructure and equipment. The increase in fiscal 2022 compared to fiscal 2021 was due to higher spending on facilities.
The Company currently expects its fiscal 2023 capital expenditures will be up to approximately $6.7 billion compared to fiscal 2022 capital expenditures of $4.9 billion. The increase in capital expenditures is due to higher spending across the enterprise.
Other Investing Activities
Cash provided by other investing activities of $407 million in fiscal 2021 reflects proceeds from the sales of investments.
Financing Activities
Continuing operations
Cash used in financing activities was $4.7 billion in fiscal 2022 compared to $4.4 billion in fiscal 2021. Cash used in financing activities in fiscal 2022 was due to a reduction in borrowings. The increase in cash used in financing activities in fiscal 2022 compared to fiscal 2021 reflected a higher reduction in net borrowings ($4.0 billion in fiscal 2022 compared to $3.7 billion in fiscal 2021) and lower proceeds from the exercise of stock options ($0.1 billion in fiscal 2022 compared to $0.4 billion in fiscal 2021). In addition, cash used in financing activities in fiscal 2021 included a $0.4 billion purchase of a redeemable noncontrolling interest.

Borrowings activities and other
During the year ended October 1, 2022, the Company’s borrowing activity was as follows:

(in millions)	October 2, 2021	Borrowings	Payments	Other Activity	October 1, 2022
Commercial paper with original maturities less than three months(1)	$—	$50	$—	$—	$50
Commercial paper with original maturities greater than three months	1,992	2,417	(2,801)	4	1,612
U.S. dollar denominated notes(2)	49,090	—	(3,857)	(142)	45,091
Asia Theme Parks borrowings(3)	1,331	333	(159)	(80)	1,425
Foreign currency denominated debt and other(4)	1,993	—	—	(1,802)	191
	$54,406	$2,800	$(6,817)	$(2,020)	$48,369
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is primarily due to the amortization of purchase accounting adjustments and debt issuance fees.
(3)See Note 6 to the Consolidated Financial Statements for information regarding commitments to fund the Asia Theme Parks.
(4)The other activity is due to market value adjustments for debt with qualifying hedges.
See Note 8 to the Consolidated Financial Statements for information regarding the Company’s bank facilities and debt maturities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 2 to the Consolidated Financial Statements for a summary of the Company’s put/call agreement with NBCU.
The Company did not declare or pay a dividend or repurchase any of its shares in fiscal 2022 or 2021.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control, including COVID-19, which had an adverse impact on the Company’s operating cash flows in fiscal 2021 and, to a lesser extent, fiscal 2022. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements and upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as continuing to not declare dividends (the Company did not pay a dividend with respect to fiscal 2021 operations and has not declared or paid a dividend with respect to fiscal 2022 operations); raising financing; suspending or reducing capital spending; reducing film and television content investments; or implementing furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of October 1, 2022, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On October 1, 2022, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at October 1, 2022 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$35,343	$35,736	$9,105	$8,851
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

Results of operations (in millions)	2022
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(742)
Net income (loss)	(742)
Net income (loss) attributable to TWDC shareholders	(742)

Balance Sheet (in millions)	October 1, 2022	October 2, 2021
Current assets	$5,665	$9,506
Noncurrent assets	1,948	1,689
Current liabilities	3,741	6,878
Noncurrent liabilities (excluding intercompany to non-Guarantors)	46,218	51,439
Intercompany payables to non-Guarantors	148,958	147,629
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
Produced content costs that are part of a group and acquired/licensed content costs are amortized based on projected usage typically resulting in an accelerated or straight-line amortization pattern. The determination of projected usage requires judgment and is reviewed on a regular basis for changes. Adjustments to projected usage are applied prospectively in the period of the change. For example, beginning in the fourth quarter of fiscal 2022, for certain content, we are accelerating the rate of amortization in early periods, slowing the rate in later periods and have adjusted the useful life based on historical and projected usage patterns. The most sensitive factors affecting projected usage are historical and estimated viewing patterns. If projected usage changes we may need to accelerate or slow the recognition of amortization expense.
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
The amortization of multi-year sports rights is based on projections of revenues for each season relative to projections of total revenues over the contract period (estimated relative value). Projected revenues include advertising revenue and an allocation of affiliate revenue. If the annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season. If estimated relative values by year were to change significantly, amortization of our sports rights costs may be accelerated or slowed.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement medical expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We increased our discount rate to 5.44% at the end of fiscal 2022 from 2.88% at the end of fiscal 2021 to reflect market interest rate conditions at our fiscal 2022 year-end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2023 by approximately $242 million and would increase the projected benefit obligation at October 1, 2022 by approximately $2.3 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $59 million and $2.0 billion, respectively.

To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.00%. A lower expected rate of return on plan assets will increase pension and postretirement medical expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2023 annual expense by approximately $172 million.
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
In fiscal 2022, the Company bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment.
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
The Company recorded non-cash impairment charges of $0.2 billion and $0.3 billion in fiscal 2022 and 2021, respectively. The fiscal 2022 charges primarily related to our businesses in Russia. The fiscal 2021 charges primarily related to the closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe.
Allowance for Credit Losses
We evaluate our allowance for credit losses and estimate collectability of accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, including COVID-19, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods. See Note 2 to the Consolidated Financial Statements for additional discussion.
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and have been developed in consultation with outside counsel as appropriate. From time to time, we are also involved in other contingent matters for which we accrue estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our assumptions regarding other contingent matters. See Note 14 to the Consolidated Financial Statements for more detailed information on litigation exposure.
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
New Accounting Pronouncements
See Note 19 to the Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-

currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts are intended to offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in certain countries have reduced and in the future could further reduce our ability to hedge exposure to currency fluctuations in, or repatriate cash from, those countries.
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
VAR on a combined basis increased to $395 million at October 1, 2022 from $364 million at October 2, 2021.
The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal 2022	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2022 VAR	$376	$71	$20	$4	$395
Average VAR	415	62	25	4	426
Highest VAR	455	72	32	7	479
Lowest VAR	376	46	20	2	394
Year end fiscal 2021 VAR	357	44	37	1	364
The VAR for Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of October 1, 2022 and has been excluded from the above table.
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
Based on their evaluation as of October 1, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 64 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Delinquent Section 16(a) Reports,” “The Board of Directors,” “Committees,” “Governing Documents,” “Director Selection Process” and “Election of Directors” in the Company’s Proxy Statement for the 2023 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” and “Executive Compensation” (other than the “Compensation Committee Report,” which is deemed furnished herein by reference, and the “Letter from the Compensation Committee”) in the 2023 Proxy Statement is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2023 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2023 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2023 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 63.
(2)Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.3 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
4.1	Senior Debt Securities Indenture, dated as of September 24, 2001, between TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed September 24, 2001
4.2	First Supplemental Indenture, dated as of March 20, 2019, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
4.3	Indenture, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, and TWDC Enterprises 18 Corp., as guarantor, and Citibank, N.A., as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
4.4	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
4.5	Description of Registrant’s Securities	Exhibit 4.6 to the Form 10-K of the Company for the fiscal year ended September 28, 2019
10.1	Employment Agreement dated as of February 24, 2020 between the Company and Robert Chapek †	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.2	Amendment dated July 15, 2022 to the Employment Agreement dated February 24, 2020, between the Company and Robert Chapek †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.3	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Form 10-K of Legacy Disney for the fiscal year ended October 1, 2011
10.4	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed July 1, 2013
10.5	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 3, 2014
10.6	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 23, 2017

	Exhibit	Location
10.7	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 14, 2017
10.8	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated November 30, 2018 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.9	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated March 4, 2019 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 4, 2019
10.10	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011 and as previously amended, between the Company and Robert A. Iger, dated February 24, 2020 †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.11	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed June 30, 2015
10.12	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.4 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.13	Amendment dated December 2, 2020 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 7, 2020
10.14	Amendment dated December 21, 2021 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 21, 2021
10.15	Assignment of Employment Agreement dated January 19, 2022 between the Company and Christine M. McCarthy †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.16	Employment Agreement, dated as of July 1, 2021 between the Company and Paul J. Richardson †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 3, 2021
10.17	Employment Agreement, dated as of December 21, 2021 between the Company and Horacio E. Gutierrez †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.18	Assignment of Employment Agreement dated January 31, 2022 between the Company and Horacio E. Gutierrez †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.19	Amendment dated July 21, 2022 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.20	Employment Agreement, dated as of January 24, 2022 between the Company and Geoffrey S. Morrell †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.21	Amended and Restated General Release, dated June 23, 2022, between the Company and Geoff Morrell †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.22	Employment Agreement, dated June 29, 2022, between the Company and Kristina K. Schake †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.23	Consulting Agreement between the Company and M. Jayne Parker †	Filed herewith
10.24	Voluntary Non-Qualified Deferred Compensation Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 23, 2014
10.25	Description of Directors Compensation	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.26	Form of Indemnification Agreement for certain officers and directors †	Filed herewith

	Exhibit	Location
10.27	Form of Assignment and Assumption of Indemnification Agreement for certain officers and directors †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 29, 2019
10.28	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.29	Amended and Restated 2002 Executive Performance Plan †	Annex A to the Proxy Statement for the 2013 Annual Meeting of Legacy Disney
10.30	Management Incentive Bonus Program †
The portions of the tables labeled “Performance-based Bonus” in the sections of the Proxy Statement for the 2022 annual meeting titled “Executive Compensation Program Structure - Objectives and Methods - Objectives and Key Features” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.31	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of Legacy Disney
10.32	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 1, 2006
10.33	Amended and Restated 2011 Stock Incentive Plan †	Annex B to Proxy Statement of registrant filed January 17, 2020
10.34	Disney Key Employees Retirement Savings Plan †	Exhibit 10.1 to the Form 10-Q of Legacy Disney for the quarter ended July 2, 2011
10.35	Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.36	Second Amendment to the Disney Key Employees Retirement Savings Plan †	Exhibit 10.33 to the Form 10-K of the Company for the fiscal year ended October 2, 2021
10.37	Third Amendment to the Disney Key Employees Retirement Savings Plan †	Exhibit 10.9 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.38	Group Personal Excess Liability Insurance Plan †	Exhibit 10.8 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.39	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.40	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.41	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.7 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.42	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.43	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.44	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Filed herewith
10.45	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests/Section 162(m) Vesting Requirements) †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.46	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.8 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.47	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.9 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018

	Exhibit	Location
10.48	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests/ Section 162(m) Vesting Requirement) †	Exhibit 10.11 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.49	Form of Performance-Based Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/EPS Growth Tests) †	Exhibit 10.10 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.50	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.12 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.51	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test/Section 162(m) Vesting Requirements) for Robert A. Iger dated as of December 13, 2017 †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended December 30, 2017
10.52	Performance-Based Stock Unit Award (Four-Year Vesting subject to Total Shareholder Return Test) as Amended and Restated November 30, 2018 by and between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.53	Performance-Based Stock Unit Award (Section 162(m) Vesting Requirement) for Robert A. Iger dated as of December 13, 2017 †	Exhibit 10.4 to the Form 10-Q of Legacy Disney for the quarter ended December 30, 2017
10.54	Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC tests) for Robert A. Iger dated as of December 14, 2021 †	Exhibit 10.11 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.55	Non-Qualified Stock Option Award Agreement for Robert A. Iger dated as of December 14, 2021 †	Exhibit 10.12 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.56	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 28, 2019
10.57	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Filed herewith
10.58	Form of Stock Option Awards Agreement †	Filed herewith
10.59	Form of Stock Option Awards Agreement †	Filed herewith
10.60	Form of Stock Option Awards Agreement †	Filed herewith
10.61	Form of Stock Option Awards Agreement †	Filed herewith
10.62	Form of Stock Option Awards Agreement †	Filed herewith
10.63	Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan †	Exhibit 10.1 to the Form 8-K of TFCF filed October 18, 2013
10.64	Five-Year Credit Agreement dated as of March 6, 2020	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 11, 2020
10.65	First Amendment dated as of March 4, 2022 to the Five-Year Credit Agreement dated as of March 6, 2020	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 9, 2022
10.66	Five-Year Credit Agreement dated as of March 4, 2022	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 9, 2022
10.67	364-Day Credit Agreement dated as of March 4, 2022	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 9, 2022
10.68	Support Agreement, dated as of September 30, 2022, by and among Third Point LLC and certain of its affiliates and The Walt Disney Company	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed September 30, 2022
21	Subsidiaries of the Company	Filed herewith
22	List of Guarantor Subsidiaries	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

	Exhibit	Location
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended October 1, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.
†	Management contract or compensatory plan or arrangement.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 29, 2022	By:	/s/ ROBERT A. IGER
(Robert A. Iger
Chief Executive Officer and Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chief Executive Officer and Director	November 29, 2022
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ CHRISTINE M. MCCARTHY	Senior Executive Vice President and Chief Financial Officer	November 29, 2022
(Christine M. McCarthy)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 29, 2022
(Brent A. Woodford)

Directors
/s/ SUSAN E. ARNOLD	Chairman of the Board and Director	November 29, 2022
(Susan E. Arnold)

/s/ MARY T. BARRA	Director	November 29, 2022
(Mary T. Barra)

/s/ SAFRA A. CATZ	Director	November 29, 2022
(Safra A. Catz)

/s/ AMY L. CHANG	Director	November 29, 2022
(Amy L. Chang)

/s/ FRANCIS A. DESOUZA	Director	November 29, 2022
(Francis A. deSouza)

/s/ CAROLYN N. EVERSON	Director	November 29, 2022
(Carolyn N. Everson)

/s/ MICHAEL B.G. FROMAN	Director	November 29, 2022
(Michael B.G. Froman)

/s/ MARIA ELENA LAGOMASINO	Director	November 29, 2022
(Maria Elena Lagomasino)

/s/ CALVIN R. MCDONALD	Director	November 29, 2022
(Calvin R. McDonald)

/s/ MARK G. PARKER	Director	November 29, 2022
(Mark G. Parker)

/s/ DERICA W. RICE	Director	November 29, 2022
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of October 1, 2022.
The effectiveness of our internal control over financial reporting as of October 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Walt Disney Company and its subsidiaries (the “Company”) as of October 1, 2022 and October 2, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended October 1, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As disclosed in the consolidated statements of shareholders’ equity, the Company changed the manner in which it accounts for leases in fiscal year 2020.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Amortization of Production Costs
As described in Note 2 and 7 to the consolidated financial statements and disclosed by management, capitalized film and television production costs are amortized based on whether the content is predominantly monetized individually or as a group. Production costs for content that is predominantly monetized individually is amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources, which may include imputed license fees for content that is used by the Company’s DTC streaming services, that will be earned within ten years from the date of the initial release for theatrical films. For episodic television series, Ultimate Revenues include revenues that will be earned within ten years, including imputed license fees for content that is used on the Company’s DTC streaming services, from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Production costs that are predominantly monetized as a group are amortized based on projected usage (which may be, for example, derived from historical viewership patterns), typically resulting in an accelerated or straight-line amortization pattern. For the year ended October 1, 2022, the Company recognized $10,224 million of amortization of produced content costs, which is primarily included in “Cost of services” in the consolidated statements of operations.
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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 29, 2022
We have served as the Company’s auditor since 1938.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	2022	2021	2020
Revenues:
Services	$74,200	$61,768	$59,265
Products	8,522	5,650	6,123
Total revenues	82,722	67,418	65,388
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(48,962)	(41,129)	(39,406)
Cost of products (exclusive of depreciation and amortization)	(5,439)	(4,002)	(4,474)
Selling, general, administrative and other	(16,388)	(13,517)	(12,369)
Depreciation and amortization	(5,163)	(5,111)	(5,345)
Total costs and expenses	(75,952)	(63,759)	(61,594)
Restructuring and impairment charges	(237)	(654)	(5,735)
Other income (expense), net	(667)	201	1,038
Interest expense, net	(1,397)	(1,406)	(1,491)
Equity in the income of investees	816	761	651
Income (loss) from continuing operations before income taxes	5,285	2,561	(1,743)
Income taxes on continuing operations	(1,732)	(25)	(699)
Net income (loss) from continuing operations	3,553	2,536	(2,442)
Loss from discontinued operations, net of income tax benefit of $14, $9 and $10, respectively	(48)	(29)	(32)
Net income (loss)	3,505	2,507	(2,474)
Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(360)	(512)	(390)
Net income (loss) attributable to The Walt Disney Company (Disney)	$3,145	$1,995	$(2,864)

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$1.75	$1.11	$(1.57)
Discontinued operations	(0.03)	(0.02)	(0.02)
	$1.72	$1.09	$(1.58)

Basic
Continuing operations	$1.75	$1.11	$(1.57)
Discontinued operations	(0.03)	(0.02)	(0.02)
	$1.73	$1.10	$(1.58)

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,827	1,828	1,808
Basic	1,822	1,816	1,808

(1)Total may not equal the sum of the column due to rounding.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2022	2021	2020
Net income (loss)	$3,505	$2,507	$(2,474)
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	735	41	(251)
Pension and postretirement medical plan adjustments	2,503	1,850	(1,476)
Foreign currency translation and other	(1,060)	77	115
Other comprehensive income (loss)	2,178	1,968	(1,612)
Comprehensive income (loss)	5,683	4,475	(4,086)
Net income from continuing operations attributable to noncontrolling interests	(360)	(512)	(390)
Other comprehensive income (loss) attributable to noncontrolling interests	143	(86)	(93)
Comprehensive income (loss) attributable to Disney	$5,466	$3,877	$(4,569)
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	October 1, 2022	October 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$11,615	$15,959
Receivables, net	12,652	13,367
Inventories	1,742	1,331
Content advances	1,890	2,183
Other current assets	1,199	817
Total current assets	29,098	33,657
Produced and licensed content costs	35,777	29,549
Investments	3,218	3,935
Parks, resorts and other property
Attractions, buildings and equipment	66,998	64,892
Accumulated depreciation	(39,356)	(37,920)
	27,642	26,972
Projects in progress	4,814	4,521
Land	1,140	1,131
	33,596	32,624
Intangible assets, net	14,837	17,115
Goodwill	77,897	78,071
Other assets	9,208	8,658
Total assets	$203,631	$203,609

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,213	$20,894
Current portion of borrowings	3,070	5,866
Deferred revenue and other	5,790	4,317
Total current liabilities	29,073	31,077
Borrowings	45,299	48,540
Deferred income taxes	8,363	7,246
Other long-term liabilities	12,518	14,522
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	9,499	9,213
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	56,398	55,471
Retained earnings	43,636	40,429
Accumulated other comprehensive loss	(4,119)	(6,440)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	95,008	88,553
Noncontrolling interests	3,871	4,458
Total equity	98,879	93,011
Total liabilities and equity	$203,631	$203,609
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss) from continuing operations	$3,553	$2,536	$(2,442)
Depreciation and amortization	5,163	5,111	5,345
Goodwill and intangible asset impairments	—	—	4,953
Net (gain) loss on investments	714	(332)	(920)
Deferred income taxes	200	(1,241)	(392)
Equity in the income of investees	(816)	(761)	(651)
Cash distributions received from equity investees	779	754	774
Net change in produced and licensed content costs and advances	(6,271)	(4,301)	397
Equity-based compensation	977	600	525
Pension and postretirement medical cost amortization	620	816	547
Other, net	595	190	125
Changes in operating assets and liabilities
Receivables	605	(357)	1,943
Inventories	(420)	252	14
Other assets	(707)	171	(157)
Accounts payable and other liabilities	964	2,410	(2,293)
Income taxes	46	(282)	(152)
Cash provided by operations - continuing operations	6,002	5,566	7,616

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,943)	(3,578)	(4,022)
Other, net	(65)	407	172
Cash used in investing activities - continuing operations	(5,008)	(3,171)	(3,850)

FINANCING ACTIVITIES
Commercial paper payments, net	(334)	(26)	(3,354)
Borrowings	333	64	18,120
Reduction of borrowings	(4,016)	(3,737)	(3,533)
Dividends	—	—	(1,587)
Proceeds from exercise of stock options	127	435	305
Acquisition of redeemable noncontrolling interests	—	(350)	—
Other, net	(839)	(771)	(1,471)
Cash provided by (used in) financing activities - continuing operations	(4,729)	(4,385)	8,480

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	8	1	2
Cash provided by investing activities - discontinued operations	—	8	213
Cash used in financing activities - discontinued operations	(12)	—	—
Cash (used in) provided by discontinued operations	(4)	9	215

Impact of exchange rates on cash, cash equivalents and restricted cash	(603)	30	38

Change in cash, cash equivalents and restricted cash	(4,342)	(1,951)	12,499
Cash, cash equivalents and restricted cash, beginning of year	16,003	17,954	5,455
Cash, cash equivalents and restricted cash, end of year	$11,661	$16,003	$17,954

Supplemental disclosure of cash flow information:
Interest paid	$1,685	$1,892	$1,559
Income taxes paid	$1,097	$1,638	$738
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at September 28, 2019	1,802	$53,907	$42,494	$(6,617)	$(907)	$88,877	$5,012	$93,889
Comprehensive income (loss)	—	—	(2,864)	(1,705)	—	(4,569)	198	(4,371)
Equity compensation activity	8	590	—	—	—	590	—	590
Dividends	—	9	(1,596)	—	—	(1,587)	—	(1,587)
Contributions	—	—	—	—	—	—	94	94
Adoption of new lease accounting guidance	—	—	197	—	—	197	—	197
Distributions and other	—	(9)	84	—	—	75	(624)	(549)
Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income	—	—	1,995	1,882	—	3,877	284	4,161
Equity compensation activity	8	904	—	—	—	904	—	904
Contributions	—	—	—	—	—	—	89	89
Cumulative effect of accounting change	—	—	109	—	—	109	—	109
Distributions and other	—	70	10	—	—	80	(595)	(515)
Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income (loss)	—	—	3,145	2,321	—	5,466	(68)	5,398
Equity compensation activity	6	925	—	—	—	925	—	925
Contributions	—	—	—	—	—	—	74	74
Distributions and other	—	2	62	—	—	64	(593)	(529)
Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
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
Impact of COVID-19
Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. COVID-19 and measures to prevent its spread have impacted our segments in a number of ways, most significantly at DPEP where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. In addition, at DMED we delayed, or in some cases, shortened or cancelled theatrical releases and experienced disruptions in the production and availability of content. Operations have resumed at various points since May 2020, with certain theme park and resort operations and film and television productions resuming by the end of fiscal 2020 and throughout fiscal 2021. Although operations resumed, many of our businesses continue to experience impacts from COVID-19, such as incremental health and safety measures and related increased expenses, capacity restrictions and closures (including at some of our international parks and in theaters in certain markets), and disruption of content production activities.
The impact of COVID-19 related disruptions on our financial and operating results will be dictated by the currently unknowable duration and severity of COVID-19 and its variants, and among other things, governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward. We have incurred and will continue to incur additional costs to address government regulations and the safety of our employees, guests and talent.
In fiscal 2020, the Company recorded goodwill and intangible asset impairments totaling $5.0 billion, in part due to the negative impact COVID-19 has had on the International Channels business (see Note 18).
DESCRIPTION OF THE BUSINESS
Disney Media and Entertainment Distribution
DMED encompasses the Company’s global film and episodic television content production and distribution activities. Content is distributed by a single organization across three significant lines of business: Linear Networks, Direct-to-Consumer and Content Sales/Licensing. Content is generally created/licensed by four groups: Studios, General Entertainment, Sports and International. The distribution organization has full accountability for the financial results of the entire media and entertainment business.
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
◦Disney+, Disney+ Hotstar, ESPN+ (68% effective interest), Hulu and Star+ direct-to-consumer (DTC) video streaming services
•Content Sales/Licensing
◦Sale/licensing of film and television content to third-party television and subscription/advertising video-on-demand (TV/SVOD) services
◦Theatrical distribution
◦Home entertainment distribution (DVD, Blu-ray discs and electronic home video licenses)
◦Music distribution

◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
DMED also includes the following activities that are reported with Content Sales/Licensing:
•Post-production services by Industrial Light & Magic and Skywalker Sound
•National Geographic magazine and online business
•A 30% ownership interest in Tata Play Limited (formerly Tata Sky Limited), which operates a direct-to-home satellite distribution platform in India
The significant revenues of DMED are as follows:
•Affiliate fees - Fees charged by our Linear Networks to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. YouTube TV) service providers) (MVPDs) and television stations affiliated with the ABC Network for the right to deliver our programming to their customers
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services
•Advertising - Sales of advertising time/space on our Linear Networks and Direct-to-Consumer
•TV/SVOD distribution - Licensing fees and other revenue for the right to use our film and television productions and revenue from fees charged to customers to view our sports programming (“pay-per-view”) and fees for streaming access to films that are also playing in theaters (“Premier Access”). TV/SVOD distribution revenue is primarily reported in Content Sales/Licensing, except for pay-per-view and Premier Access revenues, which are reported in Direct-to-Consumer.
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
•Operating expenses consist primarily of programming and production costs, technical support costs, operating labor, distribution costs and costs of sales. Programming and production costs include amortization of licensed programming rights (including sports rights), amortization of capitalized production costs, subscriber-based fees for programming our Hulu services, production costs related to live programming such as news and sports and amortization of participations and residual obligations. Programming and production costs also include fees paid to Linear Networks from other DMED businesses for the right to air our linear networks and related services. These costs are largely incurred across four content creation/licensing groups, as follows:
◦Studios - Primarily capitalized production costs related to films produced under the Walt Disney Pictures, Twentieth Century Studios, Marvel, Lucasfilm, Pixar and Searchlight Pictures banners
◦General Entertainment - Primarily internal production of and acquisition of rights to episodic television programs and news content. Internal content is generally produced by the following television studios: ABC Signature; 20th Television; Disney Television Animation, FX Productions and various studios for which we commission productions for our branded channels and DTC streaming services.
◦Sports - Primarily acquisition of professional and college sports programming rights and related production costs
◦International - Primarily internal production of and acquisition of rights to local content outside the U.S. and Canada.
•Selling, general and administrative costs, including marketing costs
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
◦Licensing of our trade names, characters, visual, literary and other IP to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through online, retail and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic, which is reported in DMED)
The significant revenues of DPEP are as follows:
•Theme park admissions - Sales of tickets for admission to our theme parks and for premium access to certain attractions (e.g. Genie+ and Lightning Lane)
•Parks & Experiences merchandise, food and beverage - Sales of merchandise, food and beverages at our theme parks and resorts and cruise ships
•Resorts and vacations - Sales of room nights at hotels, sales of cruise and other vacations and sales and rentals of vacation club properties
•Merchandise licensing and retail:
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise through internet shopping sites generally branded shopDisney and at The Disney Store, as well as to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues
The significant expenses of DPEP are as follows:
•Operating expenses consist primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include technology support costs, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
SEGMENT INFORMATION
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

Segment revenues and segment operating income are as follows:

	2022	2021	2020
Revenues
Disney Media and Entertainment Distribution	$55,040	$50,866	$48,350
Disney Parks, Experiences and Products	28,705	16,552	17,038
Total segment revenues	$83,745	$67,418	$65,388
Segment operating income
Disney Media and Entertainment Distribution	$4,216	$7,295	$7,653
Disney Parks, Experiences and Products	7,905	471	455
Total segment operating income(1)	$12,121	$7,766	$8,108
(1)Equity in the income of investees is included in segment operating income as follows:

	2022	2021	2020
Disney Media and Entertainment Distribution	$838	$795	$696
Disney Parks, Experiences and Products	(10)	(19)	(19)
Equity in the income of investees included in segment operating income	828	776	677
Amortization of TFCF intangible assets related to equity investees	(12)	(15)	(26)
Equity in the income of investees	$816	$761	$651
A reconciliation of segment revenues to total revenues is as follows:

	2022	2021	2020
Segment revenues	$83,745	$67,418	$65,388
Content License Early Termination(1)	(1,023)	—	—
Total revenues	$82,722	$67,418	$65,388
(1)In fiscal 2022, the Company recognized a reduction in revenue for amounts to early terminate certain license agreements with a customer for film and television content, which was delivered in previous years, in order for the Company to use the content primarily on our direct-to-consumer services (Content License Early Termination). Because the content is functional IP, we recognized substantially all of the consideration to be paid by the customer under the licenses as revenue in prior years when the content was made available under the agreements. Consequently, we have recorded the amounts to terminate the license agreements, net of remaining amounts of deferred revenue, as a reduction of revenue in the current year.
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	2022	2021	2020
Segment operating income	$12,121	$7,766	$8,108
Content License Early Termination	(1,023)	—	—
Corporate and unallocated shared expenses	(1,159)	(928)	(817)
Restructuring and impairment charges	(237)	(654)	(5,735)
Other income, net	(667)	201	1,038
Interest expense, net	(1,397)	(1,406)	(1,491)
TFCF and Hulu acquisition amortization(1)	(2,353)	(2,418)	(2,846)
Income (loss) from continuing operations before income taxes	$5,285	$2,561	$(1,743)
(1)For fiscal 2022, amortization of intangible assets, fair value step-up on film and television costs and intangibles related to TFCF equity investees were $1,707 million, $634 million and $12 million, respectively. For fiscal 2021, amortization of intangible assets, fair value step-up on film and television costs and intangibles related to TFCF equity investees were $1,757 million, $646 million and $15 million, respectively. For fiscal 2020, amortization of intangible assets, fair value step-up on film and television costs and intangibles related to TFCF equity investees were $1,921 million, $899 million and $26 million, respectively.

Capital expenditures, depreciation expense and amortization expense are as follows:

Capital expenditures	2022	2021	2020
Disney Media and Entertainment Distribution	$810	$862	$783
Disney Parks, Experiences and Products
Domestic	2,680	1,597	2,145
International	767	675	759
Corporate	686	444	335
Total capital expenditures	$4,943	$3,578	$4,022
Depreciation expense
Disney Media and Entertainment Distribution	$650	$613	$638
Disney Parks, Experiences and Products
Domestic	1,680	1,551	1,634
International	662	718	694
Amounts included in segment operating income	2,342	2,269	2,328
Corporate	191	186	174
Total depreciation expense	$3,183	$3,068	$3,140
Amortization of intangible assets
Disney Media and Entertainment Distribution	$164	$178	$175
Disney Parks, Experiences and Products	109	108	109
Amounts included in segment operating income	273	286	284
TFCF and Hulu	1,707	1,757	1,921
Total amortization of intangible assets	$1,980	$2,043	$2,205
Identifiable assets, including equity method investments and intangible assets,(1) are as follows:

	October 1, 2022	October 2, 2021
Disney Media and Entertainment Distribution	$148,129	$144,675
Disney Parks, Experiences and Products	43,027	41,763
Corporate (primarily fixed asset and cash and cash equivalents)	12,475	17,171
Total consolidated assets	$203,631	203,609
(1)Equity method investments included in identifiable assets by segment are as follows:

	October 1, 2022	October 2, 2021
Disney Media and Entertainment Distribution	$2,633	$2,578
Disney Parks, Experiences and Products	2	2
Corporate	43	58
	$2,678	$2,638
Intangible assets, which include character/franchise intangibles, copyrights, trademarks, MVPD agreements and FCC licenses (see Note 13), included in identifiable assets by segment are as follows:

	October 1, 2022	October 2, 2021
Disney Media and Entertainment Distribution	$11,981	$14,143
Disney Parks, Experiences and Products	2,836	2,952
Corporate	20	20
	$14,837	$17,115

The following table presents our revenues and segment operating income by geographical markets:

	2022	2021	2020
Revenues
Americas	$68,218	$54,157	$51,992
Europe	8,680	6,690	7,333
Asia Pacific	6,847	6,571	6,063
	83,745	$67,418	$65,388
Content License Early Termination	(1,023)
	$82,722
Segment operating income (loss)
Americas	$11,099	$6,314	$5,819
Europe	586	800	1,273
Asia Pacific	436	652	1,016
	$12,121	$7,766	$8,108
Long-lived assets(1) by geographical markets are as follows:

	October 1, 2022	October 2, 2021
Americas	$150,786	$144,788
Europe	8,739	8,215
Asia Pacific	10,976	12,012
	$170,501	$165,015
(1)Long-lived assets are total assets less: current assets, long-term receivables, deferred taxes, financial investments and the fair value of derivative instruments.
The changes in the carrying amount of goodwill are as follows:

	DMED	DPEP	Total
Balance at Oct. 3, 2020	$72,139	$5,550	$77,689
Currency translation adjustments and other, net	382	—	382
Balance at Oct. 2, 2021	$72,521	$5,550	$78,071
Currency translation adjustments and other, net	(174)	—	(174)
Balance at Oct. 1, 2022	$72,347	$5,550	$77,897
2Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of The Walt Disney Company and its majority-owned or controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
The Company enters into relationships with or makes investments in other entities that may be variable interest entities (VIE). A VIE is consolidated in the financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (together, the Asia Theme Parks) are VIEs in which the Company has less than 50% equity ownership. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.

Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2022 and 2021 were fifty-two week years. Fiscal 2020 was a fifty-three week year, which began on September 29, 2019 and ended on October 3, 2020.
Reclassifications
Certain reclassifications have been made in the fiscal 2021 and fiscal 2020 financial statements and notes to conform to the fiscal 2022 presentation.
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
Significant service revenues include:
•Affiliate fees
•Subscription fees to our DTC streaming services
•Advertising revenues
•Admissions to our theme parks, charges for room nights at hotels and sales of cruise vacation packages
•Revenue from the licensing and distribution of film and television properties
•Royalties from licensing our IP for use on consumer goods, published materials and in multi-platform games
Significant operating costs related to the sale of services include:
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
•Costs of goods sold
•Operating labor
•Programming and production costs
•Distribution costs
•Retail occupancy costs
Revenue Recognition
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal 2022, 2021 and 2020 was $7.2 billion, $5.5 billion and $4.7 billion, respectively. The increase in advertising expense for fiscal 2022 compared to fiscal 2021 was due to higher spend for our DTC streaming services and an increase in theatrical marketing costs. The increase in advertising expense for fiscal 2021 compared to fiscal 2020 was due to higher spend for our DTC streaming services.

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

	October 1, 2022	October 2, 2021	October 3, 2020
Cash and cash equivalents	$11,615	$15,959	$17,914
Restricted cash included in:
Other current assets	3	3	3
Other assets	43	41	37
Total cash, cash equivalents and restricted cash in the statement of cash flows	$11,661	$16,003	$17,954
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
Film and Television Content Costs
The Company classifies its capitalized produced and acquired/licensed content costs as long-term assets (“Produced and licensed content costs” in the Consolidated Balance Sheet) and classifies advances for live programming rights made prior to the live event as short-term assets (“Content advances” in the Consolidated Balance Sheet). For produced content, we capitalize all direct costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest. For licensed and acquired content, we capitalize the license fee or acquisition cost, respectively. For purposes of amortization and impairment, the capitalized content costs are classified based on their predominant monetization strategy as follows:
•Individual - lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g. theatrical revenues or sales to third-party television programmers)

•Group - lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles (e.g. subscription revenue for a DTC service or affiliate fees for a cable television network)
The determination of the predominant monetization strategy is made at commencement of production on a consolidated basis and is based on the means by which we derive third-party revenues from use of the content. Imputed title by title license fees that may be necessary for other purposes are established as required for those purposes.
We generally classify content that is initially intended for use on our DTC streaming services or Linear Networks as group assets. We generally classify content initially intended for theatrical release or for sale to third-party licensees as individual assets. The predominant monetization strategy for content released prior to the beginning of fiscal 2020 (the date the Company adopted accounting guidance that was applied prospectively) was determined based on the expected means of monetization over the remaining life of the content. Thus for example, film titles that were released theatrically and in home entertainment prior to fiscal year 2020 and are now distributed on Disney+ are generally considered group content.
The classification of content as individual or group only changes if there is a significant change to the title’s monetization strategy relative to its initial assessment (e.g. content that was initially intended for license to a third party is instead used on an owned DTC service). When there is a significant change in monetization strategy, the title’s capitalized content costs are tested for impairment.
Production costs for content that is predominantly monetized individually are amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources, which may include imputed license fees for content that is used on our DTC streaming services, that will be earned within ten years from the date of the initial release for theatrical films. For episodic television series that are classified as individual, Ultimate Revenues include revenues that will be earned within ten years, including imputed license fees for content that is used on our DTC streaming services, from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Participations and residuals are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues for each production.
Production costs that are predominantly monetized as a group are amortized based on projected usage, generally resulting in an accelerated or straight-line amortization pattern. Adjustments to projected usage are applied prospectively in the period of the change. Participations and residuals are generally expensed in line with the pattern of usage.
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
Amortization of capitalized costs for produced and acquired content begins in the month the content is first released, while amortization of capitalized costs for licensed content commences when the license period begins and the content is first aired or available for use on our DTC services. Amortization of content assets is primarily included in “Cost of services” in the Consolidated Statements of Operations.
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

Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of October 1, 2022 and October 2, 2021, capitalized software costs, net of accumulated amortization, totaled $1.1 billion and $1.2 billion, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software up to 7 years.
Parks, Resorts and Other Property
Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method, generally over estimated useful lives as follows:

Attractions, buildings and improvements	20 – 40 years
Furniture, fixtures and equipment	3 – 25 years
Land improvements	20 – 40 years
Leasehold improvements	Life of lease or asset life if less
Leases
The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company calculates the present value of operating lease payments using the Company’s incremental borrowing rate applicable to the lease, which is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset. Our leases may require us to make fixed rental payments, variable lease payments based on usage or sales and fixed non-lease costs relating to the leased asset. Variable lease payments are generally not included in the measurement of the right-of-use asset and lease liability. Fixed non-lease costs, for example common-area maintenance costs, are included in the measurement of the right-of-use asset and lease liability as the Company does not separate lease and non-lease components.
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
In fiscal 2022, the Company bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment.
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
The Company recorded non-cash impairment charges of $0.2 billion, $0.3 billion, and $5.2 billion in fiscal 2022, 2021 and 2020, respectively.
The fiscal 2022 charges primarily related to our businesses in Russia.
The fiscal 2021 charges primarily related to the closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe.
The fiscal 2020 impairment charges primarily related to impairments of MVPD agreement intangibles assets ($1.9 billion) and goodwill ($3.1 billion) at the International Channels business. See Note 18 to the Consolidated Financial Statements for additional discussion of these impairment charges.
The Company expects its aggregate annual amortization expense for finite-lived intangible assets for fiscal 2023 through 2027 to be as follows:

2023	$1,808
2024	1,570
2025	1,459
2026	966
2027	888
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
The Company enters into derivatives that are not designated as hedges and do not qualify for hedge accounting. These derivatives are intended to offset certain economic exposures of the Company and are carried at fair value with changes in value recorded in earnings. Cash flows from hedging activities are classified in the Consolidated Statements of Cash Flows under the same category as the cash flows from the related assets, liabilities or forecasted transactions (see Notes 8 and 17).
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses, if any, as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At October 1, 2022, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.7 billion.
BAMTech provides streaming technology services and is owned 85% by the Company and 15% by Major League Baseball (MLB).
MLB has the right to sell its interest to the Company and the Company has the right to buy MLB’s interest starting five years from and ending ten years after the Company’s September 25, 2017 acquisition date of BAMTech, in either case at a redemption value based on MLB’s equity ownership percentage of the greater of BAMTech’s then equity fair value or a guaranteed floor value ($563 million accreting at 8% annually for eight years from the date of acquisition).
The MLB interest is required to be carried at a minimum value equal to its acquisition date fair value accreted to its estimated redemption value through the applicable redemption date. Therefore, the MLB interest is generally not allocated its portion of BAMTech losses, if any. As of October 1, 2022, the MLB interest was recorded in the Company’s financial statements at $828 million. In November 2022, the Company purchased MLB’s 15% interest for $900 million.
Our estimate of the redemption value of noncontrolling interests requires management to make significant judgments with respect to the future value of the noncontrolling interests. We are accreting the noncontrolling interests of Hulu to its guaranteed floor value. If our estimate of the future redemption value increased above the guaranteed floor value, we would change our rate of accretion, which would generally increase the amount recorded in “Net income from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interests” and thus reduce “Net income (loss) attributable to The Walt Disney Company (Disney)” on the Consolidated Statements of Operations.

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
A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2022	2021	2020
Weighted average number of common and common equivalent shares outstanding (basic)	1,822	1,816	1,808
Weighted average dilutive impact of Awards(1)	5	12	—
Weighted average number of common and common equivalent shares outstanding (diluted)	1,827	1,828	1,808
Awards excluded from diluted earnings per share	15	4	35
(1)Amounts exclude all potential common and common equivalent shares for periods when there is a net loss from continuing operations.
3Revenues
The following table presents our revenues by segment and major source:

	2022				2021			2020
	DMED	DPEP	Content License Early Termination	Total	DMED	DPEP	Total	DMED	DPEP	Total
Affiliate fees	$17,525	$—	$—	$17,525	$17,760	$—	$17,760	$17,929	$—	$17,929
Subscription fees	15,291	—	—	15,291	12,020	—	12,020	7,645	—	7,645
Advertising	13,044	4	—	13,048	12,425	4	12,429	10,851	4	10,855
Theme park admissions	—	8,602	—	8,602	—	3,848	3,848	—	4,038	4,038
Resort and vacations	—	6,410	—	6,410	—	2,701	2,701	—	3,402	3,402
Retail and wholesale sales of merchandise, food and beverage	—	7,838	—	7,838	—	4,957	4,957	—	4,952	4,952
Merchandise licensing	—	3,969	—	3,969	12	3,586	3,598	32	3,210	3,242
TV/SVOD distribution licensing	4,452	—	(1,023)	3,429	5,266	—	5,266	6,253	—	6,253
Theatrical distribution licensing	1,875	—	—	1,875	920	—	920	2,134	—	2,134
Home entertainment	820	—	—	820	1,014	—	1,014	1,802	—	1,802
Other	2,033	1,882	—	3,915	1,449	1,456	2,905	1,704	1,432	3,136
	$55,040	$28,705	$(1,023)	$82,722	$50,866	$16,552	$67,418	$48,350	$17,038	$65,388
The following table presents our revenues by segment and primary geographical markets:

	2022			2021			2020
	DMED	DPEP	Total	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$45,018	$23,200	$68,218	$41,754	$12,403	$54,157	39,163	$12,829	$51,992
Europe	5,328	3,352	8,680	5,022	1,668	6,690	5,240	2,093	7,333
Asia Pacific	4,694	2,153	6,847	4,090	2,481	6,571	3,947	2,116	6,063
	$55,040	$28,705	$83,745	$50,866	$16,552	$67,418	$48,350	$17,038	$65,388
Content License Early Termination			(1,023)
			$82,722
Revenues recognized in the current and prior year from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD licenses for titles made available to the licensee in previous reporting periods. For fiscal 2022, $1.1 billion was recognized related to performance obligations satisfied prior to

October 2, 2021. For fiscal 2021, $1.3 billion was recognized related to performance obligations satisfied prior to October 3, 2020. For fiscal 2020, $1.4 billion was recognized related to performance obligations satisfied prior to September 30, 2019.
As of October 1, 2022, revenue for unsatisfied performance obligations expected to be recognized in the future is $15 billion, which primarily relates to content and other IP to be delivered in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, sports sublicensees, advertisers, and DTC wholesalers. Of this amount, we expect to recognize approximately $6 billion in fiscal 2023, $4 billion in fiscal 2024, $2 billion in fiscal 2025 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Contract assets, accounts receivable and deferred revenues from contracts with customers are as follows:

	October 1, 2022	October 2, 2021
Contract assets	$32	$155
Accounts Receivable
Current	10,886	11,190
Non-current	1,226	1,359
Allowance for credit losses	(179)	(194)
Deferred revenues
Current	5,531	4,067
Non-current	927	581
Contract assets primarily relate to certain multi-season TV/SVOD licensing contracts. Activity for fiscal 2022 and 2021 related to contract assets was not material.
For fiscal 2022, 2021 and 2020, the Company recognized revenues of $3.6 billion, $2.9 billion and $3.4 billion, respectively, that was included in the deferred revenue balance at October 2, 2021, October 3, 2020 and September 28, 2019, respectively. Amounts deferred generally relate to DTC subscriptions, advances from merchandise licensees and TV/SVOD licenses. In fiscal 2020, as a result of COVID-19, the Company had paid refunds for certain non-refundable deposits that were reported as deferred revenue prior to fiscal 2020, the most significant of which related to park admission tickets and deposits for vacation packages. The balance at October 2, 2021 related to these deposits was classified in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheet. In fiscal 2022, the Company is no longer refunding these deposits and approximately $1.5 billion is now classified as “Deferred revenue and other” in the Consolidated Balance Sheet.
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights (TV/SVOD) and vacation club properties. These receivables are discounted to present value at contract inception, and the related revenues are recognized at the discounted amount. The balance of TV/SVOD licensing receivables recorded in other non-current assets was $0.6 billion and $0.8 billion at October 1, 2022 and October 2, 2021, respectively. The balance of vacation club receivables recorded in other non-current assets was $0.6 billion at both October 1, 2022 and October 2, 2021, respectively. The allowance for credit losses and activity for fiscal 2022 and 2021 was not material.

4Other Income (Expense), Net
Other income (expense), net is as follows:

	2022	2021	2020
DraftKings gain (loss)	$(663)	$(111)	$973
fuboTV gain	—	186	—
German FTA gain	—	126	—
Endemol Shine gain	—	—	65
Other, net	(4)	—	—
Other income (expense), net	$(667)	$201	$1,038
In fiscal 2022 and 2021, the Company recognized a non-cash loss of $663 million and $111 million, respectively, from the adjustment of its investment in DraftKings, Inc. (DraftKings) to fair value (DraftKings gain (loss)). In fiscal 2020, the Company recognized a $973 million DraftKings gain.
In fiscal 2021, the Company recognized a $186 million gain from the sale of our investment in fuboTV Inc. (fuboTV gain) and a $126 million gain on the sale of its 50% interest in a German free-to-air (FTA) television network (German FTA gain).
In fiscal 2020, the Company recognized a $65 million gain on the sale of its 50% interest in Endemol Shine Group (Endemol Shine gain).
5Investments
Investments consist of the following:

	October 1, 2022	October 2, 2021
Investments, equity basis	$2,678	$2,638
Investments, other	540	1,297
	$3,218	$3,935
Investments, Equity Basis
The Company’s significant equity investments primarily consist of media investments and include A+E (50% ownership), CTV Specialty Television, Inc. (30% ownership) and Tata Play Limited (30% ownership). As of October 1, 2022, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.8 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
Investments, Other
As of October 1, 2022 and October 2, 2021, the Company had securities recorded at fair value of $0.3 billion and $1.0 billion, respectively. As of October 1, 2022 and October 2, 2021, the Company had securities recorded at book value related to non-publicly traded securities without a readily determinable fair value of $0.2 billion and $0.3 billion, respectively.
Gains, losses and impairments on securities are generally recorded in “Interest expense, net” in the Consolidated Statements of Operations; these amounts were not material for fiscal 2022, 2021 and 2020. See Note 4 for realized and unrealized gains and losses on securities recorded in “Other income (expense), net” in the Consolidated Statements of Operations.
6International Theme Parks
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

The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Consolidated Balance Sheet:

	October 1, 2022	October 2, 2021
Cash and cash equivalents	$280	$287
Other current assets	137	95
Total current assets	417	382
Parks, resorts and other property	6,356	6,928
Other assets	161	176
Total assets	$6,934	$7,486

Current liabilities	$468	$473
Long-term borrowings	1,426	1,331
Other long-term liabilities	395	422
Total liabilities	$2,289	$2,226
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Consolidated Statements of Operations for fiscal 2022:

Revenues	$3,026
Costs and expenses	(3,459)
Equity in the loss of investees	(10)
Asia Theme Parks’ royalty and management fees of $71 million for fiscal 2022 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s fiscal 2022 Consolidated Statements of Cash Flows were $407 million provided by operating activities, $752 million used in investing activities and $240 million provided by financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $152 million and $102 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($268 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2023. The outstanding balance under the line of credit at October 1, 2022 was $231 million. The Company’s line of credit is eliminated in consolidation.
Hong Kong Disneyland Resort is undergoing a multi-year expansion estimated to cost HK $10.9 billion ($1.4 billion). The Company and HKSAR have agreed to fund the expansion on an equal basis through equity contributions, which totaled $148 million and $42 million in fiscal 2022 and 2021, respectively. To date, the Company and HKSAR have funded a total of $716 million.
HKSAR has the right to receive additional shares over time to the extent Hong Kong Disneyland Resort exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on an annual basis and could decrease the Company’s equity interest by up to an additional 6 percentage points over a period no shorter than 10 years. Assuming HK $10.9 billion is contributed in the expansion, the impact to the Company’s equity interest would be limited to 5 percentage points.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.

The Company has provided Shanghai Disney Resort with loans totaling $930 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. As of October 1, 2022, the total amount outstanding under the line of credit was 0.9 billion yuan (approximately $123 million). These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.3 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of October 1, 2022, the total amount outstanding under the line of credit was 1.2 billion yuan (approximately $162 million).
7Produced and Acquired/Licensed Content Costs and Advances
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of October 1, 2022			As of October 2, 2021
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,639	$12,688	$17,327	$4,944	$9,779	$14,723
Completed, not released	214	2,019	2,233	630	762	1,392
In-process	5,041	6,793	11,834	4,371	4,623	8,994
In development or pre-production	372	254	626	351	162	513
	$10,266	$21,754	32,020	$10,296	$15,326	25,622
Licensed content - Television Programming rights and advances			5,647			6,110
Total produced and licensed content			$37,667			$31,732

Current portion			$1,890			$2,183
Non-current portion			$35,777			$29,549
Amortization of produced and licensed content is as follows:

	2022	2021	2020
Produced content
Predominantly monetized individually	$3,448	$2,947	$4,305
Predominantly monetized as a group	6,776	5,228	5,032
	10,224	8,175	9,337
Licensed programming rights and advances	13,432	12,784	11,241
Total produced and licensed content costs(1)	$23,656	$20,959	$20,578
(1)Primarily included in “Costs of services” in the Consolidated Statements of Operations.

Total expected amortization by fiscal year of completed (released and not released) produced, licensed and acquired film and television library content on the balance sheet as of October 1, 2022 is as follows:

	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released
2023	$1,158	$2,906	$4,064
2024	674	2,002	2,676
2025	524	1,636	2,160
Completed, not released
2023	91	778	869

Licensed content - Programming rights and advances
2023			$3,228
2024			1,069
2025			534
Approximately $2.2 billion of accrued participations and residual liabilities will be paid in fiscal 2023.
At October 1, 2022, acquired film and television library content has remaining unamortized costs of $3.3 billion, which are generally being amortized straight-line over a weighted-average remaining period of approximately 16 years.
8Borrowings
The Company’s borrowings, including the impact of interest rate and cross-currency swaps, are summarized as follows:

			October 1, 2022
	Oct. 1, 2022	Oct. 2, 2021	Stated Interest Rate(1)	Pay Floating Interest rate and Cross- Currency Swaps(2)	Effective Interest Rate(3)	Swap Maturities
Commercial paper	$1,662	$1,992	—	$—	3.31%
U.S. dollar denominated notes(4)	45,091	49,090	4.03%	12,625	4.07%	2023-2031
Foreign currency denominated debt	1,844	2,011	2.92%	1,847	3.42%	2025-2027
Other(5)	(1,653)	(18)		—
	46,944	53,075	3.85%	14,472	4.02%
Asia Theme Parks borrowings	1,425	1,331	2.35%	—	6.11%
Total borrowings	48,369	54,406	3.94%	14,472	4.08%
Less current portion	3,070	5,866	3.65%	1,000	3.85%
Total long-term borrowings	$45,299	$48,540		$13,472
(1)The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating-rate borrowings, interest rates are the rates in effect at October 1, 2022; these rates are not necessarily an indication of future interest rates.
(2)Amounts represent notional values of interest rate and cross-currency swaps outstanding as of October 1, 2022.
(3)The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.
(4)Includes net debt issuance discounts, costs and purchase accounting adjustments totaling a net premium of $1.9 billion and $2.1 billion at October 1, 2022 and October 2, 2021, respectively.
(5)Includes market value adjustments for debt with qualifying hedges, which reduces borrowings by $1.7 billion and $0.1 billion at October 1, 2022 and October 2, 2021, respectively.

Commercial Paper
At October 1, 2022, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2023	$5,250	$—	$5,250
Facility expiring March 2025	3,000	—	3,000
Facility expiring March 2027	4,000	—	4,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at SOFR-based rates plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard & Poor’s ranging from 0.755% to 1.225%. The bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On October 1, 2022, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of October 1, 2022, the Company has $1.9 billion of outstanding letters of credit, of which none were issued under this facility.
Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net(1)	Commercial paper with original maturities greater than three months	Total
Balance at Oct. 3, 2020	$—	$2,023	$2,023
Additions	—	2,221	2,221
Payments	—	(2,247)	(2,247)
Other Activity	—	(5)	(5)
Balance at Oct. 2, 2021	$—	$1,992	$1,992
Additions	50	2,417	2,467
Payments	—	(2,801)	(2,801)
Other Activity	—	4	4
Balance at Oct. 1, 2022	$50	$1,612	$1,662
(1)Borrowings and reductions of borrowings are reported net.
U.S. Dollar Denominated Notes
At October 1, 2022, the Company had $45.1 billion of fixed rate U.S. dollar denominated notes with maturities ranging from 1 to 74 years and stated interest rates that range from 1.75% to 9.50%.
Foreign Currency Denominated Debt
Prior to fiscal 2020, the Company issued Canadian $1.3 billion ($0.9 billion) of fixed rate senior notes, which bear interest at 2.76% and mature in October 2024. The Company also entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowing to a variable-rate U.S. dollar denominated borrowing indexed to LIBOR.
In fiscal 2020, the Company issued Canadian $1.3 billion ($0.9 billion) of fixed rate senior notes, which bear interest at 3.057% and mature in March 2027. The Company also entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowing to a variable-rate U.S. dollar denominated borrowing indexed to LIBOR.
Cruise Ship Credit Facilities
The Company has credit facilities to finance up to 80% of the contract price of two new cruise ships, which are scheduled to be delivered in fiscal 2025 and fiscal 2026. Under the facilities, $1.1 billion is available beginning in August 2023 and $1.1 billion is available beginning in August 2024. Each tranche of financing may be utilized for a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.80% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Asia Theme Parks Borrowings
HKSAR provided Hong Kong Disneyland Resort with loans totaling HK $0.8 billion ($102 million). The interest rate is three month HIBOR plus 2%, and the maturity date is September 2025.
Shendi has provided Shanghai Disney Resort with loans totaling 8.3 billion yuan (approximately $1.2 billion) bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of October 1, 2022 the total amount outstanding under the line of credit was 1.2 billion yuan (approximately $162 million).
Maturities
The following table provides total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, by scheduled maturity date as of October 1, 2022. The table also provides the estimated interest payments on these borrowings as of October 1, 2022 although actual future payments will differ for floating-rate borrowings:

	Borrowings
Fiscal Year:	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total Borrowings	Interest(1)	Total Borrowings and Interest
2023	$2,918	$162	$3,080	$1,811	$4,891
2024	2,872	—	2,872	1,748	4,620
2025	3,604	102	3,706	1,631	5,337
2026	4,578	—	4,578	1,533	6,111
2027	2,905	—	2,905	1,428	4,333
Thereafter	29,881	1,161	31,042	19,738	50,780
	$46,758	$1,425	$48,183	$27,889	$76,072
(1) In 2023, the Company has the ability to call a debt instrument prior to its scheduled maturity, which if exercised by the Company would reduce future interest payments by $1.1 billion.
Interest
The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal 2022, 2021 and 2020, total interest capitalized was $261 million, $187 million and $157 million, respectively. Interest expense, net of capitalized interest, for fiscal 2022, 2021 and 2020 was $1,549 million, $1,546 million and $1,647 million, respectively.
9Income Taxes
Income (Loss) Before Income Taxes by Domestic and Foreign Subsidiaries

Income (Loss) Before Income Taxes	2022	2021	2020

Domestic subsidiaries (including U.S. exports)	$5,955	$5,241	$4,706
Foreign subsidiaries(1)	(670)	(2,680)	(6,449)
Total income (loss) from continuing operations	5,285	2,561	(1,743)
Loss from discontinued operations	(62)	(38)	(42)
	$5,223	$2,523	$(1,785)
(1) Includes goodwill and intangible asset impairment in fiscal 2020.

Provision for Income Taxes: Current and Deferred

Income Tax Expense (Benefit)
Current	2022	2021	2020
Federal	$436	$594	$95
State	282	129	148
Foreign(1)	846	554	731
	1,564	1,277	974
Deferred
Federal	407	(526)	279
State	26	(220)	(29)
Foreign	(265)	(506)	(525)
	168	(1,252)	(275)
Income tax expense from continuing operations	1,732	25	699
Income tax expense from discontinued operations	(14)	(9)	(10)
	$1,718	$16	$689
(1)Includes foreign withholding taxes.
Deferred Tax Assets and Liabilities

Components of Deferred Tax (Assets) and Liabilities	October 1, 2022	October 2, 2021

Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,527)	$(3,944)
Accrued liabilities	(1,570)	(2,544)
Lease liabilities	(748)	(764)
Licensing revenues	(124)	(80)
Other	(819)	(725)
Total deferred tax assets	(6,788)	(8,057)
Deferred tax liabilities
Depreciable, amortizable and other property	8,575	7,916
Investment in U.S. entities	1,798	2,653
Right-of-use assets	676	697
Investment in foreign entities	543	392
Other	64	164
Total deferred tax liabilities	11,656	11,822
Net deferred tax liability before valuation allowance	4,868	3,765
Valuation allowance	2,859	2,795
Net deferred tax liability	$7,727	$6,560
(1)Balances as of October 1, 2022 and October 2, 2021 include approximately $1.5 billion and $1.6 billion, respectively, of International Theme Park net operating losses and approximately $1.0 billion at both October 1, 2022 and October 2, 2021 of foreign tax credits in the U.S. The International Theme Park net operating losses are primarily in France and, to a lesser extent, Hong Kong and China. Losses in France and Hong Kong have an indefinite carryforward period and losses in China have a five-year carryforward period. China theme park net operating losses of $0.2 billion may expire between fiscal 2023 and fiscal 2028. Foreign tax credits in the U.S. have a ten-year carryforward period. Foreign tax credits of $1.0 billion may expire beginning fiscal 2026.

The following table details the change in valuation allowance for fiscal 2022, 2021 and 2020 (in billions):

	Balance at Beginning of Period	Charges to Tax Expense	Other Changes	Balance at End of Period
Year ended October 1, 2022	$2.8	$0.4	$(0.3)	$2.9
Year ended October 2, 2021	2.4	0.4	—	2.8
Year ended October 3, 2020	1.9	0.6	(0.1)	2.4
Reconciliation of the effective income tax rate for continuing operations to the federal rate

	2022	2021	2020(1)
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1	1.9	4.3
Tax rate differential on foreign income	4.3	12.0	(16.5)
Foreign derived intangible income	(3.4)	(6.4)	—
Excess tax benefits from equity awards	—	(5.3)	3.7
Legislative changes	1.7	(12.2)	4.4
Income tax audits and reserves	2.7	(4.8)	(6.1)
Goodwill impairment	—	—	(41.1)
Valuation allowance	4.5	2.6	(14.6)
Other	(1.1)	(7.8)	4.8
	32.8%	1.0%	(40.1%)
(1)In fiscal 2020, the Company had a pre-tax loss. Positive amounts reflect tax benefits, whereas negative amounts reflect tax expense.
The effective income tax rate in fiscal 2022 was higher than the U.S. statutory rate primarily due to higher effective tax rates on foreign earnings. The effective income tax rate in fiscal 2021 was lower than the U.S. statutory rate due to favorable adjustments related to prior years and excess tax benefits on employee share-based awards, partially offset by higher effective tax rates on foreign earnings. The effective income tax rate in fiscal 2020 included an unfavorable impact of the goodwill impairment, which was not tax deductible, and the impact of higher effective tax rates on foreign earnings than the U.S. statutory rate. Higher effective tax rates on foreign earnings in fiscal 2022, 2021 and 2020 reflected the impact of foreign losses and, to a lesser extent, foreign tax credits for which we are unable to recognize a tax benefit.
Unrecognized tax benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

	2022	2021	2020
Balance at the beginning of the year	$2,641	$2,740	$2,952
Increases for current year tax positions	48	51	26
Increases for prior year tax positions	103	556	168
Decreases in prior year tax positions	(108)	(174)	(99)
Settlements with taxing authorities	(235)	(532)	(307)
Balance at the end of the year	$2,449	$2,641	$2,740
The fiscal year-end 2022, 2021 and 2020 balances include $1.9 billion, $2.0 billion and $2.1 billion, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
At October 1, 2022, October 2, 2021 and October 3, 2020, the Company had $1.0 billion, $1.0 billion and $1.1 billion, respectively, in accrued interest and penalties related to unrecognized tax benefits. During fiscal 2022, 2021 and 2020, the Company recorded additional interest and penalties of $157 million, $191 million and $211 million, respectively, and recorded reductions in accrued interest and penalties of $119 million, $256 million and $101 million, respectively, as a result of audit settlements and other prior-year adjustments. The Company’s policy is to report interest and penalties as a component of income tax expense.

The Company is generally no longer subject to U.S. federal examination for years prior to 2018. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2008.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of open tax matters, which would reduce our unrecognized tax benefits by $0.1 billion.
Other
In fiscal 2022, 2021 and 2020, the Company recognized income tax benefits of $2 million, $135 million and $64 million, respectively for the excess of equity-based compensation deductions over amounts recorded based on the grant date fair value.
10Pension and Other Benefit Programs
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
The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Projected benefit obligations
Beginning obligations	$(20,955)	$(20,760)	$(2,121)	$(2,104)
Service cost	(400)	(434)	(9)	(10)
Interest cost	(500)	(457)	(51)	(47)
Actuarial gain (loss)(1)	6,159	15	595	(13)
Plan amendments and other	39	20	(16)	(14)
Benefits paid	629	661	63	67
Ending obligations	$(15,028)	$(20,955)	$(1,539)	$(2,121)
Fair value of plans’ assets
Beginning fair value	$18,076	$15,598	$889	$771
Actual return on plan assets	(2,715)	2,653	(134)	137
Contributions	96	565	61	47
Benefits paid	(629)	(661)	(63)	(67)
Expenses and other	(107)	(79)	(4)	1
Ending fair value	$14,721	$18,076	$749	$889

Underfunded status of the plans	$(307)	$(2,879)	$(790)	$(1,232)
Amounts recognized in the balance sheet
Non-current assets	$913	$88	$—	$—
Current liabilities	(66)	(63)	(4)	(4)
Non-current liabilities	(1,154)	(2,904)	(786)	(1,228)
	$(307)	$(2,879)	$(790)	$(1,232)
(1)The actuarial gain for fiscal 2022 was due to an increase in the discount rate used to determine the fiscal year-end benefit obligation from the rate that was used in the preceding fiscal year.

The components of net periodic benefit cost are as follows:

	Pension Plans			Postretirement Medical Plans
	2022	2021	2020	2022	2021	2020
Service cost	$400	$434	$410	$9	$10	$10
Other costs (benefits):
Interest cost	500	457	527	51	47	56
Expected return on plan assets	(1,174)	(1,100)	(1,084)	(59)	(55)	(57)
Amortization of prior-year service costs	7	11	13	—	—	—
Recognized net actuarial loss	585	777	544	28	30	14
Total other costs (benefits)	(82)	145	—	20	22	13
Net periodic benefit cost	$318	$579	$410	$29	$32	$23
In fiscal 2023, we expect pension and postretirement medical costs to decrease by $428 million to a net benefit of $81 million primarily due to lower amortization of previously deferred losses, partially offset by higher interest costs.

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2022	2021	2020	2022	2021	2020
Discount rate used to determine the fiscal year‑end benefit obligation	5.44%	2.88%	2.82%	5.47%	2.89%	2.80%
Discount rate used to determine the interest cost component of net periodic benefit cost	2.45%	2.28%	2.94%	2.47%	2.28%	2.95%
Rate of return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Weighted average rate of compensation increase to determine the fiscal year‑end benefit obligation	3.10%	3.10%	3.20%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.00%	4.00%	4.25%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2041	2040	2034
AOCI, before tax, as of October 1, 2022 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service cost	$26	$—	$26
Net actuarial loss	3,838	(93)	3,745
Total amounts included in AOCI	3,864	(93)	3,771
Prepaid (accrued) pension cost	(3,557)	883	(2,674)
Net balance sheet liability	$307	$790	$1,097
Plan Funded Status
As of October 1, 2022, the projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $1.2 billion and $1.1 billion, respectively, and the aggregate fair value of plan assets were not material. As of October 2, 2021, the projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $9.0 billion, $8.5 billion and $6.9 billion, respectively.
As of October 1, 2022, the projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets was $1.2 billion and the aggregate fair value of plan assets was not material. As of October 2, 2021, the projected benefit obligation and aggregate fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $19.9 billion and $16.9 billion respectively.
The Company’s total accumulated pension benefit obligations at October 1, 2022 and October 2, 2021 were $14.1 billion and $19.4 billion, respectively. Approximately 98% was vested as of both October 1, 2022 and October 2, 2021.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.5 billion and $0.7 billion, respectively, at October 1, 2022 and $2.1 billion and $0.9 billion, respectively, at October 2, 2021.
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
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at October 1, 2022 and October 2, 2021 are the same.
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

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of October 1, 2022
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$177	$—	$177	1%
Common and preferred stocks(1)	3,118	—	3,118	20%
Mutual funds	1,044	—	1,044	7%
Government and federal agency bonds, notes and MBS	2,061	293	2,354	15%
Corporate bonds	—	751	751	5%
Other mortgage- and asset-backed securities	—	84	84	1%
Derivatives and other, net	2	13	15	—%
Total investments in the fair value hierarchy	$6,402	$1,141	$7,543

Assets valued at NAV as a practical expedient:
Common collective funds			3,479	22%
Alternative investments			4,208	27%
Money market funds and other			240	2%
Total investments at fair value			$15,470	100%

	As of October 2, 2021
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$77	$—	$77	—%
Common and preferred stocks(1)	4,407	—	4,407	23%
Mutual funds	1,326	—	1,326	7%
Government and federal agency bonds, notes and MBS	2,437	349	2,786	15%
Corporate bonds	—	1,098	1,098	6%
Other mortgage- and asset-backed securities	—	96	96	1%
Derivatives and other, net	8	21	29	—%
Total investments in the fair value hierarchy	$8,255	$1,564	$9,819

Assets valued at NAV as a practical expedient:
Common collective funds			4,550	24%
Alternative investments			4,342	23%
Money market funds and other			254	1%
Total investments at fair value			$18,965	100%
(1)Includes 2.9 million shares of Company common stock valued at $273 million (2% of total plan assets) and 2.9 million shares valued at $489 million (3% of total plan assets) at October 1, 2022 and October 2, 2021, respectively.
Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At October 1, 2022, the total committed capital still uncalled and unpaid was $1.5 billion.
Plan Contributions
During fiscal 2022, the Company made $157 million of contributions to its pension and postretirement medical plans. The Company currently does not expect to make material pension and postretirement medical plan contributions in fiscal 2023. Final minimum funding requirements for fiscal 2023 will be determined based on a January 1, 2023 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2023.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2023	$720	$65
2024	727	69
2025	771	73
2026	815	78
2027	858	83
2028 – 2032	4,874	479
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

Equity Securities	6%	to	10%
Debt Securities	2%	to	5%
Alternative Investments	6%	to	11%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2022 actuarial valuation assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over nineteen years until reaching 4.00%.
Sensitivity — A one percentage point change in the discount rate and expected long-term rate of return on plan assets would have the following effects on the projected benefit obligations for pension and postretirement medical plans as of October 1, 2022 and on cost for fiscal 2023:

	Discount Rate		Expected Long-Term Rate of Return On Assets
Increase (decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense
1 percentage point decrease	$242	$2,342	$172
1 percentage point increase	(59)	(2,045)	(172)
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans:

	2022	2021	2020
Pension plans	$402	$289	$221
Health & welfare plans	401	272	217
Total contributions	$803	$561	$438
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 4% to 10% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. The Company also has defined contribution retirement plans for employees in our international operations. In fiscal 2022, 2021 and 2020, the costs of our domestic and international defined contribution plans were $325 million, $254 million and $242 million, respectively.
11Equity
The Company paid the following dividend in fiscal 2020:

Per Share	Total Paid	Payment Timing	Related to Fiscal Period
$0.88	$1.6 billion	Second Quarter of Fiscal 2020	Second Half 2019
The Company did not pay a dividend with respect to fiscal year 2021 and 2020 operations and has not declared or paid a dividend with respect to fiscal 2022 operations.
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Balance at September 28, 2019	$129	$(7,502)	$(1,086)	$(8,459)
Unrealized gains (losses) arising during the period	(57)	(2,468)	(2)	(2,527)
Reclassifications of net (gains) losses to net income	(263)	547	—	284
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Unrealized gains (losses) arising during the period	70	1,582	41	1,693
Reclassifications of net (gains) losses to net income	(31)	816	—	785
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Unrealized gains (losses) arising during the period	1,098	2,635	(967)	2,766
Reclassifications of net (gains) losses to net income	(142)	620	—	478
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Balance at September 28, 2019	$(29)	$1,756	$115	$1,842
Unrealized gains (losses) arising during the period	8	572	24	604
Reclassifications of net (gains) losses to net income	61	(127)	—	(66)
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Unrealized gains (losses) arising during the period	(8)	(358)	(50)	(416)
Reclassifications of net (gains) losses to net income	10	(190)	—	(180)
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Unrealized gains (losses) arising during the period	(254)	(608)	50	(812)
Reclassifications of net (gains) losses to net income	33	(144)	—	(111)
Balance at October 1, 2022	$(179)	$901	$139	$861

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Balance at September 28, 2019	$100	$(5,746)	$(971)	$(6,617)
Unrealized gains (losses) arising during the period	(49)	(1,896)	22	(1,923)
Reclassifications of net (gains) losses to net income	(202)	420	—	218
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Unrealized gains (losses) arising during the period	62	1,224	(9)	1,277
Reclassifications of net (gains) losses to net income	(21)	626	—	605
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Unrealized gains (losses) arising during the period	844	2,027	(917)	1,954
Reclassifications of net (gains) losses to net income	(109)	476	—	367
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Details about AOCI components reclassified to net income are as follows:

Gains (losses) in net income:	Affected line item in the Consolidated Statements of Operations:	2022	2021	2020
Market value adjustments, primarily cash flow hedges	Primarily revenue	$142	$31	$263
Estimated tax	Income taxes	(33)	(10)	(61)
		109	21	202

Pension and postretirement medical expense	Interest expense, net	(620)	(816)	(547)
Estimated tax	Income taxes	144	190	127
		(476)	(626)	(420)

Total reclassifications for the period		$(367)	$(605)	$(218)
12Equity-Based Compensation
Under various plans, the Company may grant stock options and other equity-based awards to executive, management and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs). Certain RSUs awarded to senior executives vest based upon the achievement of market or performance conditions (Performance RSUs).
Stock options are generally granted with a 10 year term at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a three-year period from the grant date (exercisable ratably over four-year period from the grant date for awards granted prior to fiscal 2021). At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. RSUs generally vest ratably over three years (four years for grants awarded prior to fiscal 2021) and Performance RSUs generally fully vest after three years, subject to achieving market or performance conditions. Equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of October 1, 2022, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 124 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 60 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
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
The weighted average assumptions used in the option-valuation model were as follows:

	2022	2021	2020
Risk-free interest rate	1.6%	1.2%	1.8%
Expected volatility	28%	30%	23%
Dividend yield	—%	0.03%	1.36%
Termination rate	5.8%	5.8%	5.8%
Exercise multiple	1.98	1.83	1.83
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
Compensation expense related to stock options and RSUs is as follows:

	2022	2021	2020
Stock option	$88	$95	$101
RSUs	889	505	424
Total equity-based compensation expense(1)	977	600	525
Tax impact	(221)	(136)	(118)
Reduction in net income	$756	$464	$407
Equity-based compensation expense capitalized during the period	$148	$112	$87
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.

The following table summarizes information about stock option transactions in fiscal 2022 (shares in millions):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18	$113.99
Awards forfeited	—	143.27
Awards granted	2	146.15
Awards exercised	(2)	69.05
Outstanding at end of year	18	$121.28
Exercisable at end of year	13	$111.01
The following tables summarize information about stock options vested and expected to vest at October 1, 2022 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$0	—	$55	1	$51.28	0.3
$56	—	$110	4	95.59	3.1
$111	—	$165	7	120.61	5.7
$166	—	$225	1	177.74	8.4
			13

			Expected to Vest
Range of Exercise Prices			Number of Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$95	—	$125	1	$109.61	6.7
$126	—	$155	3	148.36	8.1
$156	—	$185	1	173.44	8.4
			5
(1)Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions in fiscal 2022 (shares in millions):

	Units(3)	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	13	$151.61
Granted(1)	13	136.36
Vested	(7)	144.39
Forfeited	(1)	155.88
Unvested at end of year(2)	18	$144.00
(1)Includes 0.3 million Performance RSUs
(2)Includes 0.6 million Performance RSUs
(3)Excludes Performance RSUs for which vesting is subject to service conditions and the number of units vesting is subject to the discretion of the CEO. At October 1, 2022, the maximum number of these Performance RSUs that could be issued upon vesting is 0.1 million.
The weighted average grant-date fair values of options granted during fiscal 2022, 2021 and 2020 were $46.76, $57.05 and $36.19, respectively, and for RSUs were $136.36, $178.70 and $145.27, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2022, 2021 and 2020 totaled $982 million, $1,175 million and $989 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at October 1, 2022 were $50 million and $0 million, respectively.

As of October 1, 2022, unrecognized compensation cost related to unvested stock options and RSUs was $89 million and $1,707 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.2 years for stock options and 1.3 years for RSUs.
Cash received from option exercises for fiscal 2022, 2021 and 2020 was $127 million, $435 million and $305 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU vestings for fiscal 2022, 2021 and 2020 were approximately $219 million, $256 million and $220 million, respectively.
13Detail of Certain Balance Sheet Accounts

Current receivables	October 1, 2022	October 2, 2021

Accounts receivable	$10,811	$11,177
Other	1,999	2,360
Allowance for credit losses	(158)	(170)
	$12,652	$13,367

Parks, resorts and other property
Attractions, buildings and improvements	$33,795	$32,765
Furniture, fixtures and equipment	24,409	24,008
Land improvements	7,757	7,061
Leasehold improvements	1,037	1,058
	66,998	64,892
Accumulated depreciation	(39,356)	(37,920)
Projects in progress	4,814	4,521
Land	1,140	1,131
	$33,596	$32,624

Intangible assets
Character/franchise intangibles, copyrights and trademarks	$10,572	$10,572
MVPD agreements	8,058	8,089
Other amortizable intangible assets	4,045	4,303
Accumulated amortization	(9,630)	(7,641)
Net amortizable intangible assets	13,045	15,323
Indefinite lived intangible assets(1)	1,792	1,792
	$14,837	$17,115
(1)Indefinite lived intangible assets consist of ESPN, Pixar and Marvel trademarks and television FCC licenses.

Accounts payable and other accrued liabilities
Accounts and accrued payables	$16,205	$16,357
Payroll and employee benefits	3,447	3,482
Other	561	1,055
	$20,213	$20,894

Other long-term liabilities
Pension and postretirement medical plan liabilities	$1,940	$4,132
Operating and financing lease liabilities	3,239	3,229
Other	7,339	7,161
	$12,518	$14,522

14Commitments and Contingencies
Commitments
The Company has various contractual commitments for rights to sports, films and other programming, totaling approximately $75.7 billion, including approximately $2.6 billion for available programming as of October 1, 2022. The Company also has contractual commitments for the construction of two new cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives. Contractual commitments for sports programming rights, other programming rights and other commitments including cruise ships and creative talent are as follows:

Fiscal Year:	Sports Programming(1)	Other Programming	Other	Total
2023	$10,783	$3,815	$2,891	$17,489
2024	9,906	1,469	2,735	14,110
2025	10,222	977	1,747	12,946
2026	7,420	738	379	8,537
2027	6,528	554	153	7,235
Thereafter	22,745	585	2,628	25,958
	$67,604	$8,138	$10,533	$86,275
(1)Primarily relates to rights for NFL, college football (including bowl games and the College Football Playoff) and basketball, cricket, NBA, NHL, soccer, UFC, MLB, tennis, golf and Top Rank Boxing. Certain sports programming rights have payments that are variable based primarily on revenues and are not included in the table above. The Company has multi-year agreements to sublicense less than 5% of our sports right.
Legal Matters
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
15Leases
The Company’s operating leases primarily consist of real estate and equipment, including office space for general and administrative purposes, production facilities, land, cruise terminals, retail outlets and distribution centers for consumer products. The Company also has finance leases, primarily for broadcast equipment and land.
Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of October 1, 2022, our operating leases have a weighted-average remaining lease term of approximately 11 years, and our finance leases have a weighted-average remaining lease term of approximately 29 years. The weighted-average incremental borrowing rate is 2.7% and 6.5%, for our operating leases and finance leases, respectively. At October 1, 2022 total estimated future lease payments for non-cancelable leases agreements that have not commenced of approximately $832 million are excluded from the measurement of the right-of-use asset and lease liability.

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	October 1, 2022	October 2, 2021
Right-of-use assets(1)
Operating leases	$3,966	$3,895
Finance leases	303	336
Total right-of-use assets	4,269	4,231

Short-term lease liabilities(2)
Operating leases	614	637
Finance leases	37	41
	651	678
Long-term lease liabilities(3)
Operating leases	3,020	2,983
Finance leases	219	246
	3,239	3,229
Total lease liabilities	$3,890	$3,907
(1)Included in “Other assets” in the Consolidated Balance Sheet
(2)Included in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheet
(3)Included in “Other long-term liabilities” in the Consolidated Balance Sheet
The components of lease costs are as follows:

	2022	2021	2020
Finance lease cost
Amortization of right-of-use assets	$39	$42	$37
Interest on lease liabilities	15	20	16
Operating lease cost	796	853	899
Variable fees and other(1)	363	414	491
Total lease cost	$1,213	$1,329	$1,443
(1)Includes variable lease payments related to our operating and finance leases and costs of leases with initial terms of less than one year, net of sublease income
Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	2022	2021	2020
Operating cash flows for operating leases	$736	$925	$879
Operating cash flows for finance leases	15	20	16
Financing cash flows for finance leases	48	25	37
Total	$799	$970	$932

Future minimum lease payments, as of October 1, 2022, are as follows:

	Operating	Financing
Fiscal Year:
2023	$704	$52
2024	590	43
2025	523	38
2026	384	33
2027	272	27
Thereafter	2,072	423
Total undiscounted future lease payments	4,545	616
Less: Imputed interest	(910)	(360)
Total reported lease liability	$3,635	$256

16Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at October 1, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$308	$—	$—	$308
Derivatives
Interest rate	—	1	—	1
Foreign exchange	—	2,223	—	2,223
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(1,783)	—	(1,783)
Foreign exchange	—	(1,239)	—	(1,239)
Other	—	(31)	—	(31)
Other	—	(354)	—	(354)
Total recorded at fair value	$308	$(1,173)	$—	$(865)
Fair value of borrowings	$—	$42,509	$1,510	$44,019

	Fair Value Measurement at October 2, 2021
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$950	$—	$—	$950
Derivatives
Interest rate	—	186	—	186
Foreign exchange	—	707	—	707
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(287)	—	(287)
Foreign exchange	—	(618)	—	(618)
Other	—	(8)	—	(8)
Other	—	(375)	—	(375)
Total recorded at fair value	950	(385)	—	565
Fair value of borrowings	$—	$58,913	$1,411	$60,324
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
The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. In fiscal 2020, the Company recorded impairment charges for goodwill and intangible assets as disclosed in Note 18. The fair value of these assets was determined using estimated discounted future cash flows, which is a Level 3 valuation technique.
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of October 1, 2022, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings and maintains short-term liquidity needs in high quality money market funds. At October 1, 2022, the Company did not have balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at October 1, 2022 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.

17Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of October 1, 2022
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$864	$786	$(228)	$(350)
Interest rate	—	1	(1,783)	—
Other	10	—	(4)	—
Derivatives not designated as hedges
Foreign exchange	336	247	(374)	(287)
Other	—	—	(27)	—
Gross fair value of derivatives	1,210	1,034	(2,416)	(637)
Counterparty netting	(831)	(715)	1,070	476
Cash collateral (received) paid	(341)	(151)	1,282	96
Net derivative positions	$38	$168	$(64)	$(65)

	As of October 2, 2021
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$165	$240	$(122)	$(83)
Interest rate	—	186	(287)	—
Other	10	—	—	—
Derivatives not designated as hedges
Foreign exchange	183	119	(208)	(205)
Other	(8)	—	—	—
Gross fair value of derivatives	350	545	(617)	(288)
Counterparty netting	(301)	(360)	460	201
Cash collateral (received) paid	(3)	(51)	157	73
Net derivative positions	$46	$134	$—	$(14)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings indexed to LIBOR. As of October 1, 2022 and October 2, 2021, the total notional amount of the Company’s pay-floating interest rate swaps was $14.5 billion and $15.1 billion, respectively.

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Borrowings:
Current	$997	$505	$(3)	$5
Long-term	12,358	15,136	(1,733)	(103)
	$13,355	$15,641	$(1,736)	$(98)
The following amounts are included in “Interest expense, net” in the Consolidated Statements of Operations:

	2022	2021	2020
Gain (loss) on:
Pay-floating swaps	$(1,635)	$(603)	$479
Borrowings hedged with pay-floating swaps	1,635	603	(479)
Benefit associated with interest accruals on pay-floating swaps	31	143	28
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at October 1, 2022 or at October 2, 2021, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal 2022, 2021 and 2020 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of October 1, 2022 and October 2, 2021, the notional amounts of the Company’s net foreign exchange cash flow hedges were $7.4 billion and $6.9 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $704 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	2022	2021	2020
Gain (loss) recognized in Other Comprehensive Income	$1,093	$61	$(63)
Gain (loss) reclassified from AOCI into the Statement of Operations(1)	116	24	269
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact of the cross currency swaps is recorded to “Interest expense, net” to offset the foreign currency impact of the foreign currency denominated borrowing. As of October 1, 2022 and October 2, 2021, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($0.9 billion) and Canadian $1.3 billion ($1.0 billion), respectively.

The following amounts are included in “Interest expense, net” in the Consolidated Statements of Operations:

	2022	2021	2020
Gain (loss) on:
Cross currency swaps	$(84)	$47	$53
Borrowings hedged with cross currency swaps	84	(47)	(53)
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at October 1, 2022 and October 2, 2021 were $3.8 billion and $3.5 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Consolidated Statements of Operations:

	Costs and Expenses			Interest expense, net			Income Tax Expense
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Net gains (losses) on foreign currency denominated assets and liabilities	$(685)	$(30)	$10	$82	$(47)	$1	$212	$(7)	$(35)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	547	(83)	(56)	(82)	47	—	(208)	2	33
Net gains (losses)	$(138)	$(113)	$(46)	$—	$—	$1	$4	$(5)	$(2)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at October 1, 2022 and October 2, 2021 and related gains or losses recognized in earnings were not material for fiscal 2022, 2021 and 2020.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount of these contracts at both October 1, 2022 and October 2, 2021 was $0.4 billion, respectively. The related gains or losses recognized in earnings were not material for fiscal 2022, 2021 and 2020.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1,507 million and $244 million at October 1, 2022 and October 2, 2021, respectively.
18Restructuring and Impairment Charges
Goodwill and Intangible Asset Impairment
Prior to a reorganization of the Company’s operations in October 2020, a former segment, Direct-to-Consumer & International, included the International Channels reporting unit, which comprised the Company’s international television networks. In fiscal 2020, the Company tested this former reporting unit’s goodwill and long-lived assets (including intangible assets) for impairment. This resulted in non-cash impairment charges of $1.9 billion relating primarily to our MVPD agreement intangible assets and $3.1 billion to fully impair the reporting unit’s goodwill. These charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations in fiscal 2020.
As of October 1, 2022, the remaining balance of our international MVPD agreement intangible assets was $1.6 billion, primarily related to our channel businesses in Latin America and India.
TFCF Integration
The Company’s restructuring plan implemented in connection with the 2019 acquisition of TFCF to realize cost synergies was completed in fiscal 2021. To date, we have recorded restructuring charges primarily related to DMED of $1.8 billion including $1.4 billion related to severance (including employee contract terminations) and $0.3 billion of equity based compensation costs, primarily for TFCF awards that were accelerated to vest upon the closing of the acquisition.
The changes in restructuring reserves related to the TFCF integration, including amounts recorded in “Restructuring and impairment charges” in the Consolidated Statements of Operations in fiscal 2021 and 2020, are as follows (activity in fiscal 2022 and the balance at October 1, 2022 were not material):

Balance at September 28, 2019	$676
Additions in fiscal 2020	453
Payments in fiscal 2020	(772)
Balance at October 3, 2020	357
Additions in fiscal 2021	44
Payments in fiscal 2021	(351)
Balance at October 2, 2021	$50
Other
In fiscal 2022, the Company recorded charges of $0.2 billion, primarily due to asset impairments related to our businesses in Russia. In fiscal 2021, the Company recorded restructuring and impairment charges of $0.6 billion, primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe as well as severance at our parks and experiences businesses. In fiscal 2020, the Company recorded restructuring and impairment charges of $0.3 billion, primarily for severance at our parks and experiences businesses. These charges are reported in “Restructuring and impairment charges” in the Consolidated Statements of Operations.
19New Accounting Pronouncements
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
Accounting Pronouncements Not Yet Adopted
Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued guidance requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. The new guidance requires the disclosure of the nature of the transactions, the accounting for the transactions, and the effect of the transactions on the financial statements. The guidance is effective for annual periods beginning with the Company’s 2023 fiscal year. While the guidance will not have an effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption, the Company may need to disclose the effects on the financial statements of incentives related to the production of content, which is the most significant type of government assistance we receive.