Form 10-Q
period 2022-12-31
Walt Disney Co
filed 2023-02-08
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,826,807,227 shares of common stock outstanding as of February 1, 2023.

Cautionary Note on Forward-Looking Statements
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
Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments, asset acquisitions or dispositions, new or expanded business lines or cessation of certain operations), our execution of our business plans (including the content we create and IP we invest in, our pricing decisions, our cost structure and our management and other personnel decisions) or other business decisions, as well as from developments beyond the Company’s control, including:
•further deterioration in domestic and global economic conditions;
•deterioration in or pressures from competitive conditions, including competition to create or acquire content and competition for talent;
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
each such risk includes the current and future impacts of, and may be amplified by, COVID-19 and related mitigation efforts.
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
Additional factors include those described in our 2022 Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 31, 2022	January 1, 2022
Revenues:
Services	$20,997	$19,542
Products	2,515	2,277
Total revenues	23,512	21,819
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(14,781)	(13,161)
Cost of products (exclusive of depreciation and amortization)	(1,605)	(1,406)
Selling, general, administrative and other	(3,827)	(3,787)
Depreciation and amortization	(1,306)	(1,269)
Total costs and expenses	(21,519)	(19,623)
Restructuring and impairment charges	(69)	—
Other expense, net	(42)	(436)
Interest expense, net	(300)	(311)
Equity in the income of investees	191	239
Income from continuing operations before income taxes	1,773	1,688
Income taxes on continuing operations	(412)	(488)
Net income from continuing operations	1,361	1,200
Loss from discontinued operations, net of income tax benefit of $0 and $14, respectively	—	(48)
Net income	1,361	1,152
Net income from continuing operations attributable to noncontrolling interests	(82)	(48)
Net income attributable to Disney	$1,279	$1,104

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$0.70	$0.63
Discontinued operations	—	(0.03)
	$0.70	$0.60
Basic
Continuing operations	$0.70	$0.63
Discontinued operations	—	(0.03)
	$0.70	$0.61

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,827	1,828
Basic	1,825	1,819
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 31, 2022	January 1, 2022
Net income	$1,361	$1,152
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	(542)	50
Pension and postretirement medical plan adjustments	1	155
Foreign currency translation and other	227	(22)
Other comprehensive income (loss)	(314)	183
Comprehensive income	1,047	1,335
Net income from continuing operations attributable to noncontrolling interests	(82)	(48)
Other comprehensive loss attributable to noncontrolling interests	(45)	(19)
Comprehensive income attributable to Disney	$920	$1,268
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 31, 2022	October 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$8,470	$11,615
Receivables, net	13,993	12,652
Inventories	1,830	1,742
Content advances	1,300	1,890
Other current assets	1,319	1,199
Total current assets	26,912	29,098
Produced and licensed content costs	36,266	35,777
Investments	3,169	3,218
Parks, resorts and other property
Attractions, buildings and equipment	68,253	66,998
Accumulated depreciation	(40,641)	(39,356)
	27,612	27,642
Projects in progress	5,430	4,814
Land	1,158	1,140
	34,200	33,596
Intangible assets, net	14,347	14,837
Goodwill	77,867	77,897
Other assets	9,363	9,208
Total assets	$202,124	$203,631

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$18,149	$20,213
Current portion of borrowings	3,249	3,070
Deferred revenue and other	5,672	5,790
Total current liabilities	27,070	29,073
Borrowings	45,128	45,299
Deferred income taxes	8,236	8,363
Other long-term liabilities	12,812	12,518
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	8,743	9,499
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	56,579	56,398
Retained earnings	44,955	43,636
Accumulated other comprehensive loss	(4,478)	(4,119)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	96,149	95,008
Noncontrolling interests	3,986	3,871
Total equity	100,135	98,879
Total liabilities and equity	$202,124	$203,631
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 31, 2022	January 1, 2022
OPERATING ACTIVITIES
Net income from continuing operations	$1,361	$1,200
Depreciation and amortization	1,306	1,269
Net loss on investments and disposition of businesses	68	436
Deferred income taxes	(15)	726
Equity in the income of investees	(191)	(239)
Cash distributions received from equity investees	176	223
Net change in produced and licensed content costs and advances	558	507
Equity-based compensation	270	196
Pension and postretirement medical benefit cost amortization	1	155
Other, net	(232)	(7)
Changes in operating assets and liabilities:
Receivables	(1,423)	(1,401)
Inventories	(88)	(14)
Other assets	(443)	(115)
Accounts payable and other liabilities	(2,378)	(2,579)
Income taxes	56	(566)
Cash used in operations - continuing operations	(974)	(209)

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,181)	(981)
Other, net	(111)	(6)
Cash used in investing activities - continuing operations	(1,292)	(987)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	799	(124)
Borrowings	67	33
Reduction of borrowings	(1,000)	—
Sale of noncontrolling interest	178	—
Acquisition of redeemable noncontrolling interest	(900)	—
Other, net	(187)	(189)
Cash used in financing activities - continuing operations	(1,043)	(280)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	—	8
Cash used in financing activities - discontinued operations	—	(12)
Cash used in discontinued operations	—	(4)

Impact of exchange rates on cash, cash equivalents and restricted cash	164	(35)

Change in cash, cash equivalents and restricted cash	(3,145)	(1,515)
Cash, cash equivalents and restricted cash, beginning of period	11,661	16,003
Cash, cash equivalents and restricted cash, end of period	$8,516	$14,488
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income (loss)	—	—	1,279	(359)	—	920	(16)	904
Equity compensation activity	2	180	—	—	—	180	—	180
Contributions	—	—	—	—	—	—	178	178
Distributions and other	—	1	40	—	—	41	(47)	(6)
Balance at December 31, 2022	1,826	$56,579	$44,955	$(4,478)	$(907)	$96,149	$3,986	$100,135

Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income (loss)	—	—	1,104	164	—	1,268	(4)	1,264
Equity compensation activity	3	29	—	—	—	29	—	29
Contributions	—	—	—	—	—	—	29	29
Distributions and other	—	—	14	—	—	14	(37)	(23)
Balance at January 1, 2022	1,821	$55,500	$41,547	$(6,276)	$(907)	$89,864	$4,446	$94,310
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K.
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
Redeemable Noncontrolling Interests
The Company consolidates the results of Hulu LLC (Hulu), a direct-to-consumer (DTC) streaming service provider, which is owned 67% by the Company and 33% by NBC Universal (NBCU). In May 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. Under the agreement, beginning in January 2024, NBCU has the option to require the Company to purchase NBCU’s interest in Hulu and the Company has the option to require NBCU to sell its interest in Hulu to the Company, in either case at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s then equity fair value or a guaranteed floor value of $27.5 billion.
NBCU’s interest will generally not be allocated its portion of Hulu’s losses, if any, as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At December 31, 2022, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.7 billion, which is reported as “Redeemable noncontrolling interest” in the Condensed Consolidated Balance Sheets.
We are accreting NBCU’s interest in Hulu to its guaranteed floor value. In determining the redemption value, our estimate of Hulu’s equity fair value in January 2024 requires management to make significant judgments. If our estimate of the future fair value of Hulu’s equity increased above the guaranteed floor value, we would change our rate of accretion, which would generally increase the amount recorded in “Net income from continuing operations attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Condensed Consolidated Statements of Income.
At October 1, 2022, Major League Baseball (MLB) held a 15% redeemable noncontrolling interest in BAMTech LLC (BAMTech), which was recorded in the Company’s financial statements at $828 million. In November 2022, the Company purchased MLB’s redeemable noncontrolling interest for $900 million, resulting in $72 million recorded as an increase in “Net income from continuing operations attributable to noncontrolling interests” in the Condensed Consolidated Statements of Income.

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
Reclassifications
Certain reclassifications have been made in the fiscal 2022 financial statements and notes to conform to the fiscal 2023 presentation.
2.Segment Information
The Company’s operations are conducted in the Disney Media and Entertainment Distribution (DMED) and Disney Parks, Experiences and Products (DPEP) segments. Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer to allocate resources and assess performance.
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
Segment revenues and segment operating income (loss) are as follows:

	Quarter Ended
	December 31, 2022	January 1, 2022
Revenues:
Disney Media and Entertainment Distribution	$14,776	$14,585
Disney Parks, Experiences and Products	8,736	7,234
Total segment revenues	$23,512	$21,819
Segment operating income (loss):
Disney Media and Entertainment Distribution	$(10)	$808
Disney Parks, Experiences and Products	3,053	2,450
Total segment operating income(1)	$3,043	$3,258
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	December 31, 2022	January 1, 2022
Disney Media and Entertainment Distribution	$196	$245
Disney Parks, Experiences and Products	(2)	(3)
Equity in the income of investees included in segment operating income	194	242
Amortization of TFCF intangible assets related to equity investees	(3)	(3)
Equity in the income of investees, net	$191	$239

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended
	December 31, 2022	January 1, 2022
Segment operating income	$3,043	$3,258
Corporate and unallocated shared expenses	(280)	(228)
Restructuring and impairment charges	(69)	—
Other expense, net(1)	(42)	(436)
Interest expense, net	(300)	(311)
TFCF and Hulu acquisition amortization(2)	(579)	(595)
Income from continuing operations before income taxes	$1,773	$1,688
(1)See Note 4 for a discussion of amounts in other expense, net.
(2)For the quarter ended December 31, 2022 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $417 million, $159 million and $3 million, respectively. For the quarter ended January 1, 2022 amortization of intangible assets, step-up of film and television costs and intangibles related to TFCF equity investees were $435 million, $157 million, and $3 million, respectively.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	DMED	DPEP	Total
Balance at October 1, 2022	$72,347	$5,550	$77,897
Currency translation adjustments and other, net	(30)	—	(30)
Balance at December 31, 2022	$72,317	$5,550	$77,867
3.Revenues
The following table presents our revenues by segment and major source:

	Quarter Ended December 31, 2022			Quarter Ended January 1, 2022
	DMED	DPEP	Total	DMED	DPEP	Total
Affiliate fees	$4,242	$—	$4,242	$4,371	$—	$4,371
Subscription fees	4,240	—	4,240	3,598	—	3,598
Advertising	3,442	1	3,443	3,868	1	3,869
Theme park admissions	—	2,641	2,641	—	2,152	2,152
Resort and vacations	—	1,980	1,980	—	1,445	1,445
Retail and wholesale sales of merchandise, food and beverage	—	2,382	2,382	—	2,089	2,089
Merchandise licensing	—	1,143	1,143	—	1,119	1,119
TV/SVOD distribution licensing	979	—	979	1,396	—	1,396
Theatrical distribution licensing	1,140	—	1,140	529	—	529
Home entertainment	135	—	135	294	—	294
Other	598	589	1,187	529	428	957
	$14,776	$8,736	$23,512	$14,585	$7,234	$21,819

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended December 31, 2022			Quarter Ended January 1, 2022
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$12,018	$6,953	$18,971	$11,830	$5,711	$17,541
Europe	1,574	1,066	2,640	1,538	865	2,403
Asia Pacific	1,184	717	1,901	1,217	658	1,875
Total revenues	$14,776	$8,736	$23,512	$14,585	$7,234	$21,819

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended December 31, 2022, $0.3 billion was recognized related to performance obligations satisfied as of October 1, 2022. For the quarter ended January 1, 2022, $0.4 billion was recognized related to performance obligations satisfied as of October 2, 2021.
As of December 31, 2022, revenue for unsatisfied performance obligations expected to be recognized in the future is $15 billion, primarily for content and other IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, sports sublicensees, advertisers, and DTC wholesalers. Of this amount, we expect to recognize approximately $4 billion in the remainder of fiscal 2023, $4 billion in fiscal 2024, $3 billion in fiscal 2025 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
When the timing of the Company’s revenue recognition is different from the timing of customer payments, the Company recognizes either a contract asset (customer payment is subsequent to revenue recognition and subject to the Company satisfying additional performance obligations) or deferred revenue (customer payment precedes the Company satisfying the performance obligations). Consideration due under contracts with payment in arrears is recognized as accounts receivable. Deferred revenues are recognized as (or when) the Company performs under the contract. The Company’s contract assets and activity for the current and prior-year periods were not material.
Accounts receivable and deferred revenues from contracts with customers are as follows:

	December 31, 2022	October 1, 2022
Accounts receivable
Current	$12,222	$10,886
Non-current	1,193	1,226
Allowance for credit losses	(166)	(179)
Deferred revenues
Current	5,392	5,531
Non-current	908	927
For the quarter ended December 31, 2022, the Company recognized revenue of $3.4 billion that was included in the October 1, 2022 deferred revenue balance. For the quarter ended January 1, 2022, the Company recognized revenue of $1.9 billion that was included in the October 2, 2021 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/SVOD licenses.
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
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights (TV/SVOD licensing) and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of TV/SVOD licensing receivables recorded in other non-current assets was $0.6 billion at both December 31, 2022 and October 1, 2022. The balance of vacation club receivables recorded in other non-current assets was $0.6 billion at both December 31, 2022 and October 1, 2022. The allowance for credit losses and activity for the period ended December 31, 2022 was not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

4.Other Expense, net
Other expense, net is as follows:

	Quarter Ended
	December 31, 2022	January 1, 2022
DraftKings loss	$(70)	$(432)
Other, net	28	(4)
Other expense, net	$(42)	$(436)
In the current quarter, the Company recognized a $70 million non-cash loss to adjust its investment in DraftKings, Inc. (DraftKings) to fair value (DraftKings loss). In the prior-year quarter, the Company recorded a $432 million DraftKings loss.
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	December 31, 2022	October 1, 2022
Cash and cash equivalents	$8,470	$11,615
Restricted cash included in:
Other current assets	3	3
Other assets	43	43
Total cash, cash equivalents and restricted cash in the statement of cash flows	$8,516	$11,661
Borrowings
During the quarter ended December 31, 2022, the Company’s borrowing activity was as follows:

	October 1, 2022	Borrowings	Payments	Other Activity	December 31, 2022
Commercial paper with original maturities less than three months	$50	$362	$—	$1	$413
Commercial paper with original maturities greater than three months	1,612	1,151	(714)	10	2,059
U.S. dollar denominated notes	45,091	—	(1,000)	(33)	44,058
Asia Theme Parks borrowings	1,425	66	—	58	1,549
Foreign currency denominated debt and other(1)	191	1	—	106	298
	$48,369	$1,580	$(1,714)	$142	$48,377
(1)The other activity is primarily due to market value adjustments for debt with qualifying hedges.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

At December 31, 2022, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2023	$5,250	$—	$5,250
Facility expiring March 2025	3,000	—	3,000
Facility expiring March 2027	4,000	—	4,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at SOFR-based rates plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s ranging from 0.755% to 1.225%. The bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On December 31, 2022, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of December 31, 2022, the Company has $2.0 billion of outstanding letters of credit, of which none were issued under this facility.
Cruise Ship Credit Facilities
The Company has credit facilities to finance a significant portion of the contract price of two new cruise ships, which are scheduled to be delivered in fiscal 2025 and fiscal 2026. Under the facilities, $1.1 billion is available beginning in August 2023 and $1.1 billion is available beginning in August 2024. Each tranche of financing may be utilized within a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.80% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended
	December 31, 2022	January 1, 2022
Interest expense	$(465)	$(361)
Interest and investment income	79	34
Net periodic pension and postretirement benefit costs (other than service costs)	86	16
Interest expense, net	$(300)	$(311)
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	December 31, 2022	October 1, 2022
Cash and cash equivalents	$301	$280
Other current assets	179	137
Total current assets	480	417
Parks, resorts and other property	6,462	6,356
Other assets	161	161
Total assets	$7,103	$6,934

Current liabilities	$514	$468
Long-term borrowings	1,549	1,426
Other long-term liabilities	410	395
Total liabilities	$2,473	$2,289
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the quarter ended December 31, 2022:

Revenues	$996
Costs and expenses	(991)
Equity in the loss of investees	(2)
Asia Theme Parks’ royalty and management fees of $24 million for the quarter ended December 31, 2022 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the quarter ended December 31, 2022 were $195 million provided by operating activities, $292 million used in investing activities and $66 million provided by financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $155 million and $104 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.1 billion ($269 million), which bears interest at a rate of three month HIBOR plus 1.25%. The line of credit was increased to HK $2.7 billion ($346 million) in November 2022 and matures in December 2028. The outstanding balance under the line of credit at December 31, 2022 was $232 million. The Company’s line of credit is eliminated in consolidation.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $940 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. As of December 31, 2022, the total amount outstanding under the line of credit was 1.2 billion yuan (approximately $176 million). These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.4 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of December 31, 2022 the total amount outstanding under the line of credit was 1.6 billion yuan (approximately $233 million).
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of December 31, 2022			As of October 1, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$5,263	$13,358	$18,621	$4,639	$12,688	$17,327
Completed, not released	116	1,632	1,748	214	2,019	2,233
In-process	4,047	7,502	11,549	5,041	6,793	11,834
In development or pre-production	338	174	512	372	254	626
	$9,764	$22,666	32,430	$10,266	$21,754	32,020
Licensed content - Television programming rights and advances			5,136			5,647
Total produced and licensed content			$37,566			$37,667

Current portion			$1,300			$1,890
Non-current portion			$36,266			$35,777
Amortization of produced and licensed content is as follows:

	Quarter Ended
	December 31, 2022	January 1, 2022
Produced content
Predominantly monetized individually	$1,157	$1,033
Predominantly monetized as a group	2,160	1,618
	3,317	2,651
Licensed programming rights and advances	4,539	4,811
Total produced and licensed content costs(1)	$7,856	$7,462
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income.
8.Income Taxes
Unrecognized Tax Benefits
During the quarter ended December 31, 2022, the Company increased its gross unrecognized tax benefits (before interest and penalties) by $0.1 billion to $2.6 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.1 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

9.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Service costs	$65	$100	$1	$2
Other costs (benefits):
Interest costs	196	124	20	13
Expected return on plan assets	(288)	(293)	(15)	(15)
Amortization of previously deferred service costs	2	1	—	—
Recognized net actuarial loss	5	147	(6)	7
Total other costs (benefits)	(85)	(21)	(1)	5
Net periodic benefit cost (income)	$(20)	$79	$—	$7
During the quarter ended December 31, 2022, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2023. Final minimum funding requirements for fiscal 2023 will be determined based on a January 1, 2023 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2023.
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

	Quarter Ended
	December 31, 2022	January 1, 2022
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,825	1,819
Weighted average dilutive impact of Awards	2	9
Weighted average number of common and common equivalent shares outstanding (diluted)	1,827	1,828
Awards excluded from diluted earnings per share	26	4

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.Equity
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
First quarter of fiscal 2023
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Quarter Ended December 31, 2022:
Unrealized gains (losses) arising during the period	(475)	—	146	(329)
Reclassifications of realized net (gains) losses to net income	(218)	1	42	(175)
Balance at December 31, 2022	$111	$(3,769)	$(1,826)	$(5,484)

First quarter of fiscal 2022
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Quarter Ended January 1, 2022:
Unrealized gains (losses) arising during the period	87	47	(37)	97
Reclassifications of realized net (gains) losses to net income	(18)	155	—	137
Balance at January 1, 2022	$(83)	$(6,823)	$(1,084)	$(7,990)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
First quarter of fiscal 2023
Balance at October 1, 2022	$(179)	$901	$139	$861
Quarter Ended December 31, 2022:
Unrealized gains (losses) arising during the period	100	—	8	108
Reclassifications of realized net (gains) losses to net income	51	—	(14)	37
Balance at December 31, 2022	$(28)	$901	$133	$1,006

First quarter of fiscal 2022
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Quarter Ended January 1, 2022:
Unrealized gains (losses) arising during the period	(23)	(11)	(4)	(38)
Reclassifications of realized net (gains) losses to net income	4	(36)	—	(32)
Balance at January 1, 2022	$23	$1,606	$85	$1,714

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
First quarter of fiscal 2023
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Quarter Ended December 31, 2022:
Unrealized gains (losses) arising during the period	(375)	—	154	(221)
Reclassifications of realized net (gains) losses to net income	(167)	1	28	(138)
Balance at December 31, 2022	$83	$(2,868)	$(1,693)	$(4,478)

First quarter of fiscal 2022
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Quarter Ended January 1, 2022:
Unrealized gains (losses) arising during the period	64	36	(41)	59
Reclassifications of realized net (gains) losses to net income	(14)	119	—	105
Balance at January 1, 2022	$(60)	$(5,217)	$(999)	$(6,276)
Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended
		December 31, 2022	January 1, 2022
Market value adjustments, primarily cash flow hedges	Primarily revenue	$218	$18
Estimated tax	Income taxes	(51)	(4)
		167	14

Pension and postretirement medical expense	Interest expense, net	(1)	(155)
Estimated tax	Income taxes	—	36
		(1)	(119)

Foreign currency translation and other	Restructuring and impairment charges	(42)	—
Estimated tax	Income taxes	14	—
		(28)	—
Total reclassifications for the period		$138	$(105)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 31, 2022	January 1, 2022
Stock options	$19	$24
RSUs	251	172
Total equity-based compensation expense(1)	$270	$196
Equity-based compensation expense capitalized during the period	$36	$30
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $119 million and $2.2 billion, respectively, as of December 31, 2022.
During the quarter ended December 31, 2022 and January 1, 2022, the weighted average grant date fair values for options granted were $34.71 and $47.66, respectively, and for RSUs were $91.89 and $149.95, respectively.
During the quarter ended December 31, 2022, the Company made equity compensation grants consisting of 1.5 million stock options and 9.4 million RSUs.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$240	$—	$—	$240
Derivatives
Foreign exchange	—	1,133	—	1,133
Other	—	9	—	9
Liabilities
Derivatives
Interest rate	—	(1,722)	—	(1,722)
Foreign exchange	—	(834)	—	(834)
Other	—	(17)	—	(17)
Other	—	(436)	—	(436)
Total recorded at fair value	$240	$(1,867)	$—	$(1,627)
Fair value of borrowings	$—	$43,364	$1,639	$45,003

	Fair Value Measurement at October 1, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$308	$—	$—	$308
Derivatives
Interest rate	—	1	—	1
Foreign exchange	—	2,223	—	2,223
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(1,783)	—	(1,783)
Foreign exchange	—	(1,239)	—	(1,239)
Other	—	(31)	—	(31)
Other	—	(354)	—	(354)
Total recorded at fair value	$308	$(1,173)	$—	$(865)
Fair value of borrowings	$—	$42,509	$1,510	$44,019
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of December 31, 2022
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$559	$365	$(234)	$(221)
Interest rate	—	—	(1,722)	—
Other	8	1	(3)	—
Derivatives not designated as hedges
Foreign exchange	208	1	(378)	(1)
Other	—	—	(14)	—
Gross fair value of derivatives	775	367	(2,351)	(222)
Counterparty netting	(653)	(264)	804	113
Cash collateral (received) paid	(63)	(22)	1,491	72
Net derivative positions	$59	$81	$(56)	$(37)

	As of October 1, 2022
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$864	$786	$(228)	$(350)
Interest rate	—	1	(1,783)	—
Other	10	—	(4)	—
Derivatives not designated as hedges
Foreign exchange	336	247	(374)	(287)
Other	—	—	(27)	—
Gross fair value of derivatives	1,210	1,034	(2,416)	(637)
Counterparty netting	(831)	(715)	1,070	476
Cash collateral (received) paid	(341)	(151)	1,282	96
Net derivative positions	$38	$168	$(64)	$(65)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings indexed to LIBOR. The total notional amount of the Company’s pay-floating interest rate swaps at both December 31, 2022 and October 1, 2022, was $13.5 billion and $14.5 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	December 31, 2022	October 1, 2022	December 31, 2022	October 1, 2022
Borrowings:
Current	$—	$997	$—	$(3)
Long-term	12,465	12,358	(1,666)	(1,733)
	$12,465	$13,355	$(1,666)	$(1,736)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	December 31, 2022	January 1, 2022
Gain (loss) on:
Pay-floating swaps	$71	$(178)
Borrowings hedged with pay-floating swaps	(71)	178
Benefit (expense) associated with interest accruals on pay-floating swaps	(95)	37
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 31, 2022 or at October 1, 2022, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarter ended December 31, 2022 and January 1, 2022 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 31, 2022 and October 1, 2022, the notional amounts of the Company’s net foreign exchange cash flow hedges were $7.3 billion and $7.4 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $317 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended
	December 31, 2022	January 1, 2022
Gain (loss) recognized in Other Comprehensive Income	$(502)	$79
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	222	13
(1)Primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of December 31, 2022 and October 1, 2022, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($0.9 billion), respectively. The related gains or losses recognized in earnings were not material for the quarters ended December 31, 2022 and January 1, 2022.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at December 31, 2022 and October 1, 2022 were $4.2 billion and $3.8 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net gains (losses) on foreign currency denominated assets and liabilities	$145	$(63)	$(18)	$1	$(88)	$8
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(213)	33	18	—	70	(8)
Net gains (losses)	$(68)	$(30)	$—	$1	$(18)	$—
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at December 31, 2022 and October 1, 2022 and related gains or losses recognized in earnings for the quarter and quarter ended December 31, 2022 and January 1, 2022 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at December 31, 2022 and October 1, 2022 were $0.4 billion and $0.4 billion, respectively. The related gains or losses recognized in earnings were not material for the quarters ended December 31, 2022 and January 1, 2022.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1.7 billion and $1.5 billion on December 31, 2022 and October 1, 2022, respectively.
16.Restructuring and Impairment Charges
For the quarter ended December 31, 2022, the Company recognized restructuring charges of $69 million related to exiting our businesses in Russia. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

17.New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued guidance requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. The new guidance requires the disclosure of the nature of the transactions, the accounting for the transactions, and the effect of the transactions on the financial statements. The guidance is effective for annual periods beginning with the Company’s 2023 fiscal year. While the guidance will not have an effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption, in the fourth quarter of fiscal 2023, the Company may need to disclose the effects on the financial statements of incentives related to the production of content, which are the most significant type of government assistance we receive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNIFICANT DEVELOPMENTS
Leadership Change and Pending Restructuring
As previously announced, on November 20, 2022, Robert A. Iger returned to the Company as Chief Executive Officer (“CEO”) and Director. Mr. Iger previously spent more than four decades at the Company, including 15 years as CEO. In announcing Mr. Iger’s appointment, the Company noted he has agreed to serve as CEO for two years, with a mandate from the Company’s Board of Directors “to set the strategic direction for renewed growth and to work closely with the Board in developing a successor to lead the Company at the completion of his term.”
As contemplated by the leadership change announcement, Mr. Iger formed a committee to advise him on a new organizational structure and operational changes within the Company to address the Board’s goals. Upon implementation of these changes and related changes to our financial processes, we expect to report our operating segments differently than we do in this report. In addition, the new organizational structure and operational changes may result in material restructuring and impairment charges.
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
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)
(in millions, except per share data)	December 31, 2022	January 1, 2022
Revenues:
Services	$20,997	$19,542	7%
Products	2,515	2,277	10%
Total revenues	23,512	21,819	8%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(14,781)	(13,161)	(12) %
Cost of products (exclusive of depreciation and amortization)	(1,605)	(1,406)	(14) %
Selling, general, administrative and other	(3,827)	(3,787)	(1) %
Depreciation and amortization	(1,306)	(1,269)	(3) %
Total costs and expenses	(21,519)	(19,623)	(10) %
Restructuring and impairment charges	(69)	—	nm
Other expense, net	(42)	(436)	90%
Interest expense, net	(300)	(311)	4%
Equity in the income of investees	191	239	(20) %
Income from continuing operations before income taxes	1,773	1,688	5%
Income taxes on continuing operations	(412)	(488)	16%
Net income from continuing operations	1,361	1,200	13%
Loss from discontinued operations, net of income tax benefit of $0 and $14, respectively	—	(48)	100%
Net income	1,361	1,152	18%
Net income from continuing operations attributable to noncontrolling interests	(82)	(48)	(71) %
Net income attributable to Disney	$1,279	$1,104	16%
Diluted earnings per share from continuing operations attributable to Disney	$0.70	$0.63	11%

CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 8%, or $1.7 billion, to $23.5 billion; net income attributable to Disney increased to $1.3 billion from $1.1 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) increased to $0.70 from $0.63 in the prior-year quarter. The EPS increase for the quarter was due to growth in operating income at DPEP, lower investment losses and a lower effective income tax rate, partially offset by a decrease in operating income at DMED.
Revenues
Service revenues for the quarter increased 7%, or $1.5 billion, to $21.0 billion due to growth at our theme parks and resorts, higher DTC subscription revenue and an increase in theatrical distribution revenue. The increase at theme parks and resorts was due to higher volumes and guest spending growth. The increase in DTC subscription revenue was due to subscriber growth and higher rates. These increases were partially offset by decreased TV/SVOD distribution revenue and lower advertising revenue. Service revenues reflected an approximate 2 percentage point decrease due to the movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact).
Product revenues for the quarter increased 10%, or $0.2 billion, to $2.5 billion due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts, partially offset by lower home entertainment volumes. Product revenues reflected an approximate 3 percentage point decrease due to an unfavorable Foreign Exchange Impact.
Costs and expenses
Cost of services for the quarter increased 12%, or $1.6 billion, to $14.8 billion due to higher programming and production costs and, to a lesser extent, increased volumes at our theme parks and resorts and higher technical support costs at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Direct-to-Consumer and increased production cost amortization resulting from higher theatrical revenue, partially offset by decreased sports programming costs and lower production cost amortization resulting from lower TV/SVOD distribution revenue. Costs of services reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Cost of products for the quarter increased 14%, or $0.2 billion, to $1.6 billion due to higher merchandise, food and beverage sales at our theme parks and resorts, partially offset by a decrease in home entertainment volumes. Costs of products reflected an approximate 2 percentage point decrease due to a favorable Foreign Exchange Impact.
Selling, general, administrative and other costs increased 1% to $3.8 billion.
Depreciation and amortization increased 3% to $1.3 billion due to higher depreciation at our domestic theme parks and resorts.
Restructuring and impairment charges
In the current quarter, the Company recorded charges of $69 million related to exiting our businesses in Russia.
Other expense, net
The current quarter includes a DraftKings loss of $70 million, partially offset by a $28 million gain on the sale of a business. The prior-year quarter included a DraftKings loss of $432 million.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	December 31, 2022	January 1, 2022	% Change Better (Worse)
Interest expense	$(465)	$(361)	(29) %
Interest income, investment income and other	165	50	>100%
Interest expense, net	$(300)	$(311)	4%
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The increase in interest income, investment income and other resulted from a favorable comparison of pension and postretirement benefit costs, other than service cost, and higher interest income on cash balances.
Equity in the Income of Investees
Income from equity investees decreased $48 million, to $191 million from $239 million, due to lower income from A+E Television Networks.
Effective Income Tax Rate

	Quarter Ended
	December 31, 2022	January 1, 2022
Income from continuing operations before income taxes	$1,773	$1,688
Income tax on continuing operations	412	488
Effective income tax rate - continuing operations	23.2%	28.9%
The decrease in the effective income tax rate was due to the impact of adjustments related to prior years, which was favorable in the current quarter and unfavorable in the prior-year quarter. This impact was partially offset by the tax effect of employee share-based awards, which had an unfavorable impact in the current quarter and favorable impact in the prior-year quarter.
Noncontrolling Interests

	Quarter Ended
(in millions)	December 31, 2022	January 1, 2022	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(82)	$(48)	(71) %
The increase in net income from continuing operations attributable to noncontrolling interests was primarily due to the purchase of MLB’s 15% interest in BAMTech and lower losses at our DTC sports business, partially offset by higher losses at Shanghai Disney Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Certain Items Impacting Results in the Quarter
Results for the quarter ended December 31, 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $579 million
•Restructuring and impairment charges of $69 million
•Other expense, net of $42 million due to the DraftKings loss of $70 million, partially offset by a $28 million gain on the sale of a business
Results for the quarter ended January 1, 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $595 million
•Other expense, net of $436 million due to the DraftKings loss of $432 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended December 31, 2022:
TFCF and Hulu acquisition amortization	$(579)	$135	$(444)	$(0.24)
Restructuring and impairment charges	(69)	8	(61)	(0.03)
Other expense, net	(42)	16	(26)	(0.01)
Total	$(690)	$159	$(531)	$(0.29)

Quarter Ended January 1, 2022:
TFCF and Hulu acquisition amortization	$(595)	$139	$(456)	$(0.24)
Other expense, net	(436)	102	(334)	(0.18)
Total	$(1,031)	$241	$(790)	$(0.43)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 31, 2022 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
The following table reconciles income from continuing operations before income taxes to total segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Income from continuing operations before income taxes	$1,773	$1,688	5%
Add:
Corporate and unallocated shared expenses	280	228	(23) %
Restructuring and impairment charges	69	—	nm
Other expense, net	42	436	90%
Interest expense, net	300	311	4%
TFCF and Hulu acquisition amortization	579	595	3%
Total segment operating income	$3,043	$3,258	(7) %
The following is a summary of segment revenue and operating income (loss):

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Segment Revenues:
Disney Media and Entertainment Distribution	$14,776	$14,585	1%
Disney Parks, Experiences and Products	8,736	7,234	21%
	$23,512	$21,819	8%
Segment operating income (loss):
Disney Media and Entertainment Distribution	$(10)	$808	nm
Disney Parks, Experiences and Products	3,053	2,450	25%
	$3,043	$3,258	(7) %
Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Disney Media and Entertainment Distribution	$164	$153	(7) %
Disney Parks, Experiences and Products
Domestic	452	398	(14) %
International	164	168	2%
Total Disney Parks, Experiences and Products	616	566	(9) %
Corporate	48	48	— %
Total depreciation expense	$828	$767	(8) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Disney Media and Entertainment Distribution	$34	$40	15%
Disney Parks, Experiences and Products	27	27	— %
TFCF and Hulu intangible assets	417	435	4%
Total amortization of intangible assets	$478	$502	5%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Revenues:
Linear Networks	$7,293	$7,706	(5) %
Direct-to-Consumer	5,307	4,690	13%
Content Sales/Licensing and Other	2,460	2,433	1%
Elimination of Intrasegment Revenue(1)	(284)	(244)	(16) %
	$14,776	$14,585	1%
Segment operating income (loss):
Linear Networks	$1,255	$1,499	(16) %
Direct-to-Consumer	(1,053)	(593)	(78) %
Content Sales/Licensing and Other	(212)	(98)	>(100) %
	$(10)	$808	nm
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Revenues
Affiliate fees	$4,526	$4,615	(2) %
Advertising	2,498	2,839	(12) %
Other	269	252	7%
Total revenues	7,293	7,706	(5) %
Operating expenses	(5,409)	(5,656)	4%
Selling, general, administrative and other	(803)	(755)	(6) %
Depreciation and amortization	(22)	(38)	42%
Equity in the income of investees	196	242	(19) %
Operating Income	$1,255	$1,499	(16) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Domestic Channels	$3,885	$3,862	1%
International Channels	641	753	(15) %
	$4,526	$4,615	(2) %
The increase in affiliate revenue at the Domestic Channels reflected an increase of 6% from higher contractual rates, partially offset by a decrease of 5% from fewer subscribers.
The decrease in affiliate revenue at the International Channels was due to decreases of 10% from an unfavorable Foreign Exchange Impact and 8% from fewer subscribers resulting from channel closures in Latin America and Europe. These decreases were partially offset by an increase of 3% from higher contractual rates.
Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Cable	$1,205	$1,293	(7) %
Broadcasting	882	900	(2) %
Domestic Channels	2,087	2,193	(5) %
International Channels	411	646	(36) %
	$2,498	$2,839	(12) %
The decrease in Cable advertising revenue was due to decreases of 5% from rates and 2% from impressions, which reflected lower average viewership.
The decrease in Broadcasting advertising revenue was driven by a decrease of 10% from fewer impressions at ABC, partially offset by increases of 7% from the owned television stations and 2% from higher rates at ABC. Fewer impressions at ABC reflected lower average viewership and, to a lesser extent, fewer units delivered. The increase at the owned television stations was due to higher political advertising.
The decline in International Channels advertising revenue was due to decreases of 14% from fewer impressions, reflecting a decrease in average viewership, 13% from lower rates and 9% from an unfavorable Foreign Exchange Impact. The decrease in average viewership reflected no Indian Premier League (IPL) cricket matches aired in the current quarter compared to thirteen matches aired in the prior-year quarter as matches shifted from fiscal 2021 into fiscal 2022 due to COVID-19. IPL matches typically occur in the second and third quarters of our fiscal year.
Other revenue increased $17 million, to $269 million from $252 million, due to a favorable Foreign Exchange Impact and higher sub-licensing fees from International Cricket Council (ICC) T20 World Cup cricket matches in the current quarter compared to the prior-year quarter.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Cable	$(3,409)	$(3,583)	5%
Broadcasting	(813)	(800)	(2) %
Domestic Channels	(4,222)	(4,383)	4%
International Channels	(781)	(894)	13%
	$(5,003)	$(5,277)	5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Programming and production costs at Cable decreased primarily due to lower NFL and College Football Playoff (CFP) rights costs, partially offset by an increase in sports production costs. The decline in NFL rights expense reflected the timing of costs under our new agreement compared to the prior NFL agreement. The decrease in costs for CFP programming was due to the timing of the CFP games relative to our fiscal periods, partially offset by contractual rate increases. The current quarter included two host games and two semi-final games compared to four host games and two semi-final games in the prior-year quarter.
Programming and production costs at the International Channels decreased due to lower sports programming costs, a favorable Foreign Exchange Impact and the impact of channel closures. Lower sports programming costs were due to the comparison to thirteen IPL cricket matches in the prior-year quarter and lower costs for ICC cricket matches in the current quarter compared to the prior-year quarter, partially offset by an increase in sports production costs and costs for new soccer rights.
Selling, general administrative and other costs increased $48 million, to $803 million from $755 million, primarily due to higher overhead costs and an unfavorable Foreign Exchange Impact, partially offset by a gain on the sale of an interest in our X Games business and lower marketing costs at ABC.
Depreciation and amortization decreased $16 million, to $22 million from $38 million primarily due to lower depreciation at the International Channels and the transfer of technology assets and related depreciation between Linear Networks and Content Sales/Licensing and Other.
Equity in the Income of Investees
Income from equity investees decreased $46 million, to $196 million from $242 million, due to lower income from A+E Television Networks attributable to lower advertising revenues and higher programming costs.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $244 million, to $1,255 million from $1,499 million, due to a decrease at the International Channels and lower income from our equity investees, partially offset by an increase at Cable.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Supplemental revenue detail
Domestic Channels	$6,066	$6,152	(1) %
International Channels	1,227	1,554	(21) %
	$7,293	$7,706	(5) %
Supplemental operating income detail
Domestic Channels	$928	$888	5%
International Channels	131	369	(64) %
Equity in the income of investees	196	242	(19) %
	$1,255	$1,499	(16) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Revenues
Subscription fees	$4,240	$3,598	18%
Advertising	897	980	(8) %
TV/SVOD distribution and other	170	112	52%
Total revenues	5,307	4,690	13%
Operating expenses	(5,108)	(3,922)	(30) %
Selling, general, administrative and other	(1,156)	(1,275)	9%
Depreciation and amortization	(96)	(86)	(12) %
Operating Loss	$(1,053)	$(593)	(78) %
Revenues
Growth in subscription fees reflected increases of 19% from higher subscribers and 3% from higher rates, partially offset by a decrease of 4% from an unfavorable Foreign Exchange Impact. The increase in subscribers was due to growth at Disney+ and, to a lesser extent, at Hulu and ESPN+. Higher rates were attributable to increases in retail pricing at Hulu and, to a lesser extent, at ESPN+.
Lower advertising revenue reflected a decrease of 10% from fewer impressions due to decreases at Hulu and, to a lesser extent, Disney+, partially offset by an increase of 4% from higher rates due to an increase at Hulu.
The increase in TV/SVOD distribution and other revenue was due to a favorable Foreign Exchange Impact.
The following tables present additional information about our Disney+, ESPN+ and Hulu DTC product offerings(1).
Paid subscribers(2) as of:

(in millions)	December 31, 2022	January 1, 2022	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	46.6	42.9	9%
International (excluding Disney+ Hotstar)(3)	57.7	41.1	40%
Disney+ Core(4)	104.3	84.0	24%
Disney+ Hotstar	57.5	45.9	25%
Total Disney+(4)	161.8	129.8	25%

ESPN+	24.9	21.3	17%

Hulu
SVOD Only	43.5	40.9	6%
Live TV + SVOD	4.5	4.3	5%
Total Hulu(4)	48.0	45.3	6%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber(5) for the quarter ended:

			% Change Better (Worse)
	December 31, 2022	January 1, 2022
Disney+
Domestic (U.S. and Canada)	$5.95	$6.68	(11) %
International (excluding Disney+ Hotstar)(3)	5.62	5.96	(6) %
Disney+ Core	5.77	6.33	(9) %
Disney+ Hotstar	0.74	1.03	(28) %
Global Disney+	3.93	4.41	(11) %

ESPN+	5.53	5.16	7%

Hulu
SVOD Only	12.46	12.96	(4) %
Live TV + SVOD	87.90	87.01	1%
(1)In the U.S., Disney+, ESPN+ and Hulu SVOD Only are each offered as a standalone service or together as part of various multi-product offerings. Hulu Live TV + SVOD includes Disney+ and ESPN+. Disney+ is available in more than 150 countries and territories outside the U.S. and Canada. In India and certain other Southeast Asian countries, the service is branded Disney+ Hotstar. In certain Latin American countries, we offer Disney+ as well as Star+, a general entertainment SVOD service, which is available on a standalone basis or together with Disney+ (Combo+). Depending on the market, our services can be purchased on our websites or through third-party platforms/apps or are available via wholesale arrangements.
(2)Reflects subscribers for which we recognized subscription revenue. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to multi-product offerings in the U.S. are counted as a paid subscriber for each service included in the multi-product offering and subscribers to Hulu Live TV + SVOD are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ services. In Latin America, if a subscriber has either the standalone Disney+ or Star+ service or subscribes to Combo+, the subscriber is counted as one Disney+ paid subscriber. Subscribers include those who receive a service through wholesale arrangements including those for which we receive a fee for the distribution of the service to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
(3)Includes the Disney+ service outside the U.S. and Canada and the Star+ service in Latin America.
(4)Total may not equal the sum of the column due to rounding.
(5)Average monthly revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Premier Access and Pay-Per-View revenue. The average revenue per paid subscriber is net of discounts on offerings that carry more than one service. Revenue is allocated to each service based on the relative retail price of each service on a standalone basis. Hulu Live TV + SVOD revenue is allocated to the SVOD services based on the wholesale price of the Hulu SVOD Only, Disney+ and ESPN+ multi-product offering. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third-party platforms.
The average monthly revenue per paid subscriber for domestic Disney+ decreased from $6.68 to $5.95 due to a higher mix of subscribers to multi-product offerings, partially offset by an increase in retail pricing.
The average monthly revenue per paid subscriber for international Disney+ (excluding Disney+ Hotstar) decreased from $5.96 to $5.62 primarily due to an unfavorable Foreign Exchange Impact and a higher mix of subscribers in lower-priced markets, partially offset by a lower mix of wholesale subscribers.
The average monthly revenue per paid subscriber for Disney+ Hotstar decreased from $1.03 to $0.74 due to lower per-subscriber advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The average monthly revenue per paid subscriber for ESPN+ increased from $5.16 to $5.53 due to an increase in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings and lower per-subscriber advertising revenue.
The average monthly revenue per paid subscriber for the Hulu SVOD Only service decreased from $12.96 to $12.46 primarily due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product offerings, partially offset by increases in retail pricing.
The average monthly revenue per paid subscriber for the Hulu Live TV + SVOD service increased from $87.01 to $87.90 due to increases in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Programming and production costs
Disney+	$(1,681)	$(920)	(83) %
Hulu	(2,106)	(1,832)	(15) %
ESPN+ and other	(395)	(427)	7%
Total programming and production costs	(4,182)	(3,179)	(32) %
Other operating expense	(926)	(743)	(25) %
	$(5,108)	$(3,922)	(30) %
The increase in programming and production costs at Disney+ was due to more content provided on the service and higher average costs per hour, which included an increased mix of original content.
Higher programming and production costs at Hulu were attributable to increased subscriber-based fees for programming the Live TV service, more content provided on the service and higher average costs per hour. Higher subscriber-based fees for programming the Live TV service resulted from rate increases and an increase in the number of subscribers.
The decrease in programming and production costs at ESPN+ and other was primarily due to fewer docuseries and lower costs for soccer and hockey programming, partially offset by higher costs for golf programming. A greater percentage of soccer and hockey games were aired or simulcast at Linear Networks compared to the prior-year quarter.
Other operating expenses increased primarily due to higher technology and distribution costs at Disney+ reflecting growth in existing markets and, to a lesser extent, expansion to new markets.
Selling, general, administrative and other costs decreased $119 million, to $1,156 million from $1,275 million, due to lower marketing costs at Disney+.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer increased $460 million, to $1,053 million from $593 million, due to a higher loss at Disney+ and a decrease in results at Hulu, partially offset by improved results at ESPN+.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Revenues
TV/SVOD distribution	$762	$1,195	(36) %
Theatrical distribution	1,140	529	>100%
Home entertainment	135	294	(54) %
Other	423	415	2%
Total revenues	2,460	2,433	1%
Operating expenses	(1,855)	(1,625)	(14) %
Selling, general, administrative and other	(737)	(840)	12%
Depreciation and amortization	(80)	(69)	(16) %
Equity in the income of investees	—	3	(100) %
Operating Loss	$(212)	$(98)	>(100) %
Revenues
The decrease in TV/SVOD distribution revenue was from lower sales of both film and episodic television content driven by lower volumes reflecting the shift from licensing content to third parties to distributing it on our DTC services. Lower sales of episodic television content were also due to non-returning series sold in the prior-year quarter and a license of animated series in the prior-year quarter.
The increase in theatrical distribution revenue was due to the performance of Avatar: The Way of Water and Black Panther: Wakanda Forever in the current quarter compared to Eternals, Encanto and the co-produced title Spider-Man: No Way Home in the prior-year quarter. Other titles released in the current quarter included The Menu and Strange World, while other titles released in the prior-year quarter included Ron’s Gone Wrong, West Side Story, The King’s Man and The French Dispatch.
The decrease in home entertainment revenue was primarily due to lower unit sales of new release titles, reflecting fewer releases, and, to a lesser extent, catalog titles.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Programming and production costs	$(1,486)	$(1,260)	(18) %
Cost of goods sold and distribution costs	(369)	(365)	(1) %
	$(1,855)	$(1,625)	(14) %
The increase in programming and production costs was primarily due to higher production cost amortization driven by an increase in theatrical revenue, partially offset by a decrease due to lower TV/SVOD distribution revenue.
Selling, general, administrative and other costs decreased $103 million, to $737 million from $840 million, resulting from lower theatrical marketing costs reflecting fewer titles released, partially offset by higher overhead costs.
Depreciation and amortization increased $11 million, to $80 million from $69 million, primarily due to increased investment in technology assets and the transfer of technology assets and related depreciation from Linear Networks.
Operating Loss from Content Sales/Licensing and Other
Operating loss from Content Sales/Licensing and Other increased $114 million, to $212 million from $98 million, due to lower TV/SVOD distribution results, higher overhead costs and a decrease in home entertainment distribution results, partially offset by higher theatrical distribution results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
TFCF and Hulu acquisition amortization(1)	$(577)	$(593)	3%
Restructuring and impairment charges(2)	(69)	—	nm
Gain on sale of a business	28	—	nm
(1)In the current quarter, amortization of step-up on film and television costs was $159 million and amortization of intangible assets was $415 million. In the prior-year quarter, amortization of step-up on film and television costs was $157 million and amortization of intangible assets was $433 million.
(2)Charges for the current quarter related to exiting our businesses in Russia.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Revenues
Theme park admissions	$2,641	$2,152	23%
Parks & Experiences merchandise, food and beverage	1,980	1,626	22%
Resorts and vacations	1,980	1,445	37%
Merchandise licensing and retail	1,546	1,563	(1) %
Parks licensing and other	589	448	31%
Total revenues	8,736	7,234	21%
Operating expenses	(4,139)	(3,451)	(20) %
Selling, general, administrative and other	(899)	(737)	(22) %
Depreciation and amortization	(643)	(593)	(8) %
Equity in the loss of investees	(2)	(3)	33%
Operating Income	$3,053	$2,450	25%
COVID-19
Shanghai Disney Resort was closed for 33 days and 2 days, in the current and prior-year quarters, respectively, as a result of COVID-19-related restrictions. In the prior-year quarter, our cruise line business was impacted by COVID-19-related capacity restrictions, which were lifted in April 2022. In general, our other businesses were not significantly impacted by COVID-19 in the current and prior-year quarters.
Revenues
Higher theme park admissions revenue was due to increases of 12% from higher average per capita ticket revenue and 12% from attendance growth. The increase in average per capita ticket revenue was driven by Genie+ and Lightning Lane, which were introduced at our domestic parks in the prior-year quarter.
Parks & Experiences merchandise, food and beverage revenue growth reflected increases of 13% from higher volumes and 6% from higher average guest spending.
Higher resorts and vacations revenue was primarily due to increases of 18% from additional passenger cruise days and 10% from higher occupied hotel room nights.
Merchandise licensing and retail revenue was comparable to the prior-year quarter as decreases of 2% from retail and 1% from an unfavorable Foreign Exchange Impact were largely offset by an increase of 2% from merchandise licensing. The decrease in retail revenue was driven by lower online sales. Growth at merchandise licensing was driven by an increase in sales

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
of merchandise based on Black Panther, Spider-Man and Avengers, partially offset by a decrease in revenues from merchandise based on Frozen and Star Wars.
The increase in parks licensing and other revenue was driven by an increase in royalties from Tokyo Disney Resort and higher sponsorship revenues.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Dec 31, 2022	Jan 1, 2022	Dec 31, 2022	Jan 1, 2022	Dec 31, 2022	Jan 1, 2022
Parks
Increase (decrease)
Attendance(2)	11%	>100%	13%	>100%	12%	>100%
Per Capita Guest Spending(3)	8%	30%	21%	14%	10%	32%
Hotels
Occupancy(4)	88%	73%	67%	52%	83%	68%
Available Hotel Room Nights (in thousands)(5)	2,520	2,542	799	799	3,319	3,341
Per Room Guest Spending(6)	1%	32%	13%	2%	3%	27%
(1)Per capita guest spending growth rate and per room guest spending growth rate exclude the impact of changes in foreign exchange rates.
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
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Operating labor	$(1,789)	$(1,515)	(18) %
Cost of goods sold and distribution costs	(912)	(798)	(14) %
Infrastructure costs	(722)	(576)	(25) %
Other operating expense	(716)	(562)	(27) %
	$(4,139)	$(3,451)	(20) %
The increase in operating labor was attributable to higher volumes, inflation and increased costs for new guest offerings. Higher cost of goods sold and distribution costs were due to higher volumes and inflation, partially offset by a favorable Foreign Exchange Impact. The increase in infrastructure costs was primarily attributable to higher operations support costs and increased technology spending. Other operating expense increased primarily due to higher volumes and operations support costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other costs increased $162 million, to $899 million from $737 million, driven by a loss on the disposal of our ownership interest in Villages Nature, inflation and higher marketing spend.
Depreciation and amortization increased $50 million, to $643 million from $593 million, due to higher depreciation at our domestic parks and experiences.
Segment Operating Income
Segment operating income increased from $2.5 billion to $3.1 billion due to growth at our domestic parks and experiences and, to a lesser extent, our international parks and resorts.
The following table presents supplemental revenue and operating income detail for the DPEP segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Supplemental revenue detail
Parks & Experiences
Domestic	$6,072	$4,800	27%
International	1,094	861	27%
Consumer Products	1,570	1,573	— %
	$8,736	$7,234	21%
Supplemental operating income detail
Parks & Experiences
Domestic	$2,113	$1,555	36%
International	79	21	>100%
Consumer Products	861	874	(1) %
	$3,053	$2,450	25%
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Corporate and unallocated shared expenses	$(280)	$(228)	(23) %
Corporate and unallocated shared expenses increased $52 million, from $228 million to $280 million in the current quarter driven by higher compensation and human resource-related costs, marketing spend on the Disney100 celebration and timing of allocations to operating segments.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 31, 2022	January 1, 2022
Cash used in operations - continuing operations	$(974)	$(209)	>(100) %
Cash used in investing activities - continuing operations	(1,292)	(987)	(31) %
Cash used in financing activities - continuing operations	(1,043)	(280)	>(100) %
Cash used in discontinued operations	—	(4)	— %
Impact of exchange rates on cash, cash equivalents and restricted cash	164	(35)	nm
Change in cash, cash equivalents and restricted cash	$(3,145)	$(1,515)	>(100) %
Operating Activities
Cash used in operations increased $765 million to $974 million for the current quarter compared to $209 million in the prior-year quarter. The increase was due to collateral payments related to our hedging program, partially offset by higher

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
operating cash flow at DPEP. The increase in operating cash flow at DPEP was due to higher operating cash receipts driven by higher revenue, partially offset by an increase in operating cash disbursements due to higher operating expenses. Operating cash flows at DMED were comparable to the prior-year quarter as higher operating cash receipts and lower operating cash disbursements were largely offset by higher spending on film and television content. Higher operating cash receipts at DMED were due to higher revenue, while lower operating cash disbursements were driven by the timing of operating cash disbursements, partially offset higher operating expenses.
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
The Company’s film and television production and programming activity for the quarters ended December 31, 2022 and January 1, 2022 are as follows:

	Quarter Ended
(in millions)	December 31, 2022	January 1, 2022
Beginning balances:
Produced and licensed programming assets	$37,667	$31,732
Programming liabilities	(3,940)	(4,113)
	33,727	27,619
Spending:
Programming licenses and rights	3,547	3,357
Produced film and television content	3,751	3,598
	7,298	6,955
Amortization:
Programming licenses and rights	(4,539)	(4,811)
Produced film and television content	(3,317)	(2,651)
	(7,856)	(7,462)
Change in internally produced and licensed content costs	(558)	(507)
Other non-cash activity	(178)	205
Ending balances:
Produced and licensed programming assets	37,566	31,794
Programming liabilities	(4,575)	(4,477)
	$32,991	$27,317
The Company currently expects its fiscal 2023 spend on produced and licensed content, including sports rights, to be in the low $30 billion range. Fiscal 2022 spend was $30 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the quarter ended December 31, 2022 and January 1, 2022 are as follows:

(in millions)	December 31, 2022	January 1, 2022
Disney Media and Entertainment Distribution	$279	$169
Disney Parks, Experiences and Products
Domestic	519	457
International	219	202
Total Disney Parks, Experiences and Products	738	659
Corporate	164	153
	$1,181	$981
Capital expenditures at the DMED segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The increase in the current period compared to the prior-year period was due to higher technology spending to support our streaming services.
Capital expenditures for the DPEP segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was primarily due to spending on cruise ship fleet expansion.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment.
The Company currently expects its fiscal 2023 capital expenditures to be approximately $6 billion. Fiscal 2022 spend was $5 billion. The expected increase in capital expenditures is due to higher spending across the enterprise.
Financing Activities
Cash used in financing activities was $1.0 billion in the current quarter compared to $0.3 billion in the prior-year quarter. Cash used in financing activities in the current quarter was due to the purchase of a redeemable non-controlling interest, partially offset by the sale of a non-controlling interest.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended December 31, 2022 and information regarding the Company’s bank facilities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements, contractual obligations, upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as continuing to not declare dividends (the Company did not pay a dividend with respect to fiscal 2022 operations and has not declared or paid a dividend with respect to fiscal 2023 operations); raising financing; suspending or reducing capital spending; reducing film and television content investments; or implementing furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of December 31, 2022, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On December 31, 2022, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at December 31, 2022 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$35,361	$35,778	$8,123	$7,881
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

Results of operations (in millions)	Quarter Ended December 31, 2022
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(430)
Net income (loss)	(430)
Net income (loss) attributable to TWDC shareholders	(430)

Balance Sheet (in millions)	December 31, 2022	October 1, 2022
Current assets	$1,368	$5,665
Noncurrent assets	2,223	1,948
Current liabilities	3,729	3,741
Noncurrent liabilities (excluding intercompany to non-Guarantors)	46,039	46,218
Intercompany payables to non-Guarantors	145,902	148,958
COMMITMENTS AND CONTINGENCIES
Legal Matters
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company has exposure for certain legal matters.
Guarantees
See Note 14 to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.
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
Production costs classified as individual are tested for impairment at the individual title level by comparing that title’s unamortized costs to the present value of discounted cash flows directly attributable to the title. To the extent the title’s unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess.
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
Cost of content that is predominantly monetized as a group is tested for impairment by comparing the present value of the discounted cash flows of the group to the aggregate unamortized costs of the group. The group is established by identifying the lowest level for which cash flows are independent of the cash flows of other produced and licensed content. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group. If there are no plans to continue to use an individual film or television program that is part of a group, the unamortized cost of the individual title is written-off immediately. Licensed content is included as part of the group within which it is monetized for purposes of impairment testing.
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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. Refer to Note 2 to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K for our revenue recognition policies.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. See Note 10 to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
Based on their evaluation as of December 31, 2022, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 13 relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the factors discussed in our 2022 Annual Report on Form 10-K under the Item 1A, “Risk Factors” and the following additional factors:
BUSINESS, ECONOMIC, MARKET and OPERATING CONDITION RISKS
Regulations applicable to our businesses may impair the profitability of our businesses.
Each of our businesses, including our broadcast networks and television stations, is subject to a variety of U.S. and international regulations. Some of these regulations include:
•U.S. FCC regulation of our television and radio networks, our national programming networks and our owned television stations. See our 2022 Annual Report on Form 10-K under Item 1 — Business — Disney Media and Entertainment Distribution, Federal Regulation.
•Federal, state and foreign privacy and data protection laws and regulations.
•Regulation of the safety and supply chain of consumer products and theme park operations, including potential regulation regarding the sourcing, importation and the sale of goods.
•Environmental protection regulations.
•U.S. and international anti-corruption laws, sanction programs, trade restrictions and anti-money laundering laws.
•Restrictions on the manner in which content is currently licensed and distributed, ownership restrictions or film or television content requirements, investment obligations or quotas.
•Domestic and international labor laws, tax laws or currency controls.
New laws and regulations, as well as changes in any of these current laws and regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable, and create an increasingly unpredictable regulatory landscape. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations limiting international trade and investment and disrupting our operations outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong. For example, in 2019 India implemented regulation and tariffs impacting certain bundling of channels; in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, and legislation is currently under consideration that would prohibit importation of goods from certain regions; U.S. state governments have become more active in passing legislation targeted at specific sectors and companies; and in many countries/regions around the world (including but not limited to the EU) regulators are requiring us to broadcast on our linear (or display on our DTC streaming services) programming produced in specific countries as well as invest specified amounts of our revenues in local content productions.
Public health and other regional, national, state and local regulations and policies are impacting our ability to operate our businesses or operate in accordance with historic practice. In addition to the government requirements that have impacted most of our businesses as a result of COVID-19, government requirements may continue to be extended and new government requirements may be imposed to address COVID-19 or future health outbreaks or pandemics.
A variety of uncontrollable events may disrupt our businesses, reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.
The operation and profitability of our businesses and demand for and consumption of our products and services, particularly our parks and experiences businesses, are highly dependent on the general environment for travel and tourism. In addition, we have extensive international operations, including our international theme parks and resorts, which are dependent on domestic and international regulations consistent with trade and investment in those regions. The operation of our businesses and the environment for travel and tourism, as well as demand for and consumption of our other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: health concerns (including as it has been by COVID-19 and could be by future health outbreaks and pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, droughts, tsunamis and earthquakes); international, political or military developments, including trade and other international disputes and social unrest; a decline in economic activity; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to some of these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents, including the costs of protecting against the spread of COVID-19, reduces the profitability of our operations.
For example, hurricanes, including Hurricane Ian in late September 2022, which caused Walt Disney World Resort parks in Florida to close for two days, have impacted the profitability of Walt Disney World Resort and may do so in the future. The Company has paused certain operations in certain regions, including in response to sanctions, trade restrictions and related developments and the profitability of certain operations has been impacted as a result of events in the corresponding regions.
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. Third-party suppliers also provide products and services essential to the operation of a number of our businesses. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties or materially impacted a supplier of a significant product or service, the profitability of one or more of our businesses could be adversely affected. In specific geographic markets, we have experienced delayed and/or partial payments from certain affiliate partners due to liquidity issues.
We obtain insurance against the risk of losses relating to some of these events, generally including certain physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we may experience material losses not covered by our insurance. For example, many losses related to impacts of COVID-19 have not been covered by insurance.
Labor disputes may disrupt our operations and adversely affect the profitability of one or more of our businesses.
A significant number of employees in various parts of our businesses, including employees of our theme parks and writers, directors, actors, and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations. Further, the employees of licensees who manufacture and retailers who sell our licensed consumer products, and employees of providers of programming content (such as sports leagues) may be covered by labor agreements with their employers. From time to time, collective bargaining agreements and other labor agreements expire, requiring renegotiation of their terms. In general, labor disputes and work stoppages involving our employees; persons employed on our productions; or the employees of our licensees or retailers who sell our licensed consumer products or providers of programming content may disrupt our operations and reduce our revenues. Resolution of disputes or negotiation of new agreements, including rate increases and other changes to employee benefits, has in the past increased our costs and may increase our costs in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2, 2022 - October 31, 2022	25,673	$99.85	—	na
November 1, 2022 - November 30, 2022	36,016	94.01	—	na
December 1, 2022 - December 31, 2022	33,064	88.16	—	na
Total	94,753	93.55	—	na

(1)94,753 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Employment Agreement Dated as of November 20, 2022, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 21, 2022

10.2	Form of Non-Qualified Stock Option Award Agreement †	Filed herewith

10.3	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Filed herewith

10.4	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year/Two-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
February 8, 2023
Burbank, California