Form 10-Q
period 2023-04-01
Walt Disney Co
filed 2023-05-10
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,827,304,988 shares of common stock outstanding as of May 3, 2023.

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results, business plans (including statements regarding new services and products and future expenditures, costs and investments), future liabilities, impairments and amortization, competition, and the impact of COVID-19 on our businesses and results of operations. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential,” “continue” or “assumption” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•international, political or military developments;
•regulatory and legal developments;
•technological developments;
•labor markets and activities, including work stoppages;
•adverse weather conditions or natural disasters; and
•availability of content.
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Revenues:
Services	$19,586	$17,212	$40,583	$36,754
Products	2,229	2,037	4,744	4,314
Total revenues	21,815	19,249	45,327	41,068
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,160)	(11,330)	(27,941)	(24,491)
Cost of products (exclusive of depreciation and amortization)	(1,456)	(1,264)	(3,061)	(2,670)
Selling, general, administrative and other	(3,614)	(3,768)	(7,441)	(7,555)
Depreciation and amortization	(1,310)	(1,287)	(2,616)	(2,556)
Total costs and expenses	(19,540)	(17,649)	(41,059)	(37,272)
Restructuring and impairment charges	(152)	(195)	(221)	(195)
Other income (expense), net	149	(158)	107	(594)
Interest expense, net	(322)	(355)	(622)	(666)
Equity in the income of investees	173	210	364	449
Income from continuing operations before income taxes	2,123	1,102	3,896	2,790
Income taxes on continuing operations	(635)	(505)	(1,047)	(993)
Net income from continuing operations	1,488	597	2,849	1,797
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $14, respectively	—	—	—	(48)
Net income	1,488	597	2,849	1,749
Net income from continuing operations attributable to noncontrolling interests	(217)	(127)	(299)	(175)
Net income attributable to Disney	$1,271	$470	$2,550	$1,574

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$0.69	$0.26	$1.39	$0.89
Discontinued operations	—	—	—	(0.03)
	$0.69	$0.26	$1.39	$0.86
Basic
Continuing operations	$0.70	$0.26	$1.40	$0.89
Discontinued operations	—	—	—	(0.03)
	$0.70	$0.26	$1.40	$0.86

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,831	1,828	1,829	1,828
Basic	1,828	1,822	1,827	1,820
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net income	$1,488	$597	$2,849	$1,749
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	(82)	28	(624)	78
Pension and postretirement medical plan adjustments	56	119	57	274
Foreign currency translation and other	115	(191)	342	(213)
Other comprehensive income (loss)	89	(44)	(225)	139
Comprehensive income	1,577	553	2,624	1,888
Net income from continuing operations attributable to noncontrolling interests	(217)	(127)	(299)	(175)
Other comprehensive loss attributable to noncontrolling interests	—	8	(45)	(11)
Comprehensive income attributable to Disney	$1,360	$434	$2,280	$1,702
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	April 1, 2023	October 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$10,399	$11,615
Receivables, net	12,770	12,652
Inventories	1,848	1,742
Content advances	1,872	1,890
Other current assets	1,374	1,199
Total current assets	28,263	29,098
Produced and licensed content costs	36,949	35,777
Investments	3,387	3,218
Parks, resorts and other property
Attractions, buildings and equipment	69,695	66,998
Accumulated depreciation	(41,452)	(39,356)
	28,243	27,642
Projects in progress	5,175	4,814
Land	1,161	1,140
	34,579	33,596
Intangible assets, net	13,887	14,837
Goodwill	77,878	77,897
Other assets	9,915	9,208
Total assets	$204,858	$203,631

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$18,591	$20,213
Current portion of borrowings	3,452	3,070
Deferred revenue and other	6,013	5,790
Total current liabilities	28,056	29,073
Borrowings	45,066	45,299
Deferred income taxes	8,134	8,363
Other long-term liabilities	13,232	12,518
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	8,814	9,499
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	56,919	56,398
Retained earnings	46,236	43,636
Accumulated other comprehensive loss	(4,389)	(4,119)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	97,859	95,008
Noncontrolling interests	3,697	3,871
Total equity	101,556	98,879
Total liabilities and equity	$204,858	$203,631
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES
Net income from continuing operations	$2,849	$1,797
Depreciation and amortization	2,616	2,556
Net (gain)/loss on investments and disposition of businesses	(88)	632
Deferred income taxes	(46)	983
Equity in the income of investees	(364)	(449)
Cash distributions received from equity investees	363	406
Net change in produced and licensed content costs and advances	(824)	(2,279)
Equity-based compensation	570	450
Pension and postretirement medical benefit cost amortization	2	310
Other, net	(234)	264
Changes in operating assets and liabilities:
Receivables	(413)	(342)
Inventories	(107)	(97)
Other assets	(345)	(676)
Accounts payable and other liabilities	(2,133)	(1,349)
Income taxes	416	(650)
Cash provided by operations - continuing operations	2,262	1,556

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,430)	(2,060)
Other, net	(111)	36
Cash used in investing activities - continuing operations	(2,541)	(2,024)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	714	(130)
Borrowings	70	70
Reduction of borrowings	(1,000)	(1,400)
Sale of noncontrolling interest	178	—
Acquisition of redeemable noncontrolling interest	(900)	—
Other, net	(188)	(637)
Cash used in financing activities - continuing operations	(1,126)	(2,097)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	—	8
Cash used in financing activities - discontinued operations	—	(12)
Cash used in discontinued operations	—	(4)

Impact of exchange rates on cash, cash equivalents and restricted cash	197	(116)

Change in cash, cash equivalents and restricted cash	(1,208)	(2,685)
Cash, cash equivalents and restricted cash, beginning of period	11,661	16,003
Cash, cash equivalents and restricted cash, end of period	$10,453	$13,318
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at December 31, 2022	1,826	$56,579	$44,955	$(4,478)	$(907)	$96,149	$3,986	$100,135
Comprehensive income (loss)	—	—	1,271	89	—	1,360	147	1,507
Equity compensation activity	1	345	—	—	—	345	—	345
Contributions	—	—	—	—	—	—	9	9
Distributions and other	—	(5)	10	—	—	5	(445)	(440)
Balance at April 1, 2023	1,827	$56,919	$46,236	$(4,389)	$(907)	$97,859	$3,697	$101,556

Balance at January 1, 2022	1,821	$55,500	$41,547	$(6,276)	$(907)	$89,864	$4,446	$94,310
Comprehensive income (loss)	—	—	470	(36)	—	434	49	483
Equity compensation activity	1	327	—	—	—	327	—	327
Distributions and other	—	(4)	15	—	—	11	(472)	(461)
Balance at April 2, 2022	1,822	$55,823	$42,032	$(6,312)	$(907)	$90,636	$4,023	$94,659
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income (loss)	—	—	2,550	(270)	—	2,280	131	2,411
Equity compensation activity	3	525	—	—	—	525	—	525
Contributions	—	—	—	—	—	—	187	187
Distributions and other	—	(4)	50	—	—	46	(492)	(446)
Balance at April 1, 2023	1,827	$56,919	$46,236	$(4,389)	$(907)	$97,859	$3,697	$101,556

Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income	—	—	1,574	128	—	1,702	45	1,747
Equity compensation activity	4	356	—	—	—	356	—	356
Contributions	—	—	—	—	—	—	29	29
Distributions and other	—	(4)	29	—	—	25	(509)	(484)
Balance at April 2, 2022	1,822	$55,823	$42,032	$(6,312)	$(907)	$90,636	$4,023	$94,659
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the six months ended April 1, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses, if any, as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At April 1, 2023, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.8 billion, which is reported as “Redeemable noncontrolling interest” in the Condensed Consolidated Balance Sheets.
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
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income/expense, net interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees and excludes impairments of certain equity investments and acquisition accounting amortization of TFCF Corporation (TFCF) and Hulu assets (i.e. intangible assets and the fair value step-up for film and television costs) recognized in connection with the TFCF acquisition in fiscal 2019 (TFCF and Hulu acquisition amortization). Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption.
Segment revenues and segment operating income are as follows:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Revenues:
Disney Media and Entertainment Distribution	$14,039	$13,620	$28,815	$28,205
Disney Parks, Experiences and Products	7,776	6,652	16,512	13,886
Total segment revenues	$21,815	$20,272	$45,327	$42,091
Segment operating income:
Disney Media and Entertainment Distribution	$1,119	$1,944	$1,109	$2,752
Disney Parks, Experiences and Products	2,166	1,755	5,219	4,205
Total segment operating income(1)	$3,285	$3,699	$6,328	$6,957
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Disney Media and Entertainment Distribution	$176	$218	$372	$463
Disney Parks, Experiences and Products	—	(5)	(2)	(8)
Equity in the income of investees included in segment operating income	176	213	370	455
Amortization of TFCF intangible assets related to equity investees	(3)	(3)	(6)	(6)
Equity in the income of investees, net	$173	$210	$364	$449

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment revenues to total revenues is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Segment revenues	$21,815	$20,272	$45,327	$42,091
Content License Early Termination(1)	—	(1,023)	—	(1,023)
Total revenues	$21,815	$19,249	$45,327	$41,068
(1)In February 2022, the Company early terminated certain license agreements with a customer for film and television content, which was delivered in previous years, in order for the Company to use the content primarily on our DTC services (Content License Early Termination). Because the content is functional intellectual property (IP), we had recognized substantially all of the consideration to be paid by the customer under the licenses as revenue in prior years when the content was made available under the agreements. Consequently, we recorded the amounts to terminate the licenses agreements, net of remaining amounts of deferred revenue, as a reduction of revenue.
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Segment operating income	$3,285	$3,699	$6,328	$6,957
Content License Early Termination	—	(1,023)	—	(1,023)
Corporate and unallocated shared expenses	(279)	(272)	(559)	(500)
Restructuring and impairment charges	(152)	(195)	(221)	(195)
Other income (expense), net(1)	149	(158)	107	(594)
Interest expense, net	(322)	(355)	(622)	(666)
TFCF and Hulu acquisition amortization(2)	(558)	(594)	(1,137)	(1,189)
Income from continuing operations before income taxes	$2,123	$1,102	$3,896	$2,790
(1)See Note 4 for a discussion of amounts in other income (expense), net.
(2)TFCF and Hulu acquisition amortization is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Amortization of intangible assets	$408	$435	$825	$870
Step-up of film and television costs	147	156	306	313
Intangibles related to TFCF equity investees	3	3	6	6
	$558	$594	$1,137	$1,189
Goodwill
The changes in the carrying amount of goodwill are as follows:

	DMED	DPEP	Total
Balance at October 1, 2022	$72,347	$5,550	$77,897
Currency translation adjustments and other, net	(19)	—	(19)
Balance at April 1, 2023	$72,328	$5,550	$77,878

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents our revenues by segment and major source:

	Quarter Ended April 1, 2023			Quarter Ended April 2, 2022
	DMED	DPEP	Total	DMED	DPEP	Content License Early Termination	Total
Affiliate fees	$4,394	$—	$4,394	$4,602	$—	$—	$4,602
Subscription fees	4,605	—	4,605	3,887	—	—	3,887
Advertising	2,563	1	2,564	3,023	1	—	3,024
Theme park admissions	—	2,428	2,428	—	1,973	—	1,973
Resort and vacations	—	1,949	1,949	—	1,451	—	1,451
Retail and wholesale sales of merchandise, food and beverage	—	2,142	2,142	—	1,816	—	1,816
Merchandise licensing	—	772	772	—	893	—	893
TV/SVOD distribution licensing	1,033	—	1,033	1,124	—	(1,023)	101
Theatrical distribution licensing	767	—	767	224	—	—	224
Home entertainment	148	—	148	230	—	—	230
Other	529	484	1,013	530	518	—	1,048
	$14,039	$7,776	$21,815	$13,620	$6,652	$(1,023)	$19,249

	Six Months Ended April 1, 2023			Six Months Ended April 2, 2022
	DMED	DPEP	Total	DMED	DPEP	Content License Early Termination	Total
Affiliate fees	$8,636	$—	$8,636	$8,973	$—	$—	$8,973
Subscription fees	8,845	—	8,845	7,485	—	—	7,485
Advertising	6,005	2	6,007	6,891	2	—	6,893
Theme park admissions	—	5,069	5,069	—	4,125	—	4,125
Resort and vacations	—	3,929	3,929	—	2,896	—	2,896
Retail and wholesale sales of merchandise, food and beverage	—	4,524	4,524	—	3,905	—	3,905
Merchandise licensing	—	1,915	1,915	—	2,012	—	2,012
TV/SVOD distribution licensing	2,012	—	2,012	2,520	—	(1,023)	1,497
Theatrical distribution licensing	1,907	—	1,907	753	—	—	753
Home entertainment	283	—	283	524	—	—	524
Other	1,127	1,073	2,200	1,059	946	—	2,005
	$28,815	$16,512	$45,327	$28,205	$13,886	$(1,023)	$41,068

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended April 1, 2023			Quarter Ended April 2, 2022
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$11,525	$6,105	$17,630	$11,191	$5,559	$16,750
Europe	1,447	744	2,191	1,343	627	1,970
Asia Pacific	1,067	927	1,994	1,086	466	1,552
Total revenues	$14,039	$7,776	$21,815	$13,620	$6,652	$20,272
Content License Early Termination						(1,023)
						$19,249

	Six Months Ended April 1, 2023			Six Months Ended April 2, 2022
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$23,543	$13,058	$36,601	$23,021	$11,270	$34,291
Europe	3,021	1,810	4,831	2,881	1,492	4,373
Asia Pacific	2,251	1,644	3,895	2,303	1,124	3,427
Total revenues	$28,815	$16,512	$45,327	$28,205	$13,886	$42,091
Content License Early Termination						(1,023)
						$41,068
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended April 1, 2023, $0.7 billion was recognized related to performance obligations satisfied as of December 31, 2022. For the six months ended April 1, 2023, $0.5 billion was recognized related to performance obligations satisfied as of October 1, 2022. For the quarter ended April 2, 2022, $0.4 billion was recognized related to performance obligations satisfied as of January 1, 2022. For the six months ended April 2, 2022, $0.7 billion was recognized related to performance obligations satisfied as of October 2, 2021.
As of April 1, 2023, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, primarily for content and other IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, DTC wholesalers, sports sublicensees, and advertisers. Of this amount, we expect to recognize approximately $3 billion in the remainder of fiscal 2023, $5 billion in fiscal 2024, $4 billion in fiscal 2025 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Accounts receivable and deferred revenues from contracts with customers are as follows:

	April 1, 2023	October 1, 2022
Accounts receivable
Current	$11,189	$10,886
Non-current	1,153	1,226
Allowance for credit losses	(164)	(179)
Deferred revenues
Current	5,750	5,531
Non-current	870	927
For the quarter and six months ended April 1, 2023, the Company recognized revenue of $0.9 billion and $4.3 billion, respectively, that was included in the October 1, 2022 deferred revenue balance. For the quarter and six months ended April 2, 2022, the Company recognized revenue of $0.9 billion and $2.8 billion, respectively, that was included in the October 2, 2021

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/SVOD licenses.
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
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights (TV/SVOD licensing) and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of TV/SVOD licensing receivables recorded in other non-current assets was $0.5 billion at April 1, 2023 and $0.6 billion at October 1, 2022. The balance of vacation club receivables recorded in other non-current assets was $0.6 billion at both April 1, 2023 and October 1, 2022. The allowance for credit losses and activity for the period ended April 1, 2023 was not material.
4.Other Income (Expense), net
Other income (expense), net is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
DraftKings gain (loss)	$149	$(158)	$79	$(590)
Other, net	—	—	28	(4)
Other income (expense), net	$149	$(158)	$107	$(594)
For the quarter and six months ended April 1, 2023, the Company recognized a non-cash gain of $149 million and $79 million, respectively, to adjust its investment in DraftKings, Inc. (DraftKings) to fair value (DraftKings gain (loss)). For the prior-year quarter and six months ended April 2, 2022, the Company recognized a DraftKings loss of $158 million and $590 million, respectively.
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	April 1, 2023	October 1, 2022
Cash and cash equivalents	$10,399	$11,615
Restricted cash included in:
Other current assets	3	3
Other assets	51	43
Total cash, cash equivalents and restricted cash in the statement of cash flows	$10,453	$11,661

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the six months ended April 1, 2023, the Company’s borrowing activity was as follows:

	October 1, 2022	Borrowings	Payments	Other Activity	April 1, 2023
Commercial paper with original maturities less than three months	$50	$958	$—	$2	$1,010
Commercial paper with original maturities greater than three months	1,612	2,022	(2,266)	9	1,377
U.S. dollar denominated notes	45,091	—	(1,000)	(69)	44,022
Asia Theme Parks borrowings	1,425	70	—	79	1,574
Foreign currency denominated debt and other(1)	191	—	—	344	535
	$48,369	$3,050	$(3,266)	$365	$48,518
(1)The other activity is primarily due to market value adjustments for debt with qualifying hedges.
At April 1, 2023, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2024	$5,250	$—	$5,250
Facility expiring March 2025	3,000	—	3,000
Facility expiring March 2027	4,000	—	4,000
Total	$12,250	$—	$12,250
The Company had a $5.25 billion bank facility that was scheduled to expire in March 2023. This facility was refinanced with a new $5.25 billion bank facility maturing in March 2024. All three of the bank facilities allow for borrowings at SOFR-based rates, and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s ranging from 0.655% to 1.225%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On April 1, 2023, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of April 1, 2023, the Company has $1.9 billion of outstanding letters of credit, of which none were issued under this facility.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Interest expense	$(504)	$(374)	$(969)	$(735)
Interest and investment income	98	3	177	37
Net periodic pension and postretirement benefit costs (other than service costs)	84	16	170	32
Interest expense, net	$(322)	$(355)	$(622)	$(666)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	April 1, 2023	October 1, 2022
Cash and cash equivalents	$387	$280
Other current assets	195	137
Total current assets	582	417
Parks, resorts and other property	6,419	6,356
Other assets	196	161
Total assets	$7,197	$6,934

Current liabilities	$450	$468
Long-term borrowings	1,574	1,426
Other long-term liabilities	459	395
Total liabilities	$2,483	$2,289
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the six months ended April 1, 2023:

Revenues	$2,091
Costs and expenses	(1,995)
Equity in the loss of investees	(2)
Asia Theme Parks’ royalty and management fees of $83 million for the six months ended April 1, 2023 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended April 1, 2023 were $509 million provided by operating activities, $483 million used in investing activities and $78 million provided by financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $157 million and $105 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.7 billion ($344 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2028. The outstanding balance under the line of credit at April 1, 2023 was $230 million. The Company’s line of credit is eliminated in consolidation.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $945 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. As of April 1, 2023, the total amount outstanding under the line of credit was 1.2 billion yuan (approximately $180 million). These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.5 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of April 1, 2023 the total amount outstanding under the line of credit was 1.6 billion yuan (approximately $238 million).
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of April 1, 2023			As of October 1, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,996	$14,005	$19,001	$4,639	$12,688	$17,327
Completed, not released	130	1,540	1,670	214	2,019	2,233
In-process	3,992	7,793	11,785	5,041	6,793	11,834
In development or pre-production	343	251	594	372	254	626
	$9,461	$23,589	33,050	$10,266	$21,754	32,020
Licensed content - Television programming rights and advances			5,771			5,647
Total produced and licensed content			$38,821			$37,667

Current portion			$1,872			$1,890
Non-current portion			$36,949			$35,777

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Amortization of produced and licensed content is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Produced content
Predominantly monetized individually	$1,006	$838	$2,163	$1,871
Predominantly monetized as a group	1,952	1,503	4,112	3,121
	2,958	2,341	6,275	4,992
Licensed programming rights and advances	3,196	2,839	7,735	7,650
Total produced and licensed content costs(1)	$6,154	$5,180	$14,010	$12,642
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income.
8.Income Taxes
Unrecognized Tax Benefits
During the six months ended April 1, 2023, the Company increased its gross unrecognized tax benefits (before interest and penalties) by $0.2 billion to $2.7 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.1 billion.
California Disaster Relief
Pursuant to relief provided to certain taxpayers by the Internal Revenue Service and California State Board of Equalization as a result of winter storms in California, the Company is permitted to defer payment of fiscal 2023 federal and California state tax payments until October 16, 2023.
9.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Service costs	$63	$102	$128	$202	$2	$3	$3	$5
Other costs (benefits):
Interest costs	195	126	391	250	21	13	41	26
Expected return on plan assets	(287)	(294)	(575)	(587)	(15)	(14)	(30)	(29)
Amortization of previously deferred service costs	3	1	5	2	—	—	—	—
Recognized net actuarial loss	4	145	9	292	(5)	7	(11)	14
Total other costs (benefits)	(85)	(22)	(170)	(43)	1	6	—	11
Net periodic benefit cost (income)	$(22)	$80	$(42)	$159	$3	$9	$3	$16
During the six months ended April 1, 2023, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2023. Final minimum funding requirements for fiscal 2023 will be determined based on a January 1, 2023 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2023.

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

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,828	1,822	1,827	1,820
Weighted average dilutive impact of Awards	3	6	2	8
Weighted average number of common and common equivalent shares outstanding (diluted)	1,831	1,828	1,829	1,828
Awards excluded from diluted earnings per share	25	9	25	6

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.Equity
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Second quarter of fiscal 2023
Balance at December 31, 2022	$111	$(3,769)	$(1,826)	$(5,484)
Quarter Ended April 1, 2023:
Unrealized gains (losses) arising during the period	7	71	125	203
Reclassifications of realized net (gains) losses to net income	(116)	1	—	(115)
Balance at April 1, 2023	$2	$(3,697)	$(1,701)	$(5,396)

Second quarter of fiscal 2022
Balance at January 1, 2022	$(83)	$(6,823)	$(1,084)	$(7,990)
Quarter Ended April 2, 2022:
Unrealized gains (losses) arising during the period	53	—	(196)	(143)
Reclassifications of realized net (gains) losses to net income	(21)	155	—	134
Balance at April 2, 2022	$(51)	$(6,668)	$(1,280)	$(7,999)

Six months ended fiscal 2023
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Six Months Ended April 1, 2023:
Unrealized gains (losses) arising during the period	(468)	71	271	(126)
Reclassifications of realized net (gains) losses to net income	(334)	2	42	(290)
Balance at April 1, 2023	$2	$(3,697)	$(1,701)	$(5,396)

Six months ended fiscal 2022
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Six Months Ended April 2, 2022:
Unrealized gains (losses) arising during the period	140	47	(233)	(46)
Reclassifications of realized net (gains) losses to net income	(39)	310	—	271
Balance at April 2, 2022	$(51)	$(6,668)	$(1,280)	$(7,999)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Second quarter of fiscal 2023
Balance at December 31, 2022	$(28)	$901	$133	$1,006
Quarter Ended April 1, 2023:
Unrealized gains (losses) arising during the period	—	(16)	(10)	(26)
Reclassifications of realized net (gains) losses to net income	27	—	—	27
Balance at April 1, 2023	$(1)	$885	$123	$1,007

Second quarter of fiscal 2022
Balance at January 1, 2022	$23	$1,606	$85	$1,714
Quarter Ended April 2, 2022:
Unrealized gains (losses) arising during the period	(9)	—	13	4
Reclassifications of realized net (gains) losses to net income	5	(36)	—	(31)
Balance at April 2, 2022	$19	$1,570	$98	$1,687

Six months ended fiscal 2023
Balance at October 1, 2022	$(179)	$901	$139	$861
Six Months Ended April 1, 2023:
Unrealized gains (losses) arising during the period	100	(16)	(2)	82
Reclassifications of realized net (gains) losses to net income	78	—	(14)	64
Balance at April 1, 2023	$(1)	$885	$123	$1,007

Six months ended fiscal 2022
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Six Months Ended April 2, 2022:
Unrealized gains (losses) arising during the period	(32)	(11)	9	(34)
Reclassifications of realized net (gains) losses to net income	9	(72)	—	(63)
Balance at April 2, 2022	$19	$1,570	$98	$1,687

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Second quarter of fiscal 2023
Balance at December 31, 2022	$83	$(2,868)	$(1,693)	$(4,478)
Quarter Ended April 1, 2023:
Unrealized gains (losses) arising during the period	7	55	115	177
Reclassifications of realized net (gains) losses to net income	(89)	1	—	(88)
Balance at April 1, 2023	$1	$(2,812)	$(1,578)	$(4,389)

Second quarter of fiscal 2022
Balance at January 1, 2022	$(60)	$(5,217)	$(999)	$(6,276)
Quarter Ended April 2, 2022:
Unrealized gains (losses) arising during the period	44	—	(183)	(139)
Reclassifications of realized net (gains) losses to net income	(16)	119	—	103
Balance at April 2, 2022	$(32)	$(5,098)	$(1,182)	$(6,312)

Six months ended fiscal 2023
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Six Months Ended April 1, 2023:
Unrealized gains (losses) arising during the period	(368)	55	269	(44)
Reclassifications of realized net (gains) losses to net income	(256)	2	28	(226)
Balance at April 1, 2023	$1	$(2,812)	$(1,578)	$(4,389)

Six months ended fiscal 2022
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Six Months Ended April 2, 2022:
Unrealized gains (losses) arising during the period	108	36	(224)	(80)
Reclassifications of realized net (gains) losses to net income	(30)	238	—	208
Balance at April 2, 2022	$(32)	$(5,098)	$(1,182)	$(6,312)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Six Months Ended
		April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Market value adjustments, primarily cash flow hedges	Primarily revenue	$116	$21	$334	$39
Estimated tax	Income taxes	(27)	(5)	(78)	(9)
		89	16	256	30

Pension and postretirement medical expense	Interest expense, net	(1)	(155)	(2)	(310)
Estimated tax	Income taxes	—	36	—	72
		(1)	(119)	(2)	(238)

Foreign currency translation and other	Restructuring and impairment charges	—	—	(42)	—
Estimated tax	Income taxes	—	—	14	—
		—	—	(28)	—
Total reclassifications for the period		$88	$(103)	$226	$(208)
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Stock options	$20	$21	$39	$45
RSUs	280	233	531	405
Total equity-based compensation expense(1)	$300	$254	$570	$450
Equity-based compensation expense capitalized during the period	$37	$40	$73	$70
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $96 million and $1.9 billion, respectively, as of April 1, 2023.
During the six months ended April 1, 2023 and April 2, 2022, the weighted average grant date fair values for options granted were $34.72 and $47.39, respectively, and for RSUs were $92.07 and $148.75, respectively.
During the six months ended April 1, 2023, the Company made equity compensation grants consisting of 1.6 million stock options and 9.7 million RSUs.
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

	Fair Value Measurement at April 1, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$393	$—	$—	$393
Derivatives
Foreign exchange	—	1,074	—	1,074
Other	—	22	—	22
Liabilities
Derivatives
Interest rate	—	(1,523)	—	(1,523)
Foreign exchange	—	(807)	—	(807)
Other	—	(6)	—	(6)
Other	—	(448)	—	(448)
Total recorded at fair value	$393	$(1,688)	$—	$(1,295)
Fair value of borrowings	$—	$44,506	$1,663	$46,169

	Fair Value Measurement at October 1, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments	$308	$—	$—	$308
Derivatives
Interest rate	—	1	—	1
Foreign exchange	—	2,223	—	2,223
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(1,783)	—	(1,783)
Foreign exchange	—	(1,239)	—	(1,239)
Other	—	(31)	—	(31)
Other	—	(354)	—	(354)
Total recorded at fair value	$308	$(1,173)	$—	$(865)
Fair value of borrowings	$—	$42,509	$1,510	$44,019
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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of April 1, 2023
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$518	$326	$(229)	$(90)
Interest rate	—	—	(1,523)	—
Other	3	1	(5)	(1)
Derivatives not designated as hedges
Foreign exchange	226	4	(424)	(64)
Other	18	—	—	—
Gross fair value of derivatives	765	331	(2,181)	(155)
Counterparty netting	(630)	(221)	760	91
Cash collateral (received) paid	(55)	(5)	1,382	51
Net derivative positions	$80	$105	$(39)	$(13)

	As of October 1, 2022
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$864	$786	$(228)	$(350)
Interest rate	—	1	(1,783)	—
Other	10	—	(4)	—
Derivatives not designated as hedges
Foreign exchange	336	247	(374)	(287)
Other	—	—	(27)	—
Gross fair value of derivatives	1,210	1,034	(2,416)	(637)
Counterparty netting	(831)	(715)	1,070	476
Cash collateral (received) paid	(341)	(151)	1,282	96
Net derivative positions	$38	$168	$(64)	$(65)

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at April 1, 2023 and October 1, 2022, was $13.5 billion and $14.5 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	April 1, 2023	October 1, 2022	April 1, 2023	October 1, 2022
Borrowings:
Current	$—	$997	$—	$(3)
Long-term	12,708	12,358	(1,431)	(1,733)
	$12,708	$13,355	$(1,431)	$(1,736)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Gain (loss) on:
Pay-floating swaps	$235	$(741)	$306	$(919)
Borrowings hedged with pay-floating swaps	(235)	741	(306)	919
Benefit (expense) associated with interest accruals on pay-floating swaps	(125)	33	(220)	70
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at April 1, 2023 or at October 1, 2022, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarters and six-month periods ended April 1, 2023 and April 2, 2022 were not material.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of April 1, 2023 and October 1, 2022, the notional amounts of the Company’s net foreign exchange cash flow hedges were $8.4 billion and $7.4 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $244 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Gain (loss) recognized in Other Comprehensive Income	$15	$42	$(487)	$121
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	116	13	338	26
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of April 1, 2023 and October 1, 2022, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($0.9 billion), respectively. The related gains or losses recognized in earnings were not material for the quarters and six-month periods ended April 1, 2023 and April 2, 2022.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amounts of these foreign exchange contracts at April 1, 2023 and October 1, 2022 were $4.3 billion and $3.8 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net gains (losses) on foreign currency denominated assets and liabilities	$15	$(82)	$(2)	$(13)	$(21)	$37
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(47)	37	1	10	17	(35)
Net gains (losses)	$(32)	$(45)	$(1)	$(3)	$(4)	$2

Six Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$160	$(145)	$(20)	$(12)	$(109)	$45
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(260)	70	19	10	87	(43)
Net gains (losses)	$(100)	$(75)	$(1)	$(2)	$(22)	$2
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at April 1, 2023 and October 1, 2022 and related gains or losses recognized in earnings for the quarters and six-month periods ended April 1, 2023 and April 2, 2022 were not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at both April 1, 2023 and October 1, 2022 were $0.4 billion. The related gains or losses recognized in earnings were not material for the quarters and six-month periods ended April 1, 2023 and April 2, 2022.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1.5 billion at both April 1, 2023 and October 1, 2022.
16.Restructuring and Impairment Charges
The quarter ended April 1, 2023 included charges of $152 million primarily for severance costs. The six months ended April 1, 2023 included charges of $221 million primarily for severance costs and costs related to exiting our businesses in Russia. The quarter and six months ended April 2, 2022 included charges of $195 million due to the impairment of an intangible asset related to the Disney Channel in Russia. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.
17.New Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued guidance requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model, including: the nature of the transactions, the accounting for the transactions, and the effect of the transactions on the financial statements. The guidance is effective for annual periods beginning with the Company’s 2023 fiscal year. While the guidance will not have an effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption in the fourth quarter of fiscal 2023, the Company may need to provide disclosures related to content production incentives, which are the most significant type of government assistance we receive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNIFICANT DEVELOPMENTS
Leadership Change and Restructuring
On November 20, 2022, Robert A. Iger returned to the Company as Chief Executive Officer (“CEO”) and Director. Mr. Iger previously spent more than four decades at the Company, including 15 years as CEO. Mr. Iger agreed to serve as CEO through the end of calendar 2024, with a mandate from the Company’s Board of Directors “to set the strategic direction for renewed growth and to work closely with the Board in developing a successor to lead the Company at the completion of his term.”
Mr. Iger formed a committee to advise him on a new organizational structure and operational changes within the Company to address the Board’s goals. In February 2023, the Company announced that it will be reorganized into three business segments: Disney Entertainment, ESPN and Disney Parks, Experiences and Products. We anticipate reporting under the new structure by the end of the fiscal year, at which time we will have implemented changes to our financial processes to reflect the reorganization. The new organizational structure and operational changes have resulted in restructuring and impairment charges and may result in additional charges.
The Company is also in the process of reviewing content, primarily on our DTC services, for alignment with a strategic change in our approach to content curation and, as a result, will remove certain content from our platforms. We currently expect to take an impairment charge of approximately $1.5 billion to $1.8 billion, which will largely be recognized in the third quarter of fiscal 2023 as we complete the review and remove the content. The Company does not expect any material cash expenditures in connection with this content impairment charge.
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•Consolidated Results
•Current Quarter Results Compared to Prior-Year Quarter
•Current Six-Month Period Results Compared to Prior-Year Six-Month Period
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions, except per share data)	April 1, 2023	April 2, 2022		April 1, 2023	April 2, 2022
Revenues:
Services	$19,586	$17,212	14%	$40,583	$36,754	10%
Products	2,229	2,037	9%	4,744	4,314	10%
Total revenues	21,815	19,249	13%	45,327	41,068	10%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,160)	(11,330)	(16) %	(27,941)	(24,491)	(14) %
Cost of products (exclusive of depreciation and amortization)	(1,456)	(1,264)	(15) %	(3,061)	(2,670)	(15) %
Selling, general, administrative and other	(3,614)	(3,768)	4%	(7,441)	(7,555)	2%
Depreciation and amortization	(1,310)	(1,287)	(2) %	(2,616)	(2,556)	(2) %
Total costs and expenses	(19,540)	(17,649)	(11) %	(41,059)	(37,272)	(10) %
Restructuring and impairment charges	(152)	(195)	22%	(221)	(195)	(13) %
Other income (expense), net	149	(158)	nm	107	(594)	nm
Interest expense, net	(322)	(355)	9%	(622)	(666)	7%
Equity in the income of investees	173	210	(18) %	364	449	(19) %
Income from continuing operations before income taxes	2,123	1,102	93%	3,896	2,790	40%
Income taxes on continuing operations	(635)	(505)	(26) %	(1,047)	(993)	(5) %
Net income from continuing operations	1,488	597	>100%	2,849	1,797	59%
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $14, respectively	—	—	nm	—	(48)	— %
Net income	1,488	597	>100%	2,849	1,749	63%
Net income from continuing operations attributable to noncontrolling interests	(217)	(127)	(71) %	(299)	(175)	(71) %
Net income attributable to Disney	$1,271	$470	>100%	$2,550	$1,574	62%
Diluted earnings per share from continuing operations attributable to Disney	$0.69	$0.26	>100%	$1.39	$0.89	56%

CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 13%, or $2.6 billion, to $21.8 billion; net income attributable to Disney increased to $1.3 billion from $0.5 billion; and diluted earnings per share from continuing operations attributable to Disney (EPS) increased to $0.69 from $0.26 in the prior-year quarter. The EPS increase resulted from the comparison to a revenue reduction for the Content License Early Termination in the prior-year quarter, growth in operating income at DPEP, and an investment gain in the current quarter compared to an investment loss in the prior-year quarter. These increases were partially offset by a decrease in operating income at DMED.
Revenues
Service revenues for the quarter increased 14%, or $2.4 billion, to $19.6 billion resulting from the comparison to the revenue reduction for the Content License Early Termination in the prior-year quarter, growth at our theme parks and resorts, higher DTC subscription revenue and an increase in theatrical distribution revenue. The increase at theme parks and resorts was due to higher volumes and guest spending growth. The increase in DTC subscription revenue was due to subscriber growth and higher rates. These increases were partially offset by lower advertising revenue and, to a lesser extent, lower TV/SVOD distribution and affiliate revenue. Service revenues reflected an approximate 2 percentage point decrease due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact).
Product revenues for the quarter increased 9%, or $0.2 billion, to $2.2 billion due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts, partially offset by lower home entertainment sales volumes. Product revenues reflected an approximate 2 percentage point decrease due to an unfavorable Foreign Exchange Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and expenses
Cost of services for the quarter increased 16%, or $1.8 billion, to $13.2 billion due to higher programming and production costs and, to a lesser extent, increased volumes at our theme parks and resorts and higher technical support costs at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Direct-to-Consumer, increased sports programming costs at Linear Networks and increased production cost amortization resulting from higher theatrical revenue. Costs of services reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Cost of products for the quarter increased 15%, or $0.2 billion, to $1.5 billion due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts, partially offset by a decrease in home entertainment sales volumes. Costs of products reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Selling, general, administrative and other costs decreased 4% to $3.6 billion reflecting an approximate 3 percentage point decrease due to a favorable Foreign Exchange Impact.
Depreciation and amortization increased 2% to $1.3 billion due to higher depreciation at our domestic theme parks and resorts.
Restructuring and impairment charges
In the current quarter, the Company recorded charges of $152 million primarily for severance.
In the prior-year quarter, the Company recorded charges of $195 million due to the impairment of an intangible asset related to the Disney Channel in Russia.
Other income (expense), net
In the current quarter, the Company recorded a DraftKings gain of $149 million. In the prior-year quarter, the Company recorded a DraftKings loss of $158 million.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	April 1, 2023	April 2, 2022	% Change Better (Worse)
Interest expense	$(504)	$(374)	(35) %
Interest income, investment income and other	182	19	>100%
Interest expense, net	$(322)	$(355)	9%
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The increase in interest income, investment income and other resulted from a favorable comparison of pension and postretirement benefit costs, other than service cost, higher interest income on cash balances, and investment gains in the current quarter compared to investment losses in the prior-year quarter.
Equity in the Income of Investees
Income from equity investees decreased $37 million, to $173 million from $210 million, primarily due to lower income from A+E Television Networks.
Effective Income Tax Rate

	Quarter Ended
	April 1, 2023	April 2, 2022
Income from continuing operations before income taxes	$2,123	$1,102
Income tax on continuing operations	635	505
Effective income tax rate - continuing operations	29.9%	45.8%
The decrease in the effective income tax rate was driven by the comparison to an unfavorable impact in the prior-year quarter from new tax regulations that limit our ability to utilize certain foreign tax credits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Quarter Ended
(in millions)	April 1, 2023	April 2, 2022	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(217)	$(127)	(71) %
The increase in net income from continuing operations attributable to noncontrolling interests was due to improved results at Shanghai Disney Resort and lower losses at Hong Kong Disneyland Resort and at our DTC sports business, partially offset by lower results at ESPN.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended April 1, 2023 were impacted by the following:
•TFCF and Hulu acquisition amortization of $558 million
•Restructuring and impairment charges of $152 million
•Other income of $149 million due to the DraftKings gain
Results for the quarter ended April 2, 2022 were impacted by the following:
•A $1.0 billion reduction in revenue for the Content Licence Early Termination
•TFCF and Hulu acquisition amortization of $594 million
•Impairment charges of $195 million
•Other expense of $158 million due to the DraftKings loss
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended April 1, 2023:
TFCF and Hulu acquisition amortization	$(558)	$130	$(428)	$(0.23)
Restructuring and impairment charges	(152)	35	(117)	(0.06)
Other income (expense), net	149	(35)	114	0.06
Total	$(561)	$130	$(431)	$(0.23)

Quarter Ended April 2, 2022:
Content License Early Termination	$(1,023)	$238	$(785)	$(0.43)
TFCF and Hulu acquisition amortization	(594)	138	(456)	(0.24)
Restructuring and impairment charges	(195)	45	(150)	(0.08)
Other income (expense), net	(158)	37	(121)	(0.07)
Total	$(1,970)	$458	$(1,512)	$(0.82)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT SIX-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR SIX-MONTH PERIOD
Revenues for the current period increased $4.3 billion, to $45.3 billion; net income attributable to Disney increased $1.0 billion, to $2.6 billion; and EPS increased to $1.39 from $0.89 in the prior-year period. The EPS increase resulted from the comparison to a revenue reduction for the Content License Early Termination in the prior-year period, growth in operating income at DPEP, and an investment gain in the current period compared to an investment loss in the prior-year period. These increases were partially offset by a decrease in operating income at DMED.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Service revenues for the current period increased 10%, or $3.8 billion, to $40.6 billion, due to increased revenues at our theme parks and resorts, higher DTC subscription revenue, theatrical distribution revenue growth and the comparison to the revenue reduction for the Content License Early Termination in the prior-year period. These increases were partially offset by lower advertising revenue and TV/SVOD distribution and, to a lesser extent, affiliate revenue. The increase at theme parks and resorts was due to higher volumes and guest spending growth. The increase in DTC subscription revenue was due to subscriber growth and higher rates. Service revenues reflected an approximate 2 percentage point decrease due to an unfavorable Foreign Exchange Impact.
Product revenues for the current period increased 10%, or $0.4 billion, to $4.7 billion, due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts, partially offset by lower home entertainment sales volumes. Product revenues reflected an approximate 2 percentage point decrease due to an unfavorable Foreign Exchange Impact.
Costs and expenses
Cost of services for the current period increased 14%, or $3.5 billion, to $27.9 billion, due to higher programming and production costs and, to a lesser extent, increased volumes at our theme parks and resorts and higher technical support costs at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Direct-to-Consumer and increased production cost amortization resulting from higher theatrical revenue. Costs of services reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Cost of products for the current period increased 15%, or $0.4 billion, to $3.1 billion, due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts, partially offset by a decrease in home entertainment volumes. Costs of products reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Selling, general, administrative and other costs for the current period decreased 2%, or $0.1 billion, to $7.4 billion reflecting an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Depreciation and amortization increased 2% to 2.6 billion due to higher depreciation at our domestic theme parks and resorts.
Restructuring and impairment charges
In the current period, the Company recorded charges of $221 million primarily for severance and costs related to exiting our businesses in Russia. In the prior-year period, the Company recorded charges of $195 million due to the impairment of an intangible asset related to the Disney Channel in Russia.
Other income (expense), net
Other income in the current period includes a DraftKings gain of $79 million and a $28 million gain on the sale of a business. Other expense in the prior-year period included a DraftKings loss of $590 million.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	April 1, 2023	April 2, 2022	% Change Better (Worse)
Interest expense	$(969)	$(735)	(32) %
Interest income, investment income and other	347	69	>100%
Interest expense, net	$(622)	$(666)	7%
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The increase in interest income, investment income and other resulted from a favorable comparison of pension and postretirement benefit costs, other than service cost and higher interest income on cash balances.
Equity in the Income of Investees
Income from equity investees decreased $85 million, to $364 million from $449 million, due to lower income from A+E Television Networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Effective Income Tax Rate

	Six Months Ended
	April 1, 2023	April 2, 2022
Income from continuing operations before income taxes	$3,896	$2,790
Income tax on continuing operations	1,047	993
Effective income tax rate - continuing operations	26.9%	35.6%
The decrease in the effective income tax rate was driven by the comparison to unfavorable items in the prior-year period for adjustments related to prior years and for new tax regulations that limit our ability to utilize certain foreign tax credits. These impacts were partially offset by the tax effect of employee share-based awards, which had an unfavorable impact in the current period and a favorable impact in the prior-year period.
Noncontrolling Interests

	Six Months Ended
(in millions)	April 1, 2023	April 2, 2022	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(299)	$(175)	(71) %
The increase in net income from continuing operations attributable to noncontrolling interests was due to the purchase of Major League Baseball’s 15% interest in BAMTech LLC, improved results at Shanghai Disney Resort and lower losses at Hong Kong Disneyland Resort and at our DTC sports business, partially offset by lower results at ESPN.
Certain Items Impacting Results in the Six-Month Period
Results for the six months ended April 1, 2023 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,137 million
•Restructuring and impairment charges of $221 million
•Other income of $107 million due to the DraftKings gain of $79 million and a gain on the sale of a business of $28 million
Results for the six months ended April 2, 2022 were impacted by the following:
•A $1.0 billion reduction in revenue for the Content License Early Termination
•TFCF and Hulu acquisition amortization of $1,189 million
•Impairment charges of $195 million
•Other expense of $594 million due to the DraftKings loss

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Six Months Ended April 1, 2023:
TFCF and Hulu acquisition amortization	$(1,137)	$264	$(873)	$(0.47)
Restructuring and impairment charges	(221)	43	(178)	(0.10)
Other income (expense), net	107	(18)	89	0.05
Total	$(1,251)	$289	$(962)	$(0.52)

Six Months Ended April 2, 2022:
TFCF and Hulu acquisition amortization	$(1,189)	$277	$(912)	$(0.49)
Content License Early Termination	(1,023)	238	(785)	(0.43)
Other income (expense), net	(594)	138	(456)	(0.25)
Restructuring and impairment charges	(195)	45	(150)	(0.08)
Total	$(3,001)	$698	$(2,303)	$(1.25)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended April 1, 2023 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments and other components of revenues:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022		April 1, 2023	April 2, 2022
Disney Media and Entertainment Distribution	$14,039	$13,620	3%	$28,815	$28,205	2%
Disney Parks, Experiences and Products	7,776	6,652	17%	16,512	13,886	19%
Content License Early Termination	—	(1,023)	100%	—	(1,023)	100%
Revenues	$21,815	$19,249	13%	$45,327	$41,068	10%
The following table presents income from our operating segments and other components of income from continuing operations before income taxes:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022		April 1, 2023	April 2, 2022
Disney Media and Entertainment Distribution operating income	$1,119	$1,944	(42) %	$1,109	$2,752	(60) %
Disney Parks, Experiences and Products operating income	2,166	1,755	23%	5,219	4,205	24%
Content License Early Termination	—	(1,023)	100%	—	(1,023)	100%
Corporate and unallocated shared expenses	(279)	(272)	(3) %	(559)	(500)	(12) %
Restructuring and impairment charges	(152)	(195)	22%	(221)	(195)	(13) %
Other expense, net	149	(158)	nm	107	(594)	nm
Interest expense, net	(322)	(355)	9%	(622)	(666)	7%
TFCF and Hulu acquisition amortization	(558)	(594)	6%	(1,137)	(1,189)	4%
Income from continuing operations before income taxes	$2,123	$1,102	93%	$3,896	$2,790	40%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022		April 1, 2023	April 2, 2022
Disney Media and Entertainment Distribution	$169	$169	— %	$333	$322	(3) %
Disney Parks, Experiences and Products
Domestic	455	404	(13) %	907	802	(13) %
International	169	167	(1) %	333	335	1%
Total Disney Parks, Experiences and Products	624	571	(9) %	1,240	1,137	(9) %
Corporate	52	46	(13) %	100	94	(6) %
Total depreciation expense	$845	$786	(8) %	$1,673	$1,553	(8) %
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022		April 1, 2023	April 2, 2022
Disney Media and Entertainment Distribution	$30	$39	23%	$64	$79	19%
Disney Parks, Experiences and Products	27	27	— %	54	54	— %
TFCF and Hulu intangible assets	408	435	6%	825	870	5%
Total amortization of intangible assets	$465	$501	7%	$943	$1,003	6%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues:
Linear Networks	$6,625	$7,116	(7) %
Direct-to-Consumer	5,514	4,903	12%
Content Sales/Licensing and Other	2,197	1,866	18%
Elimination of Intrasegment Revenue(1)	(297)	(265)	(12) %
	$14,039	$13,620	3%
Segment operating income (loss):
Linear Networks	$1,828	$2,815	(35) %
Direct-to-Consumer	(659)	(887)	26%
Content Sales/Licensing and Other	(50)	16	nm
	$1,119	$1,944	(42) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues
Affiliate fees	$4,691	$4,867	(4) %
Advertising	1,768	2,083	(15) %
Other	166	166	— %
Total revenues	6,625	7,116	(7) %
Operating expenses	(3,999)	(3,584)	(12) %
Selling, general, administrative and other	(945)	(902)	(5) %
Depreciation and amortization	(28)	(36)	22%
Equity in the income of investees	175	221	(21) %
Operating Income	$1,828	$2,815	(35) %
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Domestic Channels	$4,044	$4,123	(2) %
International Channels	647	744	(13) %
	$4,691	$4,867	(4) %
The decrease in affiliate revenue at the Domestic Channels was due to a decrease of 6% from fewer subscribers, partially offset by an increase of 3% from higher contractual rates. Contractual rate growth was negatively impacted by the timing of revenue recognition from non-owned TV stations in the prior-year quarter.
The decrease in affiliate revenue at the International Channels was due to decreases of 10% from an unfavorable Foreign Exchange Impact and 6% from fewer subscribers related to channel closures in Latin America and Europe. These decreases were partially offset by an increase of 5% from higher contractual rates.
Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Cable	$813	$833	(2) %
Broadcasting	657	796	(17) %
Domestic Channels	1,470	1,629	(10) %
International Channels	298	454	(34) %
	$1,768	$2,083	(15) %
Lower advertising revenue at Cable resulted from a decrease of 6% from fewer impressions due to lower average viewership at our non-sports channels, partially offset by an increase of 3% from a benefit from the timing of College Football Playoff (CFP) games relative to our fiscal periods. The current quarter included three CFP games compared to one game in the prior-year quarter.
Lower Broadcasting advertising revenue was due to decreases of 10% from fewer impressions at ABC, 4% from lower rates at the owned television stations and 2% from lower rates at ABC. Fewer impressions at ABC reflected lower average viewership and, to a lesser extent, fewer units delivered.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decline in International Channels advertising revenue was due to decreases of 18% from fewer impressions, 9% from lower rates and 7% from an unfavorable Foreign Exchange Impact. Lower impressions were attributable to decreases in average viewership at our sports and non-sports channels. The decrease at our sports channels was primarily due to cricket programming, which reflected airing fewer Indian Premier League (IPL) matches in the current quarter compared to the prior-year quarter as the 2023 IPL season started approximately one week later than the 2022 season. This decrease was partially offset by airing more Board of Control for Cricket in India (BCCI) matches in the current quarter compared to the prior-year quarter.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Cable	$(2,178)	$(1,774)	(23) %
Broadcasting	(766)	(738)	(4) %
Domestic Channels	(2,944)	(2,512)	(17) %
International Channels	(639)	(694)	8%
	$(3,583)	$(3,206)	(12) %
Programming and production costs at Cable increased due to higher CFP and NFL programming costs and, to a lesser extent, contractual rate increases for NBA programming and an increase in sports production costs. The increase in costs for CFP programming was due to the timing of games. Higher NFL rights costs were due to the timing of costs under our new agreement compared to the prior NFL agreement.
The increase in programming and production costs at Broadcasting was due to a higher average cost mix of programming aired in the current quarter and the timing of the Citrus Bowl college football game. The current quarter included more hours of scripted series and fewer hours of reality programming. The Citrus Bowl aired in the current quarter compared to the first quarter of the prior year.
Programming and production costs at the International Channels decreased due to a favorable Foreign Exchange Impact, partially offset by costs for new soccer rights.
Selling, general administrative and other costs increased $43 million, to $945 million from $902 million, driven by higher overhead costs and an increase in marketing spend, partially offset by a favorable Foreign Exchange Impact.
Depreciation and amortization decreased $8 million, to $28 million from $36 million, driven by technology assets that were fully depreciated.
Equity in the Income of Investees
Income from equity investees decreased $46 million, to $175 million from $221 million, primarily due to lower income from A+E Television Networks attributable to a decrease in advertising revenue and higher programming costs.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $987 million, to $1,828 million from $2,815 million, due to decreases at Cable, Broadcasting, the International Channels and, to a lesser extent, lower income from our equity investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Supplemental revenue detail
Domestic Channels	$5,573	$5,826	(4) %
International Channels	1,052	1,290	(18) %
	$6,625	$7,116	(7) %
Supplemental operating income detail
Domestic Channels	$1,568	$2,349	(33) %
International Channels	85	245	(65) %
Equity in the income of investees	175	221	(21) %
	$1,828	$2,815	(35) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues
Subscription fees	$4,605	$3,887	18%
Advertising	750	891	(16) %
TV/SVOD distribution and other	159	125	27%
Total revenues	5,514	4,903	12%
Operating expenses	(5,056)	(4,402)	(15) %
Selling, general, administrative and other	(1,029)	(1,290)	20%
Depreciation and amortization	(88)	(98)	10%
Operating Loss	$(659)	$(887)	26%
Revenues
Growth in subscription fees reflected increases of 13% from higher subscribers and 8% from higher rates, partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact. The increase in subscribers was due to growth at Disney+ and, to a lesser extent, at Hulu and ESPN+. Higher rates were attributable to increases in retail pricing at Hulu, Disney+ and, to a lesser extent, at ESPN+.
Lower advertising revenue reflected a decrease of 16% from fewer impressions due to a decrease at Hulu. The decrease was partially offset by an increase of 3% from higher rates at Hulu.
The increase in TV/SVOD distribution and other revenue was driven by an increase in Ultimate Fighting Championship (UFC) pay-per-view fees due to airing four events in the current quarter compared to three events in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following tables present additional information about our Disney+, ESPN+ and Hulu DTC product offerings(1).
Paid subscribers(2) at:

				% Change Better (Worse)
(in millions)	April 1, 2023	December 31, 2022	April 2, 2022	Apr. 1, 2023 vs. Dec. 31, 2022	Apr. 1, 2023 vs. Apr. 2, 2022
Disney+
Domestic (U.S. and Canada)	46.3	46.6	44.4	(1) %	4%
International (excluding Disney+ Hotstar)(3)	58.6	57.7	43.2	2%	36%
Disney+ Core(4)	104.9	104.3	87.6	1%	20%
Disney+ Hotstar	52.9	57.5	50.1	(8) %	6%
Total Disney+(4)	157.8	161.8	137.7	(2) %	15%

ESPN+	25.3	24.9	22.3	2%	13%

Hulu
SVOD Only	43.7	43.5	41.4	— %	6%
Live TV + SVOD	4.4	4.5	4.1	(2) %	7%
Total Hulu(4)	48.2	48.0	45.6	— %	6%
Average Monthly Revenue Per Paid Subscriber(5):

	Quarter Ended			% Change Better (Worse)
	April 1, 2023	December 31, 2022	April 2, 2022	Apr. 1, 2023 vs. Dec. 31, 2022	Apr. 1, 2023 vs. Apr. 2, 2022
Disney+
Domestic (U.S. and Canada)	$7.14	$5.95	$6.32	20%	13%
International (excluding Disney+ Hotstar)(3)	5.93	5.62	6.35	6%	(7) %
Disney+ Core	6.47	5.77	6.33	12%	2%
Disney+ Hotstar	0.59	0.74	0.76	(20) %	(22) %
Global Disney+	4.44	3.93	4.35	13%	2%

ESPN+	5.64	5.53	4.73	2%	19%

Hulu
SVOD Only	11.73	12.46	12.77	(6) %	(8) %
Live TV + SVOD	92.32	87.90	88.77	5%	4%
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
Supplemental information about paid subscribers:

(in millions)	April 1, 2023	December 31, 2022	April 2, 2022

Domestic (U.S. and Canada) standalone	57.0	58.5	61.6
Domestic (U.S.and Canada) multi-product(a)	21.4	20.8	17.0
	78.4	79.3	78.6

International standalone	102.5	107.0	89.3
International multi-product(b)	9.0	8.1	4.0
	111.5	115.2	93.3

Total(4)	189.9	194.4	171.9
(a)At April 1, 2023, there were 20.0 million and 1.4 million subscribers to three-service and two-service multi-product offerings, respectively. At December 31, 2022, there were 19.6 million and 1.2 million subscribers to three-service and two-service multi-product offerings, respectively. At April 2, 2022, there were 16.8 million and 0.2 million subscribers to three-service and two-service multi-product offerings, respectively.
(b)Consists of subscribers to Combo+.
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
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2023 Comparison to First Quarter of Fiscal 2023
Domestic Disney+ average monthly revenue per paid subscriber increased from $5.95 to $7.14 due to an increase in average retail pricing.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.62 to $5.93 due to a favorable Foreign Exchange Impact, a lower mix of wholesale subscribers and an increase in wholesale pricing.
Disney+ Hotstar average monthly revenue per paid subscriber decreased from $0.74 to $0.59 due to lower per-subscriber advertising revenue.
ESPN+ average monthly revenue per paid subscriber increased from $5.53 to $5.64 driven by higher per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.46 to $11.73 due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product offerings, partially offset by an increase in average retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $87.90 to $92.32 primarily due to an increase in average retail pricing, partially offset by lower per-subscriber advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2023 Comparison to Second Quarter of Fiscal 2022
Domestic Disney+ average monthly revenue per paid subscriber increased from $6.32 to $7.14 due to an increase in average retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber decreased from $6.35 to $5.93 due to a higher mix of subscribers from lower-priced markets and an unfavorable Foreign Exchange Impact, partially offset by a lower mix of wholesale subscribers and an increase in average retail pricing.
Disney+ Hotstar average monthly revenue per paid subscriber decreased from $0.76 to $0.59 due to lower per-subscriber advertising revenue.
ESPN+ average monthly revenue per paid subscriber increased from $4.73 to $5.64 due to an increase in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.77 to $11.73 due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product offerings, partially offset by an increase in average retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $88.77 to $92.32 due to an increase in average retail pricing, partially offset by lower per-subscriber advertising revenue, a higher mix of subscribers to multi-product offerings and lower per-subscriber premium and feature add-on revenue.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Programming and production costs
Disney+	$(1,567)	$(1,196)	(31) %
Hulu	(2,128)	(1,913)	(11) %
ESPN+ and other	(450)	(454)	1%
Total programming and production costs	(4,145)	(3,563)	(16) %
Other operating expense	(911)	(839)	(9) %
	$(5,056)	$(4,402)	(15) %
The increase in programming and production costs at Disney+ was due to more content provided on the service.
Higher programming and production costs at Hulu were attributable to more content provided on the service and increased subscriber-based fees for programming the Live TV service, which resulted from rate increases and an increase in the number of subscribers. These increases were partially offset by a lower average cost mix of SVOD content.
Programming and production costs at ESPN+ and other were comparable to the prior-year quarter as fewer docuseries and lower costs for soccer and NHL programming were offset by higher costs for UFC programming primarily due to an additional event in the current quarter compared to the prior-year quarter. A greater percentage of soccer and NHL games were aired or simulcast at Linear Networks in the current quarter compared to the prior-year quarter.
Other operating expenses increased due to higher technology and distribution costs at Disney+.
Selling, general, administrative and other costs decreased $261 million, to $1,029 million from $1,290 million, resulting from lower marketing costs at Disney+ and, to a lesser extent, Hulu.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $228 million, to $659 million from $887 million, due to improved results at Disney+ and ESPN+, partially offset by lower operating income at Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues
TV/SVOD distribution	$845	$977	(14) %
Theatrical distribution	767	224	>100%
Home entertainment	148	230	(36) %
Other	437	435	— %
Total revenues	2,197	1,866	18%
Operating expenses	(1,605)	(1,232)	(30) %
Selling, general, administrative and other	(560)	(541)	(4) %
Depreciation and amortization	(83)	(74)	(12) %
Equity in the income (loss) of investees	1	(3)	nm
Operating Income (Loss)	$(50)	$16	nm
Revenues
The decrease in TV/SVOD distribution revenue was primarily due to lower sales of theatrical film content due to a decrease in sales volume including the impact of the shift from licensing content to third parties to distributing it on our DTC services.
The increase in theatrical distribution revenue was due to the continued performance of Avatar: The Way of Water, which was released in the first quarter of the current year, and the release of Ant-Man and the Wasp: Quantumania in the current quarter compared to Death on the Nile and the co-produced title Spider-Man: No Way Home in the prior-year quarter.
The decrease in home entertainment revenue was primarily due to lower unit sales of new release titles and, to a lesser extent, catalog titles. Lower unit sales of new release titles were driven by the performance of Strange World in the current quarter compared to Encanto in the prior-year quarter.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Programming and production costs	$(1,268)	$(909)	(39) %
Cost of goods sold and distribution costs	(337)	(323)	(4) %
	$(1,605)	$(1,232)	(30) %
The increase in programming and production costs was due to higher production cost amortization driven by the increase in theatrical revenue, partially offset by decreases due to lower home entertainment and TV/SVOD distribution revenue.
The increase in cost of goods sold and distribution costs was primarily due to increased theatrical distribution costs, partially offset by lower home entertainment volumes.
Selling, general, administrative and other costs increased $19 million, to $560 million from $541 million, due to higher theatrical marketing costs attributable to spending on Ant-Man and the Wasp: Quantumania in the current quarter compared to spending on Death on the Nile in the prior-year quarter.
Depreciation and amortization increased $9 million, to $83 million from $74 million, primarily due to increased investment in technology assets.
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other decreased from income of $16 million to a loss of $50 million, due to lower TV/SVOD distribution results, partially offset by improved theatrical distribution results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Content License Early Termination	$—	$(1,023)	100%
TFCF and Hulu acquisition amortization(1)	(556)	(592)	6%
Restructuring and impairment charges(2)	(122)	(195)	37%
(1)In the current quarter, amortization of intangible assets was $406 million and amortization of step-up on film and television costs was $147 million. In the prior-year quarter, amortization of intangible assets was $433 million and amortization of step-up on film and television costs was $156 million.
(2)Charges for the current period were primarily for severance. Charges for the prior-year quarter were due to the impairment of an intangible asset related to the Disney Channel in Russia.
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues
Theme park admissions	$2,428	$1,973	23%
Parks & Experiences merchandise, food and beverage	1,903	1,515	26%
Resorts and vacations	1,949	1,451	34%
Merchandise licensing and retail	1,011	1,164	(13) %
Parks licensing and other	485	549	(12) %
Total revenues	7,776	6,652	17%
Operating expenses	(4,106)	(3,485)	(18) %
Selling, general, administrative and other	(853)	(809)	(5) %
Depreciation and amortization	(651)	(598)	(9) %
Equity in the loss of investees	—	(5)	100%
Operating Income	$2,166	$1,755	23%
Revenues
Higher theme park admissions revenue was due to increases of 17% from attendance growth and 8% from higher average per capita ticket revenue.
Parks & Experiences merchandise, food and beverage revenue growth reflected increases of 17% from higher volumes and 6% from higher average guest spending.
Higher resorts and vacations revenue was due to increases of 22% from additional passenger cruise days and 6% from higher occupied hotel room nights.
Merchandise licensing and retail revenue was lower due to decreases of 9% from merchandise licensing and 3% from retail. The decrease in merchandise licensing was primarily attributable to a decrease in sales of merchandise based on Spider-Man, Star Wars, Frozen and Avengers. Lower retail revenue was primarily due to a decrease at our publishing business.
The decrease in parks licensing and other revenue was due to lower real estate sales, partially offset by higher royalties from Tokyo Disney Resort and an increase in sponsorship revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	Apr 1, 2023	Apr 2, 2022	Apr 1, 2023	Apr 2, 2022	Apr 1, 2023	Apr 2, 2022
Parks
Increase (decrease)
Attendance(2)	7%	>100%	>100%	78%	27%	>100%
Per Capita Guest Spending(3)	2%	20%	20%	28%	(1) %	26%
Hotels
Occupancy(4)	89%	84%	72%	46%	85%	75%
Available Hotel Room Nights (in thousands)(5)	2,518	2,521	787	787	3,305	3,308
Change in Per Room Guest Spending(6)	— %	30%	25%	(20) %	1%	23%
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
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Operating labor	$(1,826)	$(1,610)	(13) %
Cost of goods sold and distribution costs	(767)	(642)	(19) %
Infrastructure costs	(750)	(651)	(15) %
Other operating expense	(763)	(582)	(31) %
	$(4,106)	$(3,485)	(18) %
The increase in operating labor was attributable to inflation, increased costs for new guest offerings and higher volumes. Higher cost of goods sold and distribution costs were due to volume growth. The increase in infrastructure costs consisted of higher operations support costs and increased technology spending. Other operating expense increased primarily due to higher volumes, inflation and increased costs for new guest offerings.
Selling, general, administrative and other costs increased $44 million, to $853 million from $809 million, driven by higher marketing spend.
Depreciation and amortization increased $53 million, to $651 million from $598 million, due to higher depreciation at our domestic parks and experiences.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Segment Operating Income
Segment operating income increased from $1.8 billion to $2.2 billion due to growth at our international parks and resorts and, to a lesser extent, our domestic parks and experiences, partially offset by a decrease at our consumer products business.
The following table presents supplemental revenue and operating income detail for the DPEP segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Supplemental revenue detail
Parks & Experiences
Domestic	$5,572	$4,898	14%
International	1,184	574	>100%
Consumer Products	1,020	1,180	(14) %
	$7,776	$6,652	17%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,519	$1,385	10%
International	156	(268)	nm
Consumer Products	491	638	(23) %
	$2,166	$1,755	23%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Six-Month Results Compared to the Prior-Year Six-Month Period
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues:
Linear Networks	$13,918	$14,822	(6) %
Direct-to-Consumer	10,821	9,593	13%
Content Sales/Licensing and Other	4,657	4,299	8%
Elimination of Intrasegment Revenue(1)	(581)	(509)	(14) %
	$28,815	$28,205	2%
Segment operating income (loss):
Linear Networks	$3,083	$4,314	(29) %
Direct-to-Consumer	(1,712)	(1,480)	(16) %
Content Sales/Licensing and Other	(262)	(82)	>(100) %
	$1,109	$2,752	(60) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues
Affiliate fees	$9,217	$9,482	(3) %
Advertising	4,266	4,922	(13) %
Other	435	418	4%
Total revenues	13,918	14,822	(6) %
Operating expenses	(9,408)	(9,240)	(2) %
Selling, general, administrative and other	(1,748)	(1,657)	(5) %
Depreciation and amortization	(50)	(74)	32%
Equity in the income of investees	371	463	(20) %
Operating Income	$3,083	$4,314	(29) %
Revenues
Affiliate revenue is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Domestic Channels	$7,929	$7,985	(1) %
International Channels	1,288	1,497	(14) %
	$9,217	$9,482	(3) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Affiliate revenue at the Domestic Channels was comparable to the prior-year period as a decrease of 6% from fewer subscribers was largely offset by an increase of 5% from higher contractual rates.
The decrease in affiliate revenue at the International Channels was due to decreases of 9% from an unfavorable Foreign Exchange Impact and 7% from fewer subscribers, primarily due to channel closures. These decreases were partially offset by an increase of 3% from higher contractual rates.
Advertising revenue is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Cable	$2,018	$2,126	(5) %
Broadcasting	1,539	1,696	(9) %
Domestic Channels	3,557	3,822	(7) %
International Channels	709	1,100	(36) %
	$4,266	$4,922	(13) %
Lower advertising revenue at Cable reflected decreases of 3% from lower rates and 1% from fewer impressions.
The decrease in Broadcasting advertising revenue was due to decreases of 10% from fewer impressions at ABC and 1% from lower rates at ABC, partially offset by an increase of 2% from the owned television stations. The decrease in ABC impressions was attributable to lower average viewership. The increase at the owned television stations was due to higher rates resulting from an increase in political advertising.
The decrease in International Channels advertising revenue was due to decreases of 16% from fewer impressions attributable to lower average viewership, 11% from lower rates and 8% from an unfavorable Foreign Exchange Impact. The decrease in average viewership reflected the timing of IPL matches. Three IPL matches aired in the current period compared to 23 matches in the prior-year period as matches from the 2021 season shifted into fiscal 2022 due to COVID-19, and the 2023 IPL season started approximately one week later than the 2022 season.
Other revenue increased $17 million, to $435 million from $418 million, due to higher sub-licensing fees from International Cricket Council (ICC) T20 World Cup matches in the current period compared to the prior-year period.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Cable	$(5,587)	$(5,357)	(4) %
Broadcasting	(1,579)	(1,538)	(3) %
Domestic Channels	(7,166)	(6,895)	(4) %
International Channels	(1,420)	(1,588)	11%
	$(8,586)	$(8,483)	(1) %
The increase in programming and production costs at Cable was due to contractual rate increases for CFP, NBA and NFL programming, an increase in sports production costs and higher costs for NHL and MLB programming. These increases were partially offset by lower non-sports programming costs due to a lower cost mix of programming at FX Channels. Higher sports production costs were primarily due to increased talent costs and programming additions in the current period. The increase in NHL rights costs was due to more games aired in the current period. Higher MLB programming costs in the current period were a result of fewer games aired in the prior-year period, as the start of the 2022 season was delayed.
The increase in programming and production costs at Broadcasting was due to higher development costs and an increase in costs for sports programming at ABC.
The decrease in programming and production costs at the International Channels was due to a favorable Foreign Exchange Impact and lower sports programming costs. The decrease in sports programming costs was due to lower costs for IPL matches in the current period compared to the prior-year period, partially offset by an increase in sports production costs and costs for new soccer rights.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general administrative and other costs increased $91 million, to $1,748 million from $1,657 million, driven by higher overhead costs, partially offset by a gain on the sale of an interest in our X Games business and a favorable Foreign Exchange Impact.
Depreciation and amortization decreased $24 million, to $50 million from $74 million, driven by technology assets that were fully depreciated.
Equity in the Income of Investees
Income from equity investees decreased $92 million, to $371 million from $463 million, due to lower income from A+E Television Networks attributable to a decrease in advertising revenue and higher programming costs.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $1,231 million, to $3,083 million from $4,314 million, due to decreases at Cable, the International Channels, Broadcasting, and to a lesser extent, lower income from our equity investees.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Supplemental revenue detail
Domestic Channels	$11,639	$11,978	(3) %
International Channels	2,279	2,844	(20) %
	$13,918	$14,822	(6) %
Supplemental operating income detail
Domestic Channels	$2,496	$3,237	(23) %
International Channels	216	614	(65) %
Equity in the income of investees	371	463	(20) %
	$3,083	$4,314	(29) %

Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues
Subscription fees	$8,845	$7,485	18%
Advertising	1,647	1,871	(12) %
TV/SVOD distribution and other	329	237	39%
Total revenues	10,821	9,593	13%
Operating expenses	(10,164)	(8,324)	(22) %
Selling, general, administrative and other	(2,185)	(2,565)	15%
Depreciation and amortization	(184)	(184)	— %
Operating Loss	$(1,712)	$(1,480)	(16) %
Revenues
The increase in subscription fees reflected increases of 15% from higher subscribers due to growth at Disney+ and, to a lesser extent, Hulu and ESPN+, and 6% from higher rates due to increases in retail pricing at Hulu, ESPN+ and Disney+, partially offset by a decrease of 3% from an unfavorable Foreign Exchange Impact.
Lower advertising revenue reflected a decrease of 13% from fewer impressions due to a decrease at Hulu, partially offset by an increase of 4% from higher rates due to an increase at Hulu.
The increase in TV/SVOD distribution and other revenue was due to a favorable Foreign Exchange Impact and an increase in UFC pay-per-view fees. The increase in UFC pay-per-view fees reflected the impact of airing seven events in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
current period compared to five events in the prior-year period and higher pricing, partially offset by lower average buys per event.
The following table presents Average Monthly Revenue Per Paid Subscriber:

	Six Months Ended		% Change Better (Worse)
	April 1, 2023	April 2, 2022
Disney+
Domestic (U.S. and Canada)	$6.56	$6.49	1%
International (excluding Disney+ Hotstar)	5.78	6.17	(6) %
Disney+ (excluding Disney+ Hotstar)	6.13	6.33	(3) %
Disney+ Hotstar	0.67	0.89	(25) %
Global Disney+	4.19	4.38	(4) %

ESPN+	5.58	4.92	13%

Hulu
SVOD Only	12.10	12.87	(6) %
Live TV + SVOD	90.11	87.89	3%
Domestic Disney+ average monthly revenue per paid subscriber increased from $6.49 to $6.56 due to an increase in average retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber decreased from $6.17 to $5.78 due to an unfavorable Foreign Exchange Impact and a higher mix of subscribers from lower-priced markets, partially offset by a lower mix of wholesale subscribers and an increase in average retail pricing.
Disney+ Hotstar average monthly revenue per paid subscriber decreased from $0.89 to $0.67 due to lower per-subscriber advertising revenue.
ESPN+ average monthly revenue per paid subscriber increased from $4.92 to $5.58 due to an increase in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.87 to $12.10 due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product offerings, partially offset by an increase in average retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $87.89 to $90.11 due to an increase in average retail pricing, partially offset by a higher mix of subscribers to multi-product offerings and, to a lesser extent, lower per-subscriber premium and feature add-on revenue and a decrease in per-subscriber advertising revenue.
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Programming and production costs
Disney+	$(3,248)	$(2,116)	(53) %
Hulu	(4,234)	(3,745)	(13) %
ESPN+ and other	(845)	(881)	4%
Total programming and production costs	(8,327)	(6,742)	(24) %
Other operating expense	(1,837)	(1,582)	(16) %
	$(10,164)	$(8,324)	(22) %
The increase in programming and production costs at Disney+ was primarily due to more content provided on the service.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Higher programming and production costs at Hulu were attributable to more content provided on the service and increased subscriber-based fees for programming the Live TV service, which resulted from rate increases and an increase in the number of subscribers.
The decrease in programming and production costs at ESPN+ and other was due to fewer docuseries and lower costs for soccer and NHL programming, partially offset by higher rights costs for UFC programming. The decreases in soccer and NHL programming reflected the impact from a greater percentage of games aired or simulcast at Linear Networks in the current period compared to the prior-year period. Higher costs for UFC programming rights were attributable to two additional events and an increase in contractual rates.
Other operating expenses increased due to higher technology and distribution costs at Disney+.
Selling, general, administrative and other costs decreased $380 million, to $2,185 million from $2,565 million, due to lower marketing costs at Disney+.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer increased $232 million, to $1,712 million from $1,480 million, due to lower operating income at Hulu and a higher loss at Disney+, partially offset by improved results at ESPN+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues
TV/SVOD distribution	$1,607	$2,172	(26) %
Theatrical distribution	1,907	753	>100%
Home entertainment	283	524	(46) %
Other	860	850	1%
Total revenues	4,657	4,299	8%
Operating expenses	(3,460)	(2,857)	(21) %
Selling, general, administrative and other	(1,297)	(1,381)	6%
Depreciation and amortization	(163)	(143)	(14) %
Equity in the income loss of investees	1	—	nm
Operating Loss	$(262)	$(82)	>(100) %
Revenues
The decrease in TV/SVOD distribution revenue was due to lower sales of both theatrical film and episodic television content. The decrease in theatrical film content was due to lower sales volume including the impact of the shift from licensing content to third parties to distributing it on our DTC services. The decrease in sales of episodic television content was due to non-returning series, which were sold in the prior-year period.
The increase in theatrical distribution revenue was due to the release of Avatar: The Way of Water, Black Panther: Wakanada Forever and Ant-Man and the Wasp: Quantumania in the current period compared to Eternals, the co-produced title Spider-Man: No Way Home and Encanto in the prior-year period. Other titles released in the current period included The Menu and Strange World, while other titles released in the prior-year period included Death on the Nile, The King’s Man, West Side Story and Ron’s Gone Wrong.
The decrease in home entertainment revenue was primarily due to lower unit sales of new release and catalog titles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Programming and production costs	$(2,754)	$(2,169)	(27) %
Cost of goods sold and distribution costs	(706)	(688)	(3) %
	$(3,460)	$(2,857)	(21) %
The increase in programming and production costs was due to higher production cost amortization attributable to the increase in theatrical revenue, partially offset by decreases due to lower TV/SVOD and home entertainment distribution revenues.
Higher cost of goods sold and distribution costs were attributable to increased theatrical distribution costs, partially offset by lower home entertainment volumes.
Selling, general, administrative and other costs decreased $84 million, to $1,297 million from $1,381 million, due to lower theatrical marketing costs as fewer titles were released in the current period compared to the prior-year period.
Depreciation and amortization increased $20 million, to $163 million from $143 million, driven by increased investment in technology assets.
Operating Loss from Content Sales/Licensing and Other
The operating loss from Content Sales/Licensing and Other increased $180 million, to $262 million from $82 million, primarily due to lower TV/SVOD and home entertainment distribution results, partially offset by improved theatrical distribution results.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
TFCF and Hulu acquisition amortization(1)	$(1,133)	$(1,185)	4%
Content License Early Termination	—	(1,023)	100%
Restructuring and impairment charges(2)	(191)	(195)	2%
Gain on sale of a business	28	—	nm
(1)In the current period, amortization of intangible assets was $821 million and amortization of step-up on film and television costs was $306 million. In the prior-year period, amortization of intangible assets was $866 million and amortization of step-up on film and television costs was $313 million.
(2)Charges for the current period were primarily for severance and exiting our businesses in Russia. Charges for the prior-year period were due to the impairment of an intangible asset related to the Disney Channel in Russia.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Revenues
Theme park admissions	$5,069	$4,125	23%
Parks & Experiences merchandise, food and beverage	3,883	3,141	24%
Resorts and vacations	3,929	2,896	36%
Merchandise licensing and retail	2,557	2,727	(6) %
Parks licensing and other	1,074	997	8%
Total revenues	16,512	13,886	19%
Operating expenses	(8,245)	(6,936)	(19) %
Selling, general, administrative and other	(1,752)	(1,546)	(13) %
Depreciation and amortization	(1,294)	(1,191)	(9) %
Equity in the loss of investees	(2)	(8)	75%
Operating Income	$5,219	$4,205	24%
Revenues
The increase in theme park admissions revenue was due to increases of 14% from attendance growth and 10% from higher average per capita ticket revenue.
Parks & Experiences merchandise, food and beverage revenue growth reflected increases of 16% from higher volumes and 5% from higher average guest spending.
Higher resorts and vacations revenue was attributable to increases of 20% from additional passenger cruise days and 8% from higher occupied hotel room nights.
The decrease in merchandise licensing and retail revenue was due to decreases of 2% from retail, 2% from merchandise licensing and 1% from an unfavorable Foreign Exchange Impact. Lower retail revenue was due to a decrease in sales at our publishing business and lower online sales. The decrease in merchandise licensing revenue was due to lower sales of merchandise based on Star Wars and Frozen.
The increase in parks licensing and other revenue was driven by increases in royalties from Tokyo Disney Resort and co-branding and sponsorship revenues, partially offset by lower real estate sales.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Parks
Increase (decrease)
Attendance	9%	>100%	52%	>100%	19%	>100%
Per Capita Guest Spending	6%	25%	21%	19%	4%	29%
Hotels
Occupancy	89%	78%	70%	49%	84%	71%
Available Hotel Room Nights (in thousands)	5,038	5,062	1,587	1,587	6,625	6,649
Change in Per Room Guest Spending	1%	31%	16%	(10) %	2%	24%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Operating labor	$(3,615)	$(3,125)	(16) %
Cost of goods sold and distribution costs	(1,679)	(1,440)	(17) %
Infrastructure costs	(1,472)	(1,227)	(20) %
Other operating expense	(1,479)	(1,144)	(29) %
	$(8,245)	$(6,936)	(19) %
The increase in operating labor was attributable to higher volumes, inflation and increased costs for new guest offerings. Cost of goods sold and distribution costs increased due to higher volumes, while the increase in infrastructure costs was primarily attributable to higher operations support costs and increased technology spending. Other operating expense increased primarily due to volume growth, inflation, higher operations support costs and increased costs for new guest offerings, partially offset by a favorable Foreign Exchange Impact.
Selling, general, administrative and other costs increased $206 million, to $1,752 million from $1,546 million, driven by a loss on the disposal of our ownership interest in Villages Nature and higher marketing spend.
Depreciation and amortization increased $103 million, to $1,294 million from $1,191 million, due to higher depreciation at our domestic theme parks and resorts.
Segment Operating Income
Segment operating income increased from $4.2 billion to $5.2 billion due to growth at our domestic and international parks and experiences, partially offset by a decrease at our consumer products business.
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Supplemental revenue detail
Parks & Experiences
Domestic	$11,644	$9,698	20%
International	2,278	1,435	59%
Consumer Products	2,590	2,753	(6) %
	$16,512	$13,886	19%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$3,632	$2,940	24%
International	235	(247)	nm
Consumer Products	1,352	1,512	(11) %
	$5,219	$4,205	24%
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022		April 1, 2023	April 2, 2022
Corporate and unallocated shared expenses	$(279)	$(272)	(3) %	$(559)	$(500)	(12) %
Corporate and unallocated shared expenses for the current period increased $59 million, from $500 million to $559 million, primarily due to marketing spend on the Disney100 celebration and increases in technology costs and rent expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	April 1, 2023	April 2, 2022
Cash provided by operations - continuing operations	$2,262	$1,556	45%
Cash used in investing activities - continuing operations	(2,541)	(2,024)	(26) %
Cash used in financing activities - continuing operations	(1,126)	(2,097)	46%
Cash used in discontinued operations	—	(4)	100%
Impact of exchange rates on cash, cash equivalents and restricted cash	197	(116)	nm
Change in cash, cash equivalents and restricted cash	$(1,208)	$(2,685)	55%
Operating Activities
Cash provided by operations increased $706 million to $2,262 million for the current period compared to $1,556 million in the prior-year period. The increase was due to higher operating cash flow at DMED and DPEP resulting from higher operating cash receipts driven by higher revenue, partially offset by higher operating cash disbursements due to higher operating expenses.
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
The Company’s film and television production and programming activity for the six months ended April 1, 2023 and April 2, 2022 are as follows:

	Six Months Ended
(in millions)	April 1, 2023	April 2, 2022
Beginning balances:
Produced and licensed programming assets	$37,667	$31,732
Programming liabilities	(3,940)	(4,113)
	33,727	27,619
Spending:
Programming licenses and rights	7,498	7,335
Produced film and television content	7,336	7,586
	14,834	14,921
Amortization:
Programming licenses and rights	(7,735)	(7,650)
Produced film and television content	(6,275)	(4,992)
	(14,010)	(12,642)
Change in produced and licensed content costs	824	2,279
Other non-cash activity	12	215
Ending balances:
Produced and licensed programming assets	38,821	34,145
Programming liabilities	(4,258)	(4,032)
	$34,563	$30,113
The Company currently expects its fiscal 2023 spend on produced and licensed content, including sports rights, to be roughly comparable with fiscal 2022 spend of $30 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for the six months ended April 1, 2023 and April 2, 2022 are as follows:

(in millions)	April 1, 2023	April 2, 2022
Disney Media and Entertainment Distribution	$548	$334
Disney Parks, Experiences and Products
Domestic	1,024	1,047
International	410	391
Total Disney Parks, Experiences and Products	1,434	1,438
Corporate	448	288
	$2,430	$2,060
Capital expenditures at the DMED segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The increase in the current period compared to the prior-year period was driven by higher technology spending to support our streaming services.
Capital expenditures at the DPEP segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The increase in the current period compared to the prior-year period was due to higher spending on facilities.
The Company currently expects its fiscal 2023 capital expenditures to be approximately $5.6 billion. Fiscal 2022 spend was $5 billion. The expected increase in capital expenditures is due to higher spending at DMED and on Corporate facilities, partially offset by lower spending at DPEP.
Financing Activities
Cash used in financing activities was $1.1 billion in the current six months compared to $2.1 billion in the prior-year six months. Cash used in financing activities in the current six months was due to the purchase of a redeemable non-controlling interest and a reduction in borrowings, partially offset by the sale of a non-controlling interest. Cash used in financing activities in the prior-year six months was due to a reduction in net borrowings.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended April 1, 2023 and information regarding the Company’s bank facilities. The Company may use operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements, contractual obligations, upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as continuing to not declare dividends; raising financing; suspending or reducing capital spending; reducing film and television content investments; or implementing furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of April 1, 2023, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were BBB+ and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On April 1, 2023, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at April 1, 2023 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$35,363	$35,944	$8,125	$7,921
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

Results of operations (in millions)	Six Months Ended April 1, 2023
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(841)
Net income (loss)	(841)
Net income (loss) attributable to TWDC shareholders	(841)

Balance Sheet (in millions)	April 1, 2023	October 1, 2022
Current assets	$3,610	$5,665
Noncurrent assets	2,078	1,948
Current liabilities	3,933	3,741
Noncurrent liabilities (excluding intercompany to non-Guarantors)	45,982	46,218
Intercompany payables to non-Guarantors	147,989	148,958
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
Cost of content that is predominantly monetized as a group is tested for impairment by comparing the present value of the discounted cash flows of the group to the aggregate unamortized costs of the group. The group is established by identifying the lowest level for which cash flows are independent of the cash flows of other produced and licensed content. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group. If there are no plans to continue to use an individual film or television program that is part of a group, the unamortized cost of the individual title is written down to its estimated fair value. Licensed content is included as part of the group within which it is monetized for purposes of impairment testing.
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
Based on their evaluation as of April 1, 2023, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
BUSINESS, ECONOMIC, MARKET and OPERATING CONDITION RISKS
Changes in technology, in consumer consumption patterns and in how entertainment products are created may affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to new technologies, including shifting patterns of content consumption and how entertainment products are generated. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. These developments have impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. In addition, theater-going to watch movies currently is, and may continue to be, below pre-COVID-19 levels. Declines in linear viewership have resulted in decreased advertising revenue. Rules governing new technological developments, such as developments in generative AI, remain unsettled, and these developments may affect aspects of our existing business model, including revenue streams for the use of our IP and how we create our entertainment products. In order to respond to the impact of new technologies on our businesses, we regularly consider, and from time to time implement, changes to our business models, most recently by developing, investing in and acquiring DTC products, initiating plans to again reorganize our media and entertainment businesses to advance our DTC strategies, and developing new media offerings. There can be no assurance that our DTC offerings, new media offerings and other efforts will successfully respond to technological changes. In addition, declines in certain traditional forms of distribution may increase the cost of content allocable to our DTC offerings, negatively impacting the profitability of our DTC offerings. We expect to forgo revenue from traditional sources, particularly as we expand our DTC offerings. To date we have experienced significant losses in our DTC businesses. There can be no assurance that the DTC model and other business models we may develop will ultimately be profitable or as profitable as our existing or historic business models.
The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.
The value to us of our IP is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our IP may decrease, or the cost of obtaining and maintaining rights may increase. The terms of some copyrights for IP related to some of our products and services have expired and other copyrights will expire in the future. For example, in the United States and countries that look to the United States copyright term when shorter than their own, the copyright term for early works such as the short film Steamboat Willie (1928), and the specific early versions of characters depicted in those works, expires at the end of the 95th calendar year after the date the copyright was originally secured in the United States. As copyrights expire, we expect that revenues generated from such IP will be negatively impacted to some extent.
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

Inadequate laws or weak enforcement mechanisms to protect entertainment industry IP in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its IP rights. COVID-19 and distribution innovation in response to COVID-19 has increased opportunities to access content in unauthorized ways. Additionally, negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments require us to devote substantial resources to protecting our IP against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content and other commercial misuses of our IP. The legal landscape for some new technologies, including some generative AI, remains uncertain, and development of the law in this area could impact our ability to protect against infringing uses.
With respect to IP developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. In addition, the availability of copyright protection and other legal protections for IP generated by certain new technologies, such as generative AI, is uncertain. Successful challenges to our rights in IP may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from or utilize the IP that is the subject of challenged rights. From time to time, the Company has been notified that it may be infringing certain IP rights of third parties. Technological changes in industries in which the Company operates and extensive patent coverage in those areas may increase the risk of such claims being brought and prevailing.
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
New laws and regulations, as well as changes in any of these current laws and regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable, and create an increasingly unpredictable regulatory landscape. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations limiting international trade and investment and disrupting our operations outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong. For example, in 2019 India implemented regulation and tariffs impacting certain bundling of channels; in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, and legislation is currently under consideration that would prohibit importation of goods from certain regions; U.S. state governments have become more active in passing legislation targeted at specific sectors and companies; and in many countries/regions around the world (including but not limited to the EU) regulators are requiring us to broadcast on our linear (or display on our DTC streaming services) programming produced in specific countries as well as invest specified amounts of our revenues in local content productions. In Florida, steps directed at the Company (including the passage of legislation) have been taken and future actions have been threatened, which collectively could negatively impact (and may have already impacted) our ability to execute on our business strategy, our costs and the profitability of our operations in Florida.
Public health and other regional, national, state and local regulations and policies impacted most of our businesses as a result of COVID-19. Government requirements may continue to be extended or be reinstated and new government requirements may be imposed to address COVID-19 or future health outbreaks or pandemics.
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
U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. In addition, we have announced a number of related initiatives and goals, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Consumers’, government and other stakeholders’ perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brands. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain environmental sustainability goals or initiatives may depend in part on third-party collaboration, mitigation innovations and/or the availability of economically feasible solutions at scale.
Labor disputes may disrupt our operations and adversely affect the profitability of one or more of our businesses.
A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors, and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations. Further, the employees of licensees who manufacture and retailers who sell our licensed consumer products, and employees of providers of programming content (such as sports leagues) may be covered by labor agreements with their employers. From time to time, collective bargaining agreements and other labor agreements expire, requiring renegotiation of their terms. In general, labor disputes and work stoppages involving our employees; persons employed on our productions; or

the employees of our licensees or retailers who sell our licensed consumer products or providers of programming content may disrupt our operations and reduce our revenues. For example, on May 2, 2023, members of the Writers Guild of America commenced a work stoppage. If this or another work stoppage by unions involved in production is prolonged, we may be unable to produce, distribute or license programming and theatrical releases, which could result in reduced revenue and have an adverse effect on our profitability. Resolution of disputes or negotiation of new agreements, including rate increases and other changes to employee benefits, has in the past increased our costs and may increase our costs in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended April 1, 2023:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2023 - January 31, 2023	34,406	$98.24	—	na
February 1, 2023 - February 28, 2023	24,514	104.44	—	na
March 1, 2023 - April 1, 2023	25,070	95.11	—	na
Total	83,990	99.11	—	na

(1)83,990 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Employment Agreement dated as of March 10, 2023, by and between the Company and Sonia L. Coleman †	Filed herewith

10.2
Amendment dated April 21, 2023 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †
Filed herewith

10.3	364-Day Credit Agreement dated as of March 3, 2023, among The Walt Disney Company, TWDC Enterprises 18 Corp., the lenders party thereto, and Citibank, N.A., as designated agent	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 7, 2023

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
May 10, 2023
Burbank, California