Form 10-Q
period 2023-07-01
Walt Disney Co
filed 2023-08-09
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,829,778,789 shares of common stock outstanding as of August 2, 2023.

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
Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments, asset acquisitions or dispositions, new or expanded business lines or cessation of certain operations), our execution of our business plans (including the content we create and IP we invest in, our pricing decisions, our cost structure and our management and other personnel decisions), our ability to quickly execute on cost rationalization while preserving revenue, the discovery of additional information or other business decisions, as well as from developments beyond the Company’s control, including:
•the occurrence of subsequent events;
•further deterioration in domestic and global economic conditions or failure of conditions to improve as anticipated;
•deterioration in or pressures from competitive conditions, including competition to create or acquire content, competition for talent and competition for advertising revenue;
•consumer preferences and acceptance of our content, offerings, pricing model and price increases, and corresponding subscriber additions and churn, and the market for advertising sales on our direct-to-consumer services and linear networks;
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
•our operations, business plans or profitability, including direct-to-consumer profitability;
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues:
Services	$20,008	$19,461	$60,591	$56,215
Products	2,322	2,043	7,066	6,357
Total revenues	22,330	21,504	67,657	62,572
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(12,974)	(12,404)	(40,915)	(36,895)
Cost of products (exclusive of depreciation and amortization)	(1,497)	(1,278)	(4,558)	(3,948)
Selling, general, administrative and other	(3,874)	(4,100)	(11,315)	(11,655)
Depreciation and amortization	(1,344)	(1,290)	(3,960)	(3,846)
Total costs and expenses	(19,689)	(19,072)	(60,748)	(56,344)
Restructuring and impairment charges	(2,650)	(42)	(2,871)	(237)
Other income (expense), net	(11)	(136)	96	(730)
Interest expense, net	(305)	(360)	(927)	(1,026)
Equity in the income of investees	191	225	555	674
Income (loss) from continuing operations before income taxes	(134)	2,119	3,762	4,909
Income taxes on continuing operations	(19)	(617)	(1,066)	(1,610)
Net income (loss) from continuing operations	(153)	1,502	2,696	3,299
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $14, respectively	—	—	—	(48)
Net income (loss)	(153)	1,502	2,696	3,251
Net income from continuing operations attributable to noncontrolling interests	(307)	(93)	(606)	(268)
Net income (loss) attributable to Disney	$(460)	$1,409	$2,090	$2,983

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$(0.25)	$0.77	$1.14	$1.66
Discontinued operations	—	—	—	(0.03)
	$(0.25)	$0.77	$1.14	$1.63
Basic
Continuing operations	$(0.25)	$0.77	$1.14	$1.66
Discontinued operations	—	—	—	(0.03)
	$(0.25)	$0.77	$1.14	$1.64

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,829	1,825	1,829	1,827
Basic	1,829	1,823	1,827	1,821
(1)Total may not equal the sum of the column due to rounding.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net income (loss)	$(153)	$1,502	$2,696	$3,251
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	10	428	(614)	506
Pension and postretirement medical plan adjustments	1	119	58	393
Foreign currency translation and other	(101)	(446)	241	(659)
Other comprehensive income (loss)	(90)	101	(315)	240
Comprehensive income (loss)	(243)	1,603	2,381	3,491
Net income from continuing operations attributable to noncontrolling interests	(307)	(93)	(606)	(268)
Other comprehensive income attributable to noncontrolling interests	66	69	21	58
Comprehensive income (loss) attributable to Disney	$(484)	$1,579	$1,796	$3,281
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	July 1, 2023	October 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$11,458	$11,615
Receivables, net	13,112	12,652
Inventories	1,900	1,742
Content advances	2,369	1,890
Other current assets	1,335	1,199
Total current assets	30,174	29,098
Produced and licensed content costs	34,607	35,777
Investments	3,062	3,218
Parks, resorts and other property
Attractions, buildings and equipment	69,819	66,998
Accumulated depreciation	(42,112)	(39,356)
	27,707	27,642
Projects in progress	5,689	4,814
Land	1,181	1,140
	34,577	33,596
Intangible assets, net	13,478	14,837
Goodwill	77,881	77,897
Other assets	10,004	9,208
Total assets	$203,783	$203,631

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$19,115	$20,213
Current portion of borrowings	2,645	3,070
Deferred revenue and other	6,474	5,790
Total current liabilities	28,234	29,073
Borrowings	44,544	45,299
Deferred income taxes	7,304	8,363
Other long-term liabilities	12,759	12,518
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	8,886	9,499
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	57,136	56,398
Retained earnings	45,794	43,636
Accumulated other comprehensive loss	(4,413)	(4,119)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	97,610	95,008
Noncontrolling interests	4,446	3,871
Total equity	102,056	98,879
Total liabilities and equity	$203,783	$203,631
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES
Net income from continuing operations	$2,696	$3,299
Depreciation and amortization	3,960	3,846
Impairment of produced and licensed content costs	2,266	—
Net (gain)/loss on investments and disposition of businesses	(184)	779
Deferred income taxes	(899)	605
Equity in the income of investees	(555)	(674)
Cash distributions received from equity investees	531	575
Net change in produced and licensed content costs and advances	(1,861)	(4,306)
Equity-based compensation	861	723
Pension and postretirement medical benefit cost amortization	3	465
Other, net	(166)	492
Changes in operating assets and liabilities:
Receivables	(744)	(506)
Inventories	(120)	(259)
Other assets	(64)	(684)
Accounts payable and other liabilities	(1,609)	(892)
Income taxes	949	15
Cash provided by operations - continuing operations	5,064	3,478

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,595)	(3,795)
Proceeds from sale of investments	458	39
Other, net	(122)	(116)
Cash used in investing activities - continuing operations	(3,259)	(3,872)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	40	(275)
Borrowings	70	152
Reduction of borrowings	(1,319)	(1,400)
Contributions from / sale of noncontrolling interest	719	48
Acquisition of redeemable noncontrolling interest	(900)	—
Other, net	(737)	(772)
Cash used in financing activities - continuing operations	(2,127)	(2,247)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	—	8
Cash used in financing activities - discontinued operations	—	(12)
Cash used in discontinued operations	—	(4)

Impact of exchange rates on cash, cash equivalents and restricted cash	174	(354)

Change in cash, cash equivalents and restricted cash	(148)	(2,999)
Cash, cash equivalents and restricted cash, beginning of period	11,661	16,003
Cash, cash equivalents and restricted cash, end of period	$11,513	$13,004
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at April 1, 2023	1,827	$56,919	$46,236	$(4,389)	$(907)	$97,859	$3,697	$101,556
Comprehensive income (loss)	—	—	(460)	(24)	—	(484)	168	(316)
Equity compensation activity	3	210	—	—	—	210	—	210
Contributions	—	—	—	—	—	—	602	602
Distributions and other	—	7	18	—	—	25	(21)	4
Balance at July 1, 2023	1,830	$57,136	$45,794	$(4,413)	$(907)	$97,610	$4,446	$102,056

Balance at April 2, 2022	1,822	$55,823	$42,032	$(6,312)	$(907)	$90,636	$4,023	$94,659
Comprehensive income (loss)	—	—	1,409	170	—	1,579	(67)	1,512
Equity compensation activity	1	259	—	—	—	259	—	259
Dividends	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	19	19
Distributions and other	—	5	21	—	—	26	(42)	(16)
Balance at July 2, 2022	1,823	$56,087	$43,462	$(6,142)	$(907)	$92,500	$3,933	$96,433
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income (loss)	—	—	2,090	(294)	—	1,796	299	2,095
Equity compensation activity	6	735	—	—	—	735	—	735
Contributions	—	—	—	—	—	—	789	789
Distributions and other	—	3	68	—	—	71	(513)	(442)
Balance at July 1, 2023	1,830	$57,136	$45,794	$(4,413)	$(907)	$97,610	$4,446	$102,056

Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income	—	—	2,983	298	—	3,281	(22)	3,259
Equity compensation activity	5	615	—	—	—	615	—	615
Contributions	—	—	—	—	—	—	48	48
Distributions and other	—	1	50	—	—	51	(551)	(500)
Balance at July 2, 2022	1,823	$56,087	$43,462	$(6,142)	$(907)	$92,500	$3,933	$96,433
(1)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the nine months ended July 1, 2023 are not necessarily indicative of the results that may be expected for the year ending September 30, 2023.
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
Redeemable Noncontrolling Interests and Contributions from Noncontrolling Interest Holders
Hulu LLC
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
NBCU’s interest will generally not be allocated its portion of Hulu’s losses, if any, as the redeemable noncontrolling interest is required to be carried at a minimum value. The minimum value is equal to the fair value as of the May 2019 agreement date accreted to the January 2024 estimated redemption value. At July 1, 2023, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $8.9 billion, which is reported as “Redeemable noncontrolling interest” in the Condensed Consolidated Balance Sheets.
The Company and NBCU have been conducting a confidential arbitration concerning the parties’ rights and responsibilities under the Hulu limited liability company agreement. The Company expects a decision in that arbitration within the next quarter. The outcome of the arbitration is uncertain and we cannot reasonably estimate the amount of any potential loss or the impact on the determination of the value of Hulu’s equity pursuant to the Hulu limited liability company agreement and thus the amount we may be required to pay to acquire NBCU’s interest in Hulu.
We are accreting NBCU’s interest in Hulu to its guaranteed floor value. In determining the redemption value, our estimate of Hulu’s equity fair value in January 2024 requires management to make significant judgments. If our estimate of the future fair value of Hulu’s equity increased above the guaranteed floor value, we would change our rate of accretion, which would generally increase the amount recorded in “Net income from continuing operations attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Condensed Consolidated Statements of Operations.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
BAMTech LLC
In November 2022, the Company purchased Major League Baseball’s (MLB) 15% redeemable noncontrolling interest in BAMTech LLC (BAMTech), which holds the Company’s domestic DTC sports business, for $900 million (MLB buy-out). MLB’s interest was recorded in the Company’s financial statements at $828 million prior to the MLB buy-out. The $72 million difference was recorded as an increase in “Net income from continuing operations attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations.
During the nine months ended July 1, 2023, Hearst Corporation (Hearst) contributed $710 million to the domestic DTC sports business, in part to fund its 20% share of the MLB buy-out and in part to fund its share of the domestic DTC sports business’s operating cash requirements, which had been funded by the Company through intercompany loans.
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
2.Segment Information
In February 2023, the Company announced that it will be reorganized into three business segments: Disney Entertainment, ESPN and Disney Parks, Experiences and Products. We will report under the new structure commencing with our annual fiscal 2023 reporting, at which time we will have implemented changes to our financial processes to reflect the reorganization. The Company’s operations are currently reported in the following two segments: Disney Media and Entertainment Distribution (DMED) and Disney Parks, Experiences and Products (DPEP), for which separate financial information is evaluated regularly by the Chief Executive Officer to allocate resources and assess performance.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income are as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Revenues:
Disney Media and Entertainment Distribution	$14,004	$14,110	$42,819	$42,315
Disney Parks, Experiences and Products	8,326	7,394	24,838	21,280
Total segment revenues	$22,330	$21,504	$67,657	$63,595
Segment operating income:
Disney Media and Entertainment Distribution	$1,134	$1,381	$2,243	$4,133
Disney Parks, Experiences and Products	2,425	2,186	7,644	6,391
Total segment operating income(1)	$3,559	$3,567	$9,887	$10,524
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Disney Media and Entertainment Distribution	$194	$230	$566	$693
Disney Parks, Experiences and Products	—	(2)	(2)	(10)
Equity in the income of investees included in segment operating income	194	228	564	683
Amortization of TFCF intangible assets related to equity investees	(3)	(3)	(9)	(9)
Equity in the income of investees, net	$191	$225	$555	$674
A reconciliation of segment revenues to total revenues is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Segment revenues	$22,330	$21,504	$67,657	$63,595
Content License Early Termination(1)	—	—	—	(1,023)
Total revenues	$22,330	$21,504	$67,657	$62,572
(1)In February 2022, the Company early terminated certain license agreements with a customer for film and television content, which was delivered in previous years, in order for the Company to use the content primarily on our DTC services (Content License Early Termination). Because the content is functional intellectual property (IP), we had recognized substantially all of the consideration to be paid by the customer under the licenses as revenue in prior years when the content was delivered. Consequently, we recorded the amounts to terminate the licenses agreements, net of remaining amounts of deferred revenue, as a reduction of revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Segment operating income	$3,559	$3,567	$9,887	$10,524
Content License Early Termination	—	—	—	(1,023)
Corporate and unallocated shared expenses	(295)	(325)	(854)	(825)
Restructuring and impairment charges(1)	(2,650)	(42)	(2,871)	(237)
Other income (expense), net(2)	(11)	(136)	96	(730)
Interest expense, net	(305)	(360)	(927)	(1,026)
TFCF and Hulu acquisition amortization(3)	(432)	(585)	(1,569)	(1,774)
Income from continuing operations before income taxes	$(134)	$2,119	$3,762	$4,909
(1)See Note 16 for a discussion of amounts in restructuring and impairment charges.
(2)See Note 4 for a discussion of amounts in other income (expense), net.
(3)TFCF and Hulu acquisition amortization is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Amortization of intangible assets	$361	$422	$1,186	$1,292
Step-up of film and television costs	68	160	374	473
Intangibles related to TFCF equity investees	3	3	9	9
	$432	$585	$1,569	$1,774
Goodwill
The changes in the carrying amount of goodwill are as follows:

	DMED	DPEP	Total
Balance at October 1, 2022	$72,347	$5,550	$77,897
Currency translation adjustments and other, net	(16)	—	(16)
Balance at July 1, 2023	$72,331	$5,550	$77,881

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents our revenues by segment and major source:

	Quarter Ended July 1, 2023			Quarter Ended July 2, 2022
	DMED	DPEP	Total	DMED	DPEP	Content License Early Termination	Total
Affiliate fees	$4,234	$—	$4,234	$4,337	$—	$—	$4,337
Subscription fees	4,537	—	4,537	3,889	—	—	3,889
Advertising	3,042	1	3,043	3,534	1	—	3,535
Theme park admissions	—	2,731	2,731	—	2,312	—	2,312
Resort and vacations	—	1,990	1,990	—	1,805	—	1,805
Retail and wholesale sales of merchandise, food and beverage	—	2,226	2,226	—	1,896	—	1,896
Merchandise licensing	—	876	876	—	916	—	916
TV/SVOD distribution licensing	646	—	646	1,119	—	—	1,119
Theatrical distribution licensing	838	—	838	620	—	—	620
Home entertainment	209	—	209	149	—	—	149
Other	498	502	1,000	462	464	—	926
	$14,004	$8,326	$22,330	$14,110	$7,394	$—	$21,504

	Nine Months Ended July 1, 2023			Nine Months Ended July 2, 2022
	DMED	DPEP	Total	DMED	DPEP	Content License Early Termination	Total
Affiliate fees	$12,870	$—	$12,870	$13,310	$—	$—	$13,310
Subscription fees	13,382	—	13,382	11,374	—	—	11,374
Advertising	9,047	3	9,050	10,425	3	—	10,428
Theme park admissions	—	7,800	7,800	—	6,437	—	6,437
Resort and vacations	—	5,919	5,919	—	4,701	—	4,701
Retail and wholesale sales of merchandise, food and beverage	—	6,750	6,750	—	5,801	—	5,801
Merchandise licensing	—	2,791	2,791	—	2,928	—	2,928
TV/SVOD distribution licensing	2,658	—	2,658	3,639	—	(1,023)	2,616
Theatrical distribution licensing	2,745	—	2,745	1,373	—	—	1,373
Home entertainment	492	—	492	673	—	—	673
Other	1,625	1,575	3,200	1,521	1,410	—	2,931
	$42,819	$24,838	$67,657	$42,315	$21,280	$(1,023)	$62,572

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended July 1, 2023			Quarter Ended July 2, 2022
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$11,466	$6,299	$17,765	$11,444	$6,130	$17,574
Europe	1,352	984	2,336	1,230	897	2,127
Asia Pacific	1,186	1,043	2,229	1,436	367	1,803
Total revenues	$14,004	$8,326	$22,330	$14,110	$7,394	$21,504
Content License Early Termination						—
						$21,504

	Nine Months Ended July 1, 2023			Nine Months Ended July 2, 2022
	DMED	DPEP	Total	DMED	DPEP	Total
Americas	$35,009	$19,357	$54,366	$34,465	$17,400	$51,865
Europe	4,373	2,794	7,167	4,111	2,389	6,500
Asia Pacific	3,437	2,687	6,124	3,739	1,491	5,230
Total revenues	$42,819	$24,838	$67,657	$42,315	$21,280	$63,595
Content License Early Termination						(1,023)
						$62,572
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/SVOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended July 1, 2023, $0.3 billion was recognized related to performance obligations satisfied as of April 1, 2023. For the nine months ended July 1, 2023, $0.7 billion was recognized related to performance obligations satisfied as of October 1, 2022. For the quarter ended July 2, 2022, $0.3 billion was recognized related to performance obligations satisfied as of April 2, 2022. For the nine months ended July 2, 2022, $0.9 billion was recognized related to performance obligations satisfied as of October 2, 2021.
As of July 1, 2023, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, primarily for content and other IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, DTC wholesalers, sports sublicensees, and advertisers. Of this amount, we expect to recognize approximately $2 billion in the remainder of fiscal 2023, $6 billion in fiscal 2024, $4 billion in fiscal 2025 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Accounts receivable and deferred revenues from contracts with customers are as follows:

	July 1, 2023	October 1, 2022
Accounts receivable
Current	$11,445	$10,886
Non-current	1,126	1,226
Allowance for credit losses	(165)	(179)
Deferred revenues
Current	5,871	5,531
Non-current	834	927
For the quarter and nine months ended July 1, 2023, the Company recognized revenue of $0.5 billion and $4.7 billion, respectively, that was included in the October 1, 2022 deferred revenue balance. For the quarter and nine months ended July 2, 2022, the Company recognized revenue of $0.4 billion and $3.2 billion, respectively, that was included in the October 2, 2021

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/SVOD licenses.
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
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights (TV/SVOD licensing) and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of TV/SVOD licensing receivables recorded in other non-current assets was $0.5 billion at July 1, 2023 and $0.6 billion at October 1, 2022. The balance of vacation club receivables recorded in other non-current assets was $0.6 billion at both July 1, 2023 and October 1, 2022. The allowance for credit losses and activity for the period ended July 1, 2023 was not material.
4.Other Income (Expense), net
Other income (expense), net is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
DraftKings gain (loss)	$90	$(136)	$169	$(726)
Other, net	(101)	—	(73)	(4)
Other income (expense), net	$(11)	$(136)	$96	$(730)
For the quarter and nine months ended July 1, 2023, the Company recognized a gain of $90 million and $169 million, respectively, on its investment in DraftKings, Inc. (DraftKings), which was sold in the current quarter. “Other, net” for the quarter and nine months ended July 1, 2023 includes a charge of $101 million related to a legal ruling. For the prior-year quarter and nine months ended July 2, 2022, the Company recognized a non-cash loss of $136 million and $726 million, respectively, to adjust its investment in DraftKings to fair value.
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	July 1, 2023	October 1, 2022
Cash and cash equivalents	$11,458	$11,615
Restricted cash included in:
Other current assets	3	3
Other assets	52	43
Total cash, cash equivalents and restricted cash in the statement of cash flows	$11,513	$11,661

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the nine months ended July 1, 2023, the Company’s borrowing activity was as follows:

	October 1, 2022	Borrowings	Payments	Other Activity	July 1, 2023
Commercial paper with original maturities less than three months	$50	$1,020	$—	$3	$1,073
Commercial paper with original maturities greater than three months	1,612	2,519	(3,499)	—	632
U.S. dollar denominated notes(1)	45,091	—	(1,242)	(104)	43,745
Asia Theme Parks borrowings	1,425	70	(77)	18	1,436
Foreign currency denominated debt and other(2)	191	—	—	112	303
	$48,369	$3,609	$(4,818)	$29	$47,189
(1)The other activity is primarily due to the amortization of purchase accounting adjustments and debt issuance fees.
(2)The other activity is primarily due to market value adjustments for debt with qualifying hedges.
At July 1, 2023, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2024	$5,250	$—	$5,250
Facility expiring March 2025	3,000	—	3,000
Facility expiring March 2027	4,000	—	4,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR), and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s ranging from 0.655% to 1.225%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On July 1, 2023, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of July 1, 2023, the Company has $1.7 billion of outstanding letters of credit, of which none were issued under this facility.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Operations and consist of the following:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Interest expense	$(503)	$(380)	$(1,472)	$(1,115)
Interest and investment income	111	7	288	44
Net periodic pension and postretirement benefit costs (other than service costs)	87	13	257	45
Interest expense, net	$(305)	$(360)	$(927)	$(1,026)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	July 1, 2023	October 1, 2022
Cash and cash equivalents	$480	$280
Other current assets	190	137
Total current assets	670	417
Parks, resorts and other property	6,175	6,356
Other assets	195	161
Total assets	$7,040	$6,934

Current liabilities	$540	$468
Long-term borrowings	1,436	1,426
Other long-term liabilities	445	395
Total liabilities	$2,421	$2,289
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Operations for the nine months ended July 1, 2023:

Revenues	$3,530
Costs and expenses	(3,067)
Equity in the loss of investees	(2)
Asia Theme Parks’ royalty and management fees of $155 million for the nine months ended July 1, 2023 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended July 1, 2023 were $1,123 million provided by operating activities, $683 million used in investing activities and $5 million provided by financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $160 million and $107 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.7 billion ($345 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2028. The outstanding balance under the line of credit at July 1, 2023 was $189 million. The Company’s line of credit is eliminated in consolidation.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $956 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. As of July 1, 2023, the total amount outstanding under the line of credit was 0.8 billion yuan (approximately $112 million). These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.6 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of July 1, 2023 the total amount outstanding under the line of credit was 1.1 billion yuan (approximately $149 million).
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of July 1, 2023			As of October 1, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$5,437	$13,282	$18,719	$4,639	$12,688	$17,327
Completed, not released	36	963	999	214	2,019	2,233
In-process	3,201	7,560	10,761	5,041	6,793	11,834
In development or pre-production	409	199	608	372	254	626
	$9,083	$22,004	31,087	$10,266	$21,754	32,020
Licensed content - Television programming rights and advances			5,889			5,647
Total produced and licensed content			$36,976			$37,667

Current portion			$2,369			$1,890
Non-current portion			$34,607			$35,777

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Amortization of produced and licensed content is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Produced content
Predominantly monetized individually	$954	$878	$3,117	$2,749
Predominantly monetized as a group	1,998	1,674	6,110	4,795
	2,952	2,552	9,227	7,544
Licensed programming rights and advances	3,136	3,258	10,871	10,908
Total produced and licensed content costs(1)	$6,088	$5,810	$20,098	$18,452
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Operations. Amounts exclude impairment charges of $2.0 billion for produced content and $257 million for licensed programming rights recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations in the quarter and nine months ended July 1, 2023 (see Note 16).
8.Income Taxes
Unrecognized Tax Benefits
During the nine months ended July 1, 2023, the Company increased its gross unrecognized tax benefits (before interest and penalties) by $0.2 billion to $2.7 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.1 billion.
California Disaster Relief
Pursuant to relief provided to certain taxpayers by the Internal Revenue Service and California State Board of Equalization as a result of winter storms in California, the Company is permitted to defer payment of federal and California state tax payments due in 2023 until October 16, 2023.
9.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service costs	$65	$100	$193	$302	$1	$2	$4	$7
Other costs (benefits):
Interest costs	195	124	586	374	20	13	61	39
Expected return on plan assets	(288)	(293)	(863)	(880)	(15)	(15)	(45)	(44)
Amortization of previously deferred service costs	2	3	7	5	—	—	—	—
Recognized net actuarial loss	5	149	14	441	(6)	6	(17)	20
Total other costs (benefits)	(86)	(17)	(256)	(60)	(1)	4	(1)	15
Net periodic benefit cost (income)	$(21)	$83	$(63)	$242	$—	$6	$3	$22
During the nine months ended July 1, 2023, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2023. Final minimum funding requirements for fiscal 2023 will be determined based on a January 1, 2023 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2023.

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

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,829	1,823	1,827	1,821
Weighted average dilutive impact of Awards(1)	—	2	2	6
Weighted average number of common and common equivalent shares outstanding (diluted)	1,829	1,825	1,829	1,827
Awards excluded from diluted earnings per share	23	26	24	13
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.Equity
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Third quarter of fiscal 2023
Balance at April 1, 2023	$2	$(3,697)	$(1,701)	$(5,396)
Quarter Ended July 1, 2023:
Unrealized gains (losses) arising during the period	85	—	(44)	41
Reclassifications of realized net (gains) losses to net income	(73)	1	—	(72)
Balance at July 1, 2023	$14	$(3,696)	$(1,745)	$(5,427)

Third quarter of fiscal 2022
Balance at April 2, 2022	$(51)	$(6,668)	$(1,280)	$(7,999)
Quarter Ended July 2, 2022:
Unrealized gains (losses) arising during the period	601	—	(404)	197
Reclassifications of realized net (gains) losses to net income	(27)	155	—	128
Balance at July 2, 2022	$523	$(6,513)	$(1,684)	$(7,674)

Nine months ended fiscal 2023
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Nine Months Ended July 1, 2023:
Unrealized gains (losses) arising during the period	(383)	71	227	(85)
Reclassifications of realized net (gains) losses to net income	(407)	3	42	(362)
Balance at July 1, 2023	$14	$(3,696)	$(1,745)	$(5,427)

Nine months ended fiscal 2022
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Nine Months Ended July 2, 2022:
Unrealized gains (losses) arising during the period	741	47	(637)	151
Reclassifications of realized net (gains) losses to net income	(66)	465	—	399
Balance at July 2, 2022	$523	$(6,513)	$(1,684)	$(7,674)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Third quarter of fiscal 2023
Balance at April 1, 2023	$(1)	$885	$123	$1,007
Quarter Ended July 1, 2023:
Unrealized gains (losses) arising during the period	(19)	—	9	(10)
Reclassifications of realized net (gains) losses to net income	17	—	—	17
Balance at July 1, 2023	$(3)	$885	$132	$1,014

Third quarter of fiscal 2022
Balance at April 2, 2022	$19	$1,570	$98	$1,687
Quarter Ended July 2, 2022:
Unrealized gains (losses) arising during the period	(152)	—	27	(125)
Reclassifications of realized net (gains) losses to net income	6	(36)	—	(30)
Balance at July 2, 2022	$(127)	$1,534	$125	$1,532

Nine months ended fiscal 2023
Balance at October 1, 2022	$(179)	$901	$139	$861
Nine Months Ended July 1, 2023:
Unrealized gains (losses) arising during the period	81	(16)	7	72
Reclassifications of realized net (gains) losses to net income	95	—	(14)	81
Balance at July 1, 2023	$(3)	$885	$132	$1,014

Nine months ended fiscal 2022
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Nine Months Ended July 2, 2022:
Unrealized gains (losses) arising during the period	(184)	(11)	36	(159)
Reclassifications of realized net (gains) losses to net income	15	(108)	—	(93)
Balance at July 2, 2022	$(127)	$1,534	$125	$1,532

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Third quarter of fiscal 2023
Balance at April 1, 2023	$1	$(2,812)	$(1,578)	$(4,389)
Quarter Ended July 1, 2023:
Unrealized gains (losses) arising during the period	66	—	(35)	31
Reclassifications of realized net (gains) losses to net income	(56)	1	—	(55)
Balance at July 1, 2023	$11	$(2,811)	$(1,613)	$(4,413)

Third quarter of fiscal 2022
Balance at April 2, 2022	$(32)	$(5,098)	$(1,182)	$(6,312)
Quarter Ended July 2, 2022:
Unrealized gains (losses) arising during the period	449	—	(377)	72
Reclassifications of realized net (gains) losses to net income	(21)	119	—	98
Balance at July 2, 2022	$396	$(4,979)	$(1,559)	$(6,142)

Nine months ended fiscal 2023
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Nine Months Ended July 1, 2023:
Unrealized gains (losses) arising during the period	(302)	55	234	(13)
Reclassifications of realized net (gains) losses to net income	(312)	3	28	(281)
Balance at July 1, 2023	$11	$(2,811)	$(1,613)	$(4,413)

Nine months ended fiscal 2022
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Nine Months Ended July 2, 2022:
Unrealized gains (losses) arising during the period	557	36	(601)	(8)
Reclassifications of realized net (gains) losses to net income	(51)	357	—	306
Balance at July 2, 2022	$396	$(4,979)	$(1,559)	$(6,142)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Nine Months Ended
		July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Market value adjustments, primarily cash flow hedges	Primarily revenue	$73	$27	$407	$66
Estimated tax	Income taxes	(17)	(6)	(95)	(15)
		56	21	312	51

Pension and postretirement medical expense	Interest expense, net	(1)	(155)	(3)	(465)
Estimated tax	Income taxes	—	36	—	108
		(1)	(119)	(3)	(357)

Foreign currency translation and other	Restructuring and impairment charges	—	—	(42)	—
Estimated tax	Income taxes	—	—	14	—
		—	—	(28)	—
Total reclassifications for the period		$55	$(98)	$281	$(306)
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Stock options	$19	$23	$58	$68
RSUs	272	250	803	655
Total equity-based compensation expense(1)	$291	$273	$861	$723
Equity-based compensation expense capitalized during the period	$35	$39	$108	$109
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $73 million and $1.6 billion, respectively, as of July 1, 2023.
During the nine months ended July 1, 2023 and July 2, 2022, the weighted average grant date fair values for options granted were $34.70 and $46.86, respectively, and for RSUs were $91.98 and $139.55, respectively.
During the nine months ended July 1, 2023, the Company made equity compensation grants consisting of 1.6 million stock options and 9.9 million RSUs.
13.Commitments and Contingencies
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, and (ii) violations of Section 20(a) of the Exchange Act against the individual defendants. Plaintiffs in the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. The Company intends to defend against the lawsuit vigorously. The lawsuit is in the early stages and at this time we cannot reasonably estimate the amount of any potential loss.
On August 4, 2023, a derivative complaint was filed in the U.S. District Court for the Central District of California against nominal Defendant Disney; its Chief Executive Officer Robert Iger; its former Chief Executive Officer, Robert Chapek; its former Chief Financial Officer, Christine M. McCarthy; the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel, and ten current and former members of the Disney Board (Susan E. Arnold; Mary T. Barra; Safra A. Catz; Amy L. Chang; Francis A. deSouza; Michael B.G. Froman; Maria Elena Lagomasino; Calvin R. McDonald; Mark G. Parker; and Derica W. Rice). Along with alleged violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act premised on the same allegations as the Securities Class Action, plaintiff seeks to recover for alleged breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste. The Company intends to defend against the lawsuit vigorously. The lawsuit is in the early stages, and at this time we cannot reasonably estimate the amount of any potential loss.
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

	Fair Value Measurement at July 1, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$40	$—	$—	$40
Derivatives
Foreign exchange	—	1,128	—	1,128
Other	—	7	—	7
Liabilities
Derivatives
Interest rate	—	(1,745)	—	(1,745)
Foreign exchange	—	(767)	—	(767)
Other	—	(8)	—	(8)
Other	—	(474)	—	(474)
Total recorded at fair value	$40	$(1,859)	$—	$(1,819)
Fair value of borrowings	$—	$42,915	$1,462	$44,377

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of July 1, 2023
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$523	$336	$(213)	$(99)
Interest rate	—	—	(1,745)	—
Other	1	1	(6)	(2)
Derivatives not designated as hedges
Foreign exchange	266	3	(393)	(62)
Other	5	—	—	—
Gross fair value of derivatives	795	340	(2,357)	(163)
Counterparty netting	(634)	(262)	772	124
Cash collateral (received) paid	(98)	(4)	1,233	—
Net derivative positions	$63	$74	$(352)	$(39)

	As of October 1, 2022
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$864	$786	$(228)	$(350)
Interest rate	—	1	(1,783)	—
Other	10	—	(4)	—
Derivatives not designated as hedges
Foreign exchange	336	247	(374)	(287)
Other	—	—	(27)	—
Gross fair value of derivatives	1,210	1,034	(2,416)	(637)
Counterparty netting	(831)	(715)	1,070	476
Cash collateral (received) paid	(341)	(151)	1,282	96
Net derivative positions	$38	$168	$(64)	$(65)
Reference Rate Reform
In June 2023, the Company’s interest rate and cross-currency swap agreements were amended to implement modifications related to changing the reference rates from LIBOR to SOFR and from the Canadian Dollar Offered Rate to the Canadian Overnight Repo Rate Average. In connection with these amendments, the Company applied the hedge accounting relief provided by the Financial Accounting Standards Board (FASB) in ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to preserve the fair value hedge designation of the interest rate and cross-currency swaps.
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at July 1, 2023 and October 1, 2022, was $13.5 billion and $14.5 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	July 1, 2023	October 1, 2022	July 1, 2023	October 1, 2022
Borrowings:
Current	$—	$997	$—	$(3)
Long-term	12,542	12,358	(1,640)	(1,733)
	$12,542	$13,355	$(1,640)	$(1,736)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gain (loss) on:
Pay-floating swaps	$(208)	$(210)	$98	$(1,129)
Borrowings hedged with pay-floating swaps	208	210	(98)	1,129
Benefit (expense) associated with interest accruals on pay-floating swaps	(140)	6	(360)	76
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at July 1, 2023 or at October 1, 2022, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarters and nine-month periods ended July 1, 2023 and July 2, 2022 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of July 1, 2023 and October 1, 2022, the notional amounts of the Company’s net foreign exchange cash flow hedges were $9.1 billion and $7.4 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $274 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gain (loss) recognized in Other Comprehensive Income	$89	$583	$(398)	$704
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	76	16	414	42
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of July 1, 2023 and October 1, 2022, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($0.9 billion), respectively. The related gains or losses recognized in earnings were not material for the quarters and nine-month periods ended July 1, 2023 and July 2, 2022.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amounts of these foreign exchange contracts at July 1, 2023 and October 1, 2022 were $4.6 billion and $3.8 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Operations:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net gains (losses) on foreign currency denominated assets and liabilities	$(61)	$(275)	$(19)	$29	$(15)	$96
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	—	257	17	(28)	19	(89)
Net gains (losses)	$(61)	$(18)	$(2)	$1	$4	$7

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$99	$(420)	$(39)	$17	$(124)	$141
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(260)	327	36	(18)	106	(132)
Net gains (losses)	$(161)	$(93)	$(3)	$(1)	$(18)	$9
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at July 1, 2023 and October 1, 2022 and related gains or losses recognized in earnings for the quarters and nine-month periods ended July 1, 2023 and July 2, 2022 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

contracts at both July 1, 2023 and October 1, 2022 were $0.4 billion. The related gains or losses recognized in earnings were not material for the quarters and nine-month periods ended July 1, 2023 and July 2, 2022.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1.6 billion and $1.5 billion at July 1, 2023 and October 1, 2022, respectively.
16.Restructuring and Impairment Charges
Content Impairment
As part of the Company’s reorganization announced in February 2023, we reviewed our content for alignment with a strategic change in our approach to content curation, and, during the third quarter of fiscal 2023, we removed content from our DTC services and terminated certain third-party license agreements for the right to use content primarily on our DTC platforms. Accordingly, we recorded charges of $2.4 billion in the quarter ended July 1, 2023 (Content Impairment Charge), of which $2.0 billion was related to the write-off of produced content and $0.4 billion was related to the termination of the license agreements. We paid approximately $0.3 billion of cash to terminate these third-party license agreements. The charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.
Restructuring
The quarter ended July 1, 2023 included charges of $210 million for severance costs. The nine months ended July 1, 2023 included charges of $431 million primarily for severance costs and costs related to exiting our businesses in Russia. The quarter and nine months ended July 2, 2022 included charges of $42 million and $237 million, respectively, primarily due to asset impairments related to exiting our businesses in Russia. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.
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
Leadership Change and Restructuring
On November 20, 2022, Robert A. Iger returned to the Company as Chief Executive Officer (CEO) and Director. Mr. Iger previously spent more than four decades at the Company, including 15 years as CEO. Mr. Iger formed a committee to advise him on a new organizational structure and operational changes within the Company to address the goals of the Company’s Board of Directors. In February 2023, the Company announced that it will be reorganized into three business segments: Disney Entertainment, ESPN and Disney Parks, Experiences and Products. We will report under the new structure commencing with our annual fiscal 2023 reporting, at which time we will have implemented changes to our financial processes to reflect the reorganization. The new organizational structure and operational changes have resulted in restructuring and impairment charges (including the Content Impairment Charge discussed in Note 16 to the Condensed Consolidated Financial Statements) and may result in additional charges.
ORGANIZATION OF INFORMATION
Management’s Discussion and Analysis provides a narrative of the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•Consolidated Results
•Current Quarter Results Compared to Prior-Year Quarter
•Current Nine-Month Period Results Compared to Prior-Year Nine-Month Period
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Supplemental Guarantor Financial Information
•Commitments and Contingencies
•Other Matters
•Market Risk

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions, except per share data)	July 1, 2023	July 2, 2022		July 1, 2023	July 2, 2022
Revenues:
Services	$20,008	$19,461	3%	$60,591	$56,215	8%
Products	2,322	2,043	14%	7,066	6,357	11%
Total revenues	22,330	21,504	4%	67,657	62,572	8%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(12,974)	(12,404)	(5) %	(40,915)	(36,895)	(11) %
Cost of products (exclusive of depreciation and amortization)	(1,497)	(1,278)	(17) %	(4,558)	(3,948)	(15) %
Selling, general, administrative and other	(3,874)	(4,100)	6%	(11,315)	(11,655)	3%
Depreciation and amortization	(1,344)	(1,290)	(4) %	(3,960)	(3,846)	(3) %
Total costs and expenses	(19,689)	(19,072)	(3) %	(60,748)	(56,344)	(8) %
Restructuring and impairment charges	(2,650)	(42)	>(100) %	(2,871)	(237)	>(100) %
Other income (expense), net	(11)	(136)	92%	96	(730)	nm
Interest expense, net	(305)	(360)	15%	(927)	(1,026)	10%
Equity in the income of investees	191	225	(15) %	555	674	(18) %
Income (loss) from continuing operations before income taxes	(134)	2,119	nm	3,762	4,909	(23) %
Income taxes on continuing operations	(19)	(617)	97%	(1,066)	(1,610)	34%
Net income (loss) from continuing operations	(153)	1,502	nm	2,696	3,299	(18) %
Loss from discontinued operations, net of income tax benefit of $0, $0, $0 and $14, respectively	—	—	nm	—	(48)	100%
Net income (loss)	(153)	1,502	nm	2,696	3,251	(17) %
Net income from continuing operations attributable to noncontrolling interests	(307)	(93)	>(100) %	(606)	(268)	>(100) %
Net income (loss) attributable to Disney	$(460)	$1,409	nm	$2,090	$2,983	(30) %
Diluted earnings per share from continuing operations attributable to Disney	$(0.25)	$0.77	nm	$1.14	$1.66	(31) %

CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 4%, or $0.8 billion, to $22.3 billion; net income (loss) attributable to Disney was a loss of $0.5 billion in the current quarter compared to income of $1.4 billion in the prior-year quarter; and diluted earnings per share from continuing operations attributable to Disney (EPS) was a loss of $0.25 in the current quarter compared to income of $0.77 in the prior-year quarter. The EPS decrease was due to the Content Impairment Charge in the current quarter.
Revenues
Service revenues for the quarter increased 3%, or $0.5 billion, to $20.0 billion due to higher DTC subscription revenue, increased revenues at our theme parks and resorts, and, to a lesser extent, an increase in theatrical distribution revenue. The increase in DTC subscription revenue was due to subscriber growth and higher rates. The increase at theme parks and resorts was due to higher volumes and guest spending growth. These increases were partially offset by lower advertising and TV/SVOD distribution revenues. Service revenues reflected an approximate 1 percentage point decrease due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact).
Product revenues for the quarter increased 14%, or $0.3 billion, to $2.3 billion due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts. Product revenues reflected an approximate 1 percentage point decrease due to an unfavorable Foreign Exchange Impact.
Costs and expenses
Cost of services for the quarter increased 5%, or $0.6 billion, to $13.0 billion due to cost inflation and increased volumes at our theme parks and higher programming and production costs. The increase in programming and production costs was due

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
to higher costs at Direct-to-Consumer and increased production cost amortization resulting from higher theatrical revenue. These increases were partially offset by a decrease in production cost amortization due to lower TV/SVOD distribution sales. Costs of services reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Cost of products for the quarter increased 17%, or $0.2 billion, to $1.5 billion due to higher sales volumes of merchandise, food and beverage and cost inflation at our theme parks and resorts.
Selling, general, administrative and other costs decreased 6% to $3.9 billion driven by lower compensation-related costs.
Depreciation and amortization increased 4% to $1.3 billion due to higher depreciation at our domestic theme parks and resorts.
Restructuring and impairment charges
In the current quarter, the Company recorded charges of $2,650 million due to the Content Impairment Charge and severance.
In the prior-year quarter, the Company recorded charges of $42 million primarily due to asset impairments related to exiting our businesses in Russia.
Other income (expense), net
Other expense, net in the current quarter includes a charge of $101 million related to a legal ruling, largely offset by a DraftKings gain of $90 million. Other expense in the prior-year quarter includes a DraftKings loss of $136 million.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	July 1, 2023	July 2, 2022	% Change Better (Worse)
Interest expense	$(503)	$(380)	(32) %
Interest income, investment income and other	198	20	>100%
Interest expense, net	$(305)	$(360)	15%
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The increase in interest income, investment income and other resulted from higher interest income on cash balances and a favorable comparison of pension and postretirement benefit costs, other than service cost.
Equity in the Income of Investees
Income from equity investees decreased $34 million, to $191 million from $225 million, primarily due to lower income from A+E Television Networks.
Effective Income Tax Rate

	Quarter Ended
	July 1, 2023	July 2, 2022
Income (loss) from continuing operations before income taxes	$(134)	$2,119
Income tax on continuing operations	19	617
Effective income tax rate - continuing operations	(14.2)%	29.1%
The current quarter loss from continuing operations before income taxes included the $2,440 million Content Impairment Charge. Income tax on continuing operations included a benefit of $568 million from this charge using the Company’s marginal income tax rate of approximately 23%. Due to the significance of this charge on pre-tax income, our reported effective tax rate for the current quarter is negative 14.2%. Excluding the impact of this charge, the effective income tax rate on continuing operations would have been approximately 25.5% compared to 29.1% in the prior-year quarter. The decrease was due to the following:
•Lower effective tax rates on foreign earnings in the current quarter compared to the prior-year quarter; and
•A benefit from the comparison of adjustments related to prior years, which was favorable in the current quarter and unfavorable in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Quarter Ended
(in millions)	July 1, 2023	July 2, 2022	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(307)	$(93)	>(100) %
The increase in net income from continuing operations attributable to noncontrolling interests was due to improved results at Shanghai Disney Resort and, to a lesser extent, at Hong Kong Disneyland Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended July 1, 2023 were impacted by the following:
•Restructuring and impairment charges of $2,650 million
•TFCF and Hulu acquisition amortization of $432 million
•Other expense, net of $11 million reflects a charge of $101 million related to a legal ruling, partially offset by a DraftKings gain of $90 million
Results for the quarter ended July 2, 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $585 million
•Other expense of $136 million reflecting a DraftKings loss
•Impairment charges of $42 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended July 1, 2023:
Restructuring and impairment charges	$(2,650)	$617	$(2,033)	$(1.10)
TFCF and Hulu acquisition amortization	(432)	101	(331)	(0.18)
Other expense, net	(11)	5	(6)	—
Total	$(3,093)	$723	$(2,370)	$(1.28)

Quarter Ended July 2, 2022:
TFCF and Hulu acquisition amortization	$(585)	$136	$(449)	$(0.24)
Other expense	(136)	32	(104)	(0.06)
Restructuring and impairment charges	(42)	10	(32)	(0.02)
Total	$(763)	$178	$(585)	$(0.32)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT NINE-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR NINE-MONTH PERIOD
Revenues for the current period increased $5.1 billion, to $67.7 billion; net income attributable to Disney decreased $0.9 billion, to $2.1 billion; and EPS decreased to $1.14 from $1.66 in the prior-year period. The EPS decrease was due to the Content Impairment Charge and lower operating income at DMED. These decreases were partially offset by higher operating income at DPEP, the comparison to a revenue reduction for the Content License Early Termination in the prior-year period and investment gains in the current period compared to investment losses in the prior-year period.
Revenues
Service revenues for the current period increased 8%, or $4.4 billion, to $60.6 billion, due to growth at our theme parks and resorts, higher DTC subscription revenue, an increase in theatrical distribution revenue and the comparison to the revenue reduction for the Content License Early Termination in the prior-year period. These increases were partially offset by decreases

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
in advertising revenue, TV/SVOD distribution sales and, to a lesser extent, affiliate revenue. Growth at theme parks and resorts was due to higher volumes and guest spending. The increase in DTC subscription revenue was due to subscriber growth and higher rates. Service revenues reflected an approximate 1 percentage point decrease due to an unfavorable Foreign Exchange Impact.
Product revenues for the current period increased 11%, or $0.7 billion, to $7.1 billion, due to higher volumes of merchandise, food and beverage at our theme parks and resorts, partially offset by lower home entertainment volumes. Product revenues reflected an approximate 2 percentage point decrease due to an unfavorable Foreign Exchange Impact.
Costs and expenses
Cost of services for the current period increased 11%, or $4.0 billion, to $40.9 billion, due to higher programming and production costs, cost inflation and increased volumes at our theme parks and resorts and, to a lesser extent, higher technology and distribution costs at Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Direct-to-Consumer, increased production cost amortization resulting from higher theatrical revenue and, to a lesser extent, higher sports programming costs. These increases were partially offset by a decrease in production cost amortization due to lower TV/SVOD distribution sales. Costs of services reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Cost of products for the current period increased 15%, or $0.6 billion, to $4.6 billion, due to higher volumes of merchandise, food and beverage and cost inflation at our theme parks and resorts, partially offset by a decrease in home entertainment volumes. Costs of products reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Selling, general, administrative and other costs for the current period decreased 3%, or $0.3 billion, to $11.3 billion due to lower marketing costs at Direct-to-Consumer, partially offset by higher marketing costs at theatrical distribution, Parks and Experiences and Linear Networks. Selling, general, administrative and other costs reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Depreciation and amortization increased 3% to $4.0 billion due to higher depreciation at our domestic theme parks and resorts.
Restructuring and impairment charges
In the current period, the Company recorded charges of $2,871 million due to the Content Impairment Charge, severance and costs related to exiting our businesses in Russia.
In the prior-year period, the Company recorded charges of $237 million primarily due to the impairment of an intangible and other assets related to exiting our businesses in Russia.
Other income (expense), net
Other income, net in the current period includes a DraftKings gain of $169 million and a $28 million gain on the sale of a business, partially offset by a charge of $101 million related to a legal ruling. Other expense, net in the prior-year period includes a DraftKings loss of $726 million.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	July 1, 2023	July 2, 2022	% Change Better (Worse)
Interest expense	$(1,472)	$(1,115)	(32) %
Interest income, investment income and other	545	89	>100%
Interest expense, net	$(927)	$(1,026)	10%
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The increase in interest income, investment income and other resulted from a favorable comparison of pension and postretirement benefit costs, other than service cost and higher interest income on cash balances.
Equity in the Income of Investees
Income from equity investees decreased $119 million, to $555 million from $674 million, due to lower income from A+E Television Networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Effective Income Tax Rate

	Nine Months Ended
	July 1, 2023	July 2, 2022
Income from continuing operations before income taxes	$3,762	$4,909
Income tax on continuing operations	1,066	1,610
Effective income tax rate - continuing operations	28.3%	32.8%
The decrease in the effective income tax rate was due to the following:
•The benefit from the comparison of adjustments related to prior years, which was favorable in the current period and unfavorable in the prior-year period;
•Lower effective tax rates on foreign earnings in the current period compared to the prior-year period; and
•A favorable comparison to new tax regulations issued in the prior year that limited our ability to use certain accumulated foreign tax credits; and
•An unfavorable impact in the current period compared to a favorable impact in the prior-year period for the tax effect of employee share-based awards.
Noncontrolling Interests

	Nine Months Ended
(in millions)	July 1, 2023	July 2, 2022	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(606)	$(268)	>(100) %
The increase in net income from continuing operations attributable to noncontrolling interests was due to improved results at Shanghai Disney Resort, higher accretion of income related to BAMTech due to the MLB buy-out and lower losses at Hong Kong Disneyland Resort and at our domestic DTC sports business. These increases were partially offset by lower results at ESPN.
Certain Items Impacting Results in the Nine-Month Period
Results for the nine months ended July 1, 2023 were impacted by the following:
•Restructuring and impairment charges of $2,871 million
•TFCF and Hulu acquisition amortization of $1,569 million
•Other income, net of $96 million reflecting a DraftKings gain of $169 million and a gain on the sale of a business of $28 million, partially offset by a charge of $101 million related to a legal ruling
Results for the nine months ended July 2, 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,774 million
•A $1.0 billion reduction in revenue for the Content License Early Termination
•Other expense, net of $730 million reflecting a DraftKings loss
•Impairment charges of $237 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Nine Months Ended July 1, 2023:
Restructuring and impairment charges	$(2,871)	$660	$(2,211)	$(1.20)
TFCF and Hulu acquisition amortization	(1,569)	365	(1,204)	(0.65)
Other income, net	96	(13)	83	0.05
Total	$(4,344)	$1,012	$(3,332)	$(1.80)

Nine Months Ended July 2, 2022:
TFCF and Hulu acquisition amortization	$(1,774)	$413	$(1,361)	$(0.73)
Content License Early Termination	(1,023)	238	(785)	(0.43)
Other expense, net	(730)	170	(560)	(0.31)
Restructuring and impairment charges	(237)	55	(182)	(0.10)
Total	$(3,764)	$876	$(2,888)	$(1.57)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended July 1, 2023 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments and other components of revenues:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022		July 1, 2023	July 2, 2022
Disney Media and Entertainment Distribution	$14,004	$14,110	(1) %	$42,819	$42,315	1%
Disney Parks, Experiences and Products	8,326	7,394	13%	24,838	21,280	17%
Content License Early Termination	—	—	nm	—	(1,023)	100%
Revenues	$22,330	$21,504	4%	$67,657	$62,572	8%
The following table presents income from our operating segments and other components of income (loss) from continuing operations before income taxes:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022		July 1, 2023	July 2, 2022
Disney Media and Entertainment Distribution operating income	$1,134	$1,381	(18) %	$2,243	$4,133	(46) %
Disney Parks, Experiences and Products operating income	2,425	2,186	11%	7,644	6,391	20%
Content License Early Termination	—	—	nm	—	(1,023)	100%
Corporate and unallocated shared expenses	(295)	(325)	9%	(854)	(825)	(4) %
Restructuring and impairment charges	(2,650)	(42)	>(100) %	(2,871)	(237)	>(100) %
Other income (expense), net	(11)	(136)	92%	96	(730)	nm
Interest expense, net	(305)	(360)	15%	(927)	(1,026)	10%
TFCF and Hulu acquisition amortization	(432)	(585)	26%	(1,569)	(1,774)	12%
Income (loss) from continuing operations before income taxes	$(134)	$2,119	nm	$3,762	$4,909	(23) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022		July 1, 2023	July 2, 2022
Disney Media and Entertainment Distribution	$199	$163	(22) %	$532	$485	(10) %
Disney Parks, Experiences and Products
Domestic	524	434	(21) %	1,431	1,236	(16) %
International	170	161	(6) %	503	496	(1) %
Total Disney Parks, Experiences and Products	694	595	(17) %	1,934	1,732	(12) %
Corporate	53	47	(13) %	153	141	(9) %
Total depreciation expense	$946	$805	(18) %	$2,619	$2,358	(11) %
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022		July 1, 2023	July 2, 2022
Disney Media and Entertainment Distribution	$9	$36	75%	$73	$115	37%
Disney Parks, Experiences and Products	28	27	(4) %	82	81	(1) %
TFCF and Hulu intangible assets	361	422	14%	1,186	1,292	8%
Total amortization of intangible assets	$398	$485	18%	$1,341	$1,488	10%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues:
Linear Networks	$6,690	$7,189	(7) %
Direct-to-Consumer	5,525	5,058	9%
Content Sales/Licensing and Other	2,082	2,111	(1) %
Elimination of Intrasegment Revenue(1)	(293)	(248)	(18) %
	$14,004	$14,110	(1) %
Segment operating income (loss):
Linear Networks	$1,889	$2,469	(23) %
Direct-to-Consumer	(512)	(1,061)	52%
Content Sales/Licensing and Other	(243)	(27)	>(100) %
	$1,134	$1,381	(18) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues
Affiliate fees	$4,466	$4,585	(3) %
Advertising	2,124	2,470	(14) %
Other	100	134	(25) %
Total revenues	6,690	7,189	(7) %
Operating expenses	(4,052)	(4,091)	1%
Selling, general, administrative and other	(916)	(823)	(11) %
Depreciation and amortization	(29)	(34)	15%
Equity in the income of investees	196	228	(14) %
Operating Income	$1,889	$2,469	(23) %
Revenues
Affiliate revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Domestic Channels	$3,817	$3,884	(2) %
International Channels	649	701	(7) %
	$4,466	$4,585	(3) %
The decrease in affiliate revenue at the Domestic Channels was due to a decrease of 6% from fewer subscribers, partially offset by an increase of 4% from higher contractual rates.
The decrease in affiliate revenue at the International Channels was due to decreases of 10% from an unfavorable Foreign Exchange Impact and 6% from fewer subscribers, including the impact of channel closures, partially offset by an increase of 9% from higher contractual rates.
Advertising revenue is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Cable	$1,034	$1,027	1%
Broadcasting	612	755	(19) %
Domestic Channels	1,646	1,782	(8) %
International Channels	478	688	(31) %
	$2,124	$2,470	(14) %
Cable advertising revenue reflected a modest increase as higher impressions and rates at ESPN were largely offset by lower impressions at our non-sports channels.
Lower Broadcasting advertising revenue was due to decreases of 9% from fewer impressions at ABC, resulting from lower average viewership, and 7% from lower rates at the owned television stations.
The decline in International Channels advertising revenue was due to decreases of 29% from lower rates attributable to Indian Premier League (IPL) cricket programming and 6% from an unfavorable Foreign Exchange Impact, partially offset by an increase of 4% from higher impressions.
Other revenue decreased $34 million, to $100 million from $134 million, driven by the comparison to sub-licensing fees from IPL cricket matches in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Cable	$(2,146)	$(2,066)	(4) %
Broadcasting	(611)	(614)	— %
Domestic Channels	(2,757)	(2,680)	(3) %
International Channels	(927)	(1,000)	7%
	$(3,684)	$(3,680)	— %
Programming and production costs at Cable increased due to higher sports programming and production costs attributable to contractual rate increases for NBA programming and new motor sports programming.
Programming and production costs at the International Channels decreased due to a favorable Foreign Exchange Impact.
Selling, general administrative and other costs increased $93 million, to $916 million from $823 million, driven by higher marketing costs.
Equity in the Income of Investees
Income from equity investees decreased $32 million, to $196 million from $228 million, primarily due to lower income from A+E Television Networks driven by a decrease in advertising revenue.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $580 million, to $1,889 million from $2,469 million, due to decreases at the International Channels, Broadcasting and Cable.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Supplemental revenue detail
Domestic Channels	$5,494	$5,700	(4) %
International Channels	1,196	1,489	(20) %
	$6,690	$7,189	(7) %
Supplemental operating income detail
Domestic Channels	$1,780	$2,075	(14) %
International Channels	(87)	166	nm
Equity in the income of investees	196	228	(14) %
	$1,889	$2,469	(23) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues
Subscription fees	$4,537	$3,889	17%
Advertising	873	1,018	(14) %
TV/SVOD distribution and other	115	151	(24) %
Total revenues	5,525	5,058	9%
Operating expenses	(4,898)	(4,536)	(8) %
Selling, general, administrative and other	(1,059)	(1,494)	29%
Depreciation and amortization	(80)	(89)	10%
Operating Loss	$(512)	$(1,061)	52%
Revenues
Growth in subscription fees reflected an increase of 10% from more subscribers due to growth at Disney+ Core and, to a lesser extent, Hulu and ESPN+. Higher subscription fees also reflected growth of 9% from higher rates, attributable to increases in retail pricing at Disney+ Core, Hulu and, to a lesser extent, at ESPN+. These increases were partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.
Lower advertising revenue reflected a decrease of 13% from fewer impressions due to declines at Disney+ and Hulu. The decrease at Disney+ was attributable to the comparison to IPL cricket programming in the prior-year quarter, as we did not renew the digital rights beginning with the 2023 season. This decrease was partially offset by the U.S. launch of ad-supported Disney+ in the first quarter of the current fiscal year.
The decrease in TV/SVOD distribution and other revenue was attributable to lower Ultimate Fighting Championship (UFC) pay-per-view fees due to a decrease in average buys per event and the impact of airing one less event in the current quarter compared to the prior-year quarter.
The following tables present additional information about our Disney+, ESPN+ and Hulu DTC product offerings(1).

Paid subscribers(2) at:				% Change Better (Worse)
(in millions)	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023 vs. April 1, 2023	July 1, 2023 vs. July 2, 2022
Disney+
Domestic (U.S. and Canada)	46.0	46.3	44.5	(1) %	3%
International (excluding Disney+ Hotstar)(3)	59.7	58.6	49.2	2%	21%
Disney+ Core(4)	105.7	104.9	93.6	1%	13%

Disney+ Hotstar	40.4	52.9	58.4	(24) %	(31) %

ESPN+	25.2	25.3	22.8	— %	11%

Hulu
SVOD Only	44.0	43.7	42.2	1%	4%
Live TV + SVOD	4.3	4.4	4.0	(2) %	8%
Total Hulu(4)	48.3	48.2	46.2	— %	5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber(5):

	Quarter Ended			% Change Better (Worse)
	July 1, 2023	April 1, 2023	July 2, 2022	July 1, 2023 vs. April 1, 2023	July 1, 2023 vs. July 2, 2022
Disney+
Domestic (U.S. and Canada)	$7.31	$7.14	$6.27	2%	17%
International (excluding Disney+ Hotstar)(3)	6.01	5.93	6.31	1%	(5) %
Disney+ Core	6.58	6.47	6.29	2%	5%
Disney+ Hotstar	0.59	0.59	1.20	— %	(51) %

ESPN+	5.45	5.64	4.55	(3) %	20%

Hulu
SVOD Only	12.39	11.73	12.92	6%	(4) %
Live TV + SVOD	91.80	92.32	87.92	(1) %	4%
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
Supplemental information about paid subscribers:

(in millions)	July 1, 2023	April 1, 2023	July 2, 2022

Domestic (U.S. and Canada) standalone	55.6	57.0	60.6
Domestic (U.S. and Canada) multi-product(a)	21.9	21.4	17.8
	77.5	78.4	78.4

International standalone (excluding Disney+ Hotstar)(b)	49.8	49.6	43.6
International multi-product(c)	9.9	9.0	5.6
	59.7	58.6	49.2

Total(4)	137.2	137.0	127.6
(a)At July 1, 2023, there were 20.1 million and 1.8 million subscribers to three-service and two-service multi-product offerings, respectively. At April 1, 2023, there were 20.0 million and 1.4 million subscribers to three-service and two-service multi-product offerings, respectively. At July 2, 2022, there were 17.3 million and 0.5 million subscribers to three-service and two-service multi-product offerings, respectively.
(b)Disney+ Hotstar is not included in any of the Company’s multi-product offerings.
(c)Consists of subscribers to Combo+.

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
Average Monthly Revenue Per Paid Subscriber - Third Quarter of Fiscal 2023 Comparison to Second Quarter of Fiscal 2023
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.14 to $7.31 due to higher per-subscriber advertising revenue.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.93 to $6.01 due to an increase in average retail pricing and a favorable Foreign Exchange Impact, partially offset by a higher mix of wholesale subscribers.
ESPN+ average monthly revenue per paid subscriber decreased from $5.64 to $5.45 due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product offerings.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $11.73 to $12.39 due to higher per-subscriber advertising revenue.
Hulu Live TV + SVOD average monthly revenue per paid subscriber decreased from $92.32 to $91.80. The decrease included lower per-subscriber subscription revenue due to a mix shift of subscribers between bundled services. The decrease was partially offset by higher per-subscriber advertising revenue.
Average Monthly Revenue Per Paid Subscriber - Third Quarter of Fiscal 2023 Comparison to Third Quarter of Fiscal 2022
Domestic Disney+ average monthly revenue per paid subscriber increased from $6.27 to $7.31 due to an increase in average retail pricing and advertising revenue from the launch of ad-supported Disney+, partially offset by a higher mix of subscribers to multi-product offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber decreased from $6.31 to $6.01 due to an unfavorable Foreign Exchange Impact and a decrease in average retail pricing, partially offset by a lower mix of wholesale subscribers. The decrease in average retail pricing reflected the impact of a higher mix of subscribers from lower-priced markets.
Disney+ Hotstar average monthly revenue per paid subscriber decreased from $1.20 to $0.59 due to lower per-subscriber advertising revenue.
ESPN+ average monthly revenue per paid subscriber increased from $4.55 to $5.45 due to an increase in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.92 to $12.39 due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product offerings, partially offset by an increase in average retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $87.92 to $91.80 due to an increase in average retail pricing, partially offset by lower per-subscriber advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Programming and production costs
Disney+	$(1,632)	$(1,435)	(14) %
Hulu	(2,066)	(1,894)	(9) %
ESPN+ and other	(345)	(385)	10%
Total programming and production costs	(4,043)	(3,714)	(9) %
Other operating expense	(855)	(822)	(4) %
	$(4,898)	$(4,536)	(8) %
The increase in programming and production costs at Disney+ was due to higher costs for non-sports content, partially offset by a decrease in sports programming costs reflecting the comparison to IPL cricket programming in the prior-year quarter. Higher costs for non-sports content were due to more content provided on the service.
Higher programming and production costs at Hulu were attributable to more content provided on the service and increased subscriber-based fees for programming the Live TV service, partially offset by a lower average cost mix of SVOD content. Higher subscriber-based fees for programming the Live TV service resulted from more subscribers and rate increases.
The decrease in programming and production costs at ESPN+ and other was driven by lower costs for UFC programming due to one less event in the current quarter compared to the prior-year quarter.
Selling, general, administrative and other costs decreased $435 million, to $1,059 million from $1,494 million, primarily due to a decrease in marketing and compensation-related costs at Disney+ and Hulu.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $549 million, to $512 million from $1,061 million, due to a lower loss at Disney+, higher operating income at Hulu and a lower loss at ESPN+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues
TV/SVOD distribution	$605	$937	(35) %
Theatrical distribution	838	620	35%
Home entertainment	209	149	40%
Other	430	405	6%
Total revenues	2,082	2,111	(1) %
Operating expenses	(1,467)	(1,414)	(4) %
Selling, general, administrative and other	(757)	(650)	(16) %
Depreciation and amortization	(99)	(76)	(30) %
Equity in the income (loss) of investees	(2)	2	nm
Operating Loss	$(243)	$(27)	>(100) %
Revenues
The decrease in TV/SVOD distribution revenue was due to lower sales volumes of episodic television and film content.
The increase in theatrical distribution revenue was due to the release of more significant titles in the current quarter compared to the prior-year quarter. The current quarter included Guardians of the Galaxy Vol. 3, The Little Mermaid, Elemental

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
and Indiana Jones and the Dial of Destiny, which was released in most territories in the last few days of June. The prior-year quarter included Doctor Strange In the Multiverse of Madness and Lightyear.
The increase in home entertainment revenue was due to higher unit sales of new release titles driven by the performance of Avatar: The Way of Water. Other new releases in the current quarter included Ant-Man and the Wasp: Quantumania, whereas the prior-year quarter included Turning Red, Encanto and Death on the Nile.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Programming and production costs	$(1,135)	$(1,123)	(1) %
Cost of goods sold and distribution costs	(332)	(291)	(14) %
	$(1,467)	$(1,414)	(4) %
Programming and production costs were comparable to the prior-year quarter as higher production cost amortization from more theatrical releases and higher home entertainment distribution revenue was largely offset by a decrease due to lower TV/SVOD distribution sales.
The increase in cost of goods sold and distribution costs was driven by increased theatrical distribution costs and higher home entertainment volumes.
Selling, general, administrative and other costs increased $107 million, to $757 million from $650 million, due to higher theatrical marketing costs driven by more titles released in the current quarter compared to the prior-year quarter.
Depreciation and amortization increased $23 million, to $99 million from $76 million, primarily due to asset write-offs in the current quarter and increased investment in technology assets.
Operating Loss from Content Sales/Licensing and Other
Operating loss from Content Sales/Licensing and Other increased $216 million to $243 million from $27 million due to lower TV/SVOD and theatrical distribution results.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Restructuring and impairment charges(1)	$(2,619)	$(34)	>(100) %
TFCF and Hulu acquisition amortization(2)	(430)	(583)	26%
(1)Charges for the current period were due to the Content Impairment Charge and, to a lesser extent, severance. Charges for the prior-year quarter were primarily due to asset impairments related to exiting our businesses in Russia.
(2)In the current quarter, amortization of intangible assets was $359 million and amortization of step-up on film and television costs was $68 million. In the prior-year quarter, amortization of intangible assets was $420 million and amortization of step-up on film and television costs was $160 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues
Theme park admissions	$2,731	$2,312	18%
Parks & Experiences merchandise, food and beverage	1,963	1,688	16%
Resorts and vacations	1,990	1,805	10%
Merchandise licensing and retail	1,138	1,175	(3) %
Parks licensing and other	504	414	22%
Total revenues	8,326	7,394	13%
Operating expenses	(4,279)	(3,729)	(15) %
Selling, general, administrative and other	(900)	(855)	(5) %
Depreciation and amortization	(722)	(622)	(16) %
Equity in the loss of investees	—	(2)	— %
Operating Income	$2,425	$2,186	11%
Revenues
Higher theme park admissions revenue was due to increases of 13% from attendance growth and 5% from higher average per capita ticket revenue. Attendance growth reflected increases at Shanghai Disney Resort and, to a lesser extent, Disneyland Resort, partially offset by a decrease at Walt Disney World Resort.
Parks & Experiences merchandise, food and beverage revenue growth reflected increases of 11% from higher volumes and 3% from higher average guest spending. Volume growth reflected increases at Shanghai Disney Resort and, to a lesser extent, Disneyland Resort and Hong Kong Disneyland Resort, partially offset by a decrease at Walt Disney World Resort.
Higher resorts and vacations revenue was due to an increase of 13% from additional passenger cruise days, partially offset by a decrease of 3% from lower unit sales at Disney Vacation Club. Occupied room nights were comparable to the prior-year quarter as increases at Shanghai Disney Resort and Hong Kong Disneyland Resort, were largely offset by a decrease at Walt Disney World Resort.
Merchandise licensing and retail revenue was lower primarily due to a decrease of 2% from merchandise licensing primarily attributable to a decrease in sales of merchandise based on Star Wars, Toy Story and Avengers, partially offset by higher minimum guarantee shortfall recognition and an increase in sales of merchandise based on Disney Princess and Spider-Man.
The increase in parks licensing and other revenue was primarily due to increases in sponsorship revenue and royalties from Tokyo Disney Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	Quarter Ended		Quarter Ended		Quarter Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Parks
Increase (decrease)
Attendance(2)	1%	93%	88%	17%	20%	69%
Per Capita Guest Spending(3)	— %	10%	16%	28%	(2) %	18%
Hotels
Occupancy(4)	84%	90%	74%	61%	82%	83%
Available Hotel Room Nights (in thousands)(5)	2,527	2,501	793	793	3,320	3,294
Change in Per Room Guest Spending(6)	(1) %	19%	19%	6%	1%	18%
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
(6)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights. In the current quarter, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in the prior-year quarter, the impact would have been a decrease of approximately $20 million in the prior-year quarter.
Costs and Expenses
Operating expenses are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Operating labor	$(1,938)	$(1,693)	(14) %
Cost of goods sold and distribution costs	(811)	(679)	(19) %
Infrastructure costs	(754)	(731)	(3) %
Other operating expense	(776)	(626)	(24) %
	$(4,279)	$(3,729)	(15) %
Higher operating labor was primarily attributable to inflation and higher volumes. The increases in cost of goods sold and distribution costs and infrastructure costs reflected volume growth. Other operating expense increased due to higher volumes and inflation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other costs increased $45 million, to $900 million from $855 million, primarily due to higher marketing expense.
Depreciation and amortization increased $100 million, to $722 million from $622 million, due to accelerated depreciation related to the planned closure of Star Wars: Galactic Starcruiser.
Segment Operating Income
Segment operating income increased from $2.2 billion to $2.4 billion due to growth at our international parks and resorts, partially offset by decreases at our domestic parks and experiences and, to a lesser extent, our consumer products business.
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Supplemental revenue detail
Parks & Experiences
Domestic	$5,649	$5,423	4%
International	1,532	788	94%
Consumer Products	1,145	1,183	(3) %
	$8,326	$7,394	13%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$1,436	$1,651	(13) %
International	428	(64)	nm
Consumer Products	561	599	(6) %
	$2,425	$2,186	11%
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Charge related to a legal ruling	$(101)	$—	nm
Restructuring and impairment charges(1)	(16)	—	nm
TFCF and Hulu acquisition amortization	(2)	(2)	— %
(1)Charges for the current period were due to severance at our consumer products and parks and resorts businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Nine-Month Results Compared to the Prior-Year Nine-Month Period
Disney Media and Entertainment Distribution
Revenue and operating results for the DMED segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues:
Linear Networks	$20,608	$22,011	(6) %
Direct-to-Consumer	16,346	14,651	12%
Content Sales/Licensing and Other	6,739	6,410	5%
Elimination of Intrasegment Revenue(1)	(874)	(757)	(15) %
	$42,819	$42,315	1%
Segment operating income (loss):
Linear Networks	$4,972	$6,783	(27) %
Direct-to-Consumer	(2,224)	(2,541)	12%
Content Sales/Licensing and Other	(505)	(109)	>(100) %
	$2,243	$4,133	(46) %
(1) Reflects fees received by the Linear Networks from other DMED businesses for the right to air our Linear Networks and related services.
Linear Networks
Operating results for Linear Networks are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues
Affiliate fees	$13,683	$14,067	(3) %
Advertising	6,390	7,392	(14) %
Other	535	552	(3) %
Total revenues	20,608	22,011	(6) %
Operating expenses	(13,460)	(13,331)	(1) %
Selling, general, administrative and other	(2,664)	(2,480)	(7) %
Depreciation and amortization	(79)	(108)	27%
Equity in the income of investees	567	691	(18) %
Operating Income	$4,972	$6,783	(27) %
Revenues
Affiliate revenue is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Domestic Channels	$11,746	$11,869	(1) %
International Channels	1,937	2,198	(12) %
	$13,683	$14,067	(3) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Affiliate revenue at the Domestic Channels was comparable to the prior-year period as a decrease of 6% from fewer subscribers was largely offset by an increase of 5% from higher contractual rates.
The decrease in affiliate revenue at the International Channels was due to decreases of 10% from an unfavorable Foreign Exchange Impact and 7% from fewer subscribers, driven by channel closures. These decreases were partially offset by an increase of 5% from higher contractual rates.
Advertising revenue is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Cable	$3,052	$3,153	(3) %
Broadcasting	2,151	2,451	(12) %
Domestic Channels	5,203	5,604	(7) %
International Channels	1,187	1,788	(34) %
	$6,390	$7,392	(14) %
Lower advertising revenue at Cable was driven by a decrease of 1% from fewer impressions as lower viewership at our non-sports channels was partially offset by higher viewership at ESPN.
The decrease in Broadcasting advertising revenue was due to decreases of 10% from fewer impressions at ABC, 1% from lower rates at the owned television stations and 1% from lower rates at ABC. The decrease in ABC impressions was due to lower average viewership.
The decrease in International Channels advertising revenue was due to decreases of 18% from lower rates, 8% from fewer impressions attributable to lower average viewership, and 7% from an unfavorable Foreign Exchange Impact. The decrease in average viewership reflected the timing of IPL matches. Fewer IPL matches aired in the current period compared to the prior-year period as matches from the 2021 season shifted into fiscal 2022 due to COVID-19.
Costs and Expenses
Operating expenses primarily consist of programming and production costs, which are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Cable	$(7,733)	$(7,423)	(4) %
Broadcasting	(2,190)	(2,152)	(2) %
Domestic Channels	(9,923)	(9,575)	(4) %
International Channels	(2,347)	(2,588)	9%
	$(12,270)	$(12,163)	(1) %
The increase in programming and production costs at Cable was due to higher sports programming costs attributable to contractual rate increases for NBA, College Football Playoffs and NFL programming, higher sports production costs, new motor sports programming and higher costs for NHL and MLB programming. These increases were partially offset by lower non-sports programming costs due to a lower cost mix of programming at FX Channels. Higher sports production costs were primarily due to programming additions in the current period and increased talent costs. The increase in NHL rights costs was due to more games aired in the current period. Higher MLB programming costs in the current period were a result of fewer games aired in the prior-year period, as the start of the 2022 season was delayed.
The increase in programming and production costs at Broadcasting was due to a higher cost mix of programming at ABC.
The decrease in programming and production costs at the International Channels was due to a favorable Foreign Exchange Impact, and to a lesser extent, lower sports programming costs and the impact of channel closures. The decrease in sports programming costs was due to lower costs for cricket programming driven by fewer IPL matches in the current period compared to the prior-year period, partially offset by higher soccer rights costs and increased production spending.
Selling, general administrative and other costs increased $184 million, to $2,664 million from $2,480 million, primarily due to higher overhead and marketing costs, partially offset by a favorable Foreign Exchange Impact and a gain on the sale of an interest in our X Games business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Depreciation and amortization decreased $29 million, to $79 million from $108 million, driven by technology assets that were fully depreciated.
Equity in the Income of Investees
Income from equity investees decreased $124 million, to $567 million from $691 million, due to lower income from A+E Television Networks primarily due to a decrease in advertising revenue.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $1,811 million, to $4,972 million from $6,783 million, due to decreases at the International Channels, Cable and Broadcasting, and to a lesser extent, lower income from our equity investees.
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Supplemental revenue detail
Domestic Channels	$17,133	$17,678	(3) %
International Channels	3,475	4,333	(20) %
	$20,608	$22,011	(6) %
Supplemental operating income detail
Domestic Channels	$4,276	$5,312	(20) %
International Channels	129	780	(83) %
Equity in the income of investees	567	691	(18) %
	$4,972	$6,783	(27) %

Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues
Subscription fees	$13,382	$11,374	18%
Advertising	2,520	2,889	(13) %
TV/SVOD distribution and other	444	388	14%
Total revenues	16,346	14,651	12%
Operating expenses	(15,062)	(12,860)	(17) %
Selling, general, administrative and other	(3,244)	(4,059)	20%
Depreciation and amortization	(264)	(273)	3%
Operating Loss	$(2,224)	$(2,541)	12%
Revenues
Growth in subscription fees reflected an increase of 13% from more subscribers due to growth at Disney+ Core and, to a lesser extent, Hulu and ESPN+. Higher subscription fees also reflected growth of 7% from higher rates, attributable to increases in retail pricing at Hulu, Disney+ Core and ESPN+. These increases were partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.
Lower advertising revenue reflected a decrease of 13% from fewer impressions due to declines at Hulu and Disney+, partially offset by growth of 3% from higher rates due to an increase at Hulu. The decrease in impressions at Disney+ was due to the comparison to IPL cricket programming in the prior-year period, as we did not renew the digital rights beginning with the 2023 season. This decrease was partially offset by the U.S. launch of ad-supported Disney+ in the first quarter of the current fiscal year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in TV/SVOD distribution and other revenue was due to a favorable Foreign Exchange Impact and higher recognition of minimum guarantee shortfalls from wholesale distributors, partially offset by lower UFC pay-per-view fees. The decrease in UFC pay-per-view fees was attributable to a decrease in average buys per event, partially offset by the impact of airing one more event in the current period compared to the prior-year period and higher pricing.
The following table presents Average Monthly Revenue Per Paid Subscriber:

	Nine Months Ended		% Change Better (Worse)
	July 1, 2023	July 2, 2022
Disney+
Domestic (U.S. and Canada)	$6.80	$6.42	6%
International (excluding Disney+ Hotstar)	5.82	6.22	(6) %
Disney+ Core	6.26	6.32	(1) %

Disney+ Hotstar	0.65	1.01	(36) %

ESPN+	5.54	4.79	16%

Hulu
SVOD Only	12.19	12.88	(5) %
Live TV + SVOD	90.66	87.90	3%
Domestic Disney+ average monthly revenue per paid subscriber increased from $6.42 to $6.80 due to increases in average retail pricing and per-subscriber advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber decreased from $6.22 to $5.82 due to an unfavorable Foreign Exchange Impact and a decrease in average retail pricing, partially offset by a lower mix of wholesale subscribers. The decrease in average retail pricing reflected the impact of a higher mix of subscribers from lower-priced markets.
Disney+ Hotstar average monthly revenue per paid subscriber decreased from $1.01 to $0.65 due to lower per-subscriber advertising revenue, partially offset by a lower mix of wholesale subscribers.
ESPN+ average monthly revenue per paid subscriber increased from $4.79 to $5.54 due to an increase in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.88 to $12.19 due to lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product offerings, partially offset by an increase in average retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $87.90 to $90.66 due to an increase in average retail pricing, partially offset by a higher mix of subscribers to multi-product offerings and, to a lesser extent, a decrease in per-subscriber advertising revenue and lower per-subscriber premium and feature add-on revenue.
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Programming and production costs
Disney+	$(4,880)	$(3,551)	(37) %
Hulu	(6,300)	(5,639)	(12) %
ESPN+ and other	(1,190)	(1,266)	6%
Total programming and production costs	(12,370)	(10,456)	(18) %
Other operating expense	(2,692)	(2,404)	(12) %
	$(15,062)	$(12,860)	(17) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in programming and production costs at Disney+ was attributable to more content provided on the service.
Higher programming and production costs at Hulu were due to more content provided on the service and increased subscriber-based fees for programming the Live TV service attributable to rate increases and more subscribers.
The decrease in programming and production costs at ESPN+ and other was due to fewer new docuseries and lower costs for soccer and NHL programming, partially offset by higher costs for UFC programming. The decreases in soccer and NHL programming reflected the impact from a greater percentage of games aired or simulcast at Linear Networks in the current period compared to the prior-year period. The increase in costs for UFC programming was attributable to an increase in contractual rates.
Other operating expenses increased primarily due to higher technology and distribution costs at Disney+.
Selling, general, administrative and other costs decreased $815 million, to $3,244 million from $4,059 million, primarily attributable to lower marketing costs at Disney+ and, to a lesser extent, at Hulu.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $317 million, to $2,224 million from $2,541 million, due to improved results at ESPN+ and Disney+, partially offset by lower operating income at Hulu.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues
TV/SVOD distribution	$2,212	$3,109	(29) %
Theatrical distribution	2,745	1,373	100%
Home entertainment	492	673	(27) %
Other	1,290	1,255	3%
Total revenues	6,739	6,410	5%
Operating expenses	(4,927)	(4,271)	(15) %
Selling, general, administrative and other	(2,054)	(2,031)	(1) %
Depreciation and amortization	(262)	(219)	(20) %
Equity in the income (loss) of investees	(1)	2	nm
Operating Loss	$(505)	$(109)	>(100) %
Revenues
The decrease in TV/SVOD distribution revenue was due to lower sales of both episodic television and film content. The decrease in sales of episodic television content was due to non-returning series sold in the prior-year period. The decrease in sales of film content was due to lower sales volume including the impact of the shift from licensing content to third parties to distributing it on our DTC services.
The increase in theatrical distribution revenue was due to the release of Avatar: The Way of Water, three Marvel titles and The Little Mermaid in the current period compared to the release of three Marvel titles, Death on the Nile and The King’s Man in the prior-year period. The Marvel titles released in the current period were Black Panther: Wakanda Forever, Guardians of the Galaxy Vol. 3 and Ant-Man and the Wasp: Quantumania, whereas the prior-year period included Doctor Strange In the Multiverse of Madness, Eternals and the co-produced title Spider-Man: No Way Home.
The decrease in home entertainment revenue was primarily due to lower unit sales.
The increase in other revenue was due to higher revenue from stage plays, resulting from improved performance, partially offset by lower music revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Programming and production costs	$(3,889)	$(3,292)	(18) %
Cost of goods sold and distribution costs	(1,038)	(979)	(6) %
	$(4,927)	$(4,271)	(15) %
The increase in programming and production costs was due to higher production cost amortization attributable to the increase in theatrical revenue, partially offset by decreases due to lower TV/SVOD and, to a lesser extent, home entertainment distribution revenues.
Higher cost of goods sold and distribution costs were attributable to the realignment of certain costs previously reported in general and administrative costs and increased theatrical distribution costs.
Selling, general, administrative and other costs increased $23 million, to $2,054 million from $2,031 million, due to higher theatrical marketing costs, partially offset by the realignment of certain costs to cost of goods sold and distribution costs.
Depreciation and amortization increased $43 million, to $262 million from $219 million, due to increased investment in technology assets and asset write-offs in the current period.
Operating Loss from Content Sales/Licensing and Other
The operating loss from Content Sales/Licensing and Other increased $396 million, to $505 million from $109 million, due to lower TV/SVOD distribution results, partially offset by higher theatrical distribution results.
Items Excluded from Segment Operating Income Related to Disney Media and Entertainment Distribution
The following table presents supplemental information for items related to the DMED segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Restructuring and impairment charges(1)	$(2,810)	$(229)	>(100) %
TFCF and Hulu acquisition amortization(2)	(1,563)	(1,768)	12%
Content License Early Termination	—	(1,023)	100%
Gain on sale of a business	28	—	nm
(1)Charges for the current period were due to the Content Impairment Charge and, to a lesser extent, severance and exiting our businesses in Russia. Charges for the prior-year period were due to the impairment of an intangible and other assets related to exiting our businesses in Russia.
(2)In the current period, amortization of intangible assets was $1,180 million and amortization of step-up on film and television costs was $374 million. In the prior-year period, amortization of intangible assets was $1,286 million and amortization of step-up on film and television costs was $473 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Disney Parks, Experiences and Products
Operating results for the DPEP segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Revenues
Theme park admissions	$7,800	$6,437	21%
Parks & Experiences merchandise, food and beverage	5,846	4,829	21%
Resorts and vacations	5,919	4,701	26%
Merchandise licensing and retail	3,695	3,902	(5) %
Parks licensing and other	1,578	1,411	12%
Total revenues	24,838	21,280	17%
Operating expenses	(12,524)	(10,665)	(17) %
Selling, general, administrative and other	(2,652)	(2,401)	(10) %
Depreciation and amortization	(2,016)	(1,813)	(11) %
Equity in the loss of investees	(2)	(10)	80%
Operating Income	$7,644	$6,391	20%
Revenues
The increase in theme park admissions revenue was due to increases of 14% from attendance growth and 8% from higher average per capita ticket revenue.
Parks & Experiences merchandise, food and beverage revenue growth reflected increases of 14% from higher volumes and 4% from higher average guest spending.
Higher resorts and vacations revenue was attributable to increases of 18% from additional passenger cruise days and 5% from higher occupied hotel room nights.
The decrease in merchandise licensing and retail revenue was due to decreases of 2% from merchandise licensing, 1% from retail and 1% from an unfavorable Foreign Exchange Impact. The decrease in merchandise licensing revenue was primarily due to lower sales of merchandise based on Star Wars, Frozen and Mickey and Friends, partially offset by higher minimum guarantee shortfall recognition. Lower retail revenue was primarily due to a decrease in online sales.
The increase in parks licensing and other revenue was primarily due to higher royalties from Tokyo Disney Resort and increases in sponsorship and co-branding revenues, partially offset by lower real estate sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Parks
Increase (decrease)
Attendance	6%	nm	64%	64%	19%	nm
Per Capita Guest Spending	4%	17%	20%	21%	2%	23%
Hotels
Occupancy	87%	82%	71%	53%	83%	75%
Available Hotel Room Nights (in thousands)	7,565	7,564	2,380	2,380	9,945	9,944
Change in Per Room Guest Spending(1)	1%	26%	14%	(3) %	1%	21%
(1)In the current quarter, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in the prior-year period and the first six months of the current year, the impact would have been a decrease of approximately $30 million in both periods.
Costs and Expenses
Operating expenses are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Operating labor	$(5,553)	$(4,818)	(15) %
Cost of goods sold and distribution costs	(2,490)	(2,119)	(18) %
Infrastructure costs	(2,226)	(1,958)	(14) %
Other operating expense	(2,255)	(1,770)	(27) %
	$(12,524)	$(10,665)	(17) %
The increase in operating labor was attributable to inflation, higher volumes and increased costs for new guest offerings. Cost of goods sold and distribution costs increased due to higher volumes, while the increase in infrastructure costs was attributable to higher volumes and increased technology spending. Other operating expense increased due to volume growth, inflation and higher operations support costs.
Selling, general, administrative and other costs increased $251 million, to $2,652 million from $2,401 million, driven by higher marketing spend and a loss on the disposal of our ownership interest in Villages Nature.
Depreciation and amortization increased $203 million, to $2,016 million from $1,813 million, primarily due to accelerated depreciation related to the planned closure of Star Wars: Galactic Starcruiser and depreciation for the Disney Wish, which launched in the fourth quarter of the prior year.
Segment Operating Income
Segment operating income increased from $6.4 billion to $7.6 billion due to growth at our international and domestic parks and experiences, partially offset by a decrease at our consumer products business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The following table presents supplemental revenue and operating income (loss) detail for the DPEP segment:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Supplemental revenue detail
Parks & Experiences
Domestic	$17,293	$15,121	14%
International	3,810	2,223	71%
Consumer Products	3,735	3,936	(5) %
	$24,838	$21,280	17%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$5,068	$4,591	10%
International	663	(311)	nm
Consumer Products	1,913	2,111	(9) %
	$7,644	$6,391	20%
Items Excluded from Segment Operating Income Related to Disney Parks, Experiences and Products
The following table presents supplemental information for items related to the DPEP segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Charge related to a legal ruling	$(101)	$—	nm
Restructuring and impairment charges(1)	(27)	—	nm
TFCF and Hulu acquisition amortization	(6)	(6)	— %
(1)Charges for the current period were due to severance at our consumer products and parks and resorts businesses.
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022		July 1, 2023	July 2, 2022
Corporate and unallocated shared expenses	$(295)	$(325)	9%	$(854)	$(825)	(4) %
Corporate and unallocated shared expenses decreased $30 million for the quarter, from $325 million to $295 million, primarily due to lower compensation and human resource-related costs, partially offset by an expense associated with an abandoned project and higher rent expense. Corporate and unallocated shared expenses for the current nine-month period increased $29 million, from $825 million to $854 million, primarily due to increases in rent expense and technology costs, an expense associated with an abandoned project and higher marketing spend on the Disney100 celebration. These increases were partially offset by lower compensation and human resource-related costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	July 1, 2023	July 2, 2022
Cash provided by operations - continuing operations	$5,064	$3,478	46%
Cash used in investing activities - continuing operations	(3,259)	(3,872)	16%
Cash used in financing activities - continuing operations	(2,127)	(2,247)	5%
Cash used in discontinued operations	—	(4)	100%
Impact of exchange rates on cash, cash equivalents and restricted cash	174	(354)	nm
Change in cash, cash equivalents and restricted cash	$(148)	$(2,999)	95%
Operating Activities
Cash provided by operations increased $1,586 million to $5,064 million for the current period compared to $3,478 million in the prior-year period. The increase was due to higher operating cash receipts at DPEP and, to a lesser extent, lower spending on film and television content and higher operating cash receipts at DMED. These increases were partially offset by higher operating cash disbursements at DPEP.
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
The Company’s film and television production and programming activity for the nine months ended July 1, 2023 and July 2, 2022 are as follows:

	Nine Months Ended
(in millions)	July 1, 2023	July 2, 2022
Beginning balances:
Produced and licensed programming assets	$37,667	$31,732
Programming liabilities	(3,940)	(4,113)
	33,727	27,619
Spending:
Programming licenses and rights	11,518	10,850
Produced film and television content	10,441	11,908
	21,959	22,758
Amortization:
Programming licenses and rights	(10,871)	(10,908)
Produced film and television content	(9,227)	(7,544)
	(20,098)	(18,452)
Change in produced and licensed content costs	1,861	4,306
Content impairment	(2,266)	—
Other non-cash activity	(191)	209
Ending balances:
Produced and licensed programming assets	36,976	35,979
Programming liabilities	(3,845)	(3,845)
	$33,131	$32,134

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company currently expects its fiscal 2023 spend on produced and licensed content, including sports rights, to be approximately $27 billion compared to fiscal 2022 spend of $30 billion. The expected decrease is due to lower spending on produced content, including the estimated impact of the recent WGA and SAG-AFTRA work stoppages, partially offset by higher spending for sports content.
Investing Activities
Investing activities for the nine months ended July 1, 2023 and July 2, 2022 are as follows:

	Nine Months Ended
(in millions)	July 1, 2023	July 2, 2022
Investments in parks, resorts and other property:
Disney Media and Entertainment Distribution	$755	$543
Disney Parks, Experiences and Products
Domestic	1,544	2,226
International	609	584
Total Disney Parks, Experiences and Products	2,153	2,810
Corporate	687	442
Total investments in parks, resorts and other property	3,595	3,795
Cash used in (provided by) other investing activities, net(1)	(336)	77
Cash used in investing activities - continuing operations	$3,259	$3,872
(1)The current period reflects proceeds from sales of investments.
Capital expenditures at the DMED segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The increase in the current period compared to the prior-year period was driven by higher technology spending to support our streaming services.
Capital expenditures at the DPEP segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The decrease in the current period compared to the prior-year period was due to lower spending on cruise ship fleet expansion.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The increase in the current period compared to the prior-year period was driven by higher spending on facilities.
The Company currently expects its fiscal 2023 capital expenditures to be comparable to fiscal 2022 at approximately $5.0 billion as increases at DMED and on Corporate facilities are offset by lower spending at DPEP.
Financing Activities
Financing activities for the nine months ended July 1, 2023 and July 2, 2022 are as follows:

	Nine Months Ended
(in millions)	July 1, 2023	July 2, 2022
Change in borrowings	$(1,209)	$(1,523)
Activities related to noncontrolling and redeemable noncontrolling interest(1)	(181)	48
Cash used in other financing activities, net(2)	(737)	(772)
Cash used in financing activities - continuing operations	$(2,127)	$(2,247)
(1)Activities related to noncontrolling and redeemable noncontrolling interests in the current period were due to the purchase of a redeemable noncontrolling interest, partially offset by contributions from noncontrolling interest holders.
(2)Primarily consists of dividends to noncontrolling interest holders and equity award activity.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended July 1, 2023 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.

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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of July 1, 2023, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A- and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On July 1, 2023, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at July 1, 2023 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$35,187	$35,564	$8,144	$7,902
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

Results of operations (in millions)	Nine Months Ended July 1, 2023
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(1,168)
Net income (loss)	(1,168)
Net income (loss) attributable to TWDC shareholders	(1,168)

Balance Sheet (in millions)	July 1, 2023	October 1, 2022
Current assets	$3,924	$5,665
Noncurrent assets	2,009	1,948
Current liabilities	3,634	3,741
Noncurrent liabilities (excluding intercompany to non-Guarantors)	45,870	46,218
Intercompany payables to non-Guarantors	148,775	148,958
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
Produced content costs that are part of a group and acquired/licensed content costs are amortized based on projected usage, typically resulting in an accelerated or straight-line amortization pattern. The determination of projected usage requires judgment and is reviewed on a regular basis for changes. Adjustments to projected usage are applied prospectively in the period of the change. Historical viewing patterns are the most significant input into determining the projected usage, and significant judgment is required in using historical viewing patterns to derive projected usage. If projected usage changes we may need to accelerate or slow the recognition of amortization expense.
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
In February 2023, the Company initiated a reorganization of its businesses that will result in a new segment reporting structure in the fourth quarter of fiscal 2023. The Company will perform its annual goodwill impairment assessment in the fourth quarter under both the current reporting structure and the new reporting structure. The change in reporting structure will require us to identify new reporting units, allocate goodwill to these reporting units (generally based on relative fair values) and assign other recorded assets and liabilities to these reporting units. Since our prior annual impairment assessment performed in the fourth quarter of fiscal 2022, discount rates have generally increased and certain projected revenue streams at our media and entertainment businesses have declined, which declines we expect will continue. Both of these impacts, all else being equal, have the effect of reducing the fair value of these businesses and consequently reducing the excess of fair value over book value of our reporting units. As we finalize our impairment assessment in the fourth quarter, the assumptions we make about future cash flows and discount rates as well as the identification of new reporting units and the results of reallocating goodwill and other net assets to the new reporting units, could result in an impairment of goodwill and intangible assets.
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
Based on their evaluation as of July 1, 2023, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 13 relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the factors discussed in our 2022 Annual Report on Form 10-K under the Item 1A, “Risk Factors” as updated below:
BUSINESS, ECONOMIC, MARKET and OPERATING CONDITION RISKS
Changes in technology, in consumer consumption patterns and in how entertainment products are created affect demand for our entertainment products, the revenue we can generate from these products or the cost of producing or distributing products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to new technologies, including shifting patterns of content consumption and how entertainment products are generated. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. These developments have impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels, including for a number of our networks. These trends have decreased advertising and affiliate revenue and the profitability of our linear business. In addition, theater-going to watch movies currently is, and may continue to be, below pre-COVID-19 levels.
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
New laws and regulations, as well as changes in any of these current laws and regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable, and create an increasingly unpredictable regulatory landscape. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations limiting international trade and investment and disrupting our operations outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong. For example, in 2019 India implemented regulation and tariffs impacting certain bundling of channels; in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, including new prohibitions on the importation of goods from certain regions and other jurisdictions are considering similar measures; U.S. state governments have become more active in passing legislation targeted at specific sectors and companies; and in many countries/regions around the world (including but not limited to the EU) regulators are requiring us to broadcast on our linear (or display on our DTC streaming services) programming produced in specific countries as well as invest specified amounts of our revenues in local content productions. In Florida, steps directed at the Company (including the passage of legislation) have been taken and future actions have been threatened, which collectively could negatively impact (and may have already impacted) our ability to execute on our business strategy, our costs and the profitability of our operations in Florida.
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
U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. In addition, we have announced a number of related initiatives and goals, which will require ongoing investment, and there is no assurance that we will achieve any of these goals or that our initiatives will achieve their intended outcomes. Consumer, government and other stakeholder perceptions of our efforts to achieve these goals often differ widely and present risks to our reputation and brands. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain environmental sustainability goals or initiatives may depend in part on third-party collaboration, mitigation innovations and/or the availability of economically feasible solutions at scale.

Labor disputes may disrupt our operations and adversely affect the profitability of one or more of our businesses.
A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors, and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations. Further, the employees of licensees who manufacture and retailers who sell our licensed consumer products, and employees of providers of programming content (such as sports leagues) may be covered by labor agreements with their employers. From time to time, collective bargaining agreements and other labor agreements expire, requiring renegotiation of their terms. In general, labor disputes and work stoppages involving our employees; persons employed on our productions; or the employees of our licensees or retailers who sell our licensed consumer products or providers of programming content may disrupt our operations and reduce our revenues. For example, on May 2, 2023, members of the Writers Guild of America commenced a work stoppage. On July 14, 2023, members of SAG-AFTRA, the union representing television and movie actors, also commenced a work stoppage. These work stoppages have impacted our productions and the pipeline for programming and theatrical releases, and if either is prolonged, would further undermine our ability to produce, distribute or license programming and theatrical releases, which could result in reduced revenue and have an adverse effect on our profitability. Resolution of disputes or negotiation of new agreements, including rate increases and other changes to employee benefits, has in the past increased our costs and may increase our costs in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended July 1, 2023:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 2, 2023 - April 30, 2023	25,112	$98.58	—	na
May 1, 2023 - May 31, 2023	24,363	94.10	—	na
June 1, 2023 - July 1, 2023	27,975	88.88	—	na
Total	77,450	93.67	—	na

(1)77,450 shares were purchased on the open market to provide shares to participants in the Walt Disney Investment Plan. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(2)Not applicable as the Company no longer has a stock repurchase plan or program.

ITEM 5. Other Items
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Amendment dated June 15, 2023 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy, as previously assigned †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 15, 2023

10.2	Amendment dated April 18, 2023 to Employment Agreement, dated June 29, 2022, between the Company and Kristina K. Schake †	Filed herewith

10.3	Amendment dated July 12, 2023 to Employment Agreement dated as of November 20, 2022, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 12, 2023

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Interim Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Interim Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ KEVIN A. LANSBERRY
Kevin A. Lansberry,
Interim Chief Financial Officer (Principal Financial Officer)
August 9, 2023
Burbank, California