Form 10-K
period 2023-09-30
Walt Disney Co
filed 2023-11-21
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $182.9 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,830,315,921 shares of common stock outstanding as of November 15, 2023.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2024 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

Cautionary Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results, business plans (including statements regarding new services and products and future expenditures, costs and investments), future liabilities or other obligations, impairments and amortization, estimates of the financial impact of certain items, accounting treatment, events or circumstances; competition and seasonality. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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

PART I
ITEM 1. Business
The Walt Disney Company, together with its subsidiaries, is a diversified worldwide entertainment company with operations in three segments: Entertainment, Sports and Experiences.
The terms “Company”, “we”, “our” and “us” are used in this report to refer collectively to the parent company and the subsidiaries through which businesses are conducted.
Human Capital
The Company’s key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, the Company’s human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; engage employees as brand ambassadors of the Company’s content, products and experiences; and evolve and invest in technology, tools and resources to enable employees at work.
The Company employed approximately 225,000 people as of September 30, 2023, of which approximately 167,000 were employed in the U.S. and approximately 58,000 were employed outside the U.S. Our global workforce is comprised of approximately 77% full time and 16% part time employees, with another 7% being seasonal employees. A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations.
Some of our key programs and initiatives to attract, develop and retain our diverse workforce include:
•Health, wellness, family resources and other benefits: Disney’s benefit offerings are designed to meet the varied and evolving needs of a diverse workforce across businesses and geographies while helping our employees care for themselves and their families. We provide:
◦Healthcare options aimed at improving quality of care while limiting out-of-pocket costs
◦Family care resources, such as childcare and senior care programs for employees, including access to onsite/community centers, enhanced back-up care choices to include personal caregivers, childcare referral assistance and center discounts, homework help, college preparation, support for students with special needs, a variety of parenting educational resources, long-term care coverage and a family building benefit supporting fertility treatments, adoptions or surrogacy
◦Free mental health and well-being resources, including onsite and virtual on-demand access to the Employee Assistance Program for employees and their dependents and access to digital applications to manage stress and encourage movement
◦Two Centers for Living Well facilities that offer convenient, on-demand access to board-certified physicians and counselors
◦Global Well-Being Week (introduced in 2022), a dedicated week for employees around the world to celebrate, learn and engage in well-being through in-person and virtual events and activities focused on physical, emotional, financial and social well-being
◦Access to a variety of well-being focused apps and platforms including our newest offering, Thrive Global, which is an innovative app that helps employees create long-term healthy habits and behaviors while improving their overall well-being and productivity
•Diversity, Equity and Inclusion (DE&I): Our DE&I objectives are to build teams that reflect the life experiences of our audiences, while employing and supporting a diverse array of voices in our creative and production teams. Our DE&I initiatives and programs include:
◦Reimagine Tomorrow, which is the Company’s digital destination for amplifying underrepresented voices and features some of Disney’s DE&I commitments and actions
◦Executive Incubator, Creative Talent Development and Inclusion, and the Disney Launchpad: Shorts Incubator, which are designed to create a pipeline of next-generation creative executives from underrepresented backgrounds
◦Employee development programs and fellowships for underrepresented talent
◦Innovative learning opportunities, which spark dialogue among employees, leaders, Disney talent and external experts

◦Over 100 employee-led groups, which represent and support the diverse communities that make up our global workforce
◦The Disney Look appearance guidelines, which were updated to cultivate a more inclusive environment that encourages and celebrates authentic expressions of belonging among employees
•Disney Aspire: We support the long-term career aspirations of our hourly employees and further our commitment to strengthening the communities in which we work through our education investment program, Disney Aspire. We pay 100% of the tuition costs upfront for eligible participating employees at a variety of in-network learning providers and universities and reimburse employees for applicable books and fees. The program helps our employees achieve their goals professionally - whether at Disney or beyond - by equipping them with the skills they need to succeed in the rapidly changing 21st century career landscape. More than 15,000 current employees are enrolled and more than 3,800 current employees have graduated since the program launched in 2018. More than 3,100 current students and graduates have been internally promoted across the Company.
•Talent Development: We prioritize and invest in creating opportunities to help employees grow and build their careers through a multitude of training and development programs. These include online, instructor-led and on-the-job learning formats as well as executive talent and succession planning paired with an individualized development approach.
•Sustainability and Social Impact: The Company’s longstanding commitments to sustainability and social impact helps differentiate the Company as an employer. Our priorities include operating responsibly; investing in our people’s development and employee experience; diversity, equity and inclusion; environmental stewardship and conservation; and supporting our communities, with a focus on supporting children and families. Our approach seeks to connect these priorities with the Company’s businesses and employees and is reflected in our philanthropic giving. The Company also supports employees who give back to our communities with a generous U.S. matching gifts program, as well as Disney VoluntEARS, which rewards employees for their volunteer hours with the opportunity to direct not-for-profit donations from the Company to qualified non-profits of their choosing.
Environmental Sustainability
The Company has developed measurable environmental sustainability goals for 2030, based on our assessment of where the Company’s operations have the most significant environmental impacts and where we can most effectively mitigate those impacts. The Company’s goals encompass science-based targets for Scope 1, 2 and 3 emissions, water stewardship, waste reduction, sustainable design in construction and use of more sustainable materials in our products.
ENTERTAINMENT
The Entertainment segment generally encompasses the Company’s non-sports focused global film, television and direct-to-consumer (DTC) video streaming content production and distribution activities.
The significant lines of business within Entertainment are as follows:
•Linear Networks
◦Domestic: ABC Television Network (ABC Network); Disney, Freeform, FX and National Geographic (owned 73% by the Company) branded television channels; and eight owned ABC television stations
◦International: Disney, Fox (which will be rebranded in fiscal 2024, primarily to FX or Star), FX, National Geographic (owned 73% by the Company) and Star branded general entertainment television channels outside of the U.S.
◦A 50% equity investment in A+E Television Networks (A+E), which operates cable channels including A&E, HISTORY and Lifetime
•Direct-to-Consumer
◦Disney+: a global DTC service that primarily offers general entertainment and family programming. In certain Latin American countries, we offer Disney+ as well as Star+, a general entertainment service that also has sports programming
◦Disney+ Hotstar: a DTC service primarily in India that offers general entertainment, family and sports programming
◦Hulu (owned 67% by the Company): a U.S. DTC service that offers general entertainment and family programming and a digital over-the-top (OTT) service that includes live linear streams of cable networks and the major broadcast networks

•Content Sales/Licensing
◦Sale/licensing of film and episodic content to third-party television and video-on-demand (TV/VOD) services
◦Theatrical distribution
◦Home entertainment distribution: DVD and Blu-ray discs, electronic home video licenses and video-on-demand (VOD) rentals
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
◦Intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on intellectual property (“IP”) created by the Entertainment segment
◦Music distribution
◦Post-production services by Industrial Light & Magic and Skywalker Sound
Entertainment also includes the following activities that are reported with Content Sales/Licensing:
•National Geographic magazine and online business (owned 73% by the Company)
•A 30% ownership interest in Tata Play Limited, which operates a direct-to-home satellite distribution platform in India
The significant revenues of Entertainment are as follows:
•Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. YouTube TV) service providers) (MVPDs) for the right to deliver our programming to their customers. Linear Networks also generates revenues from fees charged to television stations affiliated with ABC Network.
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services
•Advertising - Sales of advertising time/space
•TV/VOD distribution - Licensing fees for the right to use our film and episodic content
•Theatrical distribution - Rentals from licensing our films to theaters
•Home entertainment distribution - Sales and rentals of our film and episodic content to retailers and through distributors
•Other revenue - Revenues from licensing our music, ticket sales from stage play performances, fees from licensing our IP for use in stage plays, sales of post-production services and the allocation of consumer products merchandise licensing revenues
The significant expenses of Entertainment are as follows:
•Operating expenses, consisting primarily of programming and production costs, technology support costs, operating labor, distribution costs and costs of sales. Programming and production costs include the following:
◦Amortization of capitalized production costs
◦Amortization of the costs of licensed programming rights
◦Subscriber-based fees for programming our Hulu Live service, including fees paid by Hulu to the Sports segment and other Entertainment segment businesses for the right to air their linear networks on Hulu Live
◦Production costs related to live programming (primarily news)
◦Amortization of participations and residual obligations
◦Fees paid to the Sports segment to program ESPN on ABC and certain sports content on Star+
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Linear Networks
The majority of Linear Networks revenue is derived from affiliate fees and advertising. The Company’s Linear Networks businesses provide programming under multi-year licensing agreements with MVPDs and/or affiliated television stations that are generally based on contractually specified rates on a per subscriber basis. The amounts that we can charge for our networks are largely dependent on the quality and quantity of programming that we can provide and the competitive market for programming services. The ability to sell advertising time and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand.

Domestic Linear Networks
ABC Network
ABC Network distributes programming to approximately 240 local affiliated television stations and to our eight owned television stations, which collectively reach almost 100% of U.S. television households. ABC Network programming is aired in the primetime, daytime, late night, news and sports “dayparts”. ESPN programs the sports daypart on the ABC Network, which is branded ESPN on ABC.
ABC Network produces a variety of primetime specials, news and daytime programming.
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
FX Channels
Branded television channels include: FX; FXM; and FXX (collectively FX Channels), which air a mix of original, library and licensed television series and films.
National Geographic Channels
Branded television channels include: National Geographic; Nat Geo Wild; and Nat Geo Mundo (collectively National Geographic Channels). National Geographic Channels air scripted and documentary programming on such topics as natural history, adventure, science, exploration and culture.
The number of subscribers (in millions) for the significant domestic branded channels are as follows:

Subscribers(1)
Disney
Disney Channel	71
Disney Junior(2)	52
Disney XD(2)	51
Freeform(2)	71
FX Channels
FX	72
FXX(2)	68
FXM(2)	43
National Geographic Channels
National Geographic	71
National Geographic Wild(2)	42
(1)Based on Nielsen Media Research estimates as of September 2023. Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
(2)The Company renewed its MVPD agreement with an affiliate during September 2023, under which the affiliate will no longer distribute these channels. Nielsen Media Research estimates as of September 2023 do not reflect the impact of this agreement.

Domestic Television Stations
The Company owns eight television stations, six of which are located in the top ten television household markets in the U.S. Our television stations collectively reach approximately 20% of U.S. television households.
The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KTRK	Houston, TX	7
KGO	San Francisco, CA	10
WTVD	Raleigh-Durham, NC	23
KFSN	Fresno, CA	53
(1)Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2023
International Linear Networks
International Linear Networks use content from the Company’s various studios, including library titles, as well as content acquired from third parties. The Company operates approximately 285 general entertainment and family channels outside the U.S. in approximately 40 languages and 190 countries/territories.
General Entertainment
General Entertainment channels include Fox (which will be rebranded in fiscal 2024, primarily to FX or Star), FX, National Geographic and Star branded channels, which air a variety of scripted, reality and documentary programming. As of September 2023 and 2022, the estimated number of unique subscribers for our general entertainment channels, based on internal management reports, are 270 million and 315 million, respectively.
Family
Family channels include Disney Channel and Disney Junior, which air a variety of animated and live action original series and movies targeted to kids ages 2 to 14 and their parents and caregivers. As of September 2023 and 2022, the estimated number of unique subscribers for our family channels, based on internal management reports, are 225 million and 220 million, respectively.
Equity Investments
The most significant equity investment at Linear Networks is A+E. The Company’s share of A+E’s financial results are reported as “Equity in the income (loss) of investees, net” in the Company’s Consolidated Statements of Operations.
A+E is owned 50% by the Company and 50% by Hearst. A+E operates a variety of cable channels:
•A&E – which generally offers unscripted entertainment programming
•HISTORY – which offers original unscripted series and event-driven specials
•Lifetime and Lifetime Movie Network (LMN) – which offer female-focused programming
•FYI – which offers contemporary lifestyle programming
A+E programming is available in approximately 200 countries and territories. A+E’s networks are distributed internationally under multi-year licensing agreements with MVPDs. A+E programming is also sold to international TV/VOD services.

The number of domestic subscribers (in millions) for A+E channels are as follows:

Subscribers(1)
A&E	65
HISTORY	65
Lifetime	65
LMN	49
FYI	37
(1)Based on Nielsen Media Research estimates as of September 2023. Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
Direct-to-Consumer
Disney+, Disney+ Hotstar and Hulu are subscription services that provide video streaming of general entertainment and family programming. Disney+ and Disney+ Hotstar also provide video streaming of international sports programming. The services are offered individually or in various bundles, which may include ESPN+ (see Sports segment discussion), to customers directly or through third-party distributors on mobile and internet connected devices. The majority of Direct-to-Consumer revenue is derived from subscription fees and advertising.
Disney+ (including Star+ in Latin America)
Disney+ is a subscription-based DTC service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming, which are all top-level selections or “tiles” within the Disney+ interface. Outside the U.S. and Latin America, Disney+ also includes a Star branded tile, which features general entertainment programming.
Star+ is a standalone DTC service in Latin America with a variety of general entertainment and family content and live sports programming.
Disney+ (including Star+) is also referred to as Disney+ Core.
As of September 30, 2023, the estimated number of paid Disney+ Core subscribers, based on internal management reports, was approximately 113 million.
Disney+ Hotstar
Disney+ Hotstar is a subscription-based DTC service available in India, Indonesia, Malaysia, Philippines and Thailand. Programming includes television shows, movies, sports and original series in approximately ten languages, in addition to gaming and social features. Disney+ Hotstar has exclusive streaming rights to certain cricket programming.
As of September 30, 2023, the estimated number of paid Disney+ Hotstar subscribers, based on internal management reports, was approximately 38 million.
Disney+ Core and Disney+ Hotstar offer content from the Company’s various studios, including library titles, as well as content acquired from third parties.
The majority of Disney+ Core and Disney+ Hotstar revenue is derived from subscription fees and, to a lesser extent, Advertising. The Company launched an ad-supported Disney+ service in the U.S. in December 2022 and in select European markets and in Canada in November 2023. The Company plans to launch an ad-supported Disney+ service in additional international markets in calendar 2024.
Hulu
Hulu is a domestic subscription-based DTC service with general entertainment content from the Company’s various studios as well as content licensed from third parties. Hulu’s revenue is primarily derived from subscription fees and Advertising. Hulu offers subscription VOD (SVOD) services with or without advertising in addition to a digital OTT MVPD (Live TV) service. The Live TV service is available with either of Hulu’s SVOD services and includes live linear streams of cable networks and the major broadcast networks. In addition, Hulu offers subscriptions to premium services such as Max, Cinemax, Starz and Showtime, which can be added to the Hulu service. Certain programming from ABC Network, Freeform and FX Channels is also available on the Hulu SVOD service one day after the linear airing on these channels. As of September 30, 2023, the estimated number of paid Hulu subscribers, based on internal management reports, was approximately 49 million.
The Company has 67% ownership and full operational control of Hulu. NBC Universal (NBCU) owns the remaining 33% of Hulu. In November 2023, NBCU exercised its put right to require the Company to purchase NBCU’s interest in Hulu (see Note 2 of the Consolidated Financial Statements for additional information).

Content Sales/Licensing and Other
The majority of Content Sales/Licensing revenue is derived from TV/VOD, theatrical and home entertainment distribution. In addition, revenue is generated from music distribution, stage plays and post-production services through Industrial Light & Magic and Skywalker Sound.
The Company also publishes National Geographic magazine, which is reported with Content Sales/Licensing.
TV/VOD Distribution
We license our content to third-party television networks, television stations and other video service providers for distribution to viewers on television or a variety of internet-connected devices, including through other DTC services.
Theatrical Distribution
The Company licenses full-length live-action and animated films to theaters globally. Cumulatively through September 30, 2023, the Company has released approximately 1,100 full-length live-action films and 100 full-length animated films. In the domestic and most major international markets, we generally distribute and market our films directly. In certain international markets our films are distributed by independent companies. In some territories, certain films may be exclusively distributed on our DTC streaming services. During fiscal 2024, we expect to release approximately 15 films, although the ultimate number of releases will depend on when productions resume following the writers/actors’ work stoppages.
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
Home Entertainment Distribution
We distribute the Company’s film and episodic content in home entertainment markets on DVD and Blu-ray disc, through electronic home video licenses and VOD rentals globally.
Domestically and internationally, we distribute directly to retailers and through independent distribution companies. Electronic formats of our film and episodic content may be purchased through e-tailers such as Apple and Amazon, and MVPDs, such as Comcast and DirecTV, and physical formats are generally sold to retailers, such as Walmart and Target. The Company also operates Disney Movie Club, which sells DVD/Blu-ray discs directly to consumers in the U.S. and Canada.
Distribution of film content in the home entertainment window generally starts within three months after the theatrical release. Electronic formats are typically available approximately four to eight weeks ahead of the physical release. We also license titles to VOD e-tailers concurrent with physical home entertainment distribution.
Distribution of episodic content in the home entertainment window includes electronic sales of season passes that can be purchased prior to, during and after the broadcast season with individual episodes typically available to season pass customers shortly after the initial airing of the show in each territory. Access to individual episodes is also available for electronic purchase shortly after the initial airing in each territory.
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world. Productions include The Lion King, Frozen, Aladdin and Beauty and the Beast.
Disney Theatrical Group also licenses the Company’s IP to Feld Entertainment, the producer of Disney On Ice and Marvel Universe Live!.
Disney Music Group
The Disney Music Group encompasses all aspects of the Company’s music commercialization and marketing including: recorded music (Walt Disney Records and Hollywood Records); music publishing; and concerts. Disney Music Group distributes music both physically and digitally and also licenses music throughout the world in various forms of media, including: television; print; gaming; and consumer products.
Equity Investment
The Company has a 30% effective interest in Tata Play Limited, which operates a direct-to-home satellite distribution platform in India.
Content Production and Acquisition
Produced content primarily consists of original films and episodic programs, network news and daytime/nighttime content and licensed content includes acquired episodic programming rights. Original content is generally produced under the following banners: ABC Signature; Disney Branded Television; FX Productions; Lucasfilm; Marvel; National Geographic Studios; Pixar;

Searchlight Pictures; Twentieth Century Studios; 20th Television; and Walt Disney Pictures. Original content is also commissioned and produced by various third-party studios. Program development is carried out in collaboration with writers, producers and creative teams.
Costs to produce content are generally capitalized and allocated across Entertainment’s businesses based on the estimated relative value of the distribution windows.
Generally, the Company has full production and distribution rights to its IP. However, prior to the Company’s acquisition of Marvel, Sony Pictures Entertainment licensed from Marvel the rights to produce and distribute Spider-Man films in all windows except for the merchandise rights, which the Company retains.
The Company has a significant library of content spanning approximately 100 years of production history as well as acquired libraries. The library of content includes approximately 5,100 live-action film titles and 400 animated film titles, as well as episodic series with four or more seasons (approximately 75 dramas, 55 comedies, 35 non-scripted series, 15 animated series and 10 live-action series). In addition, the library includes approximately 100 series and 65 films that were produced for initial distribution on our DTC platforms.
In fiscal 2024, the Company plans to produce or commission approximately 225 episodic and film titles, although the ultimate number will depend on when productions resume following the writers/actors’ work stoppages. The vast majority of our productions will be distributed on our Linear Networks and/or DTC platforms or theatrically. Programming is also produced for third parties, which typically have domestic linear distribution rights while the Company retains domestic VOD and international distribution rights. We also license, acquire or produce local content for use in various countries/territories.
Competition and Seasonality
Linear Networks and Direct-to-Consumer compete for viewers’ attention and audience share primarily with other television networks, independent television stations and other media, such as other DTC streaming services, social media and video games. With respect to the sale of advertising time, we compete with other television networks, independent television stations, MVPDs, other DTC streaming services and other advertising media such as digital content, newspapers, magazines, radio and billboards. Our television and radio stations primarily compete for audiences and advertisers in local market areas.
Linear Networks compete with other networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry, including subscriber trends, and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various programming services that are as favorable as those currently in place.
Content Sales/Licensing businesses compete with all forms of entertainment and a significant number of companies produce and/or distribute theatrical and episodic content, distribute products in the home entertainment market, provide pay TV/VOD services, and produce music and live theater.
The operating results of Content Sales/Licensing fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
We also compete with other media and entertainment companies, independent production companies and VOD services for creative and performing talent, story properties, show concepts, scripted and other programming, advertiser support, production facilities and exhibition outlets that are essential to the success of our Entertainment businesses.
Advertising revenues at Linear Networks and Direct-to-Consumer are subject to seasonal advertising patterns and changes in viewership levels. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues vary with the subscriber trends of MVPDs.
Sports
The Sports segment generally encompasses the Company’s sports-focused global television and DTC video streaming content production and distribution activities.
The significant lines of business within Sports are as follows:
•ESPN (generally owned 80% by the Company)
◦Domestic:
▪Eight ESPN-branded television channels
▪ESPN on ABC (sports programmed on the ABC Network by ESPN)
▪ESPN+ DTC video streaming service

◦International: ESPN-branded channels outside of the U.S.
•Star: Star-branded sports channels in India
The significant revenues of Sports are as follows:
•Affiliate fees
•Advertising
•Subscription fees
•Other revenue - Fees from the following activities: pay-per-view events on ESPN+, sub-licensing of sports rights, programming ESPN on ABC and licensing the ESPN brand
The significant expenses of Sports are as follows:
•Operating expenses, consisting primarily of programming and production costs, technology support costs, operating labor and distribution costs. Programming and production costs include amortization of licensed sports rights and production costs related to live sports and other sports-related programming.
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Domestic ESPN
Branded television channels include eight 24-hour domestic television sports channels: ESPN and ESPN2 (both of which are dedicated to professional and college sports as well as sports news and original programming); ESPNU (which is dedicated to college sports); ESPNEWS (which re-airs select ESPN studio shows and airs a variety of other programming); SEC Network (which is dedicated to Southeastern Conference college athletics); ACC Network (which is dedicated to Atlantic Coast Conference college athletics); ESPN Deportes (which airs professional and college sports as well as studio shows in Spanish); and Longhorn Network (which is dedicated to The University of Texas athletics). In addition, ESPN programs ESPN on ABC and recognizes the direct revenues and costs for this programming and receives a fee from the ABC Network, which is eliminated in consolidation.
The Company has various sports programming rights, which are used to produce content aired on ESPN television networks and ESPN+, including live events and sports news. Rights include the National Football League (NFL), college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), mixed martial arts, Major League Baseball (MLB), the National Hockey League (NHL), soccer, Top Rank Boxing, US Open Tennis, the Masters golf tournament, the Wimbledon Championships, the Professional Golfers’ Association (PGA) Championship and the Women’s National Basketball Association (WNBA).
The number of subscribers (in millions) for the significant domestic branded channels are as follows:

Subscribers
ESPN(1)	71
ESPN2(1)	71
ESPNU(1)	50
ESPNEWS(2)	53
SEC Network(2)	48
ACC Network(2)	46
(1)Based on Nielsen Media Research estimates as of September 2023. Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
(2)Because Nielsen Media Research does not measure this channel, estimated subscribers are according to SNL Kagan as of December 2022.
ESPN+ is a domestic subscription-based DTC service offering thousands of live sporting events, on-demand sports content and other original programming. The service is offered individually or in various bundles with Disney+ and Hulu to customers directly or through third-party distributors on mobile and internet connected devices. ESPN+ revenue is derived from subscription fees, pay-per-view fees and, to a lesser extent, advertising. Live events available through the service include mixed martial arts, soccer, hockey, boxing, baseball, college sports, golf, tennis and cricket. ESPN+ is currently the exclusive distributor for Ultimate Fighting Championship (UFC) pay-per-view events in the U.S. As of September 30, 2023, the estimated number of paid ESPN+ subscribers, based on internal management reports, was approximately 26 million.

International ESPN
The Company operates approximately 40 ESPN branded sports channels outside the U.S. in 4 languages and approximately 105 countries/territories. Channels previously branded Fox are now branded ESPN. In the Netherlands, the ESPN branded channels are operated by Eredivisie Media & Marketing CV (EMM) (owned 51% by the Company), which has the media and sponsorship rights of the Dutch Premier League for soccer. Rights include various soccer leagues (including English Premier League, LaLiga, Bundesliga and multiple UEFA leagues). As of September 2023, the estimated number of subscribers to ESPN branded channels outside the U.S., based on internal management reports, was approximately 59 million.
Star
The Company operates 10 Star branded sports channels in India, in 4 languages. Star has rights to various sports programming, primarily cricket and soccer. As of September 2023, the estimated number of subscribers to Star branded channels, based on internal management reports, was 82 million.
Equity Investments
The most significant equity investment at Sports is a 30% interest in CTV Specialty Television, Inc. (CTV). The Company’s share of CTV’s financial results is reported as “Equity in the income (loss) of investees, net” in the Company’s Consolidated Statements of Operations. CTV operates television networks in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, Discovery Canada, Discovery Science and Animal Planet Canada.
Investments
In fiscal 2023, the Company entered into an agreement with PENN Entertainment, Inc. (PENN), under which the Company will earn advertising and licensing revenues from providing promotional services and the ESPN BET trademark to PENN in connection with its operation of a sportsbook. In addition, the Company received warrants to purchase equity in PENN, which vest over the term of the agreement. The warrants are recorded at fair market value and adjustments to fair market value are reported as “Interest expense, net” in the Company’s Consolidated Statements of Operations.
Competition and Seasonality
Sports competes for viewers’ attention and audience share primarily with other television networks, independent television stations and other media, such as other DTC streaming services, social media and video games. With respect to the sale of advertising time, we compete with other television networks, independent television stations, MVPDs and other advertising media such as digital content, newspapers, magazines, radio and billboards.
The Sports television networks compete with other networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various programming services that are as favorable as those currently in place.
We also compete with other media and entertainment companies and VOD services for sports rights, creative and performing talent and other programming, advertiser support and production facilities that are essential to the success of our Sports businesses.
Advertising revenues are subject to changes in viewership levels and the demand for sports programming. Advertising revenues generated from sports programming are also impacted by the timing of sports seasons and events, which timing may vary throughout the year or may take place periodically (e.g. biannually, quadrennially). Affiliate revenues vary with the subscriber trends of MVPDs.
EXPERIENCES
The significant lines of business within Experiences are as follows:
•Parks & Experiences:
◦Domestic:
▪Theme parks and resorts:
•Walt Disney World Resort in Florida
•Disneyland Resort in California
▪Experiences:
•Disney Cruise Line
•Disney Vacation Club
•National Geographic Expeditions (owned 73% by the Company) and Adventures by Disney

•Aulani, a Disney Resort & Spa in Hawaii
◦International:
▪Theme parks and resorts:
•Disneyland Paris
•Hong Kong Disneyland Resort (48% ownership interest and consolidated in our financial results)
•Shanghai Disney Resort (43% ownership interest and consolidated in our financial results)
•In addition, the Company licenses its IP to a third party to operate Tokyo Disney Resort
•Consumer Products:
◦Licensing of our trade names, characters, visual, literary and other IP to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through online, retail and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic magazine, which is reported in Entertainment)
The significant revenues of Experiences are as follows:
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
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise through internet shopping sites (generally branded shopDisney) and at The Disney Store, as well as to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues
The significant expenses of Experiences are as follows:
•Operating expenses, consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include technology support costs, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Significant capital investments:
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

EPCOT — EPCOT consists of four major themed areas: World Showcase, World Celebration, World Nature and World Discovery. All areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the U.S. The Journey of Water, inspired by Moana, opened in October 2023 as part of a multi-year transformation at EPCOT.
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
Hotels, Vacation Club Properties and Other Resort Facilities — As of September 30, 2023, the Company owned and operated 18 resort hotels and vacation club facilities at the Walt Disney World Resort, with approximately 23,000 rooms and 3,600 vacation club units. Resort facilities include 500,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites.
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
Disneyland — Disneyland consists of nine themed areas: Adventureland, Critter Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square, Star Wars: Galaxy’s Edge and Tomorrowland. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences.
Disney California Adventure — Disney California Adventure is adjacent to Disneyland and includes eight themed areas: Avengers Campus, Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Paradise Gardens Park, Pixar Pier and San Fransokyo Square. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
Hotels, Vacation Club Units and Other Resort Facilities — Disneyland Resort includes three Company owned and operated hotels and vacation club facilities with approximately 2,400 rooms, 180 vacation club units and 180,000 square feet of conference meeting space.
Downtown Disney is a themed 15-acre retail, entertainment and dining complex with approximately 30 venues located adjacent to both Disneyland and Disney California Adventure. Most of the Downtown Disney facilities are operated by third parties that pay rent to the Company.

Aulani, a Disney Resort & Spa
Aulani, a Disney Resort & Spa is a family resort on a 21-acre oceanfront property on Oahu, Hawaii featuring approximately 350 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space. The resort also has approximately 480 vacation club units.
Disneyland Paris
Disneyland Paris is located on approximately 5,200-acres in Marne-la-Vallée, approximately 20 miles east of Paris, France. The land is being developed pursuant to a master agreement with French governmental authorities. Disneyland Paris includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a shopping, dining and entertainment complex (Disney Village); and a 27-hole golf facility. Of the 5,200 acres comprising the site, approximately half have been developed to date, including a planned community (Val d’Europe).
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
Walt Disney Studios Park — Walt Disney Studios Park includes five themed areas: Front Lot, Production Courtyard, Toon Studio, Worlds of Pixar and Avengers Campus. These areas each include themed attractions, restaurants, merchandise shops and entertainment experiences. Walt Disney Studios Park is undergoing a multi-year expansion that will include a new themed area based on Frozen.
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
Hong Kong Disneyland — Hong Kong Disneyland consists of eight themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland, Toy Story Land and World of Frozen, which opened in November 2023. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences.
Hotels — Hong Kong Disneyland Resort includes three themed hotels with approximately 1,750 rooms and 16,000 square feet of conference meeting space.
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
Shanghai Disneyland — Shanghai Disneyland consists of seven themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland, Toy Story Land and Treasure Cove. These areas feature themed attractions, shows, restaurants, merchandise shops and entertainment experiences. The Company is constructing an eighth themed area based on the animated film Zootopia, which is scheduled to open in late calendar 2023.
Hotels and Other Facilities — Shanghai Disneyland Resort includes two themed hotels with approximately 1,200 rooms. Disneytown is an 11-acre outdoor complex of dining, shopping and entertainment venues located adjacent to Shanghai Disneyland. Most Disneytown facilities are operated by third parties that pay rent to Shanghai Disney Resort. The Company is currently constructing a third themed hotel, which will have approximately 400 rooms.

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
Disney Vacation Club (DVC)
DVC offers ownership interests in 16 resort facilities located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units range from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 4,500 vacation club units as of September 30, 2023, including The Villas at Disneyland Hotel, which opened in September 2023. The Company plans to open The Cabins at Disney’s Fort Wilderness Resort - A Disney Vacation Club Resort and additional units at Disney’s Polynesian Village Resort in 2024.
Storyliving by Disney
The Company is developing its first Storyliving by Disney residential community, Cotino, in Rancho Mirage, California.
Disney Cruise Line
Disney Cruise Line is a five-ship vacation cruise line, which operates out of ports in North America, Europe and the South Pacific. The Disney Magic and the Disney Wonder are 85,000-ton 875-stateroom ships; the Disney Dream and the Disney Fantasy are 130,000-ton 1,250-stateroom ships; and the Disney Wish is a 140,000-ton 1,250-stateroom ship. The ships cater to families, children, teenagers and adults, with themed areas and activities for each group. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island.
Disney Cruise Line is adding the Disney Treasure, the Disney Adventure and an eighth ship. The Disney Treasure and the Disney Adventure are scheduled to be delivered from the shipyard in fiscal 2025 and the eighth ship is scheduled to be delivered in fiscal 2026. The Disney Treasure and eighth ship will be approximately 140,000 tons with 1,250 staterooms. The Disney Adventure will be approximately 200,000 tons with approximately 2,100 staterooms and will operate in Southeast Asia.
Disney Lookout Cay at Lighthouse Point on the island of Eleuthera is scheduled to open as a Disney Cruise Line destination in the summer of 2024.
Adventures by Disney and National Geographic Expeditions
Adventures by Disney and National Geographic Expeditions offer guided tour packages predominantly at non-Disney sites around the world.
Walt Disney Imagineering
Walt Disney Imagineering provides master planning, real estate development, attraction, entertainment and show design, engineering support, production support, project management and research and development.
Consumer Products
Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, games, home décor and furnishings, accessories, health and beauty, food, books, stationery, footwear, magazines and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products. Some of the major properties licensed by the Company include: Mickey and Friends, Star Wars, Spider-Man, Disney Princess, Avengers, Frozen, Toy Story, Winnie the Pooh and Lilo & Stitch.

Retail
The Company sells Disney-, Marvel-, Pixar- and Lucasfilm-branded products through shopDisney branded internet sites and Disney Store branded retail locations. At September 30, 2023, the Company owns and operates approximately 40 stores in Japan, 20 stores in North America, two stores in Europe and one store in China.
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
All of the theme parks and the associated resort facilities are operated on a year-round basis. Typically, theme park attendance and resort occupancy fluctuate based on the seasonal nature of vacation travel and leisure activities, the opening of new guest offerings and pricing and promotional offers. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. In addition, theme park and resort revenues may be higher during significant celebrations such as theme park or character anniversaries and lower in the periods following such celebrations. The licensing, retail and wholesale businesses are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first and fourth fiscal quarter, and by the timing and performance of theatrical and game releases and cable programming broadcasts.
INTELLECTUAL PROPERTY PROTECTION
The Company’s businesses throughout the world are affected by its ability to exploit and protect against infringement of its IP, including trademarks, trade names, copyrights, patents and trade secrets. Important IP includes rights in the content of motion pictures, television programs, electronic games, sound recordings, character likenesses, theme park attractions, books and magazines and merchandise. Risks related to the protection and exploitation of IP rights and information concerning the expiration of certain of our copyrights are set forth in Item 1A – Risk Factors.
FEDERAL REGULATION — ENTERTAINMENT AND SPORTS
Television broadcasting is subject to extensive regulation by the Federal Communications Commission (FCC) under federal laws and regulations, including the Communications Act of 1934, as amended. Violation of FCC regulations can result in substantial monetary fines, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license. FCC regulations that affect linear channels include the following:
•Licensing of television stations. Each of the television stations we own must be licensed by the FCC. These licenses are granted for periods of up to eight years, and we must obtain renewal of licenses as they expire in order to continue operating the stations. We (and the acquiring entity in the case of a divestiture) must also obtain FCC approval whenever we seek to have a license transferred in connection with the acquisition or divestiture of a station. The FCC may decline to renew or approve the transfer of a license in certain circumstances and may delay renewals while permitting a licensee to continue operating. Although we have received such renewals and approvals in the past or have been permitted to continue operations when renewal is delayed, there can be no assurance that this will be the case in the future.
•Station ownership limits. The FCC imposes limitations on the number of television stations and radio stations an entity can own in a specific market, on the combined number of television and radio stations an entity can own in a single market and on the aggregate percentage of the national audience that can be reached by television stations. Currently:
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
BUSINESS, ECONOMIC, MARKET and OPERATING CONDITION RISKS
Declines in U.S., global, and regional economic conditions generally adversely affect the profitability of our businesses.
Declines in economic conditions, such as recession, economic downturn, and/or inflationary conditions in the U.S. and other regions of the world in which we do business, or a failure of conditions to improve as anticipated typically adversely affect demand and/or expenses for one or more of our businesses, reducing our revenue and earnings. Past declines in economic conditions reduced guest spending at our parks and resorts, purchases of and prices for advertising on our broadcast and cable networks and owned stations, performance of our home entertainment releases, and purchases of Company-branded consumer products, and similar impacts can be expected as such conditions recur. Recent inflationary conditions increased certain of our costs. The current economic conditions could also have the effect of reducing attendance at our parks and resorts, prices that MVPDs pay for our cable programming, purchases of and prices for advertising on our DTC products or subscription levels for our cable programming or DTC products, while also continuing to increase the prices we pay for goods, services and labor. Unfavorable economic conditions also impair the ability of those with whom we do business to satisfy their obligations to us. In addition, an increase in price levels generally, or in price levels in a particular sector, could result in a shift in consumer demand away from the entertainment and experiences we offer, which could also adversely affect our revenues and, at the same time, increase our costs. A decline in economic conditions or a failure of conditions to improve as anticipated could impact implementation or success of our business plans, such as our plans to increase investment in our Experiences segment, the realignment of our cost structure and plans for our DTC ad-supported services, enhancements, pricing structure and price increases. In addition, actions to reduce inflation, including raising interest rates, increase our cost of borrowing, which in turn make it more difficult to obtain financing for our operations or investments on favorable terms. Further, global economic conditions impact foreign currency exchange rates against the U.S. dollar. The current or continued strength in the value of the U.S. dollar has adversely impacted the U.S. dollar value of revenue we receive and expect to receive from other markets and may reduce international demand for our products and services. Although we hedge exposure to certain foreign currency fluctuations, any such hedging activity may not substantially offset the negative financial impact of exchange rate fluctuations and is not expected to offset all such negative financial impact, particularly in periods of sustained U.S. dollar strength relative to multiple foreign currencies. Further, economic or political conditions in countries outside the U.S. also have reduced, and could continue to reduce, our ability to hedge exposure to currency fluctuations in those countries or our ability to repatriate revenue from those countries. Broader or targeted supply chain delays, such as those that have impacted global distribution from time to time, may further exacerbate inflationary pressures and impact our ability to sell and deliver goods or otherwise disrupt our operations. The adverse impact on our businesses of declines in economic conditions or a failure of conditions to improve as anticipated will depend, in part, on the severity and duration of such economic conditions and our ability to mitigate the impacts of economic conditions on our businesses may be limited.
Changes in technology, in consumer consumption patterns and in how entertainment products are created affect demand for our entertainment products, the revenue we can generate from these products and the cost of producing or distributing these products.
The media entertainment and internet businesses in which we participate increasingly depend on our ability to successfully adapt to new technologies including shifting patterns of content consumption and how entertainment products are generated. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. These developments have impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast and cable television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels. These trends have decreased advertising and affiliate revenue at some of our linear networks. In addition, theater-going to watch movies currently is, and may continue to be, below pre-COVID-19 levels.
Rules governing new technological developments, such as developments in generative artificial intelligence (AI), remain unsettled, and these developments may affect aspects of our existing business model, including revenue streams for the use of our IP and how we create our entertainment products. In order to respond to the impact of new technologies on our businesses, we regularly consider, and from time to time implement changes to our business models, most recently by developing, investing in and acquiring DTC products, reorganizing our media and entertainment businesses to advance our DTC strategies, and developing new media offerings. There can be no assurance that our DTC offerings, new media offerings and other efforts will successfully respond to technological changes. In addition, declines in certain traditional forms of distribution may increase the cost of content allocable to our DTC offerings, negatively impacting the profitability of our DTC offerings. We expect to forgo revenue from traditional sources, particularly as we expand our DTC offerings. To date our DTC streaming services have experienced significant losses. There can be no assurance that the DTC model and other business models we may develop will ultimately be profitable or as profitable as our existing or historic business models.
We face risks relating to misalignment with public and consumer tastes and preferences for entertainment, travel and consumer products, which impact demand for our entertainment offerings and products and the profitability of any of our businesses.
Our businesses create entertainment, travel and consumer products whose success depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently create compelling content, which may be distributed, among other ways, through broadcast, cable, theaters, internet or mobile technology, and used in theme park attractions, hotels and other resort facilities and travel experiences and consumer products. Such distribution must meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for public or out-of-home entertainment experiences. Demand for certain out-of-home entertainment experiences, such as theater-going to watch movies, has not returned to pre-pandemic levels. In addition, many of our businesses increasingly depend on acceptance of our offerings and products by consumers outside the U.S. The success of our businesses therefore depends on our ability to successfully predict and adapt to changing consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often invest substantial amounts in content production and acquisition, acquisition of sports rights, launch of new sports-related studio programming, theme park attractions, cruise ships or hotels and other facilities or customer facing platforms before we know the extent to which these products will earn consumer acceptance, and these products may be introduced into a significantly different market or economic or social climate from the one we anticipated at the time of the investment decisions. Generally, our revenues and profitability are adversely impacted when our entertainment offerings and products, as well as our methods to make our offerings and products available to consumers, do not achieve sufficient consumer acceptance. Further, consumers’ perceptions of our position on matters of public interest, including our efforts to achieve certain of our environmental and social goals, often differ widely and present risks to our reputation and brands. Consumer tastes and preferences impact, among other items, revenue from advertising sales (which are based in part on ratings for the programs in which advertisements air), affiliate fees, subscription fees, theatrical film receipts, the license of rights to other distributors, theme park admissions, hotel room charges and merchandise, food and beverage sales, sales of licensed consumer products or sales of our other consumer products and services.
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
The unauthorized use of our IP may increase the cost of protecting rights in our IP or reduce our revenues. The convergence of computing, communication and entertainment devices, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and enforcement of IP rights more challenging. The unauthorized distribution and access to entertainment content generally continues to be a significant challenge for IP rights holders. Inadequate laws or weak enforcement mechanisms to protect entertainment industry IP in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its IP rights. Distribution innovations, including in response to COVID-19, have increased opportunities to access content in unauthorized ways. Additionally, negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments require us to devote substantial resources to protecting our IP against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content and other commercial misuses of our IP. The legal landscape for some new technologies, including some generative AI, remains uncertain, and development of the law in this area could impact our ability to protect against infringing uses.
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
We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer systems to deliver our products and services and operate our businesses. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our computer systems are subject to cyberattacks that may result in disruptions in service. We use many third-party systems and software, which are also subject to supply chain and other cyberattacks. We develop and maintain an information security program to identify and mitigate cyber risks but the development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Accordingly, despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potentially material incident remain. In addition, we provide confidential, proprietary and personal information to third parties in certain cases, which information is also subject to risk of compromise.
If our information or cyber security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be damaged resulting in loss of business or morale, and related remediation of harm to our customers and employees or damages arising from litigation and/or fines or other actions we take with respect to judicial or regulatory actions arising out of an incident create additional costs. Insurance we obtain does not cover all potential losses or damages associated with such attacks or events. Our systems and users and those of third parties with whom we engage are continually attacked, sometimes successfully, and there can be no assurance that future incidents will not have material adverse effects on our operations or financial results.
A variety of uncontrollable events may disrupt our businesses, reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.
The operation and profitability of our businesses and demand for and consumption of our products and services, particularly our parks and experiences businesses, are highly dependent on the general environment for travel and tourism, including in the specific regions in which our parks and experiences businesses operate. In addition, we have extensive international operations, including our international theme parks and resorts, which are dependent on domestic and international regulations consistent with trade and investment in those regions. The operation of our businesses and the environment for travel and tourism, as well as demand for and consumption of our other entertainment products, can be significantly adversely affected in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: health concerns (including as it has been by COVID-19 and could be by future health outbreaks and pandemics); adverse weather conditions arising from short-term weather patterns or long-term climate change, including longer and more regular excessive heat conditions, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, droughts, tsunamis and earthquakes); international, political or military developments, including trade and other international disputes and social unrest; macroeconomic conditions, including a decline in economic activity, inflation and foreign exchange rates; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs and computer virus attacks, intrusions or other widespread computing or telecommunications failures, may also damage our ability to provide our products and services or to obtain insurance coverage with respect to some of these events. An incident that affected our property directly would have a direct impact on our ability to provide goods and services and could have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents reduces the profitability of our operations.
For example, COVID-19 and measures to prevent its spread impacted our businesses in a number of ways, most significantly at the Experiences segment where our theme parks and resorts were closed and cruise ship sailings and guided tours were suspended. In addition, we delayed, or in some cases, shortened or canceled theatrical releases and experienced disruptions in the production and availability of content. Collectively, our impacted businesses historically have been the source of the majority of our revenue. In addition, hurricanes have impacted the profitability of Walt Disney World Resort and may do so in the future. The Company has paused certain operations in certain regions, including in response to sanctions, trade restrictions and related developments and the profitability of certain operations has been impacted as a result of events in the corresponding regions.
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed goods and services by third parties, and the management of businesses operated under brands licensed from the Company, and we are therefore dependent on the successes of those third parties for that portion of our revenue. The profitability of one or more of our businesses could be adversely impacted by the significant contraction of distribution channels for our products and services, including through third-party licensees or sellers of our licensed goods and services. In addition, third-party suppliers provide products and services essential to the operation of a number of our businesses. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties or materially impacted a supplier of a significant product or service, the profitability of one or more of our businesses could be adversely affected. In specific geographic markets, we have experienced delayed and/or partial payments from certain third parties due to liquidity issues.
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

We face risks related to changes in our business strategy or restructuring of our businesses, which have affected and may continue to affect our cost structure, the profitability of our businesses or the value of our assets.
As changes in our business environment occur we have adjusted, continue to adjust and may further adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. For example, in fiscal 2023, we reorganized our media and entertainment operations, which had been previously reported in one segment, into two segments, Entertainment and Sports; in fiscal 2023 we announced that we would review content, primarily on our DTC services, for alignment with a strategic change in our approach to content curation, resulting in removal of certain content from our platforms and related impairment charges; in fiscal 2022, we announced plans to introduce an ad-supported Disney+ service, new pricing model and price increases and cost realignment; in fiscal 2021, we announced the closure of a substantial number of our Disney-branded retail stores; and we have announced exploration of a number of new types of businesses. Changes in strategy, such as was the case with the most recent reorganization of our media and entertainment operations, can lead to workforce disruptions. Our new organization and strategies are, among other things, subject to execution risk and may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. For example, notwithstanding our announced plans to rationalize costs, the costs of our DTC strategy, and associated losses, may continue to grow or be reduced more slowly than anticipated, which may impact our distribution strategy across businesses/distribution platforms, the types of content we distribute through various businesses/distribution platforms, and the timing and sequencing of content windows. Our new organization and strategies could be less successful than our previous organizational structure and strategies. In addition, external events including changing technology, changing consumer purchasing patterns, acceptance of content offerings and changes in macroeconomic conditions may impair the value of our assets. When these changes or events occur, we have incurred and may continue to incur costs to change our business strategy and have needed and may in the future need to write-down the value of assets. In addition to the content impairment noted above, among other assets, we have impaired goodwill and intangible assets at our linear networks and impaired the value of certain of our retail store assets. We may write down other assets as our strategy evolves to account for the current business environment.
We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. For example, in fiscal 2023, we announced that we are developing plans to accelerate and expand investment in our Experiences segment. In addition, in recent years, other investments have included expansion and renovation of certain of our theme parks, expansion of our fleet of cruise ships, the acquisition of TFCF Corporation (TFCF) and investments related to DTC offerings. Some of these and future investments may ultimately result in returns that are negative or low, the ultimate business prospects of the businesses related to these investments are uncertain, and these investments may impact the resources available to, and the profitability of, our other businesses. In addition, our costs may increase, we may have significant charges associated with the write-down of assets, as occurred in connection with the closure of Star Wars: Galactic Starcruiser or returns on new investments may be negative or lower than prior to the change in strategy or restructuring. Even if our strategies are effective in the long term, our new offerings will generally not be profitable in the short term, growth of our new offerings is unlikely to be even quarter over quarter and we may not expand into new markets as or when anticipated. Our ability to forecast for new businesses may be impacted by our lack of experience operating in those new businesses, speed with which the competitive landscape changes, volatility beyond our control (such as the events beyond our control noted above) and our ability to obtain or develop the content and rights on which our projections are based. Accordingly, we may not achieve our forecasted outcomes.
Increased competitive pressures impact our revenues and increase our costs.
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes, among other types, competition for human resources, content and other resources we require in operating our business. For example:
•Our programming and production operations compete to obtain creative, performing, production and business talent, sports and other programming, story properties, advertiser support, production facilities and market share with traditional and new media platforms, including other studio operators, television networks, VOD providers and other sources of broadband delivered content.
•Our television networks and stations and DTC offerings compete for the sale of advertising time with traditional and new media platforms, including other television and VOD services, as well as with newspapers, magazines, billboards and radio stations, and various forms of internet and mobile delivered content, which offer advertising delivery technologies that are more targeted than can be achieved through traditional means.
•Our television networks compete for carriage of their programming with other programming providers.
•Our theme parks and resorts compete for guests with all other forms of entertainment, lodging, tourism and recreation activities and compete for creative, performing and business talent, including with other theme park and resort operators.
•Our content sales/licensing operations compete for customers with all other forms of entertainment.

•Our consumer products business competes with other licensors and creators of IP.
•Our DTC streaming services compete for customers with an increasing number of competitors’ DTC offerings, all other forms of media and all other forms of entertainment, as well as for technology, creative, performing and business talent and for content.
Competition in each of these areas may further increase as a result of technological developments and changes in market structure, including consolidation of suppliers of resources and distribution channels. Increased competition has increased, and may continue to increase, the cost of programming, including sports and other products and diverts consumers from, or delays their consumption of, our creative or other products, or to other products or other forms of entertainment and experiences, which could reduce our revenue or increase our marketing costs.
Competition for the acquisition of resources can further increase the cost of producing our products and services; change the composition of our offerings, including sports; deprive us of talent needed for our entertainment and experiences businesses, including the talent necessary to produce high quality creative material; increase employee turnover and staffing instability; or increase the cost of compensation for our employees. Such competition may also reduce, or limit growth in, prices for our products and services, including advertising rates and subscription fees at our media networks and DTC offerings, parks and resorts admissions and room rates and prices for consumer products from which we derive license revenues.
Our results may be adversely affected if long-term programming or distribution contracts are not renewed on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we must renew or renegotiate the contracts, which from time to time has led to service blackouts when distribution contracts expired before renewal terms were agreed, and if we are unable to renew these contracts on acceptable terms, we may lose programming rights or distribution rights. As a result, our portfolio of programming rights we acquire and the distributors of our programming and the portfolio of programming rights our distributors acquire have changed and may continue to change over time. Even if these contracts are renewed, the cost of obtaining certain programming rights has increased and may continue to increase (or increase at faster rates than our historical experience) and programming distributors, facing pressures resulting from increased subscription fees and alternative distribution challenges, have demanded and may continue to demand terms (including with respect to the pricing for, and the nature and amount of, programming distributed) that reduce our revenue from distribution of programs (or increase revenue at slower rates than our historical experience). For example, a recent carriage agreement renewal includes fewer of our linear networks but provides for certain of our DTC streaming services to be made available to the distributor’s subscribers. Moreover, our ability to renew these contracts on favorable terms may be affected by a number of factors, such as consolidation in the market for program distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and programming rights costs increases, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
Regulations applicable to our businesses may impair the profitability of our businesses.
Each of our businesses, including our broadcast networks and television stations, is subject to a variety of U.S. and international regulations, which impact the operations and profitability of our businesses. Some of these regulations include:
•U.S. FCC regulation of our television and radio networks, our national programming networks and our owned television stations. See Item 1 — Federal Regulation - Entertainment and Sports.
•Federal, state and foreign privacy and data protection laws and regulations.
•Regulation of the safety and supply chain of consumer products and theme park operations, including regulation regarding the sourcing, importation and the sale of goods.
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
New laws and regulations, as well as changes in any of these current laws and regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable, and create an increasingly unpredictable regulatory landscape. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations limiting international trade and investment and disrupting our operations outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong. For example, in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, including new prohibitions on the importation of goods from certain regions and other jurisdictions are considering similar measures; U.S. state governments have become more active in passing legislation targeted at specific sectors and companies and applying existing laws in novel ways to new technologies, including streaming and online commerce; and in many countries/regions around the world (including but not limited to the EU) regulators are requiring us to broadcast on our linear (or display on our DTC streaming services) programming produced in specific countries as well as invest specified amounts of our revenues in local content productions. In Florida, steps directed at the Company (including the passage of legislation) have been taken and future actions have been threatened, which collectively could negatively impact (and may have already impacted) our ability to execute on our business strategy, our costs and the profitability of our operations in Florida.
Further, in response to the COVID-19 pandemic, public health and other regional, national, state and local regulations and policies impacted most of our businesses. Government requirements could be reinstated and new government requirements may be imposed to address COVID-19 or future health outbreaks or pandemics.
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
U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response will require increased costs to comply, the implementation of new reporting processes, entailing additional compliance risk, a skilled workforce and other incremental investments.
In addition, we have undertaken or announced a number of related actions and goals, which will require changes to operations and ongoing investment. There is no assurance that our initiatives will achieve their intended outcomes or that we will achieve any of these goals. Consumer, government and other stakeholder perceptions of our efforts to achieve these objectives often differ widely and present risks to our reputation and brands. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain environmental sustainability goals or initiatives will depend in part on third-party collaboration, the availability of suppliers that can satisfy new requirements, mitigation innovations and/or the availability of economically feasible solutions at scale.
Damage to our reputation or brands may negatively impact our Company across businesses and regions.
Our reputation and globally recognizable brands are integral to the success of our businesses. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our other businesses. Because some of our brands are globally recognized, brand damage may not be locally contained. Maintenance of the reputation of our Company and brands depends on many factors including the quality of our offerings, maintenance of trust with our customers and our ability to successfully innovate. In addition, we may pursue brand or product integration combining previously separate brands or products targeting different audiences under one brand or pursue other business initiatives inconsistent with one or more of our brands, and there is no assurance that these initiatives will be accepted by our customers and not adversely impact one or more of our brands. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners, business decisions, social responsibility and culture, which may be amplified by social media, adversely impact our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could impact our sales, business opportunities, profitability, recruiting and valuation of our securities.
Various risks may impact the success of our DTC streaming services.
We may not successfully execute on our DTC strategy. The success of our DTC strategy and profitability of our DTC streaming services will be impacted by the success of the reorganization of our media and entertainment business and our ability to advance our DTC strategies, drive subscriber additions and retention based on the attractiveness of our content, manage churn in reaction to price increases, achieve the desired financial impact of the Disney+ ad supported service, pricing model and price increases, our ability to execute on cost realignment and the effects of our determinations with regard to distribution for our creative content across windows. The initial costs of marketing campaigns are generally recognized in the business of initial exploitation, and amortization of capitalized production costs and licensed programming rights are generally allocated across businesses based on the estimated relative value of the distribution windows. Accordingly, our distribution determinations impact the costs of each business, including the applicable DTC service. There are a number of competing DTC businesses. Consumers may not be willing to pay for an expanding set of DTC streaming services at increasing prices, potentially exacerbated by an economic downturn. In addition, economic downturns negatively impact the purchase of and price for advertising on our DTC streaming services. We face competition for creative talent and sports and other programming rights and may not be successful in recruiting and retaining talent and obtaining desired programming rights or face increased costs to do so. Acquisition of new subscribers to our DTC streaming services is not linear, and we have experienced net losses of subscribers in some periods. Our content does not always successfully attract and retain subscribers in the quantities that we expect. Our content is subject to cost pressures and may cost more than we expect. We may not successfully manage our costs to meet our profitability goals. Government regulation, including revised foreign content and ownership regulations as well as government-imposed content restrictions, impacts the implementation of our DTC business plans. The highly competitive environment in which we operate puts pricing pressure on our DTC offerings and may require us to lower our prices or not take price increases to attract or retain customers or lead to higher churn rates. These and other risks may impact the profitability and success of our DTC streaming services.
Potential credit ratings actions, increases in interest rates, or volatility in the U.S. and global financial markets could impede access to, or increase the cost of, financing our operations and investments.
Our borrowing costs have been and can be affected by short- and long-term debt ratings assigned by independent ratings agencies that are based, in part, on the Company’s performance as measured by credit metrics such as leverage and interest coverage ratios. As a result of the financial impact of COVID-19 on our businesses, Standard and Poor’s downgraded our long-term debt ratings by two notches to BBB+ and downgraded our short-term debt ratings by one notch to A-2. Fitch downgraded our long- and short-term credit ratings by one notch to A- and F2, respectively. On June 5, 2023, Standard and Poor’s upgraded our long-term debt ratings by one notch to A-. As of September 30, 2023 Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A- and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. Any future downgrades could increase our cost of borrowing and/or make it more difficult for us to obtain financing on acceptable terms.
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
Elevated indebtedness or leverage ratios could adversely affect us, including by decreasing our business flexibility.
Elevated indebtedness could have the effect of, among other things, reducing our financial flexibility and our ability to respond to changing business and economic conditions and other uncontrollable events. Debt repayment obligations could also reduce funds available for investments, capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our leverage ratios increased as the result of COVID-19’s impact on financial performance, which caused certain of the credit ratings agencies to downgrade their assessment of our credit ratings. Downgrades to our debt rating may negatively impact our cost of borrowings and/or make it more difficult for us to obtain financing on acceptable terms.
Labor disputes disrupt our operations and may adversely affect the profitability of one or more of our businesses.
A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations. Further, the employees of licensees who manufacture and retailers who sell our licensed consumer products, and employees of providers of programming content (such as sports leagues) may be covered by labor agreements with their employers. From time to time, collective bargaining agreements and other labor agreements expire, requiring renegotiation of their terms. In general, labor disputes and work stoppages involving our employees; persons employed on our productions; athletes or others employed by, or otherwise connected with, sports leagues or organizers; or the employees of our licensees or retailers who sell our licensed consumer products or providers of programming content may disrupt our operations and reduce our revenues. For example, on May 2, 2023, members of the Writers Guild of America (WGA) commenced a work stoppage, which lasted for almost five months. On July 14, 2023, members of SAG-AFTRA, the union representing television and movie actors, also commenced a work stoppage, which lasted for almost four months. These work stoppages have impacted our productions and the pipeline for programming and theatrical releases, which could result in reduced revenue and have an adverse effect on our profitability. The new collective bargaining agreements with the Directors Guild of America, WGA and SAG-AFTRA will lead to increased costs to create content, including as a result of increases in rates, residuals and benefits. Generally, resolution of disputes or negotiation of new agreements, including rate increases and other changes to employee benefits, has in the past increased our costs and may increase our costs in the future.
The seasonality of certain of our businesses and timing of certain of our product offerings could exacerbate negative impacts on our operations.
Each of our businesses is normally subject to seasonal variations and variations in connection with the timing of our product offerings, including as follows:
•Revenues at the Experiences segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Revenues at the Experiences segment also may fluctuate with changes in theme park attendance and resort occupancy resulting from special celebrations or events that may increase demand in the applicable periods and decrease demand in prior or later periods as guests time their vacations to occur during such special celebrations or events. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts.
•Revenues from television networks and stations are subject to seasonal advertising patterns and changes in viewership levels, including related to certain sporting events. In general, domestic general entertainment linear networks advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months, and sports advertising revenues are impacted by the timing of sports seasons and events, which varies throughout the year or may take place periodically.
•Revenues from content sales/licensing fluctuate due to the timing of content releases across various distribution markets. Release dates and methods are determined by a number of factors, including, among others, competition, and the timing of vacation and holiday periods.
•DTC revenues fluctuate based on: changes in the number of subscribers, mix of subscribers to different offerings and subscriber fees; viewership levels; and the demand for sports and film and television content. Each of these may depend on the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons, content production schedules and sports league work stoppages.
Accordingly, negative impacts on our business occurring during a time of typical high seasonal demand such as our park closures due to COVID-19 restrictions or hurricane damage during the summer travel season or other high seasons, could have a disproportionate effect on the results of that business for the year.
Our operations are impacted by our ability to attract and retain employees and costs of employee wages and health, welfare and pension benefits, including postretirement medical benefits for some employees and retirees, may reduce our profitability.
With approximately 225,000 employees, the success of our businesses is substantially affected by our ability to attract and retain a workforce with the necessary skills for our varied businesses, including executing successfully on succession planning for the talent at all levels necessary to advance the Company’s key objectives and strategies. Further, our profitability is substantially affected by labor costs, including wages and our health, welfare and pension benefits, including the costs of medical benefits for current employees and the costs of postretirement medical benefits for some current employees and retirees. We may experience significant increases in these costs as a result of macroeconomic, regulatory, competitive and other factors. For example, labor costs in our parks and resorts have increased, and we expect will continue to increase, as a result of collective bargaining agreements and wage laws and regulations where we operate. Future health outbreaks and pandemics may lead to an increase in the cost of medical insurance and expenses. In addition, changes in investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These macroeconomic factors as well as a decline in the fair value of pension and postretirement medical plan assets may put upward pressure on the cost of providing pension and postretirement medical benefits and may increase future funding requirements. There can be no assurance that we will succeed in attracting and retaining the human resources necessary for the success of our businesses or in limiting cost increases from wages and other employee benefits, which could reduce the profitability of our businesses.
We face risks related to costs and expenses in connection with the acquisition of NBCU’s equity interest in Hulu and the TFCF acquisition.
On November 1, 2023, NBCU exercised its right to require the Company to purchase NBCU’s equity interest in Hulu under a put/call arrangement between the parties. The purchase price for NBCU’s equity interest in Hulu will be determined based on NBCU’s equity ownership percentage of the greater of Hulu’s equity fair value as of September 30, 2023, and a guaranteed floor value. Further, the Company will share with NBCU 50% of the Company’s tax benefit from the purchase of NBCU’s interest in Hulu, which payments are expected to be made primarily over a 15-year period. In addition, we may incur significant costs and expenses in connection with the TFCF acquisition, including costs for which we have established reserves or which may lead to reserves in the future. The cost to purchase NBCU’s equity interest in Hulu and related obligations to NBCU and any such other costs could negatively impact the Company’s cash position and result in the Company incurring additional indebtedness.
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
ITEM 1B. Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal 2023 that remain unresolved.
ITEM 2. Properties
Our parks and resorts locations and other properties of the Company and its subsidiaries are described in Item 1 under the caption Experiences. Film and television library properties and television stations owned by the Company are described in Item 1 under the caption Entertainment.

The Company and its subsidiaries own and lease properties throughout the world. In addition to the properties noted above, the table below provides a brief description of other significant properties and the related business segment.

Location	Property / Approximate Size	Use	Business Segment
Burbank, CA & surrounding cities(1)	Land (201 acres) & Buildings (4,694,000 ft2)	Owned Office/Production/Warehouse (includes 240,000 ft2 leased to third-party tenants)	Corporate/Entertainment/Experiences

Burbank, CA & surrounding cities(1)	Buildings (1,834,000 ft2)	Leased Office/Warehouse	Corporate/Entertainment/Experiences

Los Angeles, CA	Land (22 acres) & Buildings (605,000 ft2)	Owned Office/Production/Technical Warehouse	Corporate/Entertainment

Los Angeles, CA	Buildings (2,640,000 ft2)	Leased Office/Production/Technical/Theater	Corporate/Entertainment/Experiences

New York, NY	Buildings (51,000 ft2)	Owned Office	Corporate/Entertainment/Sports

New York, NY	Buildings (2,190,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 679,000 ft2 leased to third-party tenants)	Corporate/Entertainment/Sports/Experiences

Bristol, CT	Land (117 acres) & Buildings (1,174,000 ft2)	Owned Office/Production/Technical	Sports

Bristol, CT	Buildings (273,000 ft2)	Leased Office/Warehouse/Technical	Sports

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Entertainment

Emeryville, CA	Buildings (97,000 ft2)	Leased Office/Storage	Entertainment

San Francisco, CA	Buildings (517,000 ft2)	Leased Office/Production/Technical/Theater (includes 47,000 ft2 leased to third-party tenants)	Corporate/Entertainment

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corporate/Entertainment/Experiences

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail/Residential	Entertainment/Experiences
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

The executive officers of the Company are:

Name	Age	Title	Executive Officer Since
Robert A. Iger	72	Chief Executive Officer(1)	2022
Kevin A. Lansberry	60	Interim Chief Financial Officer(2)	2023
Horacio E. Gutierrez	58	Senior Executive Vice President, General Counsel and Chief Compliance Officer(3)	2022
Sonia L. Coleman	51	Senior Executive Vice President and Chief Human Resources Officer(4)	2023
Kristina K. Schake	53	Senior Executive Vice President and Chief Communications Officer(5)	2022
(1)Mr. Iger was appointed Chief Executive Officer effective November 20, 2022. He previously served as Executive Chairman of the Company from February 2020 through December 2021 and as Chief Executive Officer of the Company from September 2005 to February 2020.
(2)Mr. Lansberry was appointed Interim Chief Financial Officer effective July 1, 2023. He was previously Executive Vice President and Chief Financial Officer of the Company’s Parks, Experiences and Products segment from March 2018 and Executive Vice President and Chief Financial Officer, Walt Disney Parks and Resorts from May 2017. Over his more than 35 years with the Company, Mr. Lansberry has held a wide range of roles in the Company’s parks and experiences businesses, including in finance, business development, alliances and operations.
(3)Mr. Gutierrez was appointed Senior Executive Vice President and General Counsel effective February 1, 2022 and appointed Chief Compliance Officer effective March 27, 2023. Prior to joining the Company, he served as Head of Global Affairs and Chief Legal Officer for Spotify Technology S.A. (Spotify) from November 2019 to January 2022, where he led a global, multi-disciplinary team of business, corporate communications and public affairs, government relations, licensing, operations and legal professionals responsible for the company’s work in areas including industry relations, content partnerships, public policy, and trust & safety. He was previously Spotify’s General Counsel - Vice President, Business & Legal Affairs from April 2016 to November 2019.
(4)Ms. Coleman was appointed Senior Executive Vice President and Chief Human Resources Officer effective April 8, 2023. She was previously Senior Vice President, Human Resources at Disney General Entertainment and ESPN from August 2021. Ms. Coleman served as Senior Vice President, Human Resources for Disney General Entertainment from April 2017, Vice President, Human Resources for the Company from May 2016 and Vice President, Human Resources, Disney Consumer Products from May 2010.
(5)Ms. Schake was appointed Senior Executive Vice President and Chief Communications Officer effective June 29, 2022. Previously, she served as Executive Vice President, Global Communications from April 2022. Prior to joining the Company, she was appointed by the President of the United States as Counselor for Strategic Communications to the Secretary of the U.S. Department of Health and Human Services, leading a nationwide public education campaign from March 2021 to December 2021. Prior to that, she served as Global Communications Director for Instagram, a product of Meta Platforms, Inc., from March 2017 to March 2019, where she oversaw the communications teams in North America, Latin America, Europe and Asia.
On November 2, 2023, the Company appointed Hugh F. Johnston, 62, as Senior Executive Vice President and Chief Financial Officer commencing on December 4, 2023. Mr. Johnston currently serves as Executive Vice President and Chief Financial Officer, from 2010, and Vice Chairman, from 2015, of PepsiCo, Inc. (“PepsiCo”). In addition to providing strategic financial leadership for PepsiCo in these roles, Mr. Johnston’s portfolio has included a variety of responsibilities, including leadership of PepsiCo’s information technology function from 2015, PepsiCo’s global e-commerce business from 2015 to 2019, and the Quaker Foods North America division from 2014 to 2016. He also held a number of other leadership roles during his PepsiCo career, having served as Executive Vice President, Global Operations from 2009 to 2010, President of Pepsi-Cola North America from 2007 to 2009, Executive Vice President, Operations from 2006 to 2007 and Senior Vice President, Transformation from 2005 to 2006. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from 2002 through 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions in 2002. Mr. Johnston joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002.

PART II
ITEM 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is listed on the New York Stock Exchange under the ticker symbol “DIS”.
As of September 30, 2023, the approximate number of common shareholders of record was 768,000.
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED RESULTS
($ in millions, except per share data)

				% Change Better (Worse)
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues:
Services	$79,562	$74,200	$61,768	7%	20%
Products	9,336	8,522	5,650	10%	51%
Total revenues	88,898	82,722	67,418	7%	23%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(53,139)	(48,962)	(41,129)	(9) %	(19) %
Cost of products (exclusive of depreciation and amortization)	(6,062)	(5,439)	(4,002)	(11) %	(36) %
Selling, general, administrative and other	(15,336)	(16,388)	(13,517)	6%	(21) %
Depreciation and amortization	(5,369)	(5,163)	(5,111)	(4) %	(1) %
Total costs and expenses	(79,906)	(75,952)	(63,759)	(5) %	(19) %
Restructuring and impairment charges	(3,892)	(237)	(654)	>(100) %	64%
Other income (expense), net	96	(667)	201	nm	nm
Interest expense, net	(1,209)	(1,397)	(1,406)	13%	1%
Equity in the income of investees, net	782	816	761	(4) %	7%
Income from continuing operations before income taxes	4,769	5,285	2,561	(10) %	>100%
Income taxes from continuing operations	(1,379)	(1,732)	(25)	20%	>(100) %
Net income from continuing operations	3,390	3,553	2,536	(5) %	40%
Loss from discontinued operations, net of income tax benefit of $0, $14 and $9, respectively	—	(48)	(29)	100%	(66) %
Net income	3,390	3,505	2,507	(3) %	40%
Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(1,036)	(360)	(512)	>(100) %	30%
Net income attributable to Disney	$2,354	$3,145	$1,995	(25) %	58%
Diluted earnings per share attributable to Disney	$1.29	$1.75	$1.11	(26) %	58%
Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•Consolidated Results and Non-Segment Items
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Restructuring Activities
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•DTC Product Descriptions, Key Definitions and Supplemental Information
•Supplemental Guarantor Financial Information

CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
In fiscal 2023, the Company reorganized into three business segments: Entertainment, Sports and Experiences (renamed from Disney Parks, Experiences and Products). Fiscal 2022 and 2021 segment financial information has been recast for the following:
•The prior Disney Media and Entertainment Distribution segment has been reorganized into the Entertainment and Sports segments
•A portion of Consumer Products revenues is recognized at the Entertainment segment, which is meant to reflect royalties on merchandise licensing revenues generated on IP created by the Entertainment segment
2023 vs. 2022
Revenues for fiscal 2023 increased 7%, or $6.2 billion, to $88.9 billion; net income attributable to Disney decreased $0.8 billion to income of $2.4 billion compared to $3.1 billion in the prior year; and diluted earnings per share (EPS) from continuing operations attributable to Disney decreased to $1.29 compared to $1.75 in the prior year. In the prior year, the Company recorded a reduction in revenue of $1.0 billion for amounts to early terminate certain license agreements with a customer for film and television content, which was delivered in previous years, in order for the Company to use the content primarily at our Entertainment Direct-to-Consumer services (Content License Early Termination). The EPS decrease was due to higher restructuring and impairment charges and lower operating income at Entertainment. These decreases were partially offset by the comparison to the impact of the Content License Early Termination, higher operating income at Experiences in the current year compared to the prior year and investment gains in the current year compared to investment losses in the prior year.
Revenues
Service revenues for fiscal 2023 increased 7%, or $5.4 billion, to $79.6 billion, due to growth at our theme parks and resorts, higher subscription revenue, an increase in theatrical distribution revenue and the comparison to the revenue reduction for the Content License Early Termination in the prior year. These increases were partially offset by decreases in advertising revenue, TV/VOD distribution sales and affiliate revenue. Growth at theme parks and resorts was due to higher volumes and guest spending. The increase in subscription revenue was due to subscriber growth and higher rates. Service revenues reflected an approximate 1 percentage point decrease due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact).
Product revenues for fiscal 2023 increased 10%, or $0.8 billion, to $9.3 billion, due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts, partially offset by lower home entertainment volumes. Product revenues reflected an approximate 2 percent point decrease due to an unfavorable Foreign Exchange Impact.
Costs and expenses
Cost of services for fiscal 2023 increased 9%, or $4.2 billion, to $53.1 billion, due to higher programming and production costs, inflation and increased volumes at our theme parks and resorts and, to a lesser extent, higher technology and distribution costs at Entertainment Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Entertainment Direct-to-Consumer and increased production cost amortization resulting from higher theatrical revenue, partially offset by a decrease in production cost amortization due to lower TV/VOD distribution sales. Costs of services reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Cost of products for fiscal 2023 increased 11%, or $0.6 billion, to $6.1 billion, due to higher sales volumes of merchandise, food and beverage and cost inflation at our theme parks and resorts. Cost of products reflected an approximate 1 percent point decrease due to a favorable Foreign Exchange Impact.
Selling, general, administrative and other costs for fiscal 2023 decreased 6%, or $1.1 billion, to $15.3 billion, primarily due to lower marketing costs at Entertainment Direct-to-Consumer. These decreases were partially offset by higher theatrical marketing costs and an increase in marketing costs at theme parks and resorts. Selling, general, administrative and other costs reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Depreciation and amortization increased 4%, or $0.2 billion, to $5.4 billion due to higher depreciation at our domestic parks and resorts including accelerated depreciation related to the closure of Star Wars: Galactic Starcruiser and depreciation for the Disney Wish, which launched in the fourth quarter of the prior year, partially offset by lower amortization of intangible assets from the acquisition of TFCF and Hulu.
Restructuring and Impairment Charges
Restructuring and impairment charges in fiscal 2023 were $3,892 million comprising:
•$2,577 million for the Content Impairment charge (see Note 18 of the Consolidated Financial Statements)
•$721 million of goodwill impairments (see Note 18 of the Consolidated Financial Statements)

•$357 million for severance
•$141 million for an impairment of an equity investment
•$96 million for exiting our businesses in Russia and other charges
Restructuring and impairment charges in fiscal 2022 were $237 million primarily due to the impairment of an intangible and other assets related to exiting our businesses in Russia.
Other Income (expense), net

($ in millions)	2023	2022	% Change Better (Worse)
DraftKings gain (loss)	$169	$(663)	nm
Other, net	(73)	(4)	>(100) %
Other income (expense), net	$96	$(667)	nm
In fiscal 2023, the Company recognized a gain of $169 million on its investment in DraftKings, Inc. (DraftKings), which was sold in the current fiscal year.
In fiscal 2022, the Company recognized a non-cash loss of $663 million from the adjustment of its investment in DraftKings to fair value.
Interest Expense, net

($ in millions)	2023	2022	% Change Better (Worse)
Interest expense	$(1,973)	$(1,549)	(27) %
Interest income, investment income and other	764	152	>100%
Interest expense, net	$(1,209)	$(1,397)	13%
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances and higher capitalized interest.
The increase in interest income, investment income and other resulted from higher interest income on cash balances, which reflected an increase in interest rates, and a larger benefit from pension and postretirement benefit costs, other than service cost.
Equity in the Income of Investees
Equity in the income of investees decreased $34 million to $782 million in the current year primarily due to lower income from A+E.
Effective Income Tax Rate

($ in millions)	2023	2022
Income from continuing operations before income taxes	$4,769	$5,285
Income tax expense on continuing operations	1,379	1,732
Effective income tax rate - continuing operations	28.9%	32.8%
The decrease in the effective income tax rate was due to the following:
•A lower effective tax rate on foreign earnings in the current year compared to the prior year;
•A favorable comparison from adjustments related to previous year’s tax matters, which was a benefit in the current year and a detriment in the prior year; partially offset by
•New tax regulations issued in the prior year that limited our ability to use certain accumulated foreign tax credits;
•An unfavorable impact in the current year from goodwill impairments, which were not tax deductible; and
•An unfavorable impact in the current year compared to a favorable impact in the prior year for the tax effect of employee share-based awards.

Noncontrolling Interests

($ in millions)	2023	2022	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(1,036)	$(360)	>(100) %
The increase in net income from continuing operations attributable to noncontrolling interests was due to improved results at our Asia Theme Parks and higher accretion of NBC Universal’s interest in Hulu.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Year
Results for fiscal 2023 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,998 million
•Other income of $96 million due to the DraftKings gain of $169 million
•Restructuring and impairment charges of $3,892 million
Results for fiscal 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $2,353 million
•A $1.0 billion reduction in revenue for the Content License Early Termination
•Other expense of $667 million due to the DraftKings loss of $663 million
•Restructuring and impairment charges of $237 million
A summary of the impact of these items on EPS is as follows:

($ in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Year Ended September 30, 2023:
Restructuring and impairment charges(3)	$(3,836)	$717	$(3,119)	$(1.69)
TFCF and Hulu acquisition amortization(4)	(1,998)	465	(1,533)	(0.82)
Other income (expense), net	96	(13)	83	0.05
Total	$(5,738)	$1,169	$(4,569)	$(2.46)

Year Ended October 1, 2022:
TFCF and Hulu acquisition amortization(4)	$(2,353)	$549	$(1,804)	$(0.97)
Contract License Early Termination	(1,023)	238	(785)	(0.43)
Other income (expense), net	(667)	156	(511)	(0.28)
Restructuring and impairment charges	(237)	55	(182)	(0.10)
Total	$(4,280)	$998	$(3,282)	$(1.78)

(1)Tax benefit (expense) is determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest, where applicable. Total may not equal the sum of the column due to rounding.
(3)Restructuring and impairment charges include the impact of a content license agreement termination with A+E, which generated a gain at A+E. The Company’s 50% interest in this gain was $56 million (A+E gain) and is included in Restructuring and impairment charges in this table.
(4)Includes amortization of intangibles related to TFCF equity investees.
2022 vs. 2021
Revenues for fiscal 2022 increased 23%, or $15.3 billion, to $82.7 billion; net income attributable to Disney increased $1.2 billion, to income of $3.1 billion compared to $2.0 billion in fiscal 2021; and EPS from continuing operations attributable to Disney increased to $1.75 compared to $1.11 in fiscal 2021. The EPS increase was due to growth at Experiences, partially offset by lower operating results at Entertainment, higher income tax expense and the Content License Early Termination.

Revenues
Service revenues for fiscal 2022 increased 20%, or $12.4 billion, to $74.2 billion, due to increased revenues at our theme parks and resorts, subscription revenue growth and, to a lesser extent, higher theatrical distribution and advertising revenue. These increases were partially offset by the Content License Early Termination. The increase at theme parks and resorts was due to higher volumes, which generally reflected the impact of operating with capacity restrictions in fiscal 2021 as a result of COVID-19, and higher average per capita ticket revenue. The increase in subscription revenue was due to subscriber growth and higher average rates. Service revenues reflected an approximate 1 percent point decrease due to an unfavorable Foreign Exchange Impact.
Product revenues for fiscal 2022 increased 51%, or $2.9 billion, to $8.5 billion, due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts.
Costs and expenses
Cost of services for fiscal 2022 increased 19%, or $7.8 billion, to $49.0 billion, due to higher programming and production costs, increased volumes at our theme parks and resorts and higher technology and distribution costs at Entertainment Direct-to-Consumer. The increase in programming and production costs was due to higher costs at Entertainment Direct-to-Consumer, an increase in sports right costs and higher production cost amortization due to theatrical revenue growth. These increases were partially offset by lower programming and production costs as a result of international channel closures.
Cost of products for fiscal 2022 increased 36%, or $1.4 billion, to $5.4 billion, due to higher merchandise, food and beverage sales at our theme parks and resorts.
Selling, general, administrative and other costs for fiscal 2022 increased 21%, or $2.9 billion, to $16.4 billion, primarily due to higher marketing costs at Entertainment Direct-to-Consumer and, to a lesser extent, our theatrical distribution and parks and experiences businesses.
Restructuring and Impairment Charges
Restructuring and impairment charges in fiscal 2022 were $0.2 billion primarily due to the impairment of an intangible and other assets related to exiting our businesses in Russia.
Restructuring and impairment charges in fiscal 2021 were $0.7 billion comprising:
•$0.4 billion of asset impairments and severance costs related to the shut-down of an animation studio and the closure of a substantial number of Disney-branded retail stores in North America and Europe
•$0.3 billion of severance and other costs in connection with the integration of TFCF and workforce reductions at Experiences
Other Income (expense), net

($ in millions)	2022	2021	% Change Better (Worse)
fuboTV gain	$—	$186	(100) %
German FTA gain	—	126	(100) %
DraftKings loss	(663)	(111)	>(100) %
Other, net	(4)	—	nm
Other income (expense), net	$(667)	$201	nm
In fiscal 2022, the Company recognized a non-cash loss of $663 million from the adjustment of our investment in DraftKings to fair value.
In fiscal 2021, the Company recognized a $186 million gain from the sale of our investment in fuboTV Inc. (fuboTV gain), a $126 million gain on the sale of our 50% interest in a German free-to-air (FTA) television network (German FTA gain) and a non-cash loss of $111 million from the adjustment of our investment in DraftKings to fair value.

Interest Expense, net

($ in millions)	2022	2021	% Change Better (Worse)
Interest expense	$(1,549)	$(1,546)	— %
Interest income, investment income and other	152	140	9%
Interest expense, net	$(1,397)	$(1,406)	1%
Interest expense in fiscal 2022 was comparable to fiscal 2021 as the impact of higher average interest rates was offset by the impact of lower average debt balances.
The increase in interest income, investment income and other was due to a favorable comparison of pension and postretirement benefit costs, other than service cost, which was a net benefit in fiscal 2022 and an expense in fiscal 2021. This increase was partially offset by investment losses in fiscal 2022 compared to investment gains in fiscal 2021.
Equity in the Income of Investees
Equity in the income of investees increased $55 million to $816 million in fiscal 2022 due to higher income from A+E and the comparison to investment impairments in fiscal 2021.
Effective Income Tax Rate

($ in millions)	2022	2021
Income from continuing operations before income taxes	$5,285	$2,561
Income tax expense on continuing operations	1,732	25
Effective income tax rate - continuing operations	32.8%	1.0%
The effective income tax rate in fiscal 2022 was higher than the U.S. statutory rate primarily due to higher effective tax rates on foreign earnings. The effective income tax rate in fiscal 2021 was lower than the U.S. statutory rate due to favorable adjustments related to prior years and excess tax benefits on employee share-based awards, partially offset by higher effective tax rates on foreign earnings. Higher effective tax rates on foreign earnings in both fiscal 2022 and 2021 reflected the impact of foreign losses and, to a lesser extent, foreign tax credits for which we are unable to recognize a tax benefit.
Noncontrolling Interests

($ in millions)	2022	2021	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(360)	$(512)	30%
The decrease in net income from continuing operations attributable to noncontrolling interests was primarily due to higher losses at Shanghai Disney Resort and at our DTC sports business, partially offset by higher results for ESPN.
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

A summary of the impact of these items on EPS is as follows:

($ in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Year Ended October 1, 2022:
TFCF and Hulu acquisition amortization(3)	$(2,353)	$549	$(1,804)	$(0.97)
Contract License Early Termination	(1,023)	238	(785)	(0.43)
Other income (expense), net	(667)	156	(511)	(0.28)
Restructuring and impairment charges	(237)	55	(182)	(0.10)
Total	$(4,280)	$998	$(3,282)	$(1.78)

Year Ended October 2, 2021:
TFCF and Hulu acquisition amortization(3)	$(2,418)	$562	$(1,856)	$(1.00)
Restructuring and impairment charges	(654)	152	(502)	(0.27)
Other income (expense), net	201	(46)	155	0.08
Total	$(2,871)	$668	$(2,203)	$(1.18)
(1)Tax benefit (expense) is determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating segments based on segment revenue and segment operating income.
Below is a discussion of the major revenue and expense categories for our business segments. Costs and expenses for each segment consist of operating expenses, selling, general, administrative and other costs, and depreciation and amortization. Selling, general, administrative and other costs include third-party and internal marketing expenses.
The Entertainment segment comprises three significant lines of business:
•Linear Networks, which primarily generates revenue from affiliate fees and advertising. In recent years, revenues from affiliate fees have declined due to fewer subscribers to MVPD services that carry our linear networks. We anticipate this trend to continue, although the extent and duration is uncertain. In addition, these revenues will be impacted and may be further impacted in the future from the lapse of carriage agreements to certain networks.
•Direct-to-Consumer, which primarily generates revenue from subscription fees and advertising
•Content Sales/Licensing, which primarily generates revenue from the sale of film and episodic content in the TV/VOD and home entertainment markets, distribution of films in the theatrical market, licensing of our music rights, sales of tickets to stage play performances and licensing of our IP for use in stage plays. Revenues also include an intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on IP created by the Entertainment segment.
Operating expenses at the Entertainment segment primarily consist of programming and production costs, technology support costs, operating labor, distribution costs and cost of sales. Programming and production costs include the following:
•Amortization of capitalized production costs and licensed programming rights
•Subscriber-based fees for programming the Hulu Live service, including fees paid by Hulu to the Sports segment and other Entertainment segment businesses for the right to air their linear networks on Hulu Live
•Production costs related to live programming (primarily news)
•Amortization of participations and residual obligations
•Fees paid to the Sports segment to program ESPN on ABC and certain sports content on Star+
Amortization of capitalized production costs and licensed programming rights is generally allocated across Entertainment’s businesses based on the estimated relative value of the distribution windows. The initial costs of marketing campaigns are generally recognized in the business of initial exploitation.
The Sports segment primarily generates revenue from affiliate fees, advertising, subscription fees, pay-per-view fees and sub-licensing of sports rights. Linear sports channels are experiencing declines in subscribers that are directionally consistent with those at the linear networks in the Entertainment segment. Operating expenses consist primarily of programming and production costs, technology support costs, operating labor and distribution costs. Programming and production costs include amortization of licensed sports rights and production costs related to live sports and other programming.
The Experiences segment primarily generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise at our theme parks and resorts, charges for room nights at hotels, sales of cruise vacations, sales and rentals of vacation club properties, royalties from licensing our IP for use on consumer goods and the sale of branded merchandise. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant expenses include operating labor, costs of goods sold, infrastructure costs, depreciation and other operating expenses. Infrastructure costs include technology support costs, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
The following transactions are recognized in segment revenues and eliminated in total Company revenue:
•Fees paid by Hulu to the Sports segment and other Entertainment segment businesses for the right to air their linear networks on Hulu Live
•Fees paid by the Entertainment segment to the Sports segment to program ESPN on ABC and certain sports content on Star+
BUSINESS SEGMENT RESULTS - 2023 vs. 2022
The following table presents revenues from our operating segments and other components of revenues:

($ in millions)	2023	2022	% Change Better (Worse)
Entertainment	$40,635	$39,569	3%
Sports	17,111	17,270	(1) %
Experiences	32,549	28,085	16%
Eliminations	(1,397)	(1,179)	(18) %
Content License Early Termination	—	(1,023)	100%
Revenues	$88,898	$82,722	7%
The following table presents income from our operating segments and other components of income from continuing operations before income taxes:

($ in millions)	2023	2022	% Change Better (Worse)
Entertainment operating income	$1,444	$2,126	(32) %
Sports operating income	2,465	2,710	(9) %
Experiences operating income	8,954	7,285	23%
Content License Early Termination	—	(1,023)	100%
Corporate and unallocated shared expenses	(1,147)	(1,159)	1%
Restructuring and impairment charges(1)	(3,836)	(237)	>(100) %
Other income (expense), net	96	(667)	nm
Interest expense, net	(1,209)	(1,397)	13%
TFCF and Hulu acquisition amortization	(1,998)	(2,353)	15%
Income from continuing operations before income taxes	$4,769	$5,285	(10) %
(1) Includes the A+E gain.

Entertainment
Revenue and operating results for Entertainment are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Revenues:
Linear Networks	$11,701	$12,828	(9) %
Direct-to-Consumer	19,886	17,975	11%
Content Sales/Licensing and Other	9,048	8,766	3%
	$40,635	$39,569	3%
Segment operating income (loss):
Linear Networks	$4,119	$5,198	(21) %
Direct-to-Consumer	(2,496)	(3,424)	27%
Content Sales/Licensing and Other	(179)	352	nm
	$1,444	$2,126	(32) %
Linear Networks
Operating results for Linear Networks are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Revenues
Affiliate fees	$7,369	$7,739	(5) %
Advertising	4,159	4,877	(15) %
Other	173	212	(18) %
Total revenues	11,701	12,828	(9) %
Operating expenses	(5,577)	(5,777)	3%
Selling, general, administrative and other	(2,641)	(2,571)	(3) %
Depreciation and amortization	(54)	(65)	17%
Equity in the income of investees	690	783	(12) %
Operating Income	$4,119	$5,198	(21) %
Revenues
Affiliate fees are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Domestic	$6,136	$6,257	(2) %
International	1,233	1,482	(17) %
	$7,369	$7,739	(5) %
The decrease in domestic affiliate fees reflected a decrease of 5% from fewer subscribers, partially offset by an increase of 4% from higher contractual rates.
Lower international affiliate fees were attributable to decreases of 8% from fewer subscribers driven by channel closures, 4% from lower contractual rates and 4% from an unfavorable Foreign Exchange Impact.
Advertising revenue is as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Domestic	$3,178	$3,716	(14) %
International	981	1,161	(16) %
	$4,159	$4,877	(15) %

The decrease in domestic advertising revenue was due to decreases of 12% from fewer impressions and 2% from lower rates. The decrease in impressions was due to lower average viewership.
Lower international advertising revenue was due to decreases of 9% from an unfavorable Foreign Exchange Impact, 6% from fewer impressions and 1% from a decrease in rates. Lower impressions reflected a decrease in average viewership, which included the impact of channel closures.
Other revenue decreased $39 million, to $173 million from $212 million, driven by an unfavorable Foreign Exchange Impact.
Costs and Expenses
Operating expenses are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Programming and production costs
Domestic	$(3,858)	$(3,894)	1%
International	(712)	(796)	11%
Total programming and production costs	(4,570)	(4,690)	3%
Other operating expenses	(1,007)	(1,087)	7%
	$(5,577)	$(5,777)	3%
The decrease in domestic programming and production costs was due to a lower average cost mix of programming, partially offset by an increase in programming fees for ESPN on ABC and higher program write-offs.
International programming and production costs decreased primarily due to a favorable Foreign Exchange Impact and the impact of channel closures.
The decrease in other operating expenses was due to the realignment of certain costs primarily to selling, general and administrative costs, lower technology and distribution costs and a favorable Foreign Exchange Impact.
Selling, general administrative and other costs increased $70 million, to $2,641 million from $2,571 million. The increase includes the realignment of certain costs previously primarily reported in other operating expenses and higher labor-related costs, partially offset by lower marketing costs.
Equity in the Income of Investees
Income from equity investees decreased $93 million, to $690 million from $783 million, due to lower income from A+E attributable to decreases in advertising and affiliate revenue, partially offset by higher program sales income.
Operating Income from Linear Networks
Operating income decreased 21%, to $4,119 million from $5,198 million due to lower results both domestically and internationally.
The following table provides supplemental revenue and operating income detail for Linear Networks:

($ in millions)	2023	2022	% Change Better (Worse)
Supplemental revenue detail
Domestic	$9,406	$10,073	(7) %
International	2,295	2,755	(17) %
	$11,701	$12,828	(9) %
Supplemental operating income detail
Domestic	$2,735	$3,358	(19) %
International	694	1,057	(34) %
Equity in the income of investees	690	783	(12) %
	$4,119	$5,198	(21) %

Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Revenues
Subscription fees	$16,420	$14,178	16%
Advertising	3,260	3,614	(10) %
Other	206	183	13%
Total revenues	19,886	17,975	11%
Operating expenses	(17,859)	(15,641)	(14) %
Selling, general, administrative and other	(4,168)	(5,395)	23%
Depreciation and amortization	(355)	(363)	2%
Operating Loss	$(2,496)	$(3,424)	27%
Revenues
The increase in subscription fees reflected increases of 11% from more subscribers, due to growth at Disney+ Core and, to a lesser extent, Hulu, and 7% from higher average rates due to increases in retail pricing, partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.
Lower advertising revenue reflected a decrease of 9% from fewer impressions due to declines at Hulu and, to a lesser extent, at Disney+, partially offset by growth of 2% from higher rates at Hulu. The decrease in impressions at Disney+ was due to the comparison to Indian Premier League (IPL) cricket programming on Disney+ Hotstar in the prior year, as we did not renew the digital rights beginning with the 2023 season. The decrease was partially offset by the U.S. launch of ad-supported Disney+ in the first quarter of the current fiscal year.
The following table presents additional information about Disney+ and Hulu(1).
Paid subscribers(1) as of:

(in millions)	September 30, 2023	October 1, 2022	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	46.5	46.4	— %
International (excluding Disney+ Hotstar)(1)	66.1	56.5	17%
Disney+ Core(2)	112.6	102.9	9%

Disney+ Hotstar	37.6	61.3	(39) %

Hulu
SVOD Only	43.9	42.8	3%
Live TV + SVOD	4.6	4.4	5%
Total Hulu(2)	48.5	47.2	3%

Average Monthly Revenue Per Paid Subscriber(1) for the fiscal year ended:

	2023	2022	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	$6.97	$6.34	10%
International (excluding Disney+ Hotstar)(1)	5.93	6.10	(3) %
Disney+ Core	6.39	6.22	3%

Disney+ Hotstar	0.66	0.88	(25) %

Hulu
SVOD Only	12.17	12.72	(4) %
Live TV + SVOD	90.52	87.62	3%
(1)See discussion on page 66—DTC Product Descriptions, Key Definitions and Supplemental Information
(2)Total may not equal the sum of the column due to rounding.
Domestic Disney+ average monthly revenue per paid subscriber increased from $6.34 to $6.97 due to an increase in average retail pricing and higher advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber decreased from $6.10 to $5.93 due to a higher mix of subscribers from lower-priced markets and an unfavorable Foreign Exchange Impact, partially offset by an increase in average retail pricing, a lower mix of wholesale subscribers and an increase in wholesale pricing.
Disney+ Hotstar average monthly revenue per paid subscriber decreased from $0.88 to $0.66 due to lower advertising revenue, partially offset by a lower mix of wholesale subscribers.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.72 to $12.17 due to lower advertising revenue, a higher mix of subscribers to multi-product offerings and lower per-subscriber premium and feature add-on revenue, partially offset by an increase in average retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $87.62 to $90.52 due to an increase in average retail pricing, partially offset by lower advertising revenue, a higher mix of subscribers to multi-product offerings and lower per-subscriber premium and feature add-on revenue.
Costs and Expenses
Operating expenses are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Programming and production costs
Disney+	$(5,674)	$(4,466)	(27) %
Hulu	(8,265)	(7,564)	(9) %
Other	(20)	(25)	20%
Total programming and production costs	(13,959)	(12,055)	(16) %
Other operating expense	(3,900)	(3,586)	(9) %
	$(17,859)	$(15,641)	(14) %
The increase in programming and production costs at Disney+ was attributable to more content provided on the service and higher costs per hour of non-sports content available on the service, partially offset by a decrease in sports programming costs reflecting the comparison to IPL cricket programming in the prior year.
The increase in programming and production costs at Hulu was due to higher subscriber-based fees for programming the Live TV service and higher costs per hour of content available on the service. Higher subscriber-based fees for programming the Live TV service resulted from rate increases and an increase in the number of subscribers.
Other operating expenses increased primarily due to higher technology and distribution costs at Disney+.
Selling, general, administrative and other costs decreased $1,227 million, to $4,168 million from $5,395 million, primarily attributable to lower marketing costs at Disney+ and, to a lesser extent, Hulu.

Operating Loss from Direct-to-Consumer
Operating loss from Direct-to-Consumer decreased $928 million, to $2,496 million from $3,424 million due to a lower loss at Disney+ and, to a lesser extent, higher operating income at Hulu.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Revenues
TV/VOD distribution	$2,618	$3,520	(26) %
Theatrical distribution	3,174	1,875	69%
Home entertainment distribution	931	1,083	(14) %
Other	2,325	2,288	2%
Total revenues	9,048	8,766	3%
Operating expenses	(6,280)	(5,508)	(14) %
Selling, general, administrative and other	(2,595)	(2,610)	1%
Depreciation and amortization	(347)	(296)	(17) %
Equity in the income (loss) of investees	(5)	—	nm
Operating Income (Loss)	$(179)	$352	nm
Revenues
The decrease in TV/VOD distribution revenue was due to lower sales volumes of both episodic and film content, in part driven by the impact of the shift from licensing our content to third parties to distributing it on our Entertainment Direct-to-Consumer streaming services.
The increase in theatrical distribution revenue was due to the performance of Avatar: The Way of Water in the current year. The current year also included the Marvel titles: Black Panther: Wakanda Forever; Guardians of the Galaxy Vol. 3; and Ant-Man and the Wasp: Quantumania, the Disney live action title: The Little Mermaid, the Lucasfilm title: Indiana Jones and the Dial of Destiny and two animation titles. The prior year included the Marvel titles: Doctor Strange in the Multiverse of Madness; Thor: Love and Thunder; Eternals; and the co-produced title Spider-Man: No Way Home, along with two animation titles.
The decrease in home entertainment distribution revenue was due to lower sales volumes.
The increase in other revenue was due to higher revenue from stage plays, resulting from improved performance, partially offset by an unfavorable Foreign Exchange Impact.
Operating expenses are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Programming and production costs	$(5,383)	$(4,688)	(15) %
Distribution costs and cost of goods sold	(897)	(820)	(9) %
	$(6,280)	$(5,508)	(14) %
The increase in programming and production costs was due to higher production cost amortization attributable to the increase in theatrical revenue, partially offset by a decrease as a result of lower TV/VOD distribution revenues.
Higher distribution costs and cost of goods sold were due to the realignment of certain costs previously reported in general and administrative costs and increased theatrical distribution costs.
Selling, general, administrative and other costs decreased $15 million, to $2,595 million from $2,610 million, due to the realignment of certain costs to distribution costs and cost of goods sold, a favorable Foreign Exchange Impact and lower home entertainment overhead and marketing costs, largely offset by higher theatrical marketing costs.
Depreciation and amortization increased $51 million, to $347 million from $296 million, primarily due to increased investment in technology assets.

Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other decreased $531 million, to a loss of $179 million from income of $352 million, primarily due to lower TV/VOD distribution results.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to Entertainment that are excluded from segment operating income:

($ in millions)	2023	2022	% Change Better (Worse)
Restructuring and impairment charges(1)	$(3,431)	$(228)	>(100) %
TFCF and Hulu acquisition amortization(2)	(1,602)	(1,946)	18%
Content License Early Termination	—	(1,023)	100%
Gain on sale of a business	28	—	nm
(1)Fiscal 2023 includes $2,521 million for the Content Impairment Charge (net of the A+E gain), $425 million for a goodwill impairment, $248 million of severance, a $141 million impairment of an equity investment and $96 million primarily related to exiting our businesses in Russia. Fiscal 2022 includes impairments of assets related to exiting our businesses in Russia.
(2)In fiscal 2023, amortization of step-up on film and television costs was $439 million and amortization of intangible assets was $1,151 million. In fiscal 2022, amortization of step-up on film and television costs was $634 million and amortization of intangible assets was $1,300 million.
Sports
Operating results for Sports are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Revenues
Affiliate fees	$10,590	$10,796	(2) %
Advertising	3,920	4,370	(10) %
Subscription fees	1,517	1,113	36%
Other	1,084	991	9%
Total revenues	17,111	17,270	(1) %
Operating expenses	(13,314)	(13,084)	(2) %
Selling, general, administrative and other	(1,314)	(1,441)	9%
Depreciation and amortization	(73)	(90)	19%
Equity in the income of investees	55	55	— %
Operating Income	$2,465	$2,710	(9) %
Revenues
Affiliate fees are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
ESPN
Domestic	$9,267	$9,437	(2) %
International	1,051	1,084	(3) %
	10,318	10,521	(2) %
Star (India)	272	275	(1) %
	$10,590	$10,796	(2) %
The decrease in domestic ESPN affiliate fees was due to decreases of 7% from fewer subscribers and 1% from the temporary suspension of carriage with an affiliate, partially offset by an increase of 5% from higher contractual rates.

Lower international ESPN affiliate fees were attributable to decreases of 14% from an unfavorable Foreign Exchange Impact and 3% from fewer subscribers, partially offset by an increase of 14% from higher contractual rates.
Advertising revenue is as follows:

($ in millions)	2023	2022	% Change Better (Worse)
ESPN
Domestic	$3,413	$3,424	— %
International	189	173	9%
	3,602	3,597	— %
Star (India)	318	773	(59) %
	$3,920	$4,370	(10) %
Domestic ESPN advertising revenue was comparable to the prior year reflecting a modest decrease in rates, largely offset by a slight increase in impressions.
The increase in international ESPN advertising revenue was due to an increase of 16% from higher impressions, partially offset by a decrease of 6% from an unfavorable Foreign Exchange Impact. The increase in impressions was attributable to higher average viewership.
Lower Star advertising revenue was due to decreases of 38% from fewer impressions, 14% from lower rates and 7% from an unfavorable Foreign Exchange Impact. Fewer impressions reflected a decrease in average units delivered and, to a lesser extent, fewer IPL matches aired in the current year compared to the prior year as matches from the 2021 season shifted into fiscal 2022 due to COVID-19.
Growth in subscription fees reflected increases of 19% from higher rates and 18% from more subscribers.
The increase in other revenue was primarily due to higher fees received for programming ESPN on ABC.
The following table presents additional information about ESPN+:

	September 30, 2023	October 1, 2022	% Change Better (Worse)
Paid subscribers at fiscal year end (in millions)	26.0	24.3	7%
Average Monthly Revenue per Paid Subscriber for the fiscal year	$5.49	$4.80	14%
ESPN+ average monthly revenue per paid subscriber increased from $4.80 to $5.49 due to an increase in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
Costs and Expenses
Operating expenses are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Programming and production costs
ESPN
Domestic	$(10,221)	$(10,003)	(2) %
International	(1,127)	(998)	(13) %
	(11,348)	(11,001)	(3) %
Star (India)	(1,025)	(1,284)	20%
	(12,373)	(12,285)	(1) %
Other operating expenses	(941)	(799)	(18) %
	$(13,314)	$(13,084)	(2) %
The increase in domestic ESPN programming and production costs was due to contractual rate increases for NBA and College Football Playoffs (CFP) programming, new motor sports programming and higher costs for NFL and Ultimate Fighting Championship (UFC) programming. These increases were partially offset by lower costs for college football programming (excluding CFP) due to the non-renewal of certain contracts. NFL programming costs increased as a result of airing one additional regular season game on our linear networks in the current year compared to the prior year, partially offset by lower costs per game. The increase in UFC programming costs was due to airing two more events in the current year compared to the prior year and higher contractual rates.
Higher international ESPN programming and production costs were driven by the impact of inflation on soccer rights costs and production costs, partially offset by a favorable Foreign Exchange Impact.
The decrease in Star programming and production costs was due to lower costs for cricket programming and a favorable Foreign Exchange Impact. The decrease in cricket programming costs was attributable to fewer IPL matches in the current year compared to prior year and lower average costs per match for IPL and International Cricket Council (ICC) T20 World Cup matches.
Other operating expenses increased $142 million, to $941 million from $799 million, driven by higher technology and distribution costs and the realignment of certain costs previously reported in selling, general and administrative costs.
Selling, general, administrative and other costs decreased $127 million, to $1,314 million from $1,441 million, due to lower marketing spend and a realignment of certain costs to other operating expenses.
Operating Income
Operating income decreased 9%, to $2,465 million from $2,710 million due to decreases at Star and international ESPN, partially offset by an increase at domestic ESPN.
The following table provides supplemental revenue and operating income detail for Sports:

($ in millions)	2023	2022	% Change Better (Worse)
Supplemental revenue detail
ESPN
Domestic	$14,945	$14,636	2%
International	1,437	1,434	— %
	16,382	16,070	2%
Star (India)	729	1,200	(39) %
	$17,111	$17,270	(1) %
Supplemental operating income (loss) detail
ESPN
Domestic	$2,881	$2,814	2%
International	(39)	78	nm
	2,842	2,892	(2) %
Star (India)	(432)	(237)	(82) %
Equity in the income of investees	55	55	— %
	$2,465	$2,710	(9) %
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to Sports that are excluded from segment operating income:

($ in millions)	2023	2022	% Change Better (Worse)
TFCF acquisition amortization(1)	$(388)	$(399)	3%
Restructuring and impairment charges(2)	(346)	(1)	>(100) %
(1)Represents amortization of intangible assets.
(2)Fiscal 2023 includes $296 million for a goodwill impairment and $50 million for severance.

Experiences
Operating results for Experiences are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Revenues
Theme park admissions	$10,423	$8,602	21%
Resorts and vacations	7,949	6,410	24%
Parks & Experiences merchandise, food and beverage	7,712	6,579	17%
Merchandise licensing and retail	4,358	4,609	(5) %
Parks licensing and other	2,107	1,885	12%
Total revenues	32,549	28,085	16%
Operating expenses	(17,129)	(14,936)	(15) %
Selling, general, administrative and other	(3,675)	(3,403)	(8) %
Depreciation and amortization	(2,789)	(2,451)	(14) %
Equity in the loss of investees	(2)	(10)	80%
Operating Income	$8,954	$7,285	23%
Revenues
The increase in theme park admissions revenue was due to increases of 12% from attendance growth and 10% from higher average per capita ticket revenue.
Growth in resorts and vacations revenue was due to increases of 14% from additional passenger cruise days, 4% from higher occupied hotel room nights and 3% growth from guided tours.
Parks & Experiences merchandise, food and beverage revenue growth was attributable to increases of 12% from higher volumes and 3% from higher average guest spending.
Lower merchandise licensing and retail revenue was due to decreases of 2% from licensing, 2% from retail and 1% from an unfavorable Foreign Exchange Impact. The decrease in licensing revenue was due to lower sales of merchandise based on Star Wars, Frozen, Toy Story and Mickey and Friends, partially offset by higher minimum guarantee shortfall recognition. Lower retail revenue was primarily due to a decrease in online sales.
The increase in parks licensing and other revenue was attributable to an increase in royalties from Tokyo Disney Resort and higher co-branding and sponsorship revenues, partially offset by lower real estate sales.
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	2023	2022	2023	2022	2023	2022
Parks
Increase (decrease)
Attendance(2)	6%	>100%	55%	54%	17%	87%
Per Capita Guest Spending(3)	3%	13%	21%	24%	2%	18%
Hotels
Occupancy(4)	85%	82%	74%	56%	83%	76%
Available Room Nights (in thousands)(5)	10,096	10,073	3,178	3,179	13,274	13,252
Change in Per Room Guest Spending(6)	— %	19%	14%	(7) %	1%	15%
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
(6)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights. In the current year, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in the prior year, the impact would have been a decrease of approximately $50 million in the prior year.
Costs and Expenses
Operating expenses are as follows:

($ in millions)	2023	2022	% Change Better (Worse)
Operating labor	$(7,550)	$(6,577)	(15) %
Infrastructure costs	(3,127)	(2,766)	(13) %
Cost of goods sold and distribution costs	(3,357)	(2,938)	(14) %
Other operating expenses	(3,095)	(2,655)	(17) %
	$(17,129)	$(14,936)	(15) %
The increase in operating labor was due to inflation, higher volumes and increased costs for new guest offerings. Higher cost of goods sold and distribution costs were due to increased volumes, while the increase in infrastructure costs was due to higher operations support costs, increased costs for new guest offerings and higher technology spending. Other operating expenses increased due to higher volumes and inflation.
Selling, general, administrative and other costs increased $272 million from $3,403 million to $3,675 million, driven by higher marketing spend and a loss on the disposal of our ownership interest in Villages Nature.
Depreciation and amortization increased $338 million from $2,451 million to $2,789 million, due to accelerated depreciation related to the closure of Star Wars: Galactic Starcruiser and depreciation for the Disney Wish, which launched in the fourth quarter of the prior year.
Segment Operating Income
Segment operating income increased $1,669 million, to $8,954 million due to growth at our international and domestic parks and experiences, partially offset by a decrease at our consumer products business.
The following table presents supplemental revenue and operating income detail for the Experiences segment:

($ in millions)	2023	2022	% Change Better (Worse)
Supplemental revenue detail
Parks & Experiences
Domestic	$22,677	$20,131	13%
International	5,475	3,297	66%
Consumer Products	4,397	4,657	(6) %
	$32,549	$28,085	16%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$5,876	$5,332	10%
International	1,104	(237)	nm
Consumer Products	1,974	2,190	(10) %
	$8,954	$7,285	23%

Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to Experiences that are excluded from segment operating income:

($ in millions)	2023	2022	% Change Better (Worse)
Charge related to a legal ruling	$(101)	$—	nm
Restructuring and impairment charges(1)	(25)	—	nm
TFCF acquisition amortization	(8)	(8)	— %
(1)Charges for the current year were due to severance.
BUSINESS SEGMENT RESULTS - 2022 vs. 2021
The following table presents revenues from our operating segments and other components of revenues:

($ in millions)	2022	2021	% Change Better (Worse)
Entertainment	$39,569	$36,489	8%
Sports	17,270	15,960	8%
Experiences	28,085	15,961	76%
Eliminations	(1,179)	(992)	(19) %
Content License Early Termination	(1,023)	—	nm
Revenues	$82,722	$67,418	23%
The following table presents income (loss) from our operating segments and other components of income from continuing operations before income taxes:

($ in millions)	2022	2021	% Change Better (Worse)
Entertainment operating income	$2,126	$5,196	(59) %
Sports operating income	2,710	2,690	1%
Experiences operating income (loss)	7,285	(120)	nm
Content License Early Termination	(1,023)	—	nm
Corporate and unallocated shared expenses	(1,159)	(928)	(25) %
Restructuring and impairment charges	(237)	(654)	64%
Other income (expense), net	(667)	201	nm
Interest expense, net	(1,397)	(1,406)	1%
TFCF and Hulu acquisition amortization	(2,353)	(2,418)	3%
Income from continuing operations before income taxes	$5,285	$2,561	>100%
Entertainment
Revenue and operating results for Entertainment are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Revenues:
Linear Networks	$12,828	$13,516	(5) %
Direct-to-Consumer	17,975	15,036	20%
Content Sales/Licensing and Other	8,766	7,937	10%
	$39,569	$36,489	8%
Operating income (loss):
Linear Networks	$5,198	$5,271	(1) %
Direct-to-Consumer	(3,424)	(1,252)	>(100) %
Content Sales/Licensing and Other	352	1,177	(70) %
	$2,126	$5,196	(59) %

Linear Networks
Operating results for Linear Networks are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Revenues
Affiliate fees	$7,739	$8,043	(4) %
Advertising	4,877	5,215	(6) %
Other	212	258	(18) %
Total revenues	12,828	13,516	(5) %
Operating expenses	(5,777)	(6,250)	8%
Selling, general, administrative and other	(2,571)	(2,647)	3%
Depreciation and amortization	(65)	(78)	17%
Equity in the income of investees	783	730	7%
Operating Income	$5,198	$5,271	(1) %
Revenues
Affiliate fees are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Domestic	$6,257	$6,045	4%
International	1,482	1,998	(26) %
	$7,739	$8,043	(4) %
Growth in domestic affiliate fees was due to an increase of 7% from higher contractual rates, partially offset by a decrease of 3% from fewer subscribers.
The decline in international affiliate fees was due to decreases of 17% from fewer subscribers driven by channel closures, 5% from an unfavorable Foreign Exchange Impact and 2% from lower contractual rates.
Advertising revenue is as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Domestic	$3,716	$4,021	(8) %
International	1,161	1,194	(3) %
	$4,877	$5,215	(6) %
The decline in domestic advertising revenue was due to a decrease of 14% from fewer impressions, reflecting lower average viewership, partially offset by an increase of 7% from higher rates.
Lower international advertising revenue reflected decreases of 8% from an unfavorable Foreign Exchange Impact and 6% from fewer impressions driven by channel closures, partially offset by an increase of 12% from higher rates.
Costs and Expenses
Operating expenses are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Programming and production costs
Domestic	$(3,894)	$(3,940)	1%
International	(796)	(1,165)	32%
	(4,690)	(5,105)	8%
Other operating expenses	(1,087)	(1,145)	5%
	$(5,777)	$(6,250)	8%

The decrease in domestic programming and production costs was due to a lower cost mix of programming at FX Channels, partially offset by an increase in programming and production costs at the ABC Network. The increase at the ABC Network was due to higher costs for non-primetime news programming and an increase in programming fees for ESPN on ABC, partially offset by a lower cost mix of primetime programming.
Lower international programming and production costs were due to the impact of channel closures and, to a lesser extent, a favorable Foreign Exchange Impact.
Selling, general administrative and other costs decreased $76 million, to $2,571 million from $2,647 million, due to lower marketing costs.
Equity in the Income of Investees
Income from equity investees increased $53 million, to $783 million from $730 million, due to higher income from A+E and the comparison to impairments in fiscal 2021. The increase at A+E resulted from lower programming costs, partially offset by decreases in affiliate and advertising revenue and higher marketing costs.
Operating Income from Linear Networks
Operating income decreased 1%, to $5,198 million from $5,271 million due to lower domestic results, partially offset by higher income from our equity investees and an increase in international results.
The following table provides supplemental revenue and operating income detail for Linear Networks:

($ in millions)	2022	2021	% Change Better (Worse)
Supplemental revenue detail
Domestic	$10,073	$10,223	(1) %
International	2,755	3,293	(16) %
	$12,828	$13,516	(5) %
Supplemental operating income detail
Domestic	$3,358	$3,537	(5) %
International	1,057	1,004	5%
Equity in the income of investees	783	730	7%
	$5,198	$5,271	(1) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Revenues
Subscription fees	$14,178	$11,295	26%
Advertising	3,614	3,284	10%
Other	183	457	(60) %
Total revenues	17,975	15,036	20%
Operating expenses	(15,641)	(11,906)	(31) %
Selling, general, administrative and other	(5,395)	(4,067)	(33) %
Depreciation and amortization	(363)	(315)	(15) %
Operating Loss	$(3,424)	$(1,252)	>(100) %
Revenues
Higher subscription fees reflected increases of 18% from subscriber growth and 9% from higher average rates due to increases in retail pricing, partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.
Advertising revenue growth reflected increases of 7% from higher rates due to increases at Hulu, and to a lesser extent, at Disney+, and 3% from higher impressions primarily attributable to Disney+ Hotstar. The increase in impressions at Disney+ Hotstar was primarily due to airing the ICC T20 World Cup and Asia Cricket Council (ACC) Asia Cup in fiscal 2022, neither of which were aired in fiscal 2021. The ICC T20 World Cup generally occurs every two years and was not held in fiscal 2021 due to COVID-19. The ACC Asia Cup was rescheduled from fiscal 2020 to fiscal 2022 as a result of COVID-19.

The decrease in other revenue was due to Disney+ Premier Access revenue in fiscal 2021 compared to none in fiscal 2022, partially offset by a favorable Foreign Exchange Impact. Disney+ Premier Access titles in fiscal 2021 included Black Widow, Raya and the Last Dragon, Jungle Cruise and Cruella.
The following table presents additional information about our Disney+ and Hulu product offerings.
Paid subscribers as of:

(in millions)	October 1, 2022	October 2, 2021	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	46.4	38.8	20%
International (excluding Disney+ Hotstar)	56.5	36.0	57%
Disney+ Core(1)	102.9	74.8	38%

Disney+ Hotstar	61.3	43.3	42%

Hulu
SVOD Only	42.8	39.7	8%
Live TV + SVOD	4.4	4.0	10%
Total Hulu(1)	47.2	43.7	8%
Average Monthly Revenue Per Paid Subscriber for the fiscal year ended:

	2022	2021	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	$6.34	$6.33	— %
International (excluding Disney+ Hotstar)	6.10	5.31	15%
Disney+ Core	6.22	5.87	6%

Disney+ Hotstar	0.88	0.68	29%

Hulu
SVOD Only	12.72	12.86	(1) %
Live TV + SVOD	87.62	81.35	8%
(1)Total may not equal the sum of the column due to rounding
Domestic Disney+ average monthly revenue per paid subscriber was comparable to fiscal 2021, as an increase in retail pricing and a lower mix of wholesale subscribers was essentially offset by a higher mix of subscribers to multi-product offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.31 to $6.10 due to an increase in average retail pricing, partially offset by an unfavorable Foreign Exchange Impact.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.68 to $0.88 driven by higher advertising revenue and increases in retail pricing, partially offset by a higher mix of wholesale subscribers.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.86 to $12.72 driven by lower per-subscriber advertising revenue, a higher mix of subscribers to multi-product offerings and, to a lesser extent, to promotional offerings, partially offset by an increase in average retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $81.35 to $87.62 driven by an increase in average retail pricing and higher advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.

Costs and Expenses
Operating expenses are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Programming and production costs
Disney+	$(4,466)	$(2,536)	(76) %
Hulu	(7,564)	(6,680)	(13) %
Other	(25)	(31)	19%
Total programming and production costs	(12,055)	(9,247)	(30) %
Other operating expense	(3,586)	(2,659)	(35) %
	$(15,641)	$(11,906)	(31) %
The increase in programming and production costs at Disney+ was attributable to more content provided on the service and, to a lesser extent, higher average cost programming, which reflected an increased mix of original content.
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
Selling, general, administrative and other costs increased $1,328 million, to $5,395 million from $4,067 million, attributable to higher marketing costs.
Depreciation and amortization increased $48 million, to $363 million from $315 million, primarily due to increased investment in technology assets at Disney+.
Operating Loss from Direct-to-Consumer
Operating loss from Direct-to-Consumer increased $2,172 million, to $3,424 million from $1,252 million due to a higher loss at Disney+ and, to a lesser extent, lower operating income at Hulu.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Revenues
TV/VOD distribution	$3,520	$3,925	(10) %
Theatrical distribution	1,875	920	>100%
Home entertainment distribution	1,083	1,297	(16) %
Other	2,288	1,795	27%
Total revenues	8,766	7,937	10%
Operating expenses	(5,508)	(4,536)	(21) %
Selling, general, administrative and other	(2,610)	(1,944)	(34) %
Depreciation and amortization	(296)	(294)	(1) %
Equity in the income of investees	—	14	(100) %
Operating Income	$352	$1,177	(70) %
Revenues
The decrease in TV/VOD distribution revenue reflected lower sales volumes, which included the impact of the shift from licensing our content to third parties to distributing it on our Entertainment Direct-to-Consumer streaming services.
The increase in theatrical distribution revenue was due to more titles released in fiscal 2022 compared to fiscal 2021 and revenue in fiscal 2022 from the co-production of Marvel’s Spider-Man: No Way Home. Although COVID-19 continued to impact our theatrical distribution business in certain markets in fiscal 2022, the impact in fiscal 2021 was more significant. Titles released in fiscal 2022 included Doctor Strange in The Multiverse of Madness, Thor: Love and Thunder, Eternals,

Encanto and Lightyear. Titles released in fiscal 2021 included Shang-Chi and the Legend of the Ten Rings, Black Widow and Free Guy.
The decrease in home entertainment distribution revenue was attributable to lower unit sales despite the benefit of more new release titles in fiscal 2022. Net effective pricing was comparable to fiscal 2021 as lower unit pricing was offset by a higher mix of new release titles, which have a higher sales price than catalog titles.
The increase in other revenue was due to more stage play performances in fiscal 2022 as productions were generally shut down in fiscal 2021 due to COVID-19.
Costs and Expenses
Operating expenses are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Programming and production costs	$(4,688)	$(3,770)	(24) %
Distribution costs and cost of goods sold	(820)	(766)	(7) %
	$(5,508)	$(4,536)	(21) %
The increase in programming and production costs was due to higher production cost amortization driven by more theatrical releases, the increased number of stage play performances in fiscal 2022 and higher film cost impairments.
The increase in distribution costs and cost of goods sold was primarily due to increased theatrical distribution costs.
Selling, general, administrative and other costs increased $666 million, to $2,610 million from $1,944 million, due to higher theatrical marketing costs as more titles were released in fiscal 2022 compared to fiscal 2021.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other decreased 70% to $352 million from $1,177 million, due to lower TV/VOD and home entertainment distribution results, higher film cost impairments and lower theatrical distribution results, partially offset by higher stage play results.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to Entertainment that are excluded from segment operating income:

($ in millions)	2022	2021	% Change Better (Worse)
TFCF and Hulu acquisition amortization(1)	$(1,946)	$(2,006)	3%
Content License Early Termination	(1,023)	—	nm
Restructuring and impairment charges(2)	(228)	(300)	24%
German FTA gain	—	126	(100) %
(1)In fiscal 2022, amortization of step-up on film and episodic costs was $634 million and amortization of intangible assets was $1,300 million. In fiscal 2021, amortization of step-up on film and episodic costs was $646 million and amortization of intangible assets was $1,345 million.
(2)Fiscal 2022 includes impairments of assets related to exiting our businesses in Russia. Fiscal 2021 includes impairments and severance costs related to the closure of an animation studio and severance costs and contract termination charges in connection with the integration of TFCF.

Sports
Operating results for Sports are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Revenues
Affiliate fees	$10,796	$10,609	2%
Advertising	4,370	3,720	17%
Subscription fees	1,113	725	54%
Other	991	906	9%
Total revenues	17,270	15,960	8%
Operating expenses	(13,084)	(11,986)	(9) %
Selling, general, administrative and other	(1,441)	(1,231)	(17) %
Depreciation and amortization	(90)	(104)	13%
Equity in the income of investees	55	51	8%
Operating Income	$2,710	$2,690	1%
Revenues
Affiliate fees are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
ESPN
Domestic	$9,437	$9,199	3%
International	1,084	1,114	(3) %
	10,521	10,313	2%
Star (India)	275	296	(7) %
	$10,796	$10,609	2%
The increase in domestic ESPN affiliate fees was primarily due to an increase of 5% from higher contractual rates, partially offset by a decrease of 4% from fewer subscribers.
The decrease in international ESPN affiliate fees was attributable to decreases of 8% from fewer subscribers driven by channel closures, and 7% from an unfavorable Foreign Exchange Impact, partially offset by an increase of 11% from higher contractual rates.
The decrease in Star affiliate fees was due to decreases of 5% from an unfavorable Foreign Exchange Impact and 1% from fewer subscribers.
Advertising revenue is as follows:

($ in millions)	2022	2021	% Change Better (Worse)
ESPN
Domestic	$3,424	$2,981	15%
International	173	150	15%
	3,597	3,131	15%
Star (India)	773	589	31%
	$4,370	$3,720	17%
The increase in domestic ESPN advertising revenue was due to increases of 11% from higher impressions and 5% from higher rates. The increase in impressions reflected higher average viewership and, to a lesser extent, an increase in units delivered.
Higher international ESPN advertising revenue was primarily due to increases of 11% from higher average viewership and 7% from higher rates, partially offset by a decrease of 6% from an unfavorable Foreign Exchange Impact.

Growth in Star advertising revenue was due to an increase of 37% from higher average viewership, partially offset by decreases of 3% from an unfavorable Foreign Exchange Impact and 3% from lower rates. The increase in average viewership reflected the airing of more cricket matches in fiscal 2022. Fiscal 2022 included the ICC T20 World Cup, more Board of Control for Cricket in India (BCCI) matches and the ACC Asia Cup, partially offset by fewer IPL matches compared to fiscal 2021. The ICC T20 World Cup and the ACC Asia Cup were not held in fiscal 2021. The increase in BCCI matches in fiscal 2022 was driven by COVID-19-related cancellations in fiscal 2021.
The increase in subscription fees was due to ESPN+ subscriber growth.
The increase in other revenue was due to higher sub-licensing fees and higher fees received for programming ESPN on ABC, partially offset by lower UFC pay-per-view fees due to lower average buys per event. The increase in sub-licensing fees was due to fees from ICC T20 World Cup matches in fiscal 2022 and higher fees from BCCI cricket matches.
The following table presents additional information about ESPN+.

(in millions)	October 1, 2022	October 2, 2021	% Change Better (Worse)
Paid subscribers at fiscal year end (in millions)	24.3	17.1	42%
Average Monthly Revenue per Paid Subscriber for the fiscal year	$4.80	$4.57	5%
ESPN+ average monthly revenue per paid subscriber increased from $4.57 to $4.80 primarily due to an increase in retail pricing, a lower mix of annual subscribers and higher advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
Costs and Expenses
Operating expenses are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Programming and production costs
ESPN
Domestic	$(10,003)	$(9,370)	(7) %
International	(998)	(1,094)	9%
	(11,001)	(10,464)	(5) %
Star (India)	(1,284)	(766)	(68) %
	(12,285)	(11,230)	(9) %
Other operating expenses	(799)	(756)	(6) %
	$(13,084)	$(11,986)	(9) %
The increase in domestic ESPN programming and production costs was due to new NHL programming, higher rights costs for NFL and CFP and an increase in production costs reflecting the return of ESPN-hosted events, which were canceled in fiscal 2021 due to COVID-19, and more ESPN films in fiscal 2022. These increases were partially offset by lower rights costs for MLB and NBA programming. Higher NFL programming costs were due to airing four additional regular season games in fiscal 2022 compared to fiscal 2021 and contractual rate increases. The increase in CFP rights costs was due to higher contractual rates. Lower MLB programming costs were due to airing 29 games of the 2022 regular season under our new contract and one 2021 season playoff game in fiscal 2022 compared to 92 games of the 2021 regular season in fiscal 2021. The decrease in NBA programming costs was due to the comparison to airing four games of the 2020 NBA Finals in the first quarter of fiscal 2021 due to COVID-19, partially offset by contractual rate increases. Fiscal 2021 also included the 2021 NBA Finals and fiscal 2022 included the 2022 NBA finals.
The decrease in international programming and production costs was due to channel closures in fiscal 2021, the impact of shifting exclusive soccer matches from Sports to Star+ in fiscal 2022 and a favorable Foreign Exchange Impact, partially offset by higher production costs.
The increase in Star programming and production costs was due to more cricket matches in fiscal 2022 and higher average costs per match for BCCI and IPL cricket matches.
Selling, general, administrative and other costs increased $210 million, to $1,441 million from $1,231 million, driven by higher marketing costs.

Operating Income
Operating income increased 1%, to $2,710 million from $2,690 million due to an increase at ESPN, partially offset by a decrease at Star.
The following table provides supplemental revenue and operating income (loss) detail for Sports:

($ in millions)	2022	2021	% Change Better (Worse)
Supplemental revenue detail
ESPN
Domestic	$14,636	$13,623	7%
International	1,434	1,390	3%
	16,070	15,013	7%
Star (India)	1,200	947	27%
	$17,270	$15,960	8%
Supplemental operating income (loss) detail
ESPN
Domestic	$2,814	$2,610	8%
International	78	(14)	nm
	2,892	2,596	11%
Star (India)	(237)	43	nm
Equity in the income of investees	55	51	8%
	$2,710	$2,690	1%
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to Sports that are excluded from segment operating income:

(in millions)	2022	2021	% Change Better (Worse)
TFCF acquisition amortization(1)	$(399)	$(404)	1%
Restructuring and impairment charges	(1)	(15)	93%
(1)Represents amortization of intangible assets.
Experiences
Operating results for Experiences are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Revenues
Theme park admissions	$8,602	$3,848	>100%
Resorts and vacations	6,410	2,701	>100%
Parks & Experiences merchandise, food and beverage	6,579	3,299	99%
Merchandise licensing and retail	4,609	4,650	(1) %
Parks licensing and other	1,885	1,463	29%
Total revenues	28,085	15,961	76%
Operating expenses	(14,936)	(10,799)	(38) %
Selling, general, administrative and other	(3,403)	(2,886)	(18) %
Depreciation and amortization	(2,451)	(2,377)	(3) %
Equity in the loss of investees	(10)	(19)	47%
Operating Income (loss)	$7,285	$(120)	nm

COVID-19
Revenues at Experiences benefited from fewer closures and operating capacity restrictions in fiscal 2022 compared to fiscal 2021 as a result of COVID-19. The following table summarizes the approximate number of weeks of operations in fiscal 2022 and fiscal 2021:

	Weeks of Operation
	2022	2021
Walt Disney World Resort	52	52
Disneyland Resort	52	22
Disneyland Paris	52	19
Hong Kong Disneyland Resort	37	40
Shanghai Disney Resort	37	52
Revenues
The increase in theme park admissions revenue was due to attendance growth and higher average per capita ticket revenue. Higher attendance reflected increases at Disneyland Resort, Walt Disney World Resort and, to a lesser extent, Disneyland Paris, partially offset by a decrease at Shanghai Disney Resort. Growth in average per capita ticket revenue was due to the introduction of Genie+ and Lightning Lane at our domestic parks in the first quarter of fiscal 2022 and higher average ticket prices at Walt Disney World Resort and Disneyland Paris, partially offset by lower average ticket prices at Disneyland Resort and Shanghai Disney Resort.
Growth in resorts and vacations revenue was primarily due to increases of 51% from higher occupied hotel room nights, 32% from an increase in passenger cruise days and 17% from higher average daily hotel room rates.
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 82% from higher volumes and 9% from higher average guest spending.
Merchandise licensing and retail revenue was comparable to the prior year, as a decrease of 8% from retail was offset by an increase of 8% from licensing. The decrease in retail revenues was due to the closure of a substantial number of Disney-branded retail stores in North America and Europe in the second half of fiscal 2021. The revenue growth at licensing was primarily due to higher sales of merchandise based on Mickey and Friends, Star Wars, Encanto, Spider-Man and Disney Princesses, partially offset by a decrease in revenues from merchandise based on Frozen.
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
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total
	2022	2021	2022	2021	2022	2021
Parks
Increase (decrease)
Attendance	>100%	(17) %	54%	(4) %	87%	(14) %
Per Capita Guest Spending	13%	17%	24%	(3) %	18%	11%
Hotels
Occupancy	82%	42%	56%	21%	76%	37%
Available Room Nights (in thousands)	10,073	10,451	3,179	3,179	13,252	13,630
Change in Per Room Guest Spending(1)	19%	1%	(7) %	22%	15%	4%
(1)In fiscal 2023, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in fiscal 2022, the impact would have been a decrease of approximately $50 million. There is no impact to fiscal 2021 due to this change.

Costs and Expenses
Operating expenses are as follows:

($ in millions)	2022	2021	% Change Better (Worse)
Operating labor	$(6,577)	$(4,711)	(40) %
Infrastructure costs	(2,766)	(2,308)	(20) %
Cost of goods sold and distribution costs	(2,938)	(2,086)	(41) %
Other operating expenses	(2,655)	(1,694)	(57) %
	$(14,936)	$(10,799)	(38) %
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
Segment Operating Income (loss)
Segment operating results increased $7,405 million, to income of $7,285 million from a loss of $120 million due to growth at our domestic parks and experiences and, to a lesser extent, at our international parks and experiences and consumer products business.
The following table presents supplemental revenue and operating income (loss) detail for the Experiences segment:

($ in millions)	2022	2021	% Change Better (Worse)
Supplemental revenue detail
Parks & Experiences
Domestic	$20,131	$9,353	>100%
International	3,297	1,859	77%
Consumer Products	4,657	4,749	(2) %
	$28,085	$15,961	76%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$5,332	$(1,139)	nm
International	(237)	(1,074)	78%
Consumer Products	2,190	2,093	5%
	$7,285	$(120)	nm
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to Experiences that are excluded from segment operating income:

($ in millions)	2022	2021	% Change Better (Worse)
Restructuring and impairment charges(1)	$—	$(327)	100%
TFCF acquisition amortization	(8)	(8)	— %
(1)Fiscal 2021 included asset impairments and severance costs related to the closure of a substantial number of our Disney-branded retail stores in North America and Europe and severance costs related to other workforce reductions.

CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

				% Change Better (Worse)
($ in millions)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Corporate and unallocated shared expenses	$(1,147)	$(1,159)	$(928)	1%	(25) %
From fiscal 2022 to fiscal 2023, the decrease in corporate and unallocated shared expenses was driven by lower compensation and human resource-related costs, partially offset by increases in rent expense and technology costs. From fiscal 2021 to fiscal 2022, the increase in corporate and unallocated shared expenses was driven by higher compensation and human resource-related costs.
RESTRUCTURING ACTIVITIES
See Note 18 to the Consolidated Financial Statements for information regarding the Company’s restructuring activities.
LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

($ in millions)	2023	2022	2021
Cash provided by operations - continuing operations	$9,866	$6,002	$5,566
Cash used in investing activities - continuing operations	(4,641)	(5,008)	(3,171)
Cash used in financing activities - continuing operations	(2,724)	(4,729)	(4,385)
Cash (used in) provided by discontinued operations	—	(4)	9
Impact of exchange rates on cash, cash equivalents and restricted cash	73	(603)	30
Change in cash, cash equivalents and restricted cash	$2,574	$(4,342)	$(1,951)
Operating Activities
Cash provided by operating activities of $9.9 billion for fiscal 2023 increased 64% or $3.9 billion compared to $6.0 billion in fiscal 2022 due to lower spending on film and episodic content at Entertainment and higher operating cash flow at Experiences, partially offset by higher spending on sports content. The decrease in spending on film and episodic content at Entertainment included the impact of the WGA and SAG-AFTRA work stoppages. The increase in operating cash flow at Experiences was due to higher operating cash receipts driven by higher revenue, partially offset by an increase in operating cash disbursements due to higher operating expenses. The decrease in operating cash flow at Sports was due to the timing of payments for sports content.
Cash provided by operating activities of $6.0 billion for fiscal 2022 increased 8% or $436 million compared to $5.6 billion in fiscal 2021 due to higher operating cash flow at Experiences and, to a lesser extent, lower income tax payments and pension contributions, partially offset by lower operating cash flow at Entertainment and, to a lesser extent, a partial payment for the Content License Early Termination. The increase in operating cash flow at Experiences was due to higher operating cash receipts driven by higher revenue, partially offset by an increase in operating cash disbursements due to higher operating expenses. The decrease in operating cash flow at Entertainment was due to higher operating cash disbursements and higher spending on film and episodic content, partially offset by higher operating cash receipts. Higher operating cash disbursements were driven by increased operating expenses while higher operating cash receipts were due to revenue growth.

Depreciation expense is as follows:

($ in millions)	2023	2022	2021
Entertainment	$669	$560	$513
Sports	73	90	100
Experiences
Domestic	2,011	1,680	1,551
International	669	662	718
Total Experiences	2,680	2,342	2,269
Corporate	204	191	186
Total depreciation expense	$3,626	$3,183	$3,068
Amortization of intangible assets is as follows:

($ in millions)	2023	2022	2021
Entertainment	$87	$164	$174
Sports	—	—	4
Experiences	109	109	108
TFCF and Hulu	1,547	1,707	1,757
Total amortization of intangible assets	$1,743	$1,980	$2,043
Produced and licensed content costs
The Entertainment and Sports segments incur costs to produce and license film, episodic, sports and other content. Production costs include spend on content internally produced at our studios such as live-action and animated films, episodic series, specials, shorts and theatrical stage plays. Production costs also include original content commissioned from third-party studios. Programming costs include content rights licensed from third parties for use on the Company’s sports and general entertainment networks and DTC streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities.
The Company’s production and programming activity for fiscal 2023, 2022 and 2021 are as follows:

($ in millions)	2023	2022	2021
Beginning balances:
Production and programming assets	$37,667	$31,732	$27,193
Programming liabilities	(3,940)	(4,113)	(4,099)
	33,727	27,619	23,094
Spending:
Licensed programming and rights	14,851	13,316	12,412
Produced content	12,323	16,611	12,848
	27,174	29,927	25,260
Amortization:
Licensed programming and rights	(13,405)	(13,432)	(12,784)
Produced content	(11,861)	(10,224)	(8,175)
	(25,266)	(23,656)	(20,959)
Change in production and programming costs	1,908	6,271	4,301
Content Impairment	(2,266)	—	—
Other non-cash activity	(568)	(163)	224
Ending balances:
Production and programming assets	36,593	37,667	31,732
Programming liabilities	(3,792)	(3,940)	(4,113)
	$32,801	$33,727	$27,619

The Company currently expects its fiscal 2024 spend on produced and licensed content to be approximately $25 billion, with sports rights expected to account for over 40% of spend. See Note 14 to the Consolidated Financial Statements for information regarding the Company’s contractual commitments to acquire sports and broadcast programming.
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
Investing Activities
Continuing operations
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investments in parks, resorts and other property for fiscal 2023, 2022 and 2021 are as follows:

($ in millions)	2023	2022	2021
Entertainment	$1,032	$802	$838
Sports	15	8	24
Experiences
Domestic	2,203	2,680	1,597
International	822	767	675
Total Experiences	3,025	3,447	2,272
Corporate	897	686	444
	$4,969	$4,943	$3,578
Capital expenditures at Entertainment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The increase in fiscal 2023 compared to fiscal 2022 was driven by higher technology spending to support our streaming services.
Capital expenditures at Experiences are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The decrease in capital expenditures in fiscal 2023 compared to fiscal 2022 was due to lower spending on cruise ship fleet expansion. The increase in capital expenditures in fiscal 2022 compared to fiscal 2021 was due to cruise ship fleet expansion.
Capital expenditures at Corporate primarily reflect investments in facilities, information technology infrastructure and equipment. The increases in fiscal 2023 compared to fiscal 2022 and in fiscal 2022 compared to fiscal 2021 were both due to higher spending on facilities.
The Company currently expects its fiscal 2024 capital expenditures to total approximately $6 billion compared to fiscal 2023 capital expenditures of $5 billion. The increase in capital expenditures is primarily due to higher spending at Experiences, in part due to continued investment in our Disney Cruise Line business.
Financing Activities
Financing activities for fiscal 2023, 2022 and 2021 are as follows:

($ in millions)	2023	2022	2021
Change in borrowings	$(1,783)	$(4,017)	$(3,699)
Activities related to noncontrolling and redeemable noncontrolling interests	(707)	(507)	(874)
Cash used in other financing activities, net(1)	(234)	(205)	188
Cash used in financing activities - continuing operations	$(2,724)	$(4,729)	$(4,385)
(1) Primarily consists of equity award activity.

Borrowings activities and other
During the year ended September 30, 2023, the Company’s borrowing activity was as follows:

($ in millions)	October 1, 2022	Borrowings	Payments	Other Activity	September 30, 2023
Commercial paper with original maturities less than three months(1)	$50	$238	$—	$1	$289
Commercial paper with original maturities greater than three months	1,612	3,603	(4,032)	4	1,187
U.S. dollar denominated notes(2)	45,091	—	(1,450)	(137)	43,504
Asia Theme Parks borrowings(3)	1,425	83	(225)	25	1,308
Foreign currency denominated debt and other(4)	191	—	—	(48)	143
	$48,369	$3,924	$(5,707)	$(155)	$46,431
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
In November 2023, NBCU exercised its put right to require the Company to purchase NBCU’s interest in Hulu for the greater of approximately $9 billion or NBCU’s share of fair value (see Note 2 of the Consolidated Financial Statements for additional information).
The Company did not declare or pay a dividend or repurchase any of its shares in fiscal 2023, 2022 and 2021.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements, contractual obligations, upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as continuing to not declare dividends; raising financing; reducing capital spending; reducing film and episodic content investments; or implementing furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of September 30, 2023, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A- and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On September 30, 2023, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement medical expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We increased our discount rate to 5.94% at the end of fiscal 2023 from 5.44% at the end of fiscal 2022 to reflect market interest rate conditions at our fiscal 2023 year-end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2024 by approximately $200 million and would increase the projected benefit obligation at September 30, 2023 by approximately $2.0 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $45 million and $1.8 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.00%. A lower expected rate of return on plan assets will increase pension and postretirement medical expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2024 annual expense by approximately $170 million.
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
The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions and changes in projected future cash flows of the reporting unit.
The quantitative assessment compares the fair value of each goodwill reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
In fiscal 2023, the Company bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment, under both the previous segment reporting structure and the new segment reporting structure. There were no goodwill impairments under the previous reporting structure. The change in reporting structure requires judgment to identify new reporting units, allocate goodwill to these reporting units (based on relative fair values) and assign other recorded assets and liabilities to these reporting units.
To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The discounted cash flow analyses are sensitive to our estimated projected future cash flows as well as the discount rates used to calculate their present value. Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry growth projections. Discount rates for each reporting unit are determined based on the inherent risks of each reporting unit’s underlying operations. We believe our estimates are consistent with how a marketplace participant would value our reporting units.
Since our prior annual impairment assessment performed in the fourth quarter of fiscal 2022, the fair values of our media and entertainment businesses have generally declined as a result of higher discount rates and lower projections for certain revenue streams.
Based on our projections, the carrying amounts of our entertainment and international sports linear networks reporting units exceeded their fair values and we recorded non-cash goodwill impairment charges of approximately $0.7 billion. The entertainment linear networks reporting unit goodwill after impairment is approximately $8 billion and the international sports linear networks reporting unit goodwill is fully impaired.
In addition, the fair value of our entertainment DTC services reporting unit exceeded its carrying amount by less than 10%. Goodwill of the entertainment DTC services reporting unit is approximately $45 billion.
Significant judgments and assumptions in the discounted cash flow model relate to future revenues and certain operating expenses, terminal growth rates and discount rates. Changes to these significant assumptions, market trends, or macroeconomic events could produce test results in the future that differ, and we could be required to record additional impairment charges.
For our entertainment linear networks reporting unit, a 25 basis point increase in the discount rate or a 1% reduction in projected cash flows used to determine fair value would result in an incremental impairment charge of approximately $0.3 billion.
For our entertainment DTC services reporting unit, a 25 basis point increase in the discount rate used to determine fair value would result in an impairment of $0.5 billion, and a 1% reduction in projected cash flows would result in a decrease in the excess fair value over carrying amount by approximately $0.9 billion.
To test other indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of each of its indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test.
The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions and changes in projected future cash flows.
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
The Company tested its indefinite-lived intangible assets, long-lived assets and investments for impairment and recorded non-cash impairment charges of $2.3 billion, $0.2 billion and $0.3 billion in fiscal 2023, 2022 and 2021, respectively. The fiscal 2023 charges primarily related to content impairments resulting from a strategic change in our approach to content curation. See Note 18 to the Consolidated Financial Statements for additional information. The fiscal 2022 charges primarily related to exiting our businesses in Russia. The fiscal 2021 charges primarily related to the closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe.
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
Income Tax
As a matter of course, the Company is regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in proposed assessments. Our determinations regarding the recognition of income tax benefits are made in consultation with outside tax and legal counsel, where appropriate, and are based upon the technical merits of our tax positions in consideration of applicable tax statutes and related interpretations and precedents and upon the expected outcome of proceedings (or negotiations) with taxing and legal authorities. The tax benefits ultimately realized by the Company may differ from those recognized in our future financial statements based on a number of factors, including the Company’s decision to settle rather than litigate a matter, relevant legal precedent related to similar matters and the Company’s success in supporting its filing positions with taxing authorities. See Note 9 to the Consolidated Financial Statements for additional discussion.
New Accounting Pronouncements
See Note 19 to the Consolidated Financial Statements for information regarding new accounting pronouncements.
DTC PRODUCT DESCRIPTIONS, KEY DEFINITIONS AND SUPPLEMENTAL INFORMATION
Product Offerings
In the U.S., Disney+, ESPN+ and Hulu SVOD Only are each offered as a standalone service or together as part of various multi-product offerings. Hulu Live TV + SVOD includes Disney+ and ESPN+. Disney+ is available in more than 150 countries and territories outside the U.S. and Canada. In India and certain other Southeast Asian countries, the service is branded Disney+ Hotstar. In certain Latin American countries, we offer Disney+ as well as Star+, a general entertainment SVOD service, which is available on a standalone basis or together with Disney+ (Combo+). Depending on the market, our services can be purchased on our websites or through third-party platforms/apps or are available via wholesale arrangements.
Paid Subscribers
Paid subscribers reflect subscribers for which we recognized subscription revenue. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to multi-product offerings in the U.S. are counted as a paid subscriber for each service included in the multi-product offering and subscribers to Hulu Live TV + SVOD are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ services. In Latin America, if a subscriber has either the standalone Disney+ or Star+ service or subscribes to Combo+, the subscriber is counted as one Disney+ paid subscriber. Subscribers include those who receive a service through wholesale arrangements including those for which the service is distributed to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
International Disney+ (excluding Disney+ Hotstar)
International Disney+ (excluding Disney+ Hotstar) includes the Disney+ service outside the U.S. and Canada and the Star+ service in Latin America.
Average Monthly Revenue Per Paid Subscriber
Hulu and ESPN+ average monthly revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Premier Access and Pay-Per-View revenue. The average revenue per paid subscriber is net of discounts on offerings that carry more than one service. Revenue is allocated to each service based on the relative retail or wholesale price of each service on a standalone basis. Hulu Live TV + SVOD revenue is allocated to the SVOD services based on the wholesale price of the Hulu SVOD Only, Disney+ and ESPN+ multi-product offering. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third-party platforms.
Supplemental information about paid subscribers(1):

(in millions)	September 30, 2023	October 1, 2022	October 2, 2021

Domestic (U.S. and Canada) standalone	55.5	60.4	65.4
Domestic (U.S. and Canada) multi-product(1)	22.6	19.4	11.4
	78.1	79.7	76.9

International standalone (excluding Disney+ Hotstar)(2)	55.3	49.2	34.8
International multi-product(3)	10.8	7.2	1.2
	66.1	56.5	36.0

Total(4)	144.2	136.2	112.9

(1)At September 30, 2023, there were 20.3 million and 2.3 million subscribers to three-service and two-service multi-product offerings, respectively. At October 1, 2022, there were 18.7 million and 0.7 million subscribers to three-

service and two-service multi-product offerings, respectively. At October 2, 2021, there were 11.4 million subscribers to three-service offerings and no subscribers to two-service offerings.
(2)Disney+ Hotstar is not included in any of the Company’s multi-product offerings.
(3)Consists of subscribers to Combo+.
(4)Total may not equal the sum of the column due to rounding.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at September 30, 2023 was as follows:

	TWDC		Legacy Disney
($ in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$35,163	$35,393	$8,121	$7,880
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

Results of operations ($ in millions)	2023
Revenues	$—
Costs and expenses	—
Net income (loss) from continuing operations	(2,160)
Net income (loss)	(2,160)
Net income (loss) attributable to TWDC shareholders	(2,160)

Balance Sheet ($ in millions)	September 30, 2023	October 1, 2022
Current assets	$8,544	$5,665
Noncurrent assets	2,927	1,948
Current liabilities	5,746	3,741
Noncurrent liabilities (excluding intercompany to non-Guarantors)	43,307	46,218
Intercompany payables to non-Guarantors	154,018	148,958
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
See Note 17 of the Consolidated Financial Statements for additional information.
Value at Risk (VAR)
The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange, commodities and market sensitive equity financial instruments. The VAR model estimates were made assuming normal market conditions and a 95% confidence level. Various modeling techniques can be used in a VAR computation. The Company’s computations are based on the interrelationships between movements in various interest rates, currencies, commodities and equity prices (a variance/co-variance technique). These interrelationships were determined by observing interest rate, foreign currency, commodity and equity market changes over the preceding quarter for the calculation of VAR amounts at each fiscal quarter end. The model includes all of the Company’s debt as well as all interest rate and foreign exchange derivative contracts, commodities and market sensitive equity investments. Forecasted transactions, firm commitments and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.
VAR on a combined basis decreased to $284 million at September 30, 2023 from $395 million at October 1, 2022 due to reduced interest rate volatility and lower sensitivity of our debt portfolio to movement of interest rates.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal 2023	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2023 VAR	$258	$45	$4	$4	$284
Average VAR	336	58	13	4	360
Highest VAR	403	76	23	5	425
Lowest VAR	258	45	4	4	284
Year end fiscal 2022 VAR	376	71	20	4	395
The VAR for Hong Kong Disneyland Resort and Shanghai Disney Resort is immaterial as of September 30, 2023 and has been excluded from the above table.
ITEM 8. Financial Statements and Supplementary Data
See Index to Financial Statements and Supplemental Data on page 77.
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
Based on their evaluation as of September 30, 2023, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 78 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Delinquent Section 16(a) Reports,” “The Board of Directors,” “Committees” and “Corporate Governance Documents” in the Company’s Proxy Statement for the 2024 annual meeting of Shareholders is hereby incorporated by reference.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” and “Executive Compensation” (other than the “Compensation Committee Report,” which is deemed furnished herein by reference, and the “Letter from the Compensation Committee”) in the 2024 Proxy Statement is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2024 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2024 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2024 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 77.
(2)Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.3 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
4.1	Senior Debt Securities Indenture, dated as of September 24, 2001, between TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed September 24, 2001
4.2	First Supplemental Indenture, dated as of March 20, 2019, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
4.3	Indenture, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, and TWDC Enterprises 18 Corp., as guarantor, and Citibank, N.A., as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
4.4	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
4.5	Description of Registrant’s Securities	Exhibit 4.6 to the Form 10-K of the Company for the fiscal year ended September 28, 2019
10.1	Employment Agreement dated as of February 24, 2020 between the Company and Robert Chapek †	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.2	Amendment dated July 15, 2022 to the Employment Agreement dated February 24, 2020, between the Company and Robert Chapek †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.3	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Form 10-K of Legacy Disney for the fiscal year ended October 1, 2011
10.4	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed July 1, 2013
10.5	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 3, 2014
10.6	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 23, 2017

	Exhibit	Location
10.7	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 14, 2017
10.8	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated November 30, 2018 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.9	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated March 4, 2019 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 4, 2019
10.10	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011 and as previously amended, between the Company and Robert A. Iger, dated February 24, 2020 †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.11	Employment Agreement Dated as of November 20, 2022, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 21, 2022
10.12	Amendment dated July 12, 2023 to Employment Agreement dated as of November 20, 2022, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 12. 2023
10.13	Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed June 30, 2015
10.14	Amendment dated August 15, 2017 to the Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.4 to the Current Report on Form 8-K of Legacy Disney filed August 17, 2017
10.15	Amendment dated December 2, 2020 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 7, 2020
10.16	Amendment dated December 21, 2021 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 21, 2021
10.17	Assignment of Employment Agreement dated January 19, 2022 between the Company and Christine M. McCarthy †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.18	Amendment dated June 15, 2023 to Amended Employment Agreement dated as of July 1, 2015 between the Company and Christine M. McCarthy, as previously assigned †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed June 15, 2023
10.19	Employment Agreement, dated as of December 21, 2021 between the Company and Horacio E. Gutierrez †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.20	Assignment of Employment Agreement dated January 31, 2022 between the Company and Horacio E. Gutierrez †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.21	Amendment dated July 21, 2022 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.22
Amendment dated April 21, 2023 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †
Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 1, 2023
10.23	Employment Agreement, dated June 29, 2022, between the Company and Kristina K. Schake †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended July 2, 2022

	Exhibit	Location
10.24	Amendment dated April 18, 2023 to Employment Agreement, dated June 29, 2022 between the Company and Kristina K. Schake †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed April 20, 2023
10.25	Employment Agreement dated as of March 10, 2023, by and between the Company and Sonia L. Coleman †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended April 1, 2023
10.26	Voluntary Non-Qualified Deferred Compensation Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 23, 2014
10.27	Description of Directors Compensation	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.28	Form of Indemnification Agreement for certain officers and directors †	Exhibit 10.26 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.29	Form of Assignment and Assumption of Indemnification Agreement for certain officers and directors †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 29, 2019
10.30	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.31	Amended and Restated 2002 Executive Performance Plan †	Annex A to the Proxy Statement for the 2013 Annual Meeting of Legacy Disney
10.32	Management Incentive Bonus Program †
The portions of the tables labeled “Performance-based Bonus” in the sections of the Proxy Statement for the 2022 annual meeting titled “Executive Compensation Program Structure - Objectives and Methods - Objectives and Key Features” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.33	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of Legacy Disney
10.34	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 1, 2006
10.35	Amended and Restated 2011 Stock Incentive Plan †	Annex B to Proxy Statement of registrant filed January 17, 2020
10.36	Disney Key Employees Retirement Savings Plan †	Exhibit 10.1 to the Form 10-Q of Legacy Disney for the quarter ended July 2, 2011
10.37	Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.38	Second Amendment to the Disney Key Employees Retirement Savings Plan †	Exhibit 10.33 to the Form 10-K of the Company for the fiscal year ended October 2, 2021
10.39	Third Amendment to the Disney Key Employees Retirement Savings Plan †	Exhibit 10.9 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.40	Group Personal Excess Liability Insurance Plan †	Exhibit 10.8 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.41	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.42	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.43	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.7 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.44	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.45	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 2, 2021

	Exhibit	Location
10.46	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.44 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.47	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests/Section 162(m) Vesting Requirements) †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.48	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.8 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.49	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.9 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.50	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.12 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.51	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 31, 2022
10.52	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended December 31, 2022
10.53	Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC tests) for Robert A. Iger dated as of December 14, 2021 †	Exhibit 10.11 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.54	Non-Qualified Stock Option Award Agreement for Robert A. Iger dated as of December 14, 2021 †	Exhibit 10.12 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.55	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 28, 2019
10.56	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.57 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.57	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year/Two-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 31, 2022
10.58	Form of Stock Option Awards Agreement †	Exhibit 10.58 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.59	Form of Stock Option Awards Agreement †	Exhibit 10.59 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.60	Form of Stock Option Awards Agreement †	Exhibit 10.60 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.61	Form of Stock Option Awards Agreement †	Exhibit 10.61 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.62	Form of Stock Option Awards Agreement †	Exhibit 10.62 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.63	Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan †	Exhibit 10.1 to the Form 8-K of TFCF filed October 18, 2013
10.64	Five-Year Credit Agreement dated as of March 6, 2020	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 11, 2020
10.65	First Amendment dated as of March 4, 2022 to the Five-Year Credit Agreement dated as of March 6, 2020	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 9, 2022
10.66	Five-Year Credit Agreement dated as of March 4, 2022	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 9, 2022
10.67	364-Day Credit Agreement dated as of March 3, 2023	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 7, 2023
10.68	Support Agreement, dated as of September 30, 2022, by and among Third Point LLC and certain of its affiliates and The Walt Disney Company	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed September 30, 2022

	Exhibit	Location
21	Subsidiaries of the Company	Filed herewith
22	List of Guarantor Subsidiaries	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Interim Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
32(b)	Section 1350 Certification of Interim Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
97	The Walt Disney Company Clawback Policy	Filed herewith
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes
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

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 21, 2023	By:	/s/ ROBERT A. IGER
(Robert A. Iger
Chief Executive Officer and Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chief Executive Officer and Director	November 21, 2023
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ KEVIN A. LANSBERRY	Interim Chief Financial Officer (Principal Financial Officer)	November 21, 2023
(Kevin A. Lansberry)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 21, 2023
(Brent A. Woodford)

Directors
/s/ MARY T. BARRA	Director	November 21, 2023
(Mary T. Barra)

/s/ SAFRA A. CATZ	Director	November 21, 2023
(Safra A. Catz)

/s/ AMY L. CHANG	Director	November 21, 2023
(Amy L. Chang)

/s/ FRANCIS A. DESOUZA	Director	November 21, 2023
(Francis A. deSouza)

/s/ CAROLYN N. EVERSON	Director	November 21, 2023
(Carolyn N. Everson)

/s/ MICHAEL B.G. FROMAN	Director	November 21, 2023
(Michael B.G. Froman)

/s/ MARIA ELENA LAGOMASINO	Director	November 21, 2023
(Maria Elena Lagomasino)

/s/ CALVIN R. MCDONALD	Director	November 21, 2023
(Calvin R. McDonald)

/s/ MARK G. PARKER	Chairman of the Board and Director	November 21, 2023
(Mark G. Parker)

/s/ DERICA W. RICE	Director	November 21, 2023
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2023.
The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Walt Disney Company and its subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessment – Entertainment Linear Networks and Direct-to-Consumer (DTC) Services Reporting Units
As described in Notes 2 and 18 to the consolidated financial statements, the Company’s consolidated goodwill balance was $77.1 billion as of September 30, 2023, of which a significant portion relates to the entertainment linear networks and DTC services reporting units. Management performs the annual test of goodwill for impairment in the fiscal fourth quarter, and if current events or circumstances require, on an interim basis. Management bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment. The quantitative assessment compares the fair value of each goodwill reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit. To determine the fair value of the Company’s reporting units, management generally uses a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. Significant judgments and assumptions in the discounted cash flow model relate to future revenues and certain operating expenses, terminal growth rates, and discount rates. Based on management’s projections, the carrying amounts of the entertainment and international sports linear networks reporting units exceeded their fair values, and management recorded non-cash goodwill impairment charges of approximately $0.7 billion, of which a significant portion relates to the entertainment linear networks reporting unit.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the entertainment linear networks and DTC services reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the entertainment linear networks and DTC services reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues and certain operating expenses, terminal growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s entertainment linear networks and DTC services reporting units. These procedures also included, among others, for the entertainment linear networks and DTC services reporting units (i) testing management’s process for developing the fair value estimates; (ii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iii) evaluating the reasonableness of the significant assumptions used by management related to future revenues and certain operating expenses, terminal growth rates, and discount rates. Evaluating management’s assumptions related to future revenues and certain operating expenses, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the entertainment linear networks and DTC services reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 21, 2023
We have served as the Company’s auditor since 1938.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2023	2022	2021
Revenues:
Services	$79,562	$74,200	$61,768
Products	9,336	8,522	5,650
Total revenues	88,898	82,722	67,418
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(53,139)	(48,962)	(41,129)
Cost of products (exclusive of depreciation and amortization)	(6,062)	(5,439)	(4,002)
Selling, general, administrative and other	(15,336)	(16,388)	(13,517)
Depreciation and amortization	(5,369)	(5,163)	(5,111)
Total costs and expenses	(79,906)	(75,952)	(63,759)
Restructuring and impairment charges	(3,892)	(237)	(654)
Other income (expense), net	96	(667)	201
Interest expense, net	(1,209)	(1,397)	(1,406)
Equity in the income of investees	782	816	761
Income from continuing operations before income taxes	4,769	5,285	2,561
Income taxes on continuing operations	(1,379)	(1,732)	(25)
Net income from continuing operations	3,390	3,553	2,536
Loss from discontinued operations, net of income tax benefit of $0, $14 and $9, respectively	—	(48)	(29)
Net income	3,390	3,505	2,507
Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(1,036)	(360)	(512)
Net income attributable to The Walt Disney Company (Disney)	$2,354	$3,145	$1,995

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$1.29	$1.75	$1.11
Discontinued operations	—	(0.03)	(0.02)
	$1.29	$1.72	$1.09

Basic
Continuing operations	$1.29	$1.75	$1.11
Discontinued operations	—	(0.03)	(0.02)
	$1.29	$1.73	$1.10

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,830	1,827	1,828
Basic	1,828	1,822	1,816

(1)Total may not equal the sum of the column due to rounding.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2023	2022	2021
Net income	$3,390	$3,505	$2,507
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	(430)	735	41
Pension and postretirement medical plan adjustments	1,214	2,503	1,850
Foreign currency translation and other	10	(1,060)	77
Other comprehensive income	794	2,178	1,968
Comprehensive income	4,184	5,683	4,475
Net income from continuing operations attributable to noncontrolling interests	(1,036)	(360)	(512)
Other comprehensive income (loss) attributable to noncontrolling interests	33	143	(86)
Comprehensive income attributable to Disney	$3,181	$5,466	$3,877
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30, 2023	October 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$14,182	$11,615
Receivables, net	12,330	12,652
Inventories	1,963	1,742
Content advances	3,002	1,890
Other current assets	1,286	1,199
Total current assets	32,763	29,098
Produced and licensed content costs	33,591	35,777
Investments	3,080	3,218
Parks, resorts and other property
Attractions, buildings and equipment	70,090	66,998
Accumulated depreciation	(42,610)	(39,356)
	27,480	27,642
Projects in progress	6,285	4,814
Land	1,176	1,140
	34,941	33,596
Intangible assets, net	13,061	14,837
Goodwill	77,067	77,897
Other assets	11,076	9,208
Total assets	$205,579	$203,631

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,671	$20,213
Current portion of borrowings	4,330	3,070
Deferred revenue and other	6,138	5,790
Total current liabilities	31,139	29,073
Borrowings	42,101	45,299
Deferred income taxes	7,258	8,363
Other long-term liabilities	12,069	12,518
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	9,055	9,499
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.8 billion shares	57,383	56,398
Retained earnings	46,093	43,636
Accumulated other comprehensive loss	(3,292)	(4,119)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	99,277	95,008
Noncontrolling interests	4,680	3,871
Total equity	103,957	98,879
Total liabilities and equity	$205,579	$203,631
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2023	2022	2021
OPERATING ACTIVITIES
Net income from continuing operations	$3,390	$3,553	$2,536
Depreciation and amortization	5,369	5,163	5,111
Impairments of produced and licensed content costs and goodwill	2,987	—	—
Net (gain)/loss on investments	(166)	714	(332)
Deferred income taxes	(1,346)	200	(1,241)
Equity in the income of investees	(782)	(816)	(761)
Cash distributions received from equity investees	720	779	754
Net change in produced and licensed content costs and advances	(1,908)	(6,271)	(4,301)
Equity-based compensation	1,143	977	600
Pension and postretirement medical cost amortization	4	620	816
Other, net	278	595	190
Changes in operating assets and liabilities
Receivables	358	605	(357)
Inventories	(183)	(420)	252
Other assets	(201)	(707)	171
Accounts payable and other liabilities	(1,142)	964	2,410
Income taxes	1,345	46	(282)
Cash provided by operations - continuing operations	9,866	6,002	5,566

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,969)	(4,943)	(3,578)
Proceeds from sales of investments	458	52	337
Other, net	(130)	(117)	70
Cash used in investing activities - continuing operations	(4,641)	(5,008)	(3,171)

FINANCING ACTIVITIES
Commercial paper payments, net	(191)	(334)	(26)
Borrowings	83	333	64
Reduction of borrowings	(1,675)	(4,016)	(3,737)
Proceeds from exercise of stock options	52	127	435
Contributions from / sales of noncontrolling interests	735	74	91
Acquisition of redeemable noncontrolling interests	(900)	—	(350)
Other, net	(828)	(913)	(862)
Cash used in financing activities - continuing operations	(2,724)	(4,729)	(4,385)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	—	8	1
Cash provided by investing activities - discontinued operations	—	—	8
Cash used in financing activities - discontinued operations	—	(12)	—
Cash (used in) provided by discontinued operations	—	(4)	9

Impact of exchange rates on cash, cash equivalents and restricted cash	73	(603)	30

Change in cash, cash equivalents and restricted cash	2,574	(4,342)	(1,951)
Cash, cash equivalents and restricted cash, beginning of year	11,661	16,003	17,954
Cash, cash equivalents and restricted cash, end of year	$14,235	$11,661	$16,003

Supplemental disclosure of cash flow information:
Interest paid	$2,110	$1,685	$1,892
Income taxes paid	$1,193	$1,097	$1,638
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 3, 2020	1,810	$54,497	$38,315	$(8,322)	$(907)	$83,583	$4,680	$88,263
Comprehensive income	—	—	1,995	1,882	—	3,877	284	4,161
Equity compensation activity	8	904	—	—	—	904	—	904
Contributions	—	—	—	—	—	—	89	89
Cumulative effect of accounting change	—	—	109	—	—	109	—	109
Distributions and other	—	70	10	—	—	80	(595)	(515)
Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income (loss)	—	—	3,145	2,321	—	5,466	(68)	5,398
Equity compensation activity	6	925	—	—	—	925	—	925
Contributions	—	—	—	—	—	—	74	74
Distributions and other	—	2	62	—	—	64	(593)	(529)
Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income	—	—	2,354	827	—	3,181	549	3,730
Equity compensation activity	6	1,056	—	—	—	1,056	—	1,056
Contributions	—	—	—	—	—	—	806	806
Distributions and other	—	(71)	103	—	—	32	(546)	(514)
Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
(1)Excludes redeemable noncontrolling interest.
See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except where noted and per share amounts)
1Description of the Business and Segment Information
The Walt Disney Company, together with the subsidiaries through which businesses are conducted (the Company), is a diversified worldwide entertainment company with operations in three segments: Entertainment, Sports and Experiences.
The terms “Company”, “we”, “our” and “us” are used in this report to refer collectively to the parent company and the subsidiaries through which businesses are conducted.
Segment Restructuring
In fiscal 2023, the Company reorganized into three business segments: Entertainment, Sports and Experiences (renamed from Disney Parks, Experiences and Products). Fiscal 2022 and 2021 segment financial information has been recast for the following:
•The prior Disney Media and Entertainment Distribution (DMED) segment has been reorganized into the Entertainment and Sports segments
•A portion of Consumer Products (a business within the Experiences segment) revenues is recognized at the Entertainment segment, which is meant to reflect royalties on merchandise licensing revenues generated on IP created by the Entertainment segment
DESCRIPTION OF THE BUSINESS
Entertainment
The Entertainment segment generally encompasses the Company’s non-sports focused global film, television and direct-to-consumer (DTC) video streaming content production and distribution activities.
The significant lines of business within Entertainment are as follows:
•Linear Networks
◦Domestic: ABC Television Network; Disney, Freeform, FX and National Geographic (owned 73% by the Company) branded television channels; and eight owned ABC television stations
◦International: Disney, Fox (which will be rebranded in fiscal 2024 primarily to FX or Star), FX, National Geographic (owned 73% by the Company) and Star branded general entertainment television networks outside of the U.S.
◦A 50% equity investment in A+E Television Networks (A+E), which operates cable channels including A&E, HISTORY and Lifetime
•Direct-to-Consumer
◦Disney+: a global DTC service that primarily offers general entertainment and family programming. In certain Latin American countries, we offer Disney+ as well as Star+, a general entertainment service that also has sports programming
◦Disney+ Hotstar: a DTC service primarily in India that offers general entertainment, family and sports programming
◦Hulu (owned 67% by the Company): a U.S. DTC service that offers general entertainment and family programming and a digital over-the-top service that includes live linear streams of cable networks and the major broadcast networks
•Content Sales/Licensing
◦Sale/licensing of film and episodic content to third-party television and video-on-demand (TV/VOD) services
◦Theatrical distribution
◦Home entertainment distribution: DVD and Blu-ray discs, electronic home video licenses and video-on-demand (VOD) rentals
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
◦Intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on intellectual property (“IP”) created by the Entertainment segment
◦Music distribution
◦Post-production services by Industrial Light & Magic and Skywalker Sound

Entertainment also includes the following activities that are reported with Content Sales/Licensing:
•National Geographic magazine and online business (owned 73% by the Company)
•A 30% ownership interest in Tata Play Limited, which operates a direct-to-home satellite distribution platform in India
The significant revenues of Entertainment are as follows:
•Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top (e.g. YouTube TV) service providers) (MVPDs) for the right to deliver our programming to their customers. Linear Networks also generates revenues from fees charged to television stations affiliated with ABC Network.
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services
•Advertising - Sales of advertising time/space
•TV/VOD distribution - Licensing fees for the right to use our film and episodic content
•Theatrical distribution - Rentals from licensing our films to theaters
•Home entertainment distribution - Sales and rentals of our film and episodic content to retailers and through distributors
•Other revenue - Revenues from licensing our music, ticket sales from stage play performances, fees from licensing our IP for use in stage plays, sales of post-production services and the allocation of consumer products merchandise licensing revenues
The significant expenses of Entertainment are as follows:
•Operating expenses, consisting primarily of programming and production costs, technology support costs, operating labor, distribution costs and costs of sales. Programming and production costs include the following:
◦Amortization of capitalized production costs
◦Amortization of the costs of licensed programming rights
◦Subscriber-based fees for programming our Hulu Live service, including fees paid by Hulu to the Sports segment and other Entertainment segment businesses for the right to air their linear networks on Hulu Live
◦Production costs related to live programming (primarily news)
◦Amortization of participations and residual obligations
◦Fees paid to the Sports segment to program ESPN on ABC and certain sports content on Star+
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Sports
The Sports segment generally encompasses the Company’s sports-focused global television and DTC video streaming content production and distribution activities.
The significant lines of business within Sports are as follows:
•ESPN (generally owned 80% by the Company)
◦Domestic:
▪Eight ESPN branded television channels
▪ESPN on ABC (sports programmed on the ABC Network by ESPN)
▪ESPN+ DTC video streaming service
◦International: ESPN-branded channels outside of the U.S.
•Star: Star-branded sports channels in India
The significant revenues of Sports are as follows:
•Affiliate fees
•Advertising
•Subscription fees
•Other revenue - Fees from the following activities: pay-per-view events on ESPN+, sub-licensing of sports rights, programming ESPN on ABC and licensing the ESPN brand

The significant expenses of Sports are as follows:
•Operating expenses, consisting primarily of programming and production costs, technology support costs, operating labor and distribution costs. Programming and production costs include amortization of licensed sports rights and production costs related to live sports and other sports-related programming.
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Experiences
The significant lines of business within Experiences are as follows:
•Parks & Experiences:
◦Domestic:
▪Theme parks and resorts:
•Walt Disney World Resort in Florida
•Disneyland Resort in California
▪Experiences
•Disney Cruise Line
•Disney Vacation Club
•National Geographic Expeditions (owned 73% by the Company) and Adventures by Disney
•Aulani, a Disney Resort & Spa in Hawaii
◦International:
▪Theme parks and resorts:
•Disneyland Paris
•Hong Kong Disneyland Resort (48% ownership interest and consolidated in our financial results)
•Shanghai Disney Resort (43% ownership interest and consolidated in our financial results)
•In addition, the Company licenses its IP to a third party to operate Tokyo Disney Resort
•Consumer Products:
◦Licensing of our trade names, characters, visual, literary and other IP to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through online, retail and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic magazine, which is reported in Entertainment)
The significant revenues of Experiences are as follows:
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
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise through internet shopping sites (generally branded shopDisney) and at The Disney Store, as well as to wholesalers (including books, comic books and magazines)
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues
The significant expenses of Experiences are as follows:
•Operating expenses, consisting primarily of operating labor, costs of goods sold, infrastructure costs, supplies, commissions and entertainment offerings. Infrastructure costs include technology support costs, repairs and maintenance, property taxes, utilities and fuel, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization

SEGMENT INFORMATION
Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer in order to decide how to allocate resources and to assess performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income, net interest expense, income taxes and noncontrolling interests. Segment operating income generally includes equity in the income of investees and excludes impairments of certain equity investments and acquisition accounting amortization of TFCF Corporation (TFCF) and Hulu assets (i.e. intangible assets and the fair value step-up for film and episodic costs) recognized in connection with the TFCF acquisition in fiscal 2019 (TFCF and Hulu acquisition amortization). Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption.
Segment revenues and segment operating income are as follows:

	2023	2022	2021
Revenues
Entertainment
Third parties	$40,258	$39,231	$36,155
Intersegment	377	338	334
	40,635	39,569	36,489
Sports
Third parties	16,091	16,429	15,302
Intersegment	1,020	841	658
	17,111	17,270	15,960
Experiences	32,549	28,085	15,961
Eliminations	(1,397)	(1,179)	(992)
Total segment revenues	$88,898	$83,745	$67,418
Segment operating income (loss)
Entertainment	$1,444	$2,126	$5,196
Sports	2,465	2,710	2,690
Experiences	8,954	7,285	(120)
Total segment operating income(1)	$12,863	$12,121	$7,766
(1)Equity in the income of investees is included in segment operating income as follows:

	2023	2022	2021
Entertainment	$685	$783	$744
Sports	55	55	51
Experiences	(2)	(10)	(19)
Equity in the income of investees included in segment operating income	738	828	776
A+E Gain(1)	56	—	—
Amortization of TFCF intangible assets related to equity investees	(12)	(12)	(15)
Equity in the income of investees	$782	$816	$761
(1)Restructuring and impairment charges include the impact of a content license agreement termination with A+E, which generated a gain at A+E. The Company’s 50% interest of this gain was $56 million (A+E gain).

A reconciliation of segment revenues to total revenues is as follows:

	2023	2022	2021
Segment revenues	$88,898	$83,745	$67,418
Content License Early Termination(1)	—	(1,023)	—
Total revenues	$88,898	$82,722	$67,418
(1)In fiscal 2022, the Company early terminated certain license agreements with a customer for film and episodic content, which was delivered in previous years, in order for the Company to use the content primarily on our Entertainment Direct-to-Consumer services (Content License Early Termination). Because the content is functional IP, we had recognized substantially all of the consideration to be paid by the customer under the licenses as revenue in prior years when the content was delivered. Consequently, we have recorded the amounts to terminate the license agreements, net of remaining amounts of deferred revenue, as a reduction of revenue.
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	2023	2022	2021
Segment operating income	$12,863	$12,121	$7,766
Content License Early Termination	—	(1,023)	—
Corporate and unallocated shared expenses	(1,147)	(1,159)	(928)
Restructuring and impairment charges(1)	(3,836)	(237)	(654)
Other income (expense), net	96	(667)	201
Interest expense, net	(1,209)	(1,397)	(1,406)
TFCF and Hulu acquisition amortization(2)	(1,998)	(2,353)	(2,418)
Income from continuing operations before income taxes	$4,769	$5,285	$2,561
(1)Net of the A+E Gain.
(2)TFCF and Hulu acquisition amortization is as follows:

	2023	2022	2021
Amortization of intangible assets	$1,547	$1,707	$1,757
Step-up of film and episodic costs	439	634	646
Intangibles related to TFCF equity investees	12	12	15
	$1,998	$2,353	$2,418

Capital expenditures, depreciation expense and amortization expense are as follows:

Capital expenditures	2023	2022	2021
Entertainment	$1,032	$802	$838
Sports	15	8	24
Experiences
Domestic	2,203	2,680	1,597
International	822	767	675
Corporate	897	686	444
Total capital expenditures	$4,969	$4,943	$3,578
Depreciation expense
Entertainment	$669	$560	$513
Sports	73	90	100
Experiences
Domestic	2,011	1,680	1,551
International	669	662	718
Amounts included in segment operating income	2,680	2,342	2,269
Corporate	204	191	186
Total depreciation expense	$3,626	$3,183	$3,068
Amortization of intangible assets
Entertainment	$87	$164	$174
Sports	—	—	4
Experiences	109	109	108
Amounts included in segment operating income	196	273	286
TFCF and Hulu	1,547	1,707	1,757
Total amortization of intangible assets	$1,743	$1,980	$2,043
Identifiable assets, including equity method investments(1) and intangible assets,(2) are as follows:

	September 30, 2023	October 1, 2022
Entertainment	$113,307	$117,184
Sports	25,402	24,988
Experiences	42,808	41,969
Corporate (primarily fixed asset and cash and cash equivalents)	24,062	19,490
Total consolidated assets	$205,579	203,631
(1)Equity method investments included in identifiable assets by segment are as follows:

	September 30, 2023	October 1, 2022
Entertainment	$2,433	$2,449
Sports	213	184
Experiences	—	2
Corporate	42	43
	$2,688	$2,678

(2)Intangible assets, which include character/franchise intangibles, copyrights, trademarks, MVPD agreements and FCC licenses (see Note 13), included in identifiable assets by segment are as follows:

	September 30, 2023	October 1, 2022
Entertainment	$8,556	$9,829
Sports	1,767	2,152
Experiences	2,718	2,836
Corporate	20	20
	$13,061	$14,837
The following table presents our revenues and segment operating income by geographical markets:

	2023	2022	2021
Revenues
Americas	$71,205	$68,218	$54,157
Europe	9,533	8,680	6,690
Asia Pacific	8,160	6,847	6,571
	$88,898	$83,745	$67,418
Content License Early Termination		(1,023)
		$82,722
Segment operating income
Americas	$10,779	$11,099	$6,314
Europe	856	586	800
Asia Pacific	1,228	436	652
	$12,863	$12,121	$7,766
Long-lived assets(1) by geographical markets are as follows:

	September 30, 2023	October 1, 2022
Americas	$148,567	$150,786
Europe	9,895	8,739
Asia Pacific	10,244	10,976
	$168,706	$170,501
(1)Long-lived assets are total assets less: current assets, long-term receivables, deferred taxes, financial investments and the fair value of derivative instruments.
The changes in the carrying amount of goodwill are as follows:

	DMED	Experiences	Entertainment	Sports	Total
Balance at Oct. 2, 2021	$72,521	$5,550	$—	$—	$78,071
Currency translation adjustments and other, net	(174)	—	—	—	(174)
Balance at Oct. 1, 2022	72,347	5,550	—	—	77,897
Segment recast(1)	(72,347)	—	55,488	16,859	—
Goodwill impairment(2)	—	—	(425)	(296)	(721)
Currency translation adjustments and other, net	—	—	(32)	(77)	(109)
Balance at Sep. 30, 2023	$—	$5,550	$55,031	$16,486	$77,067
(1)Reflects the reallocation of goodwill as a result of the Company recasting its segments from the strategic reorganization during fiscal 2023.
(2)Reflects goodwill impairments at entertainment and international sports linear networks (See Note 18).

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
Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2023, 2022 and 2021 were fifty-two week years.
Reclassifications
Certain reclassifications have been made in the fiscal 2022 and fiscal 2021 financial statements and notes to conform to the fiscal 2023 presentation.
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
•TV/VOD distribution fixed license fees are recognized as revenue when the content is available for use by the licensee. License fees based on the underlying sales of the licensee are recognized as revenue based on the contractual royalty rate applied to the licensee sales.
For TV/VOD licenses that include multiple titles with a fixed license fee across all titles, each title is considered a separate performance obligation. The fixed license fee is allocated to each title at contract inception and the allocated license fee is recognized as revenue when the title is available for use by the licensee.
When the license contains a minimum guaranteed license fee across all titles, the license fees earned by titles in excess of their allocated amount are deferred until the minimum guaranteed license fee across all titles is exceeded. Once the minimum guaranteed license fee is exceeded, revenue is recognized as earned based on the licensee’s underlying sales.
TV/VOD distribution contracts may limit the licensee’s use of a title to certain defined periods of time during the contract term. In these instances, each period of availability is generally considered a separate performance obligation. For these contracts, the fixed license fee is allocated to each period of availability at contract inception based on relative standalone selling price using management’s best estimate. Revenue is recognized at the start of each availability period when the content is made available for use by the licensee.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal 2023, 2022 and 2021 was $6.4 billion, $7.2 billion and $5.5 billion, respectively. The decrease in advertising expense for fiscal 2023 compared to fiscal 2022 was due to lower spend for our DTC streaming services. The increase in advertising expense for fiscal 2022 compared to fiscal 2021 was due to higher spend for our DTC streaming services and an increase in theatrical marketing costs.
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

	September 30, 2023	October 1, 2022	October 2, 2021
Cash and cash equivalents	$14,182	$11,615	$15,959
Restricted cash included in:
Other current assets	—	3	3
Other assets	53	43	41
Total cash, cash equivalents and restricted cash in the statement of cash flows	$14,235	$11,661	$16,003
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
Translation Policy
Generally, the U.S. dollar is the functional currency for our international film and episodic content distribution and licensing businesses and the branded international channels and DTC streaming services. Generally, the local currency is the functional currency for the Asia Theme Parks, Disneyland Paris, the Star branded channels in India, international sports channels and international locations of The Disney Store.
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

Film and Television Content Costs
The Company classifies its capitalized produced and acquired/licensed content costs as long-term assets (“Produced and licensed content costs” in the Consolidated Balance Sheet) and classifies advances for live programming rights made prior to the live event as short-term assets (“Content advances” in the Consolidated Balance Sheet). For produced content, we capitalize all direct costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest. For licensed and acquired content, we capitalize the license fee or acquisition cost, respectively. For purposes of amortization and impairment, the capitalized content costs are classified based on their predominant monetization strategy as follows:
•Individual - lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific title (e.g. theatrical revenues or sales to third-party television programmers)
•Group - lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles (e.g. subscription revenue for a DTC service or affiliate fees for a cable television network)
The determination of the predominant monetization strategy is made at commencement of production on a consolidated basis and is based on the means by which we derive third-party revenues from use of the content. Imputed title by title license fees that may be necessary for other purposes are established as required for those purposes.
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
Production costs for content that is predominantly monetized individually are amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources, which may include imputed license fees for content that is used on our DTC streaming services, that will be earned within ten years from the date of the initial release for theatrical films. For episodic series that are classified as individual, Ultimate Revenues include revenues that will be earned within ten years, including imputed license fees for content that is used on our DTC streaming services, from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Participations and residuals are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues for each production.
Production costs that are predominantly monetized as a group are amortized based on projected usage, generally resulting in an accelerated or straight-line amortization pattern. Adjustments to projected usage are applied prospectively in the period of the change. Participations and residuals are generally expensed in line with the pattern of usage.
Licensed rights to film and television content and other programs for broadcast on our Linear Networks, domestic ESPN television network, International Sports Channels or DTC streaming services are expensed on an accelerated or straight-line basis over their useful life or over the number of times the program is expected to be aired, as appropriate. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. If annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season.
Acquired film and television libraries are generally amortized on a straight-line basis over 20 years from the date of acquisition. Acquired film and television libraries include content that was initially released three years prior to its acquisition, except it excludes the prior seasons of episodic programming still in production at the date of its acquisition.
Amortization of capitalized costs for produced and acquired content begins in the month the content is first released, while amortization of capitalized costs for licensed content commences when the license period begins and the content is first aired or available for use on our DTC services. Amortization of content assets is primarily included in “Cost of services” in the Consolidated Statements of Income.
The costs of produced and licensed film and television content are subject to regular recoverability assessments. Production costs for content that is predominantly monetized individually are tested for impairment at the individual title level by comparing that title’s unamortized costs to the estimated present value of discounted cash flows directly attributable to the title. To the extent the title’s unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess. Cost of content that is predominantly monetized as a group is tested for impairment by comparing the present value of the discounted cash flows of the group to the aggregate unamortized costs of the group. The group is established by identifying the lowest level for which cash flows are independent of the cash flows of other produced and licensed content. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group. If there are no plans to continue to use an individual film or television program that is part of a group, the unamortized cost of the individual title is written down to its estimated fair value. Licensed content is included as part of the group within which it is monetized for purposes of impairment testing.
Content Production Incentives
The Company receives tax incentives from U.S. (state and local) and foreign government agencies to encourage the production of film, episodic and streaming content. The incentives are largely received as tax credits, which are recognized as a reduction to produced and licensed content costs when there is reasonable assurance of collection (presented as “Produced and licensed content costs” in the Consolidated Balance Sheets), resulting in a reduction to programming and production costs (presented as “Costs of services” in the Consolidated Statements of Income) over the asset’s amortization period.
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of September 30, 2023 and October 1, 2022, capitalized software costs, net of accumulated amortization, totaled $1.2 billion and $1.1 billion, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally up to 5 years.
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
The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions and changes in projected future cash flows of the reporting unit.
The quantitative assessment compares the fair value of each goodwill reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
In fiscal 2023, the Company bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment (see Note 18).

The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities to reporting units including goodwill and the determination of fair value of the reporting units. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The discounted cash flow analyses are sensitive to our estimated projected future cash flows as well as the discount rates used to calculate their present value. Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry growth projections. Discount rates for each reporting unit are determined based on the inherent risks of each reporting unit’s underlying operations. We believe our estimates are consistent with how a marketplace participant would value our reporting units. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ.
To test other indefinite-lived intangible assets for impairment, the Company first performs a qualitative assessment to determine if it is more likely than not that the carrying amount of each of its indefinite-lived intangible assets exceeds its fair value. If it is, a quantitative assessment is required. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test.
The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions and changes in projected future cash flows.
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
Finite-lived intangible assets are generally amortized on a straight-line basis over periods of 5 to 40 years. The costs to periodically renew our intangible assets are expensed as incurred.
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
The Company recorded non-cash impairment charges of $3.0 billion, $0.2 billion and $0.3 billion in fiscal 2023, 2022 and 2021, respectively. The charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
The fiscal 2023 charges primarily related to content impairments resulting from a strategic change in our approach to content curation ($2.2 billion) and goodwill ($0.7 billion) at our entertainment and international sports linear networks reporting units (see Note 18).
The fiscal 2022 charges primarily related to exiting our businesses in Russia.
The fiscal 2021 charges primarily related to the closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe.
The Company expects its aggregate annual amortization expense for finite-lived intangible assets for fiscal 2024 through 2028 to be as follows:

2024	$1,627
2025	1,535
2026	1,042
2027	965
2028	898

Financial Risk Management Contracts
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
The Company designates and assigns the derivatives as hedges of forecasted transactions, specific assets or specific liabilities. When hedged assets or liabilities are sold or extinguished or the forecasted transactions being hedged impact earnings or are no longer expected to occur, the Company recognizes the gain or loss on the designated derivatives.
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
A tax position must meet a minimum probability threshold before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than zero percent likely of being realized upon ultimate settlement.
Redeemable Noncontrolling Interests and Contributions from Noncontrolling Interest Holders
Hulu LLC
The Company consolidates the results of Hulu LLC (Hulu), a DTC streaming service provider, which is owned 67% by the Company and 33% by NBC Universal (NBCU). In May 2019, the Company entered into a put/call agreement with NBCU that provided the Company with full operational control of Hulu. Under the agreement, NBCU has the option to require the Company to purchase NBCU’s interest in Hulu (put right) and the Company has the option to require NBCU to sell its interest in Hulu to the Company (call right) at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s equity fair value or a guaranteed floor value of $27.5 billion. In August 2023, certain provisions under the put/call agreement were amended, including the addition of a November 2023 exercise window for the put/call, which would require assessment of Hulu’s equity fair value as of September 30, 2023. In November 2023, NBCU exercised its put right and the Company is obligated to pay NBCU the minimum value (approximately $9.2 billion based on the guaranteed floor value, less the unpaid capital call contributions payable by NBCU to the Company of $0.6 billion) within 30 days of exercise of the put. In accordance with the valuation procedures, Hulu’s equity fair value is not expected to be determined until sometime in calendar 2024. If Hulu’s equity fair value is determined to be higher than the guaranteed floor value, the Company would be required to pay NBCU’s share of the difference between the equity fair value and the guaranteed floor value at that time.
Determining the estimated redemption value requires management to make significant judgments. To the extent the fair value is deemed to exceed the guaranteed floor value, we would recognize NBCU’s share of the additional amount as a charge to “Net income from continuing operations attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Consolidated Statements of Income.

In addition, the Company will share 50% of its tax benefit from the purchase of NBCU’s interest in Hulu with NBCU, which payments are expected to be made primarily over a 15-year period.
At September 30, 2023, NBCU’s interest in Hulu is recorded in the Company’s financial statements at $9.1 billion, which is reported as “Redeemable noncontrolling interest” in the Consolidated Balance Sheet.
BAMTech LLC
In November 2022, the Company purchased MLB’s 15% redeemable noncontrolling interest in BAMTech LLC (BAMTech), which holds the Company’s domestic DTC sports business, for $900 million (MLB buy-out). MLB’s interest was recorded in the Company’s financial statements at $828 million prior to the MLB buy-out. The $72 million difference was recorded as an increase in “Net income from continuing operations attributable to noncontrolling interests” in the Consolidated Statements of Income.
During the fiscal year ended 2023, Hearst Corporation (Hearst) contributed $710 million to the domestic DTC sports business, in part to fund its 20% share of the MLB buy-out and in part to fund its share of the domestic DTC sports business’s operating cash requirements, which had been funded by the Company through intercompany loans.
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
A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2023	2022	2021
Weighted average number of common and common equivalent shares outstanding (basic)	1,828	1,822	1,816
Weighted average dilutive impact of Awards	2	5	12
Weighted average number of common and common equivalent shares outstanding (diluted)	1,830	1,827	1,828
Awards excluded from diluted earnings per share	24	15	4
3Revenues
The following table presents our revenues by segment and major source:

	2023
	Entertainment	Sports	Experiences	Eliminations	Total
Affiliate fees	$7,369	$10,590	$—	$(1,084)	$16,875
Subscription fees	16,420	1,517	—	—	17,937
Advertising	7,594	3,920	4	—	11,518
Theme park admissions	—	—	10,423	—	10,423
Resort and vacations	—	—	7,949	—	7,949
Retail and wholesale sales of merchandise, food and beverage	—	—	8,921	—	8,921
Merchandise licensing	619	—	2,509	—	3,128
TV/VOD distribution licensing	2,645	347	—	—	2,992
Theatrical distribution licensing	3,174	—	—	—	3,174
Home entertainment	931	—	—	—	931
Other	1,883	737	2,743	(313)	5,050
	$40,635	$17,111	$32,549	$(1,397)	$88,898

	2022
	Entertainment	Sports	Experiences	Eliminations and Other	Total
Affiliate fees	$7,739	$10,796	$—	$(1,010)	$17,525
Subscription fees	14,178	1,113	—	—	15,291
Advertising	8,674	4,370	4	—	13,048
Theme park admissions	—	—	8,602	—	8,602
Resort and vacations	—	—	6,410	—	6,410
Retail and wholesale sales of merchandise, food and beverage	—	—	7,838	—	7,838
Merchandise licensing	620	—	3,349	—	3,969
TV/VOD distribution licensing	3,551	351	—	(1,023)	2,879
Theatrical distribution licensing	1,875	—	—	—	1,875
Home entertainment	1,083	—	—	—	1,083
Other	1,849	640	1,882	(169)	4,202
	$39,569	$17,270	$28,085	$(2,202)	$82,722

	2021
	Entertainment	Sports	Experiences	Eliminations	Total
Affiliate fees	$8,043	$10,609	$—	$(892)	$17,760
Subscription fees	11,295	725	—	—	12,020
Advertising	8,705	3,720	4	—	12,429
Theme park admissions	—	—	3,848	—	3,848
Resort and vacations	—	—	2,701	—	2,701
Retail and wholesale sales of merchandise, food and beverage	—	—	4,957	—	4,957
Merchandise licensing	603	—	2,995	—	3,598
TV/VOD distribution licensing	4,366	429	—	—	4,795
Theatrical distribution licensing	920	—	—	—	920
Home entertainment	1,297	—	—	—	1,297
Other	1,260	477	1,456	(100)	3,093
	$36,489	$15,960	$15,961	$(992)	$67,418
The following table presents our revenues by segment and primary geographical markets:

	2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$31,414	$16,000	$25,188	$(1,397)	$71,205
Europe	5,475	370	3,688	—	9,533
Asia Pacific	3,746	741	3,673	—	8,160
	$40,635	$17,111	$32,549	$(1,397)	$88,898

	2022
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$30,841	$15,666	$22,890	$(1,179)	$68,218
Europe	5,098	396	3,186	—	8,680
Asia Pacific	3,630	1,208	2,009	—	6,847
	$39,569	$17,270	$28,085	$(1,179)	83,745
Content License Early Termination					(1,023)
					$82,722

	2021
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	28,469	$14,533	$12,147	$(992)	$54,157
Europe	4,836	346	1,508	—	6,690
Asia Pacific	3,184	1,081	2,306	—	6,571
	$36,489	$15,960	$15,961	$(992)	$67,418

Revenues recognized in the current and prior year from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/VOD licenses for titles made available to the licensee in previous reporting periods. For fiscal 2023, $0.9 billion was recognized related to performance obligations satisfied prior to October 1, 2022. For fiscal 2022, $1.1 billion was recognized related to performance obligations satisfied prior to October 2, 2021. For fiscal 2021, $1.3 billion was recognized related to performance obligations satisfied prior to October 3, 2020.
As of September 30, 2023, revenue for unsatisfied performance obligations expected to be recognized in the future is $15 billion, which primarily relates to content and other IP to be delivered in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, DTC wholesalers, sports sublicensees and advertisers. Of this amount, we expect to recognize approximately $6 billion in fiscal 2024, $4 billion in fiscal 2025, $2 billion in fiscal 2026 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

	September 30, 2023	October 1, 2022
Accounts Receivable
Current	$10,279	$10,886
Non-current	1,212	1,226
Allowance for credit losses	(154)	(179)
Deferred revenues
Current	5,568	5,531
Non-current	977	927
For fiscal 2023, 2022 and 2021, the Company recognized revenues of $5.1 billion, $3.6 billion and $2.9 billion, respectively, that was included in the deferred revenue balance at October 1, 2022, October 2, 2021 and October 3, 2020, respectively. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
The Company has accounts receivable with original maturities greater than one year related to TV/VOD sales and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of TV/VOD licensing receivables recorded in other non-current assets was $0.6 billion at both September 30, 2023 and October 1, 2022. The balance of vacation club receivables recorded in other non-current assets was $0.7 billion and $0.6 billion at September 30, 2023 and October 1, 2022, respectively. The allowance for credit losses and activity for fiscal 2023 and 2022 was not material.
4Other Income (Expense), Net
Other income (expense), net is as follows:

	2023	2022	2021
DraftKings gain (loss)	$169	$(663)	$(111)
fuboTV gain	—	—	186
German FTA gain	—	—	126
Other, net	(73)	(4)	—
Other income (expense), net	$96	$(667)	$201
In fiscal 2023, the Company recognized a gain of $169 million on its investment in DraftKings, Inc. (DraftKings), which was sold in the current fiscal year. In fiscal 2022 and 2021, respectively, the Company recognized non-cash losses of $663 million and $111 million to adjust its investment in DraftKings to fair value.

In fiscal 2021, the Company recognized a $186 million gain from the sale of our investment in fuboTV Inc. (fuboTV gain) and a $126 million gain on the sale of its 50% interest in a German free-to-air (FTA) television network (German FTA gain).
5Investments
Investments consist of the following:

	September 30, 2023	October 1, 2022
Investments, equity basis	$2,688	$2,678
Investments, other	392	540
	$3,080	$3,218
Investments, Equity Basis
The Company’s significant equity investments include A+E (50% ownership), Tata Play Limited (30% ownership) and CTV Specialty Television, Inc. (30% ownership). As of September 30, 2023, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.7 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
Investments, Other
As of September 30, 2023 and October 1, 2022, the Company had securities in publicly and non-publicly traded investments, which were not material.
Gains, losses and impairments on securities are generally recorded in “Interest expense, net” in the Consolidated Statements of Income; these amounts were not material for fiscal 2023, 2022 and 2021. See Note 4 for realized and unrealized gains and losses on securities recorded in “Other income (expense), net” in the Consolidated Statements of Income.
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Consolidated Balance Sheet:

	September 30, 2023	October 1, 2022
Cash and cash equivalents	$504	$280
Other current assets	159	137
Total current assets	663	417
Parks, resorts and other property	6,150	6,356
Other assets	234	161
Total assets	$7,047	$6,934

Current liabilities	$720	$468
Long-term borrowings	1,308	1,426
Other long-term liabilities	392	395
Total liabilities	$2,420	$2,289

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Consolidated Statements of Income for fiscal 2023:

Revenues	$5,095
Costs and expenses	(4,265)
Equity in the loss of investees	(2)
Asia Theme Parks’ royalty and management fees of $235 million for fiscal 2023 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s fiscal 2023 Consolidated Statements of Cash Flows were $1,753 million provided by operating activities, $898 million used in investing activities and $114 million used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $163 million and $109 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the scheduled maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.7 billion ($345 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2028. The outstanding balance under the line of credit at September 30, 2023 was $80 million. The Company’s line of credit is eliminated in consolidation.
Hong Kong Disneyland Resort is undergoing a multi-year expansion estimated to cost HK $10.9 billion ($1.4 billion). The Company and HKSAR have agreed to fund the expansion on an equal basis through equity contributions, which totaled $57 million and $148 million in fiscal 2023 and 2022, respectively. To date, the Company and HKSAR have funded a total of $773 million.
HKSAR has the right to receive additional shares over time to the extent Hong Kong Disneyland Resort exceeds certain return on asset performance targets. The amount of additional shares HKSAR can receive is capped on an annual basis and could decrease the Company’s equity interest by up to 6 percentage points over a period no shorter than 10 years.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $967 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. As of September 30, 2023, the total amount outstanding under the line of credit was 0.1 billion yuan (approximately $9 million). These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.7 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of September 30, 2023, the total amount outstanding under the line of credit was 0.1 billion yuan (approximately $13 million).

7Produced and Acquired/Licensed Content Costs and Advances
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of September 30, 2023			As of October 1, 2022
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,968	$13,555	$18,523	$4,639	$12,688	$17,327
Completed, not released	70	1,786	1,856	214	2,019	2,233
In-process	3,331	6,120	9,451	5,041	6,793	11,834
In development or pre-production	279	133	412	372	254	626
	$8,648	$21,594	30,242	$10,266	$21,754	32,020
Licensed content - Television Programming rights and advances			6,351			5,647
Total produced and licensed content			$36,593			$37,667

Current portion			$3,002			$1,890
Non-current portion			$33,591			$35,777
Amortization of produced and licensed content is as follows:

	2023	2022	2021
Produced content
Predominantly monetized individually	$3,999	$3,448	$2,947
Predominantly monetized as a group	7,862	6,776	5,228
	11,861	10,224	8,175
Licensed programming rights and advances	13,405	13,432	12,784
Total produced and licensed content costs(1)	$25,266	$23,656	$20,959
(1)Primarily included in “Costs of services” in the Consolidated Statements of Income. Fiscal 2023 amounts exclude impairment charges of $2.0 billion for produced content and $257 million for licensed programming rights recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income (see Note 18).
Total expected amortization by fiscal year of completed (released and not released) produced, licensed and acquired film and television library content on the balance sheet as of September 30, 2023 is as follows:

	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released
2024	$1,069	$3,257	$4,326
2025	600	2,055	2,655
2026	506	1,632	2,138
Completed, not released
2024	36	794	830

Licensed content - Programming rights and advances
2024			$4,202
2025			785
2026			495
Approximately $2.4 billion of accrued participations and residual liabilities will be paid in fiscal 2024.
At September 30, 2023, acquired film and television library content has remaining unamortized costs of $3.1 billion, which are generally being amortized straight-line over a weighted-average remaining period of approximately 15 years.

Content Production Incentives
Programming and production costs were reduced by $0.8 billion for fiscal 2023 related to the amortization of production tax incentives. We have production tax credit receivables of $1.6 billion as of September 30, 2023, which, based on the expected timing of collection, are reflected in “Receivables, net” or “Other Assets” in our Consolidated Balance Sheet.
8Borrowings
The Company’s borrowings, including the impact of interest rate and cross-currency swaps, are summarized as follows:

			September 30, 2023
	Sep. 30, 2023	Oct. 1, 2022	Stated Interest Rate(1)	Pay Floating Interest rate and Cross- Currency Swaps(2)	Effective Interest Rate(3)	Swap Maturities
Commercial paper	$1,476	$1,662	—	$—	5.62%
U.S. dollar denominated notes(4)	43,504	45,091	4.03%	11,625	4.90%	2024-2031
Foreign currency denominated debt	1,872	1,844	2.92%	1,878	4.99%	2025-2027
Other(5)	(1,729)	(1,653)		—
	45,123	46,944	3.85%	13,503	4.92%
Asia Theme Parks borrowings	1,308	1,425	1.86%	—	5.90%
Total borrowings	46,431	48,369	3.94%	13,503	4.95%
Less current portion	4,330	3,070	2.35%	—	5.12%
Total long-term borrowings	$42,101	$45,299		$13,503
(1)The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating-rate borrowings, interest rates are the rates in effect at September 30, 2023; these rates are not necessarily an indication of future interest rates.
(2)Amounts represent notional values of interest rate and cross-currency swaps outstanding as of September 30, 2023.
(3)The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.
(4)Includes net debt issuance discounts, costs and purchase accounting adjustments totaling a net premium of $1.8 billion and $1.9 billion at September 30, 2023 and October 1, 2022, respectively.
(5)Includes market value adjustments for debt with qualifying hedges, which reduces borrowings by $1.8 billion and $1.7 billion at September 30, 2023 and October 1, 2022, respectively.
Commercial Paper
At September 30, 2023, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2024	$5,250	$—	$5,250
Facility expiring March 2025	3,000	—	3,000
Facility expiring March 2027	4,000	—	4,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR), and at other variable rates for non-U.S. dollar denominated borrowings plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard & Poor’s ranging from 0.655% to 1.225%. The bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On September 30, 2023, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of September 30, 2023, the Company has $1.7 billion of outstanding letters of credit, of which none were issued under this facility.

Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net(1)	Commercial paper with original maturities greater than three months	Total
Balance at Oct. 2, 2021	$—	$1,992	$1,992
Additions	50	2,417	2,467
Payments	—	(2,801)	(2,801)
Other Activity	—	4	4
Balance at Oct. 1, 2022	$50	$1,612	$1,662
Additions	238	3,603	3,841
Payments	—	(4,032)	(4,032)
Other Activity	1	4	5
Balance at Sep. 30, 2023	$289	$1,187	$1,476
(1)Borrowings and reductions of borrowings are reported net.
U.S. Dollar Denominated Notes
At September 30, 2023, the Company had $43.5 billion of fixed rate U.S. dollar denominated notes with maturities ranging from 1 to 73 years and stated interest rates that range from 1.75% to 9.50%.
Foreign Currency Denominated Debt
At September 30, 2023, the Company had fixed rate senior notes of Canadian $1.3 billion ($0.9 billion) and Canadian $1.3 billion ($1.0 billion) with maturities of October 2024 and March 2027, respectively, and stated interest rates of 2.76% and 3.057%, respectively. The Company has entered into pay-floating interest rate and cross currency swaps that effectively convert the borrowings to a variable-rate U.S. dollar denominated borrowings indexed to SOFR.
Cruise Ship Credit Facilities
The Company has credit facilities to finance a significant portion of the contract price of two new cruise ships, which are scheduled to be delivered in fiscal 2025 and fiscal 2026. Under the facilities, $1.1 billion became available beginning in August 2023 and $1.1 billion is available beginning in August 2024. Each tranche of financing may be utilized for a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.80% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.
Asia Theme Parks Borrowings
HKSAR provided Hong Kong Disneyland Resort with loans totaling HK $0.9 billion ($109 million). The interest rate is three month HIBOR plus 2% and the maturity date is September 2025.
Shendi has provided Shanghai Disney Resort with loans totaling 8.7 billion yuan (approximately $1.2 billion) bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of September 30, 2023 the total amount outstanding under the line of credit was 0.1 billion yuan (approximately $13 million).

Maturities
The following table provides total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, by scheduled maturity date as of September 30, 2023. The table also provides the estimated interest payments on these borrowings as of September 30, 2023 although actual future payments will differ for floating-rate borrowings:

	Borrowings
Fiscal Year:	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total Borrowings	Interest	Total Borrowings and Interest
2024	$4,369	$13	$4,382	$1,733	$6,115
2025	3,619	109	3,728	1,626	5,354
2026	4,578	—	4,578	1,616	6,194
2027	2,921	—	2,921	1,506	4,427
2028	1,599	—	1,599	1,502	3,101
Thereafter	28,018	1,186	29,204	16,935	46,139
	$45,104	$1,308	$46,412	$24,918	$71,330
Interest
The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal 2023, 2022 and 2021, total interest capitalized was $365 million, $261 million and $187 million, respectively.
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 10) are reported net in the Consolidated Statements of Income and consist of the following:

	2023	2022	2021
Interest expense	$(1,973)	$(1,549)	$(1,546)
Interest and investment income	424	90	307
Net periodic pension and postretirement benefit costs (other than service costs)	340	62	(167)
Interest expense, net	$(1,209)	$(1,397)	$(1,406)
9Income Taxes
Income (Loss) Before Income Taxes by Domestic and Foreign Subsidiaries

Income Before Income Taxes	2023	2022	2021

Domestic subsidiaries (including U.S. exports)	$3,086	$5,955	$5,241
Foreign subsidiaries	1,683	(670)	(2,680)
Total income from continuing operations	4,769	5,285	2,561
Loss from discontinued operations	—	(62)	(38)
	$4,769	$5,223	$2,523

Provision for Income Taxes: Current and Deferred

Income Tax Expense (Benefit)
Current	2023	2022	2021
Federal	$1,475	$436	$594
State	402	282	129
Foreign(1)	867	846	554
	2,744	1,564	1,277
Deferred
Federal	(1,180)	407	(526)
State	4	26	(220)
Foreign	(189)	(265)	(506)
	(1,365)	168	(1,252)
Income tax expense on income from continuing operations	1,379	1,732	25
Income tax expense on loss from discontinued operations	—	(14)	(9)
	$1,379	$1,718	$16
(1)Includes foreign withholding taxes.
Deferred Tax Assets and Liabilities

Components of Deferred Tax (Assets) and Liabilities	September 30, 2023	October 1, 2022

Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,841)	$(3,527)
Accrued liabilities	(1,335)	(1,570)
Lease liabilities	(852)	(748)
Licensing revenues	(115)	(124)
Other	(623)	(819)
Total deferred tax assets	(6,766)	(6,788)
Deferred tax liabilities
Depreciable, amortizable and other property	7,581	8,575
Investment in U.S. entities	1,271	1,798
Right-of-use lease assets	751	676
Investment in foreign entities	482	543
Other	81	64
Total deferred tax liabilities	10,166	11,656
Net deferred tax liability before valuation allowance	3,400	4,868
Valuation allowance	3,187	2,859
Net deferred tax liability	$6,587	$7,727
(1)Balances at September 30, 2023 and October 1, 2022 include approximately $1.6 billion and $1.5 billion, respectively, of International Theme Park net operating losses and approximately $1.0 billion at both September 30, 2023 and October 1, 2022 of foreign tax credits in the U.S. The International Theme Park net operating losses are primarily in France and, to a lesser extent, Hong Kong and China. Losses in France and Hong Kong have an indefinite carryforward period and losses in China have a five-year carryforward period. China theme park net operating losses of $0.2 billion, if not used, expire between fiscal 2024 and fiscal 2028. Foreign tax credits in the U.S. have a ten-year carryforward period. Foreign tax credits of $1.0 billion, if not used, expire beginning in fiscal 2028.

The following table details the change in valuation allowance for fiscal 2023, 2022 and 2021 (in billions):

	Balance at Beginning of Period	Charges to Tax Expense	Other Changes	Balance at End of Period
Year ended September 30, 2023	$2.9	$0.2	$0.1	$3.2
Year ended October 1, 2022	2.8	0.4	(0.3)	2.9
Year ended October 2, 2021	2.4	0.4	—	2.8
Reconciliation of the effective income tax rate for continuing operations to the federal rate

	2023	2022	2021
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit(1)	5.8	3.1	1.9
Tax rate differential on foreign income	0.1	4.3	12.0
Foreign derived intangible income	(4.3)	(3.4)	(6.4)
Tax impact of equity awards	2.1	—	(5.3)
Legislative changes	—	1.7	(12.2)
Income tax audits and reserves	1.3	2.7	(4.8)
Goodwill impairment	3.5	—	—
Valuation allowance	(1.8)	4.5	2.6
Other	1.2	(1.1)	(7.8)
	28.9%	32.8%	1.0%
(1)Fiscal 2023 includes an adjustment related to certain deferred state taxes
Unrecognized tax benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest and penalties, is as follows:

	2023	2022	2021
Balance at the beginning of the year	$2,449	$2,641	$2,740
Increases for current year tax positions	98	48	51
Increases for prior year tax positions	273	103	556
Decreases in prior year tax positions	(150)	(108)	(174)
Settlements with taxing authorities	(153)	(235)	(532)
Balance at the end of the year	$2,517	$2,449	$2,641
Balances at September 30, 2023, October 1, 2022 and October 2, 2021 include $1.8 billion, $1.9 billion and $2.0 billion, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
At September 30, 2023, October 1, 2022 and October 2, 2021 accrued interest and penalties related to unrecognized tax benefits were $1.0 billion in each period. During fiscal 2023, 2022 and 2021, the Company recorded additional interest and penalties of $210 million, $157 million and $191 million, respectively, and recorded reductions in accrued interest and penalties of $241 million, $119 million and $256 million, respectively. The Company’s policy is to report interest and penalties as a component of income tax expense.
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
Other
In fiscal 2023, the Company recognized income tax expense of $93 million for the shortfall between equity-based compensation deductions and amounts recorded based on the grant date fair value. In fiscal 2022 and 2021, the Company recognized income tax benefits of $2 million and $135 million, respectively, for the excess of equity-based compensation deductions over amounts recorded based on the grant date fair value.

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
The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Projected benefit obligations
Beginning obligations	$(15,028)	$(20,955)	$(1,539)	$(2,121)
Service cost	(282)	(400)	(5)	(9)
Interest cost	(784)	(500)	(81)	(51)
Actuarial gain(1)	757	6,159	59	595
Plan amendments and other(2)	14	39	539	(16)
Benefits paid	633	629	66	63
Ending obligations	$(14,690)	$(15,028)	$(961)	$(1,539)
Fair value of plans’ assets
Beginning fair value	$14,721	$18,076	$749	$889
Actual return on plan assets	1,324	(2,715)	71	(134)
Contributions	73	96	29	61
Benefits paid	(633)	(629)	(66)	(63)
Expenses and other	(43)	(107)	(2)	(4)
Ending fair value	$15,442	$14,721	$781	$749

Overfunded (Underfunded) status of the plans	$752	$(307)	$(180)	$(790)
Amounts recognized in the balance sheet
Non-current assets	$1,971	$913	$209	$—
Current liabilities	(72)	(66)	(2)	(4)
Non-current liabilities	(1,147)	(1,154)	(387)	(786)
	$752	$(307)	$(180)	$(790)
(1)The actuarial gain for fiscal 2022 was due to an increase in the discount rate used to determine the fiscal year-end benefit obligation from the rate that was used in the preceding fiscal year.
(2)The decrease in fiscal 2023 was due to a change in postretirement medical benefit options.

The components of net periodic benefit cost (benefit) are as follows:

	Pension Plans			Postretirement Medical Plans
	2023	2022	2021	2023	2022	2021
Service cost	$282	$400	$434	$5	$9	$10
Other costs (benefits):
Interest cost	784	500	457	81	51	47
Expected return on plan assets	(1,149)	(1,174)	(1,100)	(61)	(59)	(55)
Amortization of prior-year service costs	8	7	11	—	—	—
Recognized net actuarial loss/(gain)	19	585	777	(22)	28	30
Total other costs (benefit)	(338)	(82)	145	(2)	20	22
Net periodic benefit cost (benefit)	$(56)	$318	$579	$3	$29	$32
In fiscal 2024, we expect pension and postretirement medical costs to be a net benefit of $155 million compared to a net benefit of $53 million in fiscal 2023.

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2023	2022	2021	2023	2022	2021
Discount rate used to determine the fiscal year‑end benefit obligation	5.94%	5.44%	2.88%	5.94%	5.47%	2.89%
Discount rate used to determine the interest cost component of net periodic benefit cost	5.37%	2.45%	2.28%	5.38%	2.47%	2.28%
Rate of return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Weighted average rate of compensation increase to determine the fiscal year‑end benefit obligation	3.10%	3.10%	3.10%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.00%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2042	2041	2040
AOCI, before tax, as of September 30, 2023 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service costs (benefits)	$15	$(556)	$(541)
Net actuarial loss (gain)	2,929	(137)	2,792
Total amounts included in AOCI	2,944	(693)	2,251
Prepaid (accrued) pension cost	(3,696)	873	(2,823)
Net balance sheet liability (asset)	$(752)	$180	$(572)
Plan Funded Status
As of September 30, 2023, the projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $1.2 billion and $1.1 billion, respectively, and the aggregate fair value of plan assets was not material. As of October 1, 2022, the projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $1.2 billion and $1.1 billion, respectively, and the aggregate fair value of plan assets was not material.
As of September 30, 2023, the projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets was $1.2 billion and the aggregate fair value of plan assets was not material. As of October 1, 2022, the projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets was $1.2 billion and the aggregate fair value of plan assets was not material.

The Company’s total accumulated pension benefit obligations at September 30, 2023 and October 1, 2022 were $13.8 billion and $14.1 billion, respectively. Approximately 98% was vested as of both September 30, 2023 and October 1, 2022.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.0 billion and $0.8 billion, respectively, at September 30, 2023 and $1.5 billion and $0.7 billion, respectively, at October 1, 2022.
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
Level 1 – Quoted prices for identical instruments in active markets
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable
Investments that are valued using the net asset value (NAV) (or its equivalent) practical expedient are excluded from the fair value hierarchy disclosure. NAV per share is determined based on the fair value using the underlying assets divided by the number of units outstanding.
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at September 30, 2023 and October 1, 2022 are the same.
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

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of September 30, 2023
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$68	$—	$68	—%
Common and preferred stocks(1)	3,517	—	3,517	22%
Mutual funds	1,139	—	1,139	7%
Government and federal agency bonds, notes and MBS	2,025	442	2,467	15%
Corporate bonds	—	750	750	4%
Other mortgage- and asset-backed securities	—	120	120	1%
Derivatives and other, net	—	12	12	—%
Total investments in the fair value hierarchy	$6,749	$1,324	8,073

Assets valued at NAV as a practical expedient:
Common collective funds			3,517	22%
Alternative investments			4,352	27%
Money market funds and other			281	2%
Total investments at fair value			$16,223	100%

	As of October 1, 2022
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$177	$—	$177	1%
Common and preferred stocks(1)	3,118	—	3,118	20%
Mutual funds	1,044	—	1,044	7%
Government and federal agency bonds, notes and MBS	2,061	293	2,354	15%
Corporate bonds	—	751	751	5%
Other mortgage- and asset-backed securities	—	84	84	1%
Derivatives and other, net	2	13	15	—%
Total investments in the fair value hierarchy	$6,402	$1,141	7,543

Assets valued at NAV as a practical expedient:
Common collective funds			3,479	22%
Alternative investments			4,208	27%
Money market funds and other			240	2%
Total investments at fair value			$15,470	100%
(1)Includes 2.9 million shares of Company common stock valued at $235 million (1% of total plan assets) and 2.9 million shares valued at $273 million (2% of total plan assets) at September 30, 2023 and October 1, 2022, respectively.
Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At September 30, 2023, the total committed capital still uncalled and unpaid was $1.3 billion.
Plan Contributions
During fiscal 2023, the Company made $102 million of contributions to its pension and postretirement medical plans. The Company currently does not expect to make material pension and postretirement medical plan contributions in fiscal 2024. Final minimum funding requirements for fiscal 2024 will be determined based on a January 1, 2024 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2024.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2024	$768	$56
2025	776	55
2026	822	59
2027	866	62
2028	911	64
2029 – 2033	5,132	356
(1)Estimated future benefit payments are net of expected Medicare subsidy receipts of $39 million.
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

Equity Securities	6%	to	10%
Debt Securities	3%	to	5%
Alternative Investments	6%	to	11%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2023 actuarial valuation assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over nineteen years until reaching 4.00%.
Sensitivity — A one percentage point change in the discount rate and expected long-term rate of return on plan assets would have the following effects on the projected benefit obligations for pension and postretirement medical plans as of September 30, 2023 and on cost for fiscal 2024:

	Discount Rate		Expected Long-Term Rate of Return On Assets
Increase (decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense
1 percentage point decrease	$201	$2,038	$170
1 percentage point increase	(45)	(1,798)	(170)
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans:

	2023	2022	2021
Pension plans	$316	$402	$289
Health & welfare plans	299	401	272
Total contributions	$615	$803	$561
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 4% to 10% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company has savings and investment plans that allow eligible employees to contribute up to 50% of their salary through payroll deductions depending on the plan in which the employee participates. The Company matches 50% of the employee’s contribution up to plan limits. The Company also has defined contribution retirement plans for employees in our international operations. In fiscal 2023, 2022 and 2021, the costs of our domestic and international defined contribution plans were $378 million, $325 million and $254 million, respectively.
11Equity
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Balance at October 3, 2020	$(191)	$(9,423)	$(1,088)	$(10,702)
Unrealized gains (losses) arising during the period	70	1,582	41	1,693
Reclassifications of net (gains) losses to net income	(31)	816	—	785
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Unrealized gains (losses) arising during the period	1,098	2,635	(967)	2,766
Reclassifications of net (gains) losses to net income	(142)	620	—	478
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Unrealized gains (losses) arising during the period	(101)	1,594	(2)	1,491
Reclassifications of net (gains) losses to net income	(444)	4	42	(398)
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Balance at October 3, 2020	$40	$2,201	$139	$2,380
Unrealized gains (losses) arising during the period	(8)	(358)	(50)	(416)
Reclassifications of net (gains) losses to net income	10	(190)	—	(180)
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Unrealized gains (losses) arising during the period	(254)	(608)	50	(812)
Reclassifications of net (gains) losses to net income	33	(144)	—	(111)
Balance at October 1, 2022	$(179)	$901	$139	$861
Unrealized gains (losses) arising during the period	12	(384)	17	(355)
Reclassifications of net (gains) losses to net income	103	—	(14)	89
Balance at September 30, 2023	$(64)	$517	$142	$595

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Balance at October 3, 2020	$(151)	$(7,222)	$(949)	$(8,322)
Unrealized gains (losses) arising during the period	62	1,224	(9)	1,277
Reclassifications of net (gains) losses to net income	(21)	626	—	605
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Unrealized gains (losses) arising during the period	844	2,027	(917)	1,954
Reclassifications of net (gains) losses to net income	(109)	476	—	367
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Unrealized gains (losses) arising during the period	(89)	1,210	15	1,136
Reclassifications of net (gains) losses to net income	(341)	4	28	(309)
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Details about AOCI components reclassified to net income are as follows:

Gains (losses) in net income:	Affected line item in the Consolidated Statements of Operations:	2023	2022	2021
Market value adjustments, primarily cash flow hedges	Primarily revenue	$444	$142	$31
Estimated tax	Income taxes	(103)	(33)	(10)
		341	109	21

Pension and postretirement medical expense	Interest expense, net	(4)	(620)	(816)
Estimated tax	Income taxes	—	144	190
		(4)	(476)	(626)

Foreign currency translation and other	Other income (expense), net	(42)	—	—
Estimated tax	Income taxes	14	—	—
		(28)	—	—

Total reclassifications for the period		$309	$(367)	$(605)

12Equity-Based Compensation
Under various plans, the Company may grant stock options and other equity-based awards to executive, management, technology and creative personnel. The Company’s approach to long-term incentive compensation contemplates awards of stock options and restricted stock units (RSUs). Certain RSUs awarded to senior executives vest based upon the achievement of market or performance conditions (Performance RSUs).
Stock options are generally granted with a 10 year term at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a three-year period from the grant date (exercisable ratably over a four-year period from the grant date for awards granted prior to fiscal 2021). At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. RSUs generally vest ratably over three years (four years for grants awarded prior to fiscal 2021) and Performance RSUs generally fully vest after three years, subject to achieving market or performance conditions. Equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of September 30, 2023, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 93 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 44 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
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
The weighted average assumptions used in the option-valuation model were as follows:

	2023	2022	2021
Risk-free interest rate	3.6%	1.6%	1.2%
Expected volatility	31%	28%	30%
Dividend yield	—%	—%	0.03%
Termination rate	5.9%	5.8%	5.8%
Exercise multiple	1.98	1.98	1.83
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

Compensation expense related to stock options and RSUs is as follows:

	2023	2022	2021
Stock option	$76	$88	$95
RSUs	1,067	889	505
Total equity-based compensation expense(1)	1,143	977	600
Tax impact	(260)	(221)	(136)
Reduction in net income	$883	$756	$464
Equity-based compensation expense capitalized during the period	$145	$148	$112
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
The following table summarizes information about stock option transactions in fiscal 2023 (shares in millions):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18	$121.28
Awards granted	2	89.85
Awards exercised	(1)	60.46
Awards expired/canceled	(1)	111.62
Outstanding at end of year	18	$120.20
Exercisable at end of year	14	$119.78
The following tables summarize information about stock options vested and expected to vest at September 30, 2023 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$40	—	$80	1	$72.59	0.2
$81	—	$120	9	107.13	3.7
$121	—	$160	3	148.09	6.7
$161	—	$200	1	177.72	7.4
			14

			Expected to Vest
Range of Exercise Prices			Number of Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$50	—	$100	2	$89.89	9.4
$101	—	$150	1	146.64	6.3
$151	—	$200	1	161.36	7.8
			4
(1)Number of options expected to vest is total unvested options less estimated forfeitures.

The following table summarizes information about RSU transactions in fiscal 2023 (shares in millions):

	Units(3)	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	18	$144.00
Granted(1)	18	89.66
Vested	(9)	136.15
Forfeited	(3)	118.86
Unvested at end of year(2)	24	$109.04
(1)Includes 0.4 million Performance RSUs
(2)Includes 0.8 million Performance RSUs
(3)Excludes Performance RSUs for which vesting is subject to service conditions and the number of units vesting is subject to the discretion of the CEO. At September 30, 2023, the maximum number of these Performance RSUs that could be issued upon vesting is not material.
The weighted average grant-date fair values of options granted during fiscal 2023, 2022 and 2021 were $33.18, $46.76 and $57.05, respectively, and for RSUs were $89.66, $136.36 and $178.70, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2023, 2022 and 2021 totaled $829 million, $982 million and $1,175 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 30, 2023 were $4.8 million and $0 million, respectively.
As of September 30, 2023, unrecognized compensation cost related to unvested stock options and RSUs was $77 million and $1,774 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.1 years for stock options and 1.2 years for RSUs.
Cash received from option exercises for fiscal 2023, 2022 and 2021 was $52 million, $127 million and $435 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU vestings for fiscal 2023, 2022 and 2021 were approximately $190 million, $219 million and $256 million, respectively.
13Detail of Certain Balance Sheet Accounts

Current receivables	September 30, 2023	October 1, 2022

Accounts receivable	$10,179	$10,811
Other	2,266	1,999
Allowance for credit losses	(115)	(158)
	$12,330	$12,652

Parks, resorts and other property
Attractions, buildings and improvements	$35,255	$33,795
Furniture, fixtures and equipment	26,358	24,409
Land improvements	7,419	7,757
Leasehold improvements	1,058	1,037
	70,090	66,998
Accumulated depreciation	(42,610)	(39,356)
Projects in progress	6,285	4,814
Land	1,176	1,140
	$34,941	$33,596

Intangible assets	September 30, 2023	October 1, 2022

Character/franchise intangibles, copyrights and trademarks	$10,572	$10,572
MVPD agreements	8,056	8,058
Other amortizable intangible assets	4,016	4,045
Accumulated amortization	(11,375)	(9,630)
Net amortizable intangible assets	11,269	13,045
Indefinite lived intangible assets(1)	1,792	1,792
	$13,061	$14,837
(1)Indefinite lived intangible assets consist of ESPN, Pixar and Marvel trademarks and television FCC licenses.

Accounts payable and other accrued liabilities
Accounts and accrued payables	$15,125	$16,205
Payroll and employee benefits	3,061	3,447
Income taxes payable	2,276	378
Other	209	183
	$20,671	$20,213

14Commitments and Contingencies
Commitments
The Company has various contractual commitments for rights to sports, films and other programming, totaling approximately $66.8 billion, including approximately $3.0 billion for available programming as of September 30, 2023. The Company also has contractual commitments for the construction of cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives. Contractual commitments for sports programming rights, other programming rights and other commitments including cruise ships and creative talent are as follows:

Fiscal Year:	Sports Programming(1)	Other Programming	Other	Total
2024	$10,331	$3,286	$4,055	$17,672
2025	10,631	1,591	2,803	15,025
2026	7,876	941	760	9,577
2027	6,687	671	388	7,746
2028	4,713	565	146	5,424
Thereafter	19,121	376	2,181	21,678
	$59,359	$7,430	$10,333	$77,122
(1)Primarily relates to rights for NFL, college football (including bowl games and the College Football Playoff) and basketball, cricket, NBA, NHL, soccer, MLB, UFC, tennis, golf and Top Rank Boxing. Certain sports programming rights have payments that are variable based primarily on revenues and are not included in the table above.
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy, and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the

Disney+ platform. The Company intends to defend against the lawsuit vigorously. The lawsuit is in the early stages and at this time we cannot reasonably estimate the amount of any potential loss.
Two shareholder derivative complaints have been filed. The first, in which Hugues Gervat is the plaintiff, was filed on August 4, 2023, in the U.S. District Court for the Central District of California. The second, in which Stourbridge Investments LLC is the plaintiff, was filed on August 23, 2023 in the U.S. District Court for the District of Delaware. Each named The Walt Disney Company as a nominal defendant and alleged claims on its behalf against the Company’s Chief Executive Officer, Robert Iger; its former Chief Executive Officer, Robert Chapek; its former Chief Financial Officer, Christine M. McCarthy; the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel, and ten current and former members of the Disney Board (Susan E. Arnold; Mary T. Barra; Safra A. Catz; Amy L. Chang; Francis A. deSouza; Michael B.G. Froman; Maria Elena Lagomasino; Calvin R. McDonald; Mark G. Parker; and Derica W. Rice). Along with alleged violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act, premised on the same allegations as the Securities Class Action, plaintiffs in both actions sought to recover for alleged breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste. On October 24, 2023, the Stourbridge action was voluntarily dismissed and, on November 16, 2023, was refiled in Delaware state court alleging equivalent theories of liability based on state law. On October 30, 2023, the Gervat action was stayed pending a ruling on an expected motion to dismiss to be filed in the Securities Class Action. The Company intends to defend against these lawsuits vigorously. The lawsuits are in the early stages, and at this time we cannot reasonably estimate the amount of any potential loss.
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
Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of September 30, 2023, our operating leases have a weighted-average remaining lease term of approximately 10 years, and our finance leases have a weighted-average remaining lease term of approximately 29 years. The weighted-average incremental borrowing rate is 3.6% and 6.5%, for our operating leases and finance leases, respectively. At September 30, 2023 total estimated future lease payments for non-cancelable lease agreements that have not commenced of approximately $0.5 billion are excluded from the measurement of the right-of-use asset and lease liability.

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	September 30, 2023	October 1, 2022
Right-of-use assets(1)
Operating leases	$4,211	$3,966
Finance leases	291	303
Total right-of-use assets	4,502	4,269

Short-term lease liabilities(2)
Operating leases	740	614
Finance leases	37	37
	777	651
Long-term lease liabilities(3)
Operating leases	3,258	3,020
Finance leases	206	219
	3,464	3,239
Total lease liabilities	$4,241	$3,890
(1)Included in “Other assets” in the Consolidated Balance Sheet.
(2)Included in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheet.
(3)Included in “Other long-term liabilities” in the Consolidated Balance Sheet.
The components of lease costs are as follows:

	2023	2022	2021
Finance lease cost
Amortization of right-of-use assets	$39	$39	$42
Interest on lease liabilities	15	15	20
Operating lease cost	820	796	853
Variable fees and other(1)	444	363	414
Total lease cost	$1,318	$1,213	$1,329
(1)Includes variable lease payments related to our operating and finance leases and costs of leases with initial terms of less than one year.
Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	2023	2022	2021
Operating cash flows for operating leases	$714	$736	$925
Operating cash flows for finance leases	15	15	20
Financing cash flows for finance leases	41	48	25
Total	$770	$799	$970

Future minimum lease payments, as of September 30, 2023, are as follows:

	Operating	Financing
Fiscal Year:
2024	$824	$47
2025	792	44
2026	504	38
2027	384	33
2028	318	29
Thereafter	2,265	350
Total undiscounted future lease payments	5,087	541
Less: Imputed interest	(1,089)	(298)
Total reported lease liability	$3,998	$243

16Fair Value Measurement
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$46	$128	$—	$174
Derivatives
Foreign exchange	—	1,336	—	1,336
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(1,791)	—	(1,791)
Foreign exchange	—	(815)	—	(815)
Other	—	(13)	—	(13)
Other	—	(465)	—	(465)
Total recorded at fair value	$46	$(1,602)	$—	$(1,556)
Fair value of borrowings	$—	$40,123	$1,333	$41,456

	Fair Value Measurement at October 1, 2022
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$308	$—	$—	$308
Derivatives
Interest rate	—	1	—	1
Foreign exchange	—	2,223	—	2,223
Other	—	10	—	10
Liabilities
Derivatives
Interest rate	—	(1,783)	—	(1,783)
Foreign exchange	—	(1,239)	—	(1,239)
Other	—	(31)	—	(31)
Other	—	(354)	—	(354)
Total recorded at fair value	$308	$(1,173)	$—	$(865)
Fair value of borrowings	$—	$42,509	$1,510	$44,019
The fair value of Level 2 investments are primarily determined based on an internal valuation model that uses observable inputs such as stock trading price, volatility and risk free rate.
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
The Company also has assets that are required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate the asset should be evaluated for impairment. In the fourth quarter of fiscal 2023, the Company recorded impairment charges for goodwill as disclosed in Note 18. The fair value of these assets was determined using estimated discounted future cash flows, which is a Level 3 valuation technique (see Note 18 for a discussion of the more significant inputs used in our discounted cash flow analysis).
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 30, 2023, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings and maintains short-term liquidity balances in high quality money market funds. At September 30, 2023, the Company did not have balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents.

The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 30, 2023 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.
17Derivative Instruments
The Company manages its exposure to various financial risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of September 30, 2023
	Current Assets	Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$595	$338	$(123)	$(93)
Interest rate	—	—	(1,791)	—
Other	12	6	—	—
Derivatives not designated as hedges(1)
Foreign exchange	384	19	(520)	(79)
Other	—	—	(13)	—
Gross fair value of derivatives	991	363	(2,447)	(172)
Counterparty netting	(770)	(262)	900	132
Cash collateral (received) paid	(123)	(7)	1,257	—
Net derivative positions	$98	$94	$(290)	$(40)
(1)In fiscal 2023, the Company entered into a licensing and promotional arrangement and received warrants to purchase equity that are accounted for as a derivative asset. The warrants are recorded in investments at their fair market value of $128 million at September 30, 2023.

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
Reference Rate Reform
In fiscal 2023, the Company amended its interest rate and cross-currency swap agreements to implement modifications related to changing the reference rates from LIBOR to SOFR and from the Canadian Dollar Offered Rate to the Canadian Overnight Repo Rate Average. In connection with these amendments, the Company applied the hedge accounting relief provided by the Financial Accounting Standards Board (FASB) in ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to preserve the fair value hedge designation of the interest rate and cross-currency swaps.

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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps as of September 30, 2023 and October 1, 2022, was $13.5 billion and $14.5 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Borrowings:
Current	$1,439	$997	$(59)	$(3)
Long-term	10,748	12,358	(1,694)	(1,733)
	$12,187	$13,355	$(1,753)	$(1,736)
The following amounts are included in “Interest expense, net” in the Consolidated Statements of Income:

	2023	2022	2021
Gain (loss) on:
Pay-floating swaps	$(14)	$(1,635)	$(603)
Borrowings hedged with pay-floating swaps	14	1,635	603
Benefit (expense) associated with interest accruals on pay-floating swaps	(510)	31	143
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 30, 2023 or at October 1, 2022, and gains and losses related to pay-fixed swaps recognized in earnings for fiscal 2023, 2022 and 2021 were not material.
Foreign Exchange Risk Management
The Company transacts business globally and is subject to risks associated with foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with changes in foreign currency exchange rates, enabling management to focus on core business operations.
The Company enters into option and forward contracts to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings into U.S. dollar denominated borrowings.
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 30, 2023 and October 1, 2022, the notional amounts of the Company’s net foreign exchange cash flow hedges were $8.3 billion and $7.4 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $488 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	2023	2022	2021
Gain (loss) recognized in Other Comprehensive Income	$(136)	$1,093	$61
Gain (loss) reclassified from AOCI into the Statement of Operations(1)	446	116	24
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net”. The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of both September 30, 2023 and October 1, 2022, the total notional amounts of the Company’s designated cross currency swaps were Canadian $1.3 billion ($1.0 billion), respectively. The related gains or losses recognized in earnings were not material for the fiscal years ended 2023, 2022 and 2021.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The notional amounts of these foreign exchange contracts at September 30, 2023 and October 1, 2022 were $3.1 billion and $3.8 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and Expenses			Interest expense, net			Income Tax Expense
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Net gains (losses) on foreign currency denominated assets and liabilities	$(37)	$(685)	$(30)	$(15)	$82	$(47)	$(91)	$212	$(7)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(159)	547	(83)	10	(82)	47	64	(208)	2
Net gains (losses)	$(196)	$(138)	$(113)	$(5)	$—	$—	$(27)	$4	$(5)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at September 30, 2023 and October 1, 2022 and related gains or losses recognized in earnings were not material for fiscal 2023, 2022 and 2021.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount of these contracts at both September 30, 2023 and October 1, 2022 was $0.4 billion, respectively. The related gains or losses recognized in earnings were not material for fiscal 2023, 2022 and 2021.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1,587 million and $1,507 million at September 30, 2023 and October 1, 2022, respectively.

18Restructuring and Impairment Charges
Content Impairment
As a result of our strategic change in approach to content curation, we removed content from our Entertainment Direct-to-Consumer services and terminated certain third-party license agreements for the right to use content primarily on our Entertainment Direct-to-Consumer platforms. We recorded charges of $2.6 billion in fiscal 2023, including a $2.0 billion write-off of produced content costs and $0.6 billion to terminate license agreements. We paid approximately $0.4 billion of cash to terminate these license agreements. The charges are recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income.
Goodwill Impairment
In the fourth quarter of fiscal 2023, the Company performed a quantitative goodwill impairment test under both the previous segment reporting structure and the new segment reporting structure. There were no goodwill impairments under the previous reporting structure. The change in reporting structure requires judgment to identify new reporting units, allocate goodwill to these reporting units (based on relative fair values) and assign other recorded assets and liabilities to these reporting units. See Note 2 for additional information regarding the quantitative goodwill impairment assessment.
Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry growth projections. Significant judgments and assumptions in the discounted cash flow model relate to future revenues and certain operating expenses, terminal growth rates and discount rates. Discount rates for each reporting unit are determined based on the inherent risks of each reporting unit’s underlying operations. We believe our estimates are consistent with how a marketplace participant would value our reporting units. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results would differ.
Based on our projections, the carrying amounts of our entertainment and international sports linear networks reporting units exceeded their fair values, and we recorded non-cash goodwill impairment charges of approximately $0.7 billion in “Restructuring and impairment charges” in the Consolidated Statement of Income. Goodwill, net of impairments recorded was $77.1 billion as of September 30, 2023
Other
In fiscal 2023, the Company recorded charges of $0.4 billion of severance, $0.1 billion for an impairment of an investment and $0.1 billion for exiting our businesses in Russia. In fiscal 2022, the Company recorded charges of $0.2 billion, primarily due to asset impairments related to exiting our businesses in Russia. In fiscal 2021, the Company recorded restructuring and impairment charges of $0.7 billion, primarily related to the planned closure of an animation studio and a substantial number of our Disney-branded retail stores in North America and Europe as well as severance at our parks and experiences businesses. These charges are reported in “Restructuring and impairment charges” in the Consolidated Statements of Income.
19New Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal 2023
Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued guidance requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model, including: the nature of the transactions, the accounting for the transactions and the effect of the transactions on the financial statements. The Company adopted the new guidance prospectively in the fourth quarter of fiscal 2023. The adoption did not have a material impact on our financial statements other than additional disclosures related to content production incentives. See Notes 2 and 7 for additional information.