Form 10-K/A
period 2023-09-30
Walt Disney Co
filed 2024-01-24
CIK 1744489

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No x
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $182.9 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,834,285,760 shares of common stock outstanding as of January 17, 2024.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Los Angeles, California	Auditor Firm ID: 238

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
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
Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments, asset acquisitions or dispositions, new or expanded business lines or cessation of certain operations), our execution of our business plans (including the content we create and IP we invest in, our pricing decisions, our cost structure and our management and other personnel decisions), our ability to quickly execute on cost rationalization while preserving revenue, the discovery of additional information or other business decisions, as well as from developments beyond the Company’s control, including: the occurrence of subsequent events; deterioration in domestic and global economic conditions or failure of conditions to improve as anticipated; deterioration in or pressures from competitive conditions, including competition to create or acquire content, competition for talent and competition for advertising revenue; consumer preferences and acceptance of our content, offerings, pricing model and price increases, and corresponding subscriber additions and churn, and the market for advertising sales on our direct-to-consumer services and linear networks; health concerns and their impact on our businesses and productions; international, political or military developments; regulatory and legal developments; technological developments; labor markets and activities, including work stoppages; adverse weather conditions or natural disasters; and availability of content. Such developments may further affect entertainment, travel and leisure businesses generally and may, among other things, affect (or further affect, as applicable): our operations, business plans or profitability, including direct-to-consumer profitability; demand for our products and services; the performance of the Company’s content; our ability to create or obtain desirable content at or under the value we assign the content; the advertising market for programming; income tax expense; and performance of some or all Company businesses either directly or through their impact on those who distribute our products.
Additional factors include those described in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission (“SEC”).

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends The Walt Disney Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, originally filed with the SEC on November 21, 2023 (the “Original Form 10-K”).

We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, as we currently expect that our definitive proxy statement for the 2024 annual meeting of stockholders (“Annual Meeting”) will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment is being filed solely to:

•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by and not included in such Items;

•delete the reference on the cover of the Original Form 10-K to the incorporation by reference of certain information from our proxy statement into Part III of the Original Form 10-K; and

•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K.

References to the “Company,” “Disney,” “we” or “our” in this Amendment refer to The Walt Disney Company and, as applicable, its consolidated subsidiaries.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers
Information regarding executive officers of the Company is set forth under “Information About Our Executive Officers” at the end of Part I of the Original Form 10-K.
Directors
The names of the members of the Company’s Board of Directors (the “Board”), their respective ages, their positions with the Company and other biographical information as of January 16, 2024 are set forth below. Mr. Gorman is not a current Director but will join the Board on February 5, 2024 and is included below as a nominee to the Board at the Annual Meeting. All Directors serve for a term ending at the next annual meeting following the annual meeting at which the Director was elected or following their appointment, as applicable, and until their successors are elected and qualified, or until their earlier death, resignation, disqualification or removal.

Mary T. Barra

CHAIR AND CHIEF EXECUTIVE OFFICER, GENERAL MOTORS COMPANY

Age: 62 Director since: 2017 Committees: Compensation
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•Ms. Barra has deep experience in strategy, innovation and brand evolution through her role in driving General Motors’ transformation to electric vehicles by prioritizing strategic investments in connectivity and electrification driving technologies, which provides an important perspective on the Board throughout the Company’s own strategic progression and embracing of technological change and shifts in consumer sentiment
•As Chief Executive Officer of General Motors, she provides invaluable insight on large-scale cost rationalization, organizational restructuring and maintaining strong brand leadership
•She brings meaningful experience in human capital management and executive compensation-related matters in her role on the Company’s Compensation Committee, where she focuses on aligning incentive structures with shareholder value creation and execution of long-term strategic priorities
Other Key Skill Sets
•Overseeing and managing diverse and inclusive executive teams and a sizeable global workforce, with an emphasis on development and marketing of technology-based consumer-facing products through her various executive roles at General Motors
•Governance and public policy thought leadership, understanding of worldwide consumer markets and risks facing large public companies with complex retail operations through her previous role as chair of the Business Roundtable

Employment Experience:

	2016–Present	Chair and Chief Executive Officer, General Motors Company (an automotive manufacturing company)

	2014–2016	Chief Executive Officer, General Motors Company

	2013–2014	Executive Vice President, Global Product Development, Purchasing and Supply Chain, General Motors Company

	2011–2013	Senior Vice President, Global Product Development, General Motors Company

	2009–2011	Vice President, Global Human Resources, General Motors Company

	2008–2009	Vice President, Global Manufacturing Engineering, General Motors Company

Other Public Company Directorships: General Motors Company (2014–Present)

Safra A. Catz

CHIEF EXECUTIVE OFFICER, ORACLE CORPORATION

Age: 62 Director since: 2018 Committees: Audit
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•Through Ms. Catz’s position as Chief Executive Officer and formerly Chief Financial Officer of Oracle Corporation, she provides invaluable insight to both the leadership team and fellow Board members on long-term strategic planning and execution and large-scale cost rationalization and organizational structure evaluation
•Ms. Catz oversaw the successful acquisition and integration of companies at Oracle and led the company through a period of tremendous growth and innovation, a key skill set to contribute to the Board throughout Disney’s prior acquisition strategies and future development
•Ms. Catz’s executive leadership roles at Oracle also allow her to offer impactful guidance to the Board and leadership team on the rapidly changing technological landscape that affects our businesses
•Her experience leading the financial function of a complex, global technology company strengthens her role on the Audit Committee through the extensive financial and accounting and risk management expertise she brings to the Board and committee
Other Key Skill Sets
•Cybersecurity and artificial intelligence oversight, including the protection of electronically stored data from her executive roles at Oracle and through her experience reviewing advances in artificial intelligence as a commissioner of the National Security Commission on Artificial Intelligence
•Brand management and governance thought leadership developed through the oversight of the strategic direction of Oracle

Employment Experience:

	2014–Present	Chief Executive Officer, Oracle Corporation (a computer technology corporation)

	2011–2014	President and Chief Financial Officer, Oracle Corporation

	2008–2011	President, Oracle Corporation

	2005–2008	President and Chief Financial Officer, Oracle Corporation

	2004–2005	President, Oracle Corporation

	1999–2004	Various positions, Oracle Corporation

Other Public Company Directorships: Oracle Corporation (2001–Present)

Amy L. Chang

FORMER EXECUTIVE VICE PRESIDENT, CISCO SYSTEMS, INC.

Age: 47 Director since: 2021 Committees: Governance and Nominating
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•Ms. Chang has developed expertise across the technology sector from her time as an Executive Vice President at Cisco Systems, Inc., leading product development for Google Ads Measurement and Reporting and a founder of a digital startup
•She provides a unique viewpoint of emerging technology trends and their implications for consumer and retail businesses and the implementation of innovative technological business strategies that are particularly important as the company evaluates the impact of, and opportunities presented by, new technologies in content production, our direct-to-consumer businesses and our parks
•Ms. Chang also provides valuable perspective on talent attraction and retention for key technical roles that are vital to Disney’s content creation and digitally driven teams and an understanding of large-scale cost rationalization and analysis of organizational structure from her tenure as a public company director and an executive at Google and Cisco
Other Key Skill Sets
•Risk management oversight experience specific to digital and technology-forward companies, including cybersecurity and artificial intelligence, gained through her tenure at Cisco and Accompany
•Deep understanding of strategic planning, corporate governance, social initiatives and executive management succession planning gained through public company board leadership

Employment Experience:

	2018–2020	Executive Vice President and General Manager, Collaboration, Cisco Systems, Inc. (a networking hardware company)

	2013–2018	Founder and Chief Executive Officer, Accompany, Inc. (an artificial intelligence/machine learning-based relationship intelligence platform company)

	2005–2012	Global Head of Product, Google Ads Measurement; various additional positions, Google LLC (a technology company)

Other Public Company Directorships: Procter & Gamble (2017–Present)

Former Public Company Directorships: Marqeta, Inc. (2021–2022) Cisco Systems, Inc. (2016–2018)

D. Jeremy Darroch

FORMER EXECUTIVE CHAIRMAN AND GROUP CHIEF EXECUTIVE OFFICER, SKY

Age: 61 Director since: 2024 Committees: Audit
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•As Group Chief Executive Officer of Sky, Mr. Darroch led the company’s tremendous growth and transformation from a linear satellite broadcaster into one of Europe’s largest multi-platform TV providers, providing valuable insights to the Board and management in navigating its strategic expansion of DTC offerings and changing media and entertainment landscapes
•Mr. Darroch’s experience leading Sky’s executive teams and creative content investments and advising MultiChoice Group as senior advisor, provide key perspectives for the Company regarding its content creation, management of creative talent and brand evolution
•As former Chief Financial Officer of Sky, Mr. Darroch’s financial executive experience and extensive finance, accounting and risk management expertise strengthen his role on the Audit Committee
Other Key Skill Sets
•Deep knowledge of management succession planning, global brands and risk management
•Strong experience in governance and sustainability and social impact thought leadership through his experience leading Sky’s corporate responsibility programs and as Chairman of the National Oceanography Centre

Employment Experience:

	2021	Executive Chairman, Sky (a media and entertainment company and a division of Comcast Corporation)

	2018–2021	Group Chief Executive Officer, Sky

	2007–2018	Chief Executive Officer, Sky PLC

	2004–2007	Chief Financial Officer, Sky PLC

Other Public Company Directorships: Reckitt Benckiser Group PLC (2022–Present)

Former Public Company Directorships: Ahren Acquisition Corp. (2021–2023) Burberry Group plc (2014–2019) Sky PLC (2004–2018)

Francis A. deSouza

FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER, ILLUMINA, INC

Age: 53 Director since: 2018 Committees: Audit
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•Mr. deSouza has unique experience with the growth and maturation of technology businesses, including leading Illumina through a pivotal strategic shift from being a research genomics leader to also serving clinical markets, which are important as the Board considers the Company's efforts to innovate for the future and leverage technology to advance its strategy
•As former Chief Executive Officer of Illumina, Inc. and from his experience in prior senior leadership roles at Symantec Corporation and other technology companies, he provides an understanding of executive management and international business operations, in addition to a strong knowledge of brand management and product development
•Through first-hand experience, he brings deep knowledge of overseeing business operations while incorporating public health considerations, which has served as an invaluable perspective as the Company navigates the continued challenges coming out of the COVID-19 pandemic
Other Key Skill Sets
•Cybersecurity expertise through experience at Symantec
•Knowledge of finance and accounting gained through experience in Chief Executive Officer and other leadership positions
•Oversight of strategic integration and experience with consumer awareness of corporate social responsibility practices through his leadership of and commitment to Illumina’s corporate social responsibility program

Experience:

	2016–2023	President and Chief Executive Officer, Illumina, Inc. (a biotechnology company)

	2013–2016	President, Illumina, Inc.

	2011–2013	President, Products and Services, Symantec Corporation (a cybersecurity company)

	2009–2011	Senior Vice President, Enterprise Security Group, Symantec Corporation

	Prior	Founder of various technology businesses

Former Public Company Directorships: Illumina, Inc. (2014–2023)

Carolyn N. Everson

FORMER PRESIDENT, INSTACART

Age: 52 Director since: 2022 Committees: Compensation
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•From her experience leading marketing solutions and global sales teams at Instacart, Meta Platforms, Inc. and Microsoft Corporation and as a former board member of Creative Artists Agency, Ms. Everson offers strong insight to the Board and leadership team on navigating evolving media landscapes and advertising environments as well as branded, consumer-facing technology and its intersection with marketing, which has been critical to the Board's oversight of the Company’s operations and strategy as we continue to expand our customer base
•As a senior advisor for Permira, a private equity firm focused on technology and consumer brands, and a senior advisor for Boston Consulting Group in the Technology, Media & Telecom and Marketing, Sales & Pricing practice areas, Ms. Everson brings experience evaluating internet and digital media businesses from an investor perspective
•Through her public company board leadership experience, Ms. Everson maintains an understanding of large-scale cost rationalization and effective organizational structure
•Ms. Everson further expands the Board’s collective skill sets through her experience in the advertising technology space and enhances its strategic oversight
Other Key Skill Sets
•Understanding of business development and executive management processes gained through leadership of strategy teams at global technology companies
•Risk management and corporate governance oversight through her public company board experience
The Company entered into a support agreement with Third Point LLC pursuant to which the Company appointed Ms. Everson as a director and agreed to include Ms. Everson as a director nominee for the Annual Meeting, and Third Point LLC agreed to customary standstill, voting and other provisions through the Annual Meeting.

Employment Experience:

	2021	President, Instacart (a grocery retail company)

	2011–2021	Vice President, Global Marketing Solutions, Meta Platforms, Inc. (a technology company)

	2010–2011	Corporate Vice President, Global Advertising Sales, Strategy & Marketing, Microsoft Corporation (a technology corporation)

	2004–2010	Various positions (most recently Chief Operating Officer and Executive Vice President, Advertising Sales), MTV Networks Company (a media entertainment company)

	2000–2003	Various positions (including Vice President, Classifieds and Direct Response Advertising, and Vice President and General Manager, PriMedia Teen Digital Group), PriMedia, Inc. (an advertising company)

Other Public Company Directorships: Under Armour, Inc. (2023–Present) The Coca-Cola Company (2022–Present)

Former Public Company Directorships: Hertz Global Holdings, Inc. (2016–2018)

Michael B. G. Froman

PRESIDENT, COUNCIL ON FOREIGN RELATIONS

Age: 61 Director since: 2018 Committees: Governance and Nominating
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•Mr. Froman delivers strategic insight to the Board and leadership team on complex international affairs and global issues gained from his experience as President of the Council on Foreign Relations, the Assistant to the President and Deputy National Security Advisor for International Economic Policy, and as the United States Trade Representative
•His roles as President of the Council on Foreign Relations and as former Vice Chairman and President, Strategic Growth, of Mastercard Incorporated, overseeing strategic growth and leveraging technology to expand digital inclusion at Mastercard enable him to offer guidance to the Company on international markets in which we participate, factors affecting international trade and the balance of risks and opportunities in a dynamic marketplace
•Mr. Froman has deep expertise in the complex digital governance and cyber issues facing global companies, including international regulation of digital platforms, cross border data flows and data usage, as well as concerns about privacy protection and cybersecurity
•Mr. Froman’s perspective is particularly impactful given our strategic focus on innovation in changing markets and the global growth of our customer base
Other Key Skill Sets
•International trade, finance, executive and brand management and risk management gained through executive leadership roles
•Meaningful experience with alternative investments business and environmental and social policy implementation

Employment Experience:

2023–Present
President, Council on Foreign Relations (an independent, non-partisan membership organization, think tank, publisher and educational institution that serves as a resource on foreign policy, national security issues and international economic affairs)

	2018–2023	Vice Chairman and President, Strategic Growth, Mastercard Incorporated (a financial services company)

	2013–2017	United States Trade Representative, Executive Office of the President

	2009–2013	Assistant to the President and Deputy National Security Advisor for International Economic Policy, Executive Office of the President

	1999–2009	Various positions (including Chief Executive Officer of CitiInsurance and Chief Operating Officer of alternative investments business), Citigroup (a financial services company)

James P. Gorman

EXECUTIVE CHAIRMAN, MORGAN STANLEY

Age: 65 Director since: February 5, 2024 (Incoming)
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•As Executive Chairman and former Chief Executive Officer of Morgan Stanley, Mr. Gorman has an established record driving strategic transformation of a global financial institution with a long-term sustainable business model, bringing important insight for the Company’s strategic progression
•Mr. Gorman successfully executed innovative technological strategies leading Morgan Stanley’s acquisition and integration of online trading platform, E-Trade, providing key perspectives as the Company leverages technology to advance its strategy
•Through his roles at Morgan Stanley and Merrill Lynch and as former president of the Federal Advisory Council to the U.S. Federal Reserve Board, Mr. Gorman has deep finance management, investment and fiduciary expertise evaluating businesses
Other Key Skill Sets
•Successfully oversaw a multi-year CEO succession process and director succession planning
•Managing diverse and inclusive executive teams and a sizeable global workforce
•Brand and risk management and governance and public policy thought leadership developed through his roles at The Business Council, Business Roundtable and the Council on Foreign Relations

Employment Experience:

	2024–Present	Executive Chairman, Morgan Stanley (a global financial services firm)

	2012–2023	Chairman and Chief Executive Officer, Morgan Stanley

	2010–2011	President and Chief Executive Officer, Morgan Stanley

	2007–2009	Co-President, Morgan Stanley

	2006–2007	Various positions, Morgan Stanley

	1999–2005	Various positions, Merrill Lynch & Co., Inc. (a global financial services firm)

Other Public Company Directorships: Morgan Stanley (2010–Present)

Robert A. Iger

CHIEF EXECUTIVE OFFICER, THE WALT DISNEY COMPANY

Age: 72 Director since: 2022; 2000-2021 Committees: Executive
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•Gained through his experience serving as Chief Executive Officer of Disney for 15 years and former Executive Chairman, Mr. Iger has an unmatched knowledge of the Company and the creative content it produces, and an in-depth understanding of fostering innovation through technology and connecting to audiences in our markets around the world
•Throughout Mr. Iger’s tenure at Disney, he successfully expanded the Company’s geographic presence, identified new revenue streams and initiated the Company’s DTC efforts, expanding the scale and global reach of Disney’s storytelling and streaming services
•Mr. Iger has also furthered Disney’s rich history of storytelling through the successful landmark acquisitions and integration of Pixar, Marvel, Lucasfilm and 21st Century Fox
•His detailed understanding of all facets of the Company, and prior experience leading Disney through various market conditions and implementing successful strategic shifts throughout his career, have uniquely positioned Mr. Iger to serve as Chief Executive Officer of Disney and a member of the Board of Directors at this time
Other Key Skill Sets
•Knowledge of finance and accounting and operational expertise gained through experience in Chief Executive Officer and other leadership positions
•Deep understanding of risk management and corporate governance and social initiatives gained through his public company board experience
The Company has agreed in Mr. Iger’s employment agreement to nominate him for re-election as a member of the Board at the expiration of each term of office during the term of the agreement, and he has agreed to continue to serve on the Board if elected.

Employment Experience:

	2022–Present	Chief Executive Officer, The Walt Disney Company

	2020–2021	Chairman of the Board and Executive Chairman, The Walt Disney Company

	2012–2020	Chairman and Chief Executive Officer, The Walt Disney Company

	2005–2012	President and Chief Executive Officer, The Walt Disney Company

	2000–2005	President and Chief Operating Officer, The Walt Disney Company

	1999–2000	Chairman, ABC Group; President, Walt Disney International

	1994–1999	President and Chief Operating Officer, ABC, Inc. (a broadcasting company)

Former Public Company Directorships: The Walt Disney Company (2000–2021) Apple Inc. (2011–2019)

Maria Elena Lagomasino

CHIEF EXECUTIVE OFFICER AND MANAGING PARTNER, WE FAMILY OFFICES

Age: 74 Director since: 2015 Committees: Governance and Nominating; Compensation (Chair)
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•As a founder of the Institute for the Fiduciary Standard and advisory board member of the Millstein Center for Global Markets and Corporate Ownership, Ms. Lagomasino is an expert in the field of governance and social thought leadership
•As an executive leader in private banking industries and as a member of the Council on Foreign Relations, she has deep wealth management, investment and fiduciary expertise and extensive experience in leading complex organizations and evaluating businesses from an investor perspective in a variety of industries with varying size and complexities
•She brings meaningful experience in executive compensation-related matters from her role as Chair of the Company’s Compensation Committee, where she focuses on overseeing the alignment of incentive structures with shareholder value creation and execution of long-term strategic priorities
Other Key Skill Sets
•Extensive experience across domestic and international finance, investment and capital markets through her roles at WE Family Offices and JP Morgan
•Significant knowledge of global brands, business development, executive management succession planning and risk management through experience on public company boards

Employment Experience:

	2013–Present	Chief Executive Officer and Managing Partner, WE Family Offices (a wealth management company and registered investment advisor)

	2005–2012	Chief Executive Officer, GenSpring Family Offices, LLC, an affiliate of SunTrust Banks, Inc. (a bank holding company)

	2001–2005	Chairman and Chief Executive Officer, JP Morgan Private Bank, a division of JP Morgan Chase & Co. (an investment banking company)

	1983–2001	Various positions (most recently Managing Director, Global Private Banking Group), The Chase Manhattan Bank (a consumer banking company)

Other Public Company Directorships: The Coca-Cola Company (2008–Present)

Calvin R. McDonald

CHIEF EXECUTIVE OFFICER, LULULEMON ATHLETICA INC.

Age: 52 Director since: 2021 Committees: Compensation
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•Mr. McDonald has over 25 years of retail and brand-building experience, bringing powerful insight to the Board on integrating customer experience across multiple channels
•As Chief Executive Officer of lululemon athletica, he has led the company in innovating integrated guest experiences and offers valuable perspective on the growth, development and guest innovation of an international consumer business that is particularly relevant to Disney’s leadership team
•Mr. McDonald is responsible for the growth, development and consumer product operations of lululemon athletica, including overseeing the company’s incorporation and expansion of a DTC offering and creative product design, providing him a fundamental understanding of consumer strategies that support and accelerate customer engagement
Other Key Skill Sets
•Deep understanding of management, leadership and executive management from his experience at lululemon athletica
•Strong knowledge of finance and accounting, risk management and corporate governance and social initiatives gained through his role as a public company chief executive officer

Employment Experience:

	2018–Present	Chief Executive Officer, lululemon athletica inc. (an athletic apparel company)

	2013–2018	President and Chief Executive Officer, Sephora Americas, a division of the LVMH group of luxury brands

	2011–2013	President and Chief Executive Officer, Sears Canada (a department store company)

Other Public Company Directorships: lululemon athletica inc. (2018–Present)

Former Public Company Directorships: Sephora Americas (2013–2018)

Mark G. Parker

EXECUTIVE CHAIRMAN, NIKE, INC.

Age: 68 Director since: 2016 Committees: Governance and Nominating (Chair); Executive (Chair)
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•As the former President and Chief Executive Officer of NIKE, Mr. Parker has overseen and managed the growth of a complex, global organization, and has experience exercising cost discipline and oversight of organizational structure, as well as successful executive management succession planning, bringing a valuable perspective to fellow directors and the broader leadership team
•Through this experience, Mr. Parker brings first-hand knowledge of workforce and human capital management including managing creative talent and compensation, a critical skill set for Disney’s Board given our continued focus on human capital management oversight
•Mr. Parker offers a unique insight to the Company regarding leading direct-to-consumer expansion and the design, production, marketing and distribution of consumer products, in addition to managing a major international consumer brand through various market evolutions over a more than 40-year time period
Other Key Skill Sets
•Financial and executive management and risk management background gained through roles as President and Chief Executive Officer, as well as Executive Chairman of NIKE
•Experience in integrating environmental and social practices into corporate strategy through his leadership at NIKE as the company integrated sustainable innovation into product development and manufacturing

Employment Experience:

	2020–Present	Executive Chairman, NIKE, Inc. (a footwear and apparel company)

	2016–2020	Chairman, NIKE, Inc.

	2006–2020	President and Chief Executive Officer, NIKE, Inc.

	1979–2006	Various positions (including product research, design and development, marketing and brand management), NIKE, Inc.

Other Public Company Directorships: NIKE, Inc. (2006–Present)

Derica W. Rice

FORMER EXECUTIVE VICE PRESIDENT, CVS HEALTH CORPORATION

Age: 58 Director since: 2019 Committees: Audit (Chair)
Notable Experience Aligned with Disney’s Strategy and Key Board Contributions
•Mr. Rice offers extensive experience on the alignment of financial and strategic objectives and an understanding of cost discipline and effective organizational structure, a primary focus of the Company’s Board and management team particularly throughout Disney’s strategic evolution, through his experience in key financial and operational roles at global companies, including as Chief Financial Officer of Eli Lilly for more than a decade
•His strong knowledge of large brand-focused organizations gained through experience leading the pharmacy benefits management business of CVS Health and as Chief Financial Officer of Eli Lilly has been a valuable addition to the Board
•Mr. Rice provides expertise in financial oversight and accounting through his financial executive experience, as well his experience on the audit committee of the boards of public companies, enhancing Disney’s Audit Committee oversight of risks that may arise out of financial planning and reporting, internal controls and information technology
Other Key Skill Sets
•Strong understanding of broader risk management oversight and complex, global business operations through senior operation roles at CVS and Eli Lilly
•Deep understanding of strategic planning, corporate governance and social initiatives through service on other public company boards

Employment Experience:

	2018–2020	Executive Vice President, CVS Health Corporation (a pharmacy company)

	2018–2020	President, CVS Caremark, the pharmacy benefits management business of CVS Health Corporation

	2006–2017	Chief Financial Officer and Executive Vice President of Global Services, Eli Lilly and Company (a pharmaceutical company)

	2003–2006	Vice President and Controller, Eli Lilly and Company

	1990–2005	Various Executive Positions, Eli Lilly and Company

Other Public Company Directorships: The Carlyle Group Inc. (2021–Present) Bristol-Myers Squibb Company (2020–Present) Target Corporation (2007–2018); (2020–Present)

Audit Committee
Members: Safra A. Catz, D. Jeremy Darroch, Francis A. deSouza and Derica W. Rice (Chair)
The Audit Committee is responsible for, among other things, overseeing the Company’s financial statements, internal controls, compliance with legal and regulatory requirements, internal audit function and Company’s relationship with its independent auditor. The Committee also oversees cybersecurity and data security risks and mitigation strategies. The Committee reviews the Company’s policies and practices with respect to risk assessment and risk management. The Committee met 9 times during fiscal 2023. All of the members of the Committee are independent within the meaning of SEC regulations, the listing standards of the New York Stock Exchange and the Company’s Corporate Governance Guidelines. The Board has determined that all members of the Committee, Ms. Catz, Mr. Darroch, Mr. deSouza and Mr. Rice, are qualified as audit committee financial experts within the meaning of SEC regulations and that they have accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange. The Board has determined that Mr. Rice’s simultaneous service on the audit committees of more than three public companies will not impair his ability to effectively serve on the Committee. In fiscal 2024, the Board appointed Mr. Darroch to the Committee and, following the Annual Meeting, Mr. deSouza will no longer be a member of the Board.
Corporate Governance Documents
The Board has adopted Corporate Governance Guidelines, which set forth a flexible framework within which the Board, assisted by its committees, directs the affairs of the Company. The Corporate Governance Guidelines address, among other things, the composition and functions of the Board, Director independence, stock ownership by and compensation of Directors, management succession and review, Board leadership, Board committees and selection of new Directors.
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
Director Selection Process
Working closely with the full Board, the Governance and Nominating Committee develops criteria for open Board positions. Applying these criteria, the Committee considers candidates for Board membership suggested by Committee members, other Board members, management and shareholders. The Committee retains third-party executive search firms to identify and review candidates and generate candidate pools consistent with the criteria below, upon request of the Committee from time to time.
Once the Committee has identified a prospective nominee — including prospective nominees recommended by shareholders — it determines whether to conduct a full evaluation. The Committee may request the third-party search firm to gather additional information about the prospective nominee’s background and experience and to report its findings. The Committee then evaluates the prospective nominee against the specific criteria that it has established for the position, as well as the standards and qualifications set out in the Company’s Corporate Governance Guidelines, including but not limited to:
•the ability of the prospective nominee to represent the interests of the shareholders of the Company;
•the ability of the prospective nominee to dedicate sufficient time, energy and attention to ensure the diligent performance of the prospective nominee’s duties, including by attending shareholder meetings and meetings of the Board and committees of the Board of which such prospective nominee would be a member, and by reviewing in advance all meeting materials;
•the extent to which the prospective nominee contributes to the range of talent, skill and expertise appropriate for the Board; and
•the extent to which the prospective nominee helps the Board reflect the diversity of the Company’s shareholders, employees, customers and guests and the communities in which it operates.
After completing this evaluation and an interview, the Committee makes a recommendation to the full Board, which makes the final determination whether to nominate or appoint the new director after considering the Committee’s report.
In selecting director nominees, the Board seeks to achieve a mix of members who together bring experience and personal backgrounds relevant to the Company’s strategic priorities and the scope and complexity of the Company’s business. The current nominees’ qualifications set forth in their individual biographies under the section titled “Directors” sets out how each of the current nominees (comprised of all current Directors, other than Mr. deSouza, and Mr. Gorman) contributes to the mix of experience and qualifications the Board seeks. The Board also considers the tenure policy under the Corporate Governance Guidelines, pursuant to which the Board will not nominate for re-election any non-management Director that completed fifteen years of service as a member of the Board on or prior to the date of election or that turned 75 years of age or older in the calendar year preceding the related annual meeting, in each case, unless the Board concludes that such Director’s continuing service would better serve the best interests of the shareholders. In addition, the Board seeks candidates whose service on other boards will not adversely affect their ability to dedicate the requisite time to service on the Board. The Board believes that Directors who are executive officers of public companies should not serve on more than two public company boards (including the Board of the Company) at a time, and that other Directors should not serve on more than four public company boards (including the Board of the Company).

The Committee regularly assesses the composition of the Board and considers the extent to which the Board continues to reflect the criteria set forth above. The Committee identifies any gaps in skill sets to inform the search process. Based on such assessment, the Committee will recommend to the Board the nomination for election or re-election of existing Directors at the annual shareholders meeting. The Board will review the Committee’s recommendation and evaluate which candidates to nominate for election or re-election.
As a result of a comprehensive search for directors that reflect its selection criteria discussed above, the Board appointed two new directors: James Gorman and Jeremy Darroch. Recommendations: Those who identified Mr. Gorman for consideration as a candidate included a third-party search firm and a non-management director. Those who identified Mr. Darroch for consideration as a candidate included a third-party search firm, a non-management director, the Chief Executive Officer (“CEO”) and another executive officer.
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
Delinquent Section 16(a) Reports
Based solely on a review of the reports filed for fiscal year 2023 and related written representations from reporting persons, we are not aware of any late or delinquent filings under Section 16(a) of the Securities Exchange Act of 1934, except (i) a Form 4 for each of Ms. Chang, Mr. deSouza, Mr. McDonald and Mr. Parker that was filed one day late due to a filing software error on October 5, 2022, in each case reporting one transaction; and (ii) a Form 4 for Ms. Coleman that was filed late due to an administrative oversight on August 3, 2023, with respect to the vesting of a portion of two previously granted restricted stock unit awards and related exempt dispositions of some of such vested shares to the Company to satisfy the tax withholding obligations, reporting four transactions.

ITEM 11. Executive Compensation
Director Compensation
Elements of Director Compensation
The elements of annual Director compensation for fiscal 2023 were as follows:

Annual Board retainer	$115,000
Annual committee retainer (except Executive Committee)[1]	$10,000
Annual Governance and Nominating Committee chair retainer[2]	$20,000
Annual Compensation Committee chair retainer[2]	$25,000
Annual Audit Committee chair retainer[2]	$27,500
Annual deferred stock unit grant	$240,000
Annual retainer for independent Chairman[3]	$145,000
1Per committee.
2This is in addition to the annual committee retainer the Director receives for serving on the committee.
3This is in addition to the annual Board retainer, annual committee retainer and annual deferred stock unit grant and at least 50% must be paid in stock.
To encourage Directors to experience the Company’s products, services and entertainment offerings personally, each non-employee Director may receive Company products and services up to a maximum of $15,000 in fair market value per calendar year plus reimbursement of associated tax liabilities. Each first-year non-employee Director may receive Company products and services up to a maximum of $25,000 in fair market value plus reimbursement of associated tax liabilities for one year following their respective start date. Such first-year non-employee Directors will have an additional allowance of $15,000 prorated to reflect the balance of the calendar year remaining after the first anniversary of their start date. Directors’ spouses, children and grandchildren may also participate in this benefit within each Director’s limit.
Family members of Directors may accompany Directors traveling on Company aircraft for business purposes on a space-available basis.
Directors participate in the Company’s employee gift matching program. Under this program, the Company matches contributions of up to $20,000 per calendar year per Director to charitable and educational institutions meeting the Company’s criteria.
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

Director Compensation for Fiscal 2023
The following table sets forth compensation earned during fiscal 2023 by each person who served as a non-employee Director during the year.

	Fees Earned or Paid In Cash	Stock Awards	All Other Compensation	Total

Susan E. Arnold	$109,945	$159,976	$28,876	$298,797
Mary T. Barra	125,000	240,767	—	365,767
Safra A. Catz	138,901	240,767	—	379,668
Amy L. Chang	125,000	240,767	54,061	419,828
Francis A. deSouza	125,000	240,767	16,274	382,041
Carolyn N. Everson	91,280	208,439	20,000	319,719
Michael B.G. Froman	125,000	240,767	13,394	379,161
Maria Elena Lagomasino	160,000	240,767	7,903	408,670
Calvin R. McDonald	125,000	240,767	13,652	379,419
Mark G. Parker	168,242	276,384	7,533	452,159
Derica W. Rice	138,599	240,767	29,224	408,590
Fees Earned or Paid in Cash. “Fees Earned or Paid in Cash” includes the annual Board retainer and annual committee and committee-chair retainers, whether paid currently or deferred by the Director to be paid in cash or shares after service ends. Directors are permitted to elect each year to receive all or part of their retainers in Disney stock and, whether paid in cash or stock, to defer all or part of their retainers until after service as a Director ends. Directors who elect to receive deferred compensation in cash receive a credit each quarter and the balance in their deferred cash account earns interest at an annual rate equal to 120% of the Applicable Long-Term Federal Interest Rate, as determined from time to time by the United States Internal Revenue Service. For fiscal 2023, the average interest rate was 5.30%.
The following table sets forth the form of fees received by each Director. The number of stock units awarded is equal to the dollar amount of fees accruing each quarter divided by the average over the last ten trading days of the quarter of the average of the high and low trading price for shares of Company common stock on each day in the ten-day period. Stock units distributed currently were accumulated throughout the year and distributed as shares following December 31, 2023.

	Cash		Stock Units
	Paid Currently	Deferred	Value Distributed Currently	Value Deferred	Number of Units

Susan E. Arnold	$109,945	—	—	—	—
Mary T. Barra	—	—	—	$125,000	1,417
Safra A. Catz	—	—	$138,901	—	1,569
Amy L. Chang	125,000	—	—	—	—
Francis A. deSouza	—	—	125,000	—	1,417
Carolyn N. Everson	13,040	—	39,120	39,120	886
Michael B.G. Froman	—	—	125,000	—	1,417
Maria Elena Lagomasino	—	—	—	160,000	1,814
Calvin R. McDonald	—	—	125,000	—	1,417
Mark G. Parker	—	—	—	168,242	1,923
Derica W. Rice	—	—	—	138,599	1,576
Stock Awards. “Stock Awards” sets forth the market value of the deferred stock unit grants to Directors and the amount reported is equal to the market value of the Company’s common stock on the date of the award times the number of shares underlying the units. Units are awarded at the end of each quarter and the number of units is determined by dividing the amount payable with respect to the quarter by the average over the last ten trading days of the quarter of the average of the high and low trading price for shares of the Company common stock on each day in the ten-day period. Each Director other than Ms. Everson, Mr. Parker and Ms. Arnold was awarded 2,721 units in fiscal 2023. Ms. Everson was awarded 2,346 units as she served only a portion of fiscal 2023. Mr. Parker and Ms. Arnold, who both served as independent Chairman for a portion of fiscal 2023, were awarded 3,141 units and 1,731 units, respectively, in fiscal 2023 due to the annual retainer for independent Chairman.
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
The following table sets forth all stock units held by each non-management Director serving during fiscal 2023, as of the end of fiscal 2023. All stock units are fully vested when granted, but shares are distributed with respect to the units only later, as described above. Stock units in this table are included in the stock ownership table in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — “Stock Ownership” except to the extent they may have been distributed as shares and sold prior to the date of the stock ownership table.

Stock Units

Susan E. Arnold	4,276
Mary T. Barra	17,181
Safra A. Catz	5,895
Amy L. Chang	5,138
Francis A. deSouza	8,809
Carolyn N. Everson	3,175
Michael B.G. Froman	5,822
Maria Elena Lagomasino	23,868
Calvin R. McDonald	6,196
Mark G. Parker	22,827
Derica W. Rice	12,830
The Company’s Corporate Governance Guidelines encourage Directors to own or acquire, within three years of first becoming a Director, shares of Company common stock (including stock units received as Director compensation) having a market value of at least five times the amount of the annual Board retainer for the Director. Unless the Board exempts a Director, each Director is also required to retain stock representing no less than 50% of the after-tax value of exercised options and shares received upon distribution of deferred stock units until such Director meets the stock holding guideline described above.
All Other Compensation. “All Other Compensation” includes:
•The incremental cost to the Company of perquisites and other personal benefits for Ms. Arnold, including security charges and product familiarization and travel benefits. In fiscal 2023, the Company provided security services and equipment to Ms. Arnold totaling $20,185. Except for Ms. Arnold, the value of perquisites and other benefits, including product familiarization and travel benefits, for each Director is not included in the table as permitted by SEC rules because the aggregate incremental cost to the Company did not exceed $10,000 for such Director.
•Reimbursement of tax liabilities associated with the product familiarization and travel benefits. The reimbursement of associated tax liabilities was $1,681 for Ms. Arnold, $34,061 for Ms. Chang, $16,274 for Mr. deSouza, $13,394 for Mr. Froman, $7,903 for Ms. Lagomasino, $13,652 for Mr. McDonald, $7,533 for Mr. Parker and $9,224 for Mr. Rice.
•Interest earned on deferred cash compensation, which was less than $10,000 for each Director.
•The matching charitable contribution of the Company, which was $20,000 for Ms. Chang, $20,000 for Ms. Everson and $20,000 for Mr. Rice.

Executive Compensation
Compensation Discussion and Analysis
Fiscal 2023 Performance Highlights
As described in more detail under “Executive Compensation — Compensation Discussion and Analysis — Individual Compensation Decisions” below, our named executive officers (“NEOs”) who remain with the Company showed strong performance and leadership both in managing the Company and in driving a transformation of our businesses, building long-term value. Over the past century, we have built a strong foundation of creative excellence and innovation, which has only been reinforced by the important restructuring and cost efficiency work we’ve done this year. Our new structure is restoring creativity to the center of our Company. Our results reflect the significant progress we’ve made on our priorities over the past year and while we still have work to do to continue improving performance, our progress has allowed us to move beyond this period of fixing and begin building our businesses again.
•Revenues increased 7% year over year to $88.9 billion
•Cash provided by continuing operations increased 64% year over year to $9.9 billion.
Fiscal 2023 share price performance was challenging for the Company. As we look forward, our leadership team remains focused on building long-term value for our shareholders, and our Compensation Committee remains committed to an executive compensation program that motivates executives to achieve these goals and aligns pay outcomes with Company performance.
Fiscal 2023 Compensation Practices
EXECUTIVE COMPENSATION OBJECTIVES AND METHODS
We maintain an integrated approach to attract and retain high-caliber executives in a competitive market for talent, while adhering to key corporate governance best practices summarized below.

Shareholder engagement and responsiveness
Independent members of the Board and Investor Relations regularly engage in investor outreach. With regard to executive compensation, the Compensation Committee has addressed shareholder feedback and made changes to compensation for fiscal 2023, including:
•Upon hire, set the CEO's total direct compensation below the market median of our peers. In connection with his contract extension, Mr. Iger’s target bonus increased to 500% of base salary, in order to align his target total direct compensation with the median.
•Utilized the structure of 60% of the CEO’s fiscal 2023 equity award as performance-based restricted stock units (“PBUs”), in response to feedback to prioritize pay for performance.
•As financial uncertainties related to the pandemic have decreased, the portion of fiscal 2023 PBUs vesting subject to return on invested capital (“ROIC”) performance have a single 3-year performance period. In fiscal 2020 - 2022, PBUs vesting subject to ROIC performance had three 1-year performance periods.
•For the fiscal 2023 annual bonus plan, significantly increased the required adjusted revenue, adjusted segment operating income and adjusted after-tax free cash flow amounts to achieve target-level payouts year-over-year. Specifically, targets were raised 10%, 35% and more than 100%, respectively. In addition, performance ranges were adjusted to further incentivize performance.
•The Compensation Committee adopted a cash severance policy pursuant to which any cash severance payment will not exceed 2.99 times the sum of base salary plus target bonus for Section 16 officers without shareholder approval of such payment.

Incentive plan non-financial metrics	Fiscal 2023 bonus plan maintains incorporation of diversity and inclusion, creativity and innovation and collaboration as key strategic objectives.

Equity retention guidelines
NEOs must hold a meaningful amount of the Company’s stock. The CEO must hold equity valued at five times his salary within five years of becoming CEO. Other NEOs must hold equity valued at three times their salary within five years of becoming an executive officer.

Compensation at risk
A majority of NEO compensation is tied to either short- or long-term Company performance. For Mr. Iger in fiscal 2023, 96% of his total target compensation (including 60% of his annual equity grant, comprised of PBUs) was tied to financial performance, contributions towards organization goals, equity compensation or stock price performance.

Annual risk assessment	Each year, the Compensation Committee’s compensation consultant completes a risk assessment of the Company’s compensation programs. Based on this assessment for fiscal 2023, the Compensation Committee determined that risks arising from the Company’s policies and practices are not reasonably likely to have a material adverse effect on the Company.

Clawback policies
The Company is required to recoup certain incentive-based compensation erroneously awarded to a current or former NEO or other Section 16 officers based on financial reporting measures that are required to be restated. In addition, under the 2011 Stock Incentive Plan, equity awards pursuant to the plan may be clawed back where there is reputational or financial harm to the Company.

Disallow hedging and pledging	Board members, NEOs and all other Section 16 filers are prohibited from hedging and pledging the Company’s securities.

No option re-pricing or cash buyouts	The Company does not allow re-pricing or cash buyouts of underwater stock options without shareholder approval.

No excise tax gross-ups	The Company does not provide excise tax gross-ups.

Independent compensation consultant	The Compensation Committee has retained a compensation consultant whose relationship with the Company was confirmed to be independent for fiscal 2023.

CEO Security & Aircraft Usage
Given the unique security risks posed by the position, the Company pays the cost of security services and equipment for the CEO in an amount that the Board believes is reasonable in light of the security needs and, in the interest of security, requires the CEO to use corporate aircraft for all personal travel.

Executive Compensation Program Structure — Objectives and Methods
We design our executive compensation program to drive the creation of long-term shareholder value. We do this by linking compensation payouts to the achievement of preset performance goals that promote the creation of sustainable shareholder value and by designing compensation to attract and retain high-caliber executives in a competitive market for talent. We aim to provide compensation opportunities that take into account compensation levels and practices of our peers. For a more detailed description of the peer groups we use for compensation purposes, see the discussion under the heading, “Executive Compensation — Other Compensation Information — Peer Groups,” set forth below. Total direct compensation comprises a mix of variable and fixed compensation that is heavily weighted toward variable performance-based compensation. Our performance-based compensation includes a short-term annual performance-based bonus and longer-term equity awards that deliver value based on stock price performance. Our performance-based compensation also includes PBUs, which vest only upon meeting performance targets. As prospective performance targets are central to our business strategy, for competitive reasons we do not publicly disclose them for either the short-term annual performance-based bonus plan or the long-term incentive plan. The Company enters into employment agreements with our senior executives when the Compensation Committee determines that it is appropriate to attract or retain an executive or where an employment agreement is consistent with our practices with respect to other similarly situated executives.

The following table sets forth the elements of total direct compensation in fiscal 2023 and the objectives and key features of each element:

OBJECTIVES AND KEY FEATURES

SALARY
Objectives:
The Compensation Committee sets salaries to reflect job responsibilities and to provide competitive fixed pay to balance performance-based risks.
Key Features:
•Minimum salaries set in employment agreement
•Committee discretion to adjust annually based on changes in experience, nature and responsibility of the position, competitive considerations and CEO recommendation (except in the case of the CEO)

PERFORMANCE-BASED BONUS
Objectives:
The Compensation Committee structures the bonus program to incentivize performance at the high end of the financial performance measure ranges that it establishes each year. The Committee believes that incentivizing performance in this fashion will lead to long-term, sustainable gains in shareholder value.
Key Features:
•Target bonus for each NEO set by the Committee early in the fiscal year in light of employment agreement provisions, competitive considerations, CEO recommendation (except targets for the CEO) and other factors the Committee deems appropriate; bonus opportunity normally limited to 200% of target bonus
•Unless otherwise adjusted downward by the Committee, payout on 70% of target is formulaic and determined by performance against financial performance ranges developed by the Committee early in the fiscal year
•Unless otherwise determined by the Committee, payout on 30% of target determined by Company-wide Other Performance Factors and the Committee’s assessment of individual performance based both on other performance objectives and on CEO recommendation (except the payouts for the CEO)

EQUITY AWARDS
Objectives:
The Compensation Committee structures equity awards to directly reward long-term gains in shareholder value. Equity awards carry vesting terms that now extend for three years and include PBUs whose value depends on Company performance, including performance relative to the S&P 500. These awards provide incentives to create and sustain long-term growth in shareholder value.
Key Features:
•Combined value of options, performance units and time-based units determined by the Committee in light of employment agreement provisions, competitive market conditions, evaluation of executive’s performance and CEO recommendation (except awards for the CEO)
•Allocation of annual awards for CEO: 60% PBUs and 40% stock options
•Allocation of annual awards for other NEOs (other than the Interim CFO and Senior Executive Vice President & Chief Human Resources Officer, as their awards relate to their prior roles) in fiscal 2023 (based on award value): 50% PBUs; 25% time-based restricted stock units; 25% stock options

ANNUAL PERFORMANCE-BASED RESTRICTED STOCK UNITS
Key Features:
•PBUs reward executives only if preset performance targets are met
•PBUs vest subject to the level of achievement under multi-year performance tests. Starting with fiscal 2022 awards, payout ranges from 0% if performance is under threshold to up to 200% if performance is at maximum
•Half of awards vest based on three-year cumulative total shareholder return (“TSR”) relative to the S&P 500 (two years for Mr. Iger in fiscal 2023); the other half vest based on three-year ROIC performance (two years for Mr. Iger in fiscal 2023). Awards as described in the section titled “Executive Compensation — Compensation Tables — Fiscal 2023 Grants of Plan Based Awards Table”

STOCK OPTION AWARDS
Key Features:
•Exercise price equal to average of the high and low trading prices on day of award
•Option re-pricing without shareholder approval is prohibited
•Ten-year term
•Vest one-third per year

ANNUAL TIME-BASED RESTRICTED STOCK UNITS Key Features: •Vest one-third per year •For fiscal 2023, Mr. Iger did not receive time-based RSUs

COMPENSATION AT RISK
The Compensation Committee believes that most of the compensation for NEOs should be at risk and tied to a combination of long-term and short-term Company performance. In fiscal 2023, our NEOs consisted of Mr. Iger, Mr. Lansberry, Mr. Gutierrez, Ms. Schake, Ms. Coleman, Mr. Chapek and Ms. McCarthy.
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
The following charts show the percentage of the target total direct annual compensation for first, Mr. Iger, and second, all NEOs other than Mr. Iger and Mr. Chapek, that is variable or at risk versus being fixed with respect to fiscal 2023. At risk compensation includes both the target performance-based cash bonus and equity awards while the only fixed component of pay is base salary.

CEO – MR. IGER*	Non-CEO NEOs**

CEO – MR. IGER*	Non-CEO NEOs**

*Target mix for fiscal 2023 compensation, including the proration of Mr. Iger’s fiscal 2023 target annual incentive. Mr. Iger’s target fiscal 2024 compensation will be 97% at risk compensation: 3% base salary, 16% target annual incentive, 49% PBUs and 32% stock options.
** Target mix for fiscal 2023 compensation. Includes target compensation for all NEOs other than Mr. Iger and Mr. Chapek.

Beginning in fiscal 2022, the Compensation Committee determined to increase PBUs from 30% to 50% of the overall long-term incentive grant value for the NEOs other than the CEO, who already had 50% in the form of PBUs (and who has 60% in the form of PBUs for fiscal 2023). This shift reflects a meaningful increase in performance-based compensation and was directly responsive to shareholder feedback. The below table reflects the annual PBU grants vesting over the last five years, all of which resulted in below target payouts:

	Vested In December 2019	Vested In December 2020	Vested In December 2021	Vested In December 2022	Vested In December 2023

% of Target Payout	96%	62%	48%	50%	67%
Value of a $100.00 PBU Grant, as of Vest Date[1]	$133.58	$95.87	$64.37	$30.49	$35.85
1Assumes stock purchase was made at the closing price of the grant date and sold on the third anniversary of grant date (or the nearest trading date if third anniversary falls on a non-trading day) and then adjusted for the actual % payout. Awards vested in 2019 were granted on December 21, 2016; awards vested in 2020 were granted on December 19, 2017; awards vested in 2021 were granted on December 19, 2018; awards vested in 2022 were granted on December 17, 2019; awards vested in 2023 were granted on December 17, 2020.
For awards granted in fiscal 2021 (December 2020) and vested in fiscal 2024 (December 2023), TSR performance relative to the S&P 500 was below threshold and therefore no payout was earned for 50% of the award. For the 50% of the award that vested subject to ROIC performance, there were three one-year performance periods for fiscal 2021, fiscal 2022 and fiscal 2023 with payout at the following percentages:
•Fiscal 2021: 150% of target
•Fiscal 2022: 148.05% of target
•Fiscal 2023: 103.38% of target
Fiscal 2023 had a threshold, target and maximum of 3.1%, 5.6% and 6.9%, respectively. Actual fiscal 2023 performance was just over 5.7%, resulting in a 103.38% payout for the fiscal 2023 portion. Overall, the fiscal 2021 PBUs vested at 66.9%, underscoring the Committee’s belief that this PBU structure strongly aligns pay and performance.
The fiscal 2023 ROIC test also applied to the outstanding PBU grants made in fiscal 2022 (December 2021). For these awards, maximum payout increased from 150% to 200% of target, consistent with market practice. Actual fiscal 2023 ROIC performance was just over 5.7%, which resulted in a 106.75% payout for the fiscal 2023 portion of the December 2021 ROIC test.
ROIC for the Company is calculated by dividing Annual After-Tax Operating Performance by the average of Invested Capital at the end of such fiscal year and the end of the immediately prior fiscal year. Annual After-Tax Operating Performance is calculated as the sum of segment operating income for each segment and corporate and unallocated shared expenses, minus tax at 21% on segment operating income and corporate and unallocated shared expenses. Invested Capital is defined as the remainder of Disney’s total assets at fiscal year end minus the sum of: (i) Disney’s cash, cash equivalents and restricted cash as the last day of the fiscal year, (ii) Disney’s deferred tax assets and (iii) Disney’s Non-Interest Bearing Liabilities. ROIC for the Company is adjusted (i) to exclude the effect of extraordinary, unusual and/or nonrecurring items and (ii) to reflect such other factors, as the Committee deems appropriate to fairly reflect ROIC for the applicable fiscal year.

COMPENSATION PROCESS
The following table outlines the process for determining annual compensation awards for NEOs:

SALARIES	PERFORMANCE-BASED BONUS

•Annually at the end of the calendar year, the CEO recommends salaries for NEOs other than himself for the following calendar year
•Compensation Committee reviews proposed salary changes with input from its consultant (described under “Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Program Structure—Objectives and Methods — Compensation Consultant”)
•Committee determines annual salaries for all NEOs
•Committee reviews determinations with the other non-management directors

•Compensation Committee participates in regular Board of Director review of operating plans and results and review of annual operating plan at the beginning of the fiscal year
•Management recommends financial and other performance measures, weightings and ranges
•Early in the fiscal year, the Committee reviews proposed performance measures and ranges with input from its consultant and develops performance measures and ranges that it believes establish appropriate goals
•CEO recommends bonus targets for NEOs other than himself
•Early in the fiscal year, the Committee reviews bonus measure ranges with input from its consultant and in light of the targets established by employment agreements and competitive conditions and determines bonus target opportunity as a percentage of fiscal year-end salary for each NEO
•After the end of the fiscal year, management presents financial results to the Committee
•CEO recommends Other Performance Factor multipliers for NEOs other than himself
•Committee reviews the results and determines whether to make any adjustments to financial results, determines other performance factor multipliers and establishes bonus
•Committee reviews determinations with the other non-management directors and, in the case of the CEO, seeks their concurrence in the Committee’s determination

EQUITY AWARDS

•In the first fiscal quarter, the CEO recommends grant date fair value of awards for NEOs other than himself
•Compensation Committee reviews proposed awards with input from its consultant and reviews with other non-management directors
•Committee determines the dollar values of awards
•Exercise price and number of options and restricted stock units are determined by formula based on market price of common shares on the date of award

MANAGEMENT INPUT
In addition to the CEO recommendations described above, management regularly:
•provides data, analysis and recommendations to the Compensation Committee regarding the Company’s executive compensation programs and policies;
•administers those programs and policies as directed by the Committee;
•provides an ongoing review of the effectiveness of the compensation programs, including competitiveness and alignment with the Company’s objectives; and
•recommends changes to compensation programs if needed to help achieve program objectives.
The Committee meets regularly in executive session without management present to discuss compensation decisions and matters relating to the design and operation of the executive compensation program.
COMPENSATION CONSULTANT
The Compensation Committee retained Pay Governance LLC as the compensation consultant for fiscal 2023. The consultant assists the Committee’s development and evaluation of compensation policies and practices and the Committee’s determinations of compensation awards through various services, including providing third-party data, advice and expertise on proposed executive compensation awards and plan designs; reviewing briefing materials prepared by management and outside advisers; and advising the Committee on the matters included in these materials and preparing its own analysis of compensation matters.
The Committee considers input from the consultant as one factor in making decisions on compensation matters, along with information and analyses it receives from management and its own judgment and experience.
The Committee has adopted a policy requiring its consultant to be independent of Company management. The Committee performs an annual assessment of the consultant’s independence to determine whether the consultant is independent. The Committee assessed Pay Governance LLC’s independence in November 2023 and confirmed that the firm’s work has not raised any conflict of interest and the firm is independent. Pay Governance LLC does not provide any services to the Company other than the services provided to the Compensation Committee.

Fiscal 2023 Compensation Decisions
This section discusses the specific decisions made by the Compensation Committee in fiscal 2023. These decisions were made taking into consideration shareholder feedback received as members of management and the Board engaged in outreach to shareholders. The Board took several actions in response to the shareholder feedback received.
2023 ANNUAL INCENTIVE PLAN
PERFORMANCE GOALS
The Compensation Committee normally develops performance goals for each fiscal year early in that year and evaluates performance against those goals after the fiscal year has ended to arrive at its compensation decisions.
ANNUAL INCENTIVE GOALS
Annual Incentive Financial Performance
In November 2022, the Compensation Committee reviewed the annual performance-based bonus program. The Committee determined to retain the financial measures and relative weights for calculating the portion of the NEOs bonuses that is based on financial performance as follows:
•adjusted segment operating income—50%
•adjusted revenue—25%
•adjusted after-tax free cash flow—25%
The Committee also developed performance ranges for each of the measures in November 2022. These ranges are used to determine the multiplier that is applied to 70% of each NEO’s target bonus. The overall financial performance multiple is equal to the weighted average of the performance multiples for each of these three measures. The performance multiple for each measure is zero if performance is below the bottom of the range and varies from 35% at the low end of the range to a maximum of 200% at the top end of the range. The Committee believes the top of each range represents extraordinary performance and the bottom represents satisfactory performance, below which no award would be provided. In addition, 30% of each NEO’s target bonus is based on performance against key strategic goals for the Company, called “Other Performance Factors.” We believe the mix between key financial and strategic factors is appropriate, given the majority of the bonus opportunity is focused on Company financial performance, while still recognizing the importance that Other Performance Factors have on establishing a successful culture that supports the Company’s strategic goals.
With our desire to deliver strong results for our shareholders for fiscal 2023, the Committee meaningfully increased performance targets year-over-year for all three financial metrics (increases were 10% for adjusted revenue, 35% for adjusted segment operating income and more than 100% for adjusted after-tax free cash flow). In addition, in order to further drive performance in fiscal 2023, the Committee: (i) expanded the width of the performance range (i.e., the difference between the maximum performance and threshold performance) for adjusted after-tax free cash flow and (ii) increased the maximum performance and threshold performance for adjusted segment operating income and adjusted revenue, respectively. The following table shows the performance ranges approved by the Committee for fiscal 2023 and actual performance (dollars in millions):

	Fiscal 2023 Performance Threshold	Fiscal 2023 Performance Target	Fiscal 2023 Performance Maximum	Fiscal 2023 Actual Performance	Fiscal 2023 Actual Performance Payout as % of Target

Adjusted Segment Operating Income*	$9,957	$13,257	$16,300	$12,863	92%
Adjusted Revenue	82,857	91,927	97,973	88,898	78%
Adjusted After-Tax Free Cash Flow**	(1,552)	1,448	4,448	2,449	133%
*    For purposes of the annual performance-based bonuses, “adjusted segment operating income” was defined as total segment operating income and reflects adjustments, if any, described under “Evaluating Performance” below. "Total segment operating income” consists of the total of segment operating income from each of our segments, which is equivalent to income from continuing operations before income taxes, adjusted for corporate and unallocated shared expenses, restructuring and impairment charges, A+E gain, net other income, net interest expense and amortization of TFCF Corporation (“TFCF”) and Hulu intangible assets and fair value step-up on film and television costs.
**    For purposes of the annual performance-based bonuses, “adjusted after-tax free cash flow” was defined as cash provided by operations less investments in parks, resorts and other properties, all on a consolidated basis and reflects the adjustments described under “Evaluating Performance” below.

Other Performance Factors
For fiscal 2023, the Other Performance Factors for the fiscal 2023 annual bonus, developed by the Compensation Committee during the fiscal year, continued to emphasize the importance of diversity and inclusion, which had the highest weighting among the Other Performance Factors. The Committee established the following factors based on the strategic objectives of the Company:
•Diversity & Inclusion – Actively engage in creating a culture of respect for everyone, everywhere, at every level. Work to grow the diversity of our executives and managers to reflect the guests and audiences we serve. Support broadly resonant entertainment and experiences that reflect the world around us and help us develop meaningful relationships with our consumers.
•Collaboration on strategic priorities – Actively promote collaboration and synergy on key strategic priorities of the Company with a one-company mindset and drive clear accountabilities and partnership across all lines of business, in support of developing content and product for our key franchises, accelerating our direct-to-consumer initiatives and enabling the success of creative, operating and corporate teams.
•Efforts towards creativity & innovation – Drive Company growth through innovation and the creation of potential new sources of revenue while ensuring strong controls on costs and operational efficiencies.
Evaluating Performance
The Compensation Committee reviewed the overall operating results of the Company in fiscal 2023, evaluating them against the bonus plan performance ranges developed by the Committee early in the fiscal year. The Compensation Committee approved no adjustments to actual fiscal 2023 total segment operating income and revenue. After-tax free cash flow performance for incentive purposes was overall adjusted downward to exclude the content spend benefit of the Writers Guild of America and SAG-AFTRA work stoppages and the deferral in the timing of income tax payments as well as non-recurring items, such as restructuring payments.
In fiscal 2023, the Company achieved strong financial growth for all three financial metrics, even after ranges were significantly increased for fiscal 2023 and after-tax free cash flow was adjusted as discussed above. The financial performance achieved included: total segment operating income of $12,863 million, revenue of $88,898 million and adjusted after-tax free cash flow of $2,449 million. Based on these adjusted results and due to the increase in targets, the weighted financial performance factor was 99% in fiscal 2023 compared to a weighted financial performance factor of 159% in fiscal 2022. As referenced above, and in order to responsibly assess performance, management suggested, and the Committee decided, to adjust after-tax free cash flow downward to exclude the content spend benefit of the Writers Guild of America and SAG-AFTRA work stoppages and the deferral in the timing of income tax payments. Had the Committee not opted to adjust for these one-time events, after-tax free cash flow would have been $5,209 million and that portion of the bonus plan would have paid out at 200%. Overall, the weighted financial performance factor would have been 116%. Additional details regarding the performance of the Company are set forth in our Annual Report on Form 10-K for fiscal 2023.
With respect to the Other Performance Factors, the Committee recognizes that while we still have more work ahead of us, the NEOs delivered results on these key strategic objectives, including:
Diversity & Inclusion
•Adjusted pay ratios were over 99% for base pay for U.S. women and people of color. For more details on the adjusted pay ratio analysis and our commitment to expand pay ratio analyses further going forward, please see our Pay Ratio Dashboard on the “ESG Reporting” page of our Impact website.
•The Company expanded efforts to increase diverse representation, which helped produce year-over-year growth, especially at the executive and management levels. Representation for women increased 0.1 and 0.5 percentage points at the executive and management levels, respectively. Representation for people of color increased 1.0 percentage points at each of the executive and management levels. For more detailed results, please see our Diversity Dashboard on the “ESG Reporting” page of our Impact website. The Diversity Dashboard includes our commitment to further disclosures in the future.
•With the continuation of Disney Aspire, growth in a diverse talent pipeline of employees and leaders continues. In fiscal 2023, the Company promoted over 1,250 employees who were Aspire participants, with 59% being women and 41% being people of color.
•Continued to create and promote content with diversity both in front of and behind the camera such as Avatar: The Way of Water, Black Panther: Wakanda Forever, Guardians of the Galaxy Vol. 3, The Little Mermaid, Chevalier, Flamin’ Hot, Elemental and The Bear.
Collaboration on strategic priorities
•Successfully increased subscribers at Disney+ Core (+9.7M), Hulu (+1.3M) and ESPN+ (+1.7M) during fiscal 2023, which reflected strong technology and content collaboration.
•Drove a restructuring plan of $5.5 billion in target efficiencies, which required strong collaboration throughout the entire organization.

•Avatar: The Way of Water generated $2.3 billion in worldwide box office, is the third highest grossing film of all time, and garnered strong viewership on Disney+. In addition, in fiscal 2023 Experiences announced an Avatar experience planned for Disneyland.
•Launched Disney+ domestic ad tier, increasing ad sales revenue with strong subscriber usage of the tier, reflecting technology, advertising and content collaboration.
Efforts towards creativity & innovation
•Launched several new innovative attractions, including TRON Lightcycle at Walt Disney World, as well as Mickey & Minnie’s Runaway Railway, Toontown refresh and San Fransokyo Square at Disneyland Resort.
•Finalized a 10-year licensing deal with PENN Entertainment for the launch of an ESPN-branded sports betting platform, ESPN Bet, with an aim to increase fan engagement, brand loyalty and monetization.
•Launched first-ever, fully animated, live NHL game simulcast leveraging Disney Channel’s Big City Greens.
See tabular disclosure for each NEO below under “Executive Compensation — Compensation Discussion and Analysis — Individual Compensation Decisions” for additional information regarding key contributions and accomplishments of each NEO.
2023 EQUITY AWARDS
The Compensation Committee structures equity awards to directly reward long-term gains in shareholder value. Equity awards carry vesting terms that now extend for three years and include PBUs whose value depends on Company performance, including performance relative to the S&P 500. These awards provide incentives to create and sustain long-term growth in shareholder value.
Key Features:
•Combined value of options, performance units and time-based units determined by the Committee in light of employment agreement provisions, competitive market conditions, evaluation of executive’s performance and CEO recommendation (except awards for the CEO)
•Allocation of annual awards for CEO: 60% PBUs and 40% stock options
•Allocation of annual awards for other NEOs in fiscal 2023 (based on award value): 50% PBUs; 25% time-based restricted stock units (“RSUs”); 25% stock options. For most equity recipients other than the executive officers, the fiscal 2023 annual grant was split into two equal installments, with the first half being granted on December 15, 2022 and the second half being granted on July 17, 2023. As both Mr. Lansberry and Ms. Coleman were not serving as executive officers at the time of the first installment of the annual grant, consistent with the treatment for most equity recipients other than the executive officers, they received their fiscal 2023 equity awards in two equal installments. As fiscal 2023 awards relate to time in their prior roles, Mr. Lansberry and Ms. Coleman received their equity in the allocation typical of executives at their respective levels. Mr. Lansberry’s award was allocated as 70% RSUs and 30% stock options (i.e. the standard Executive Vice President allocation) and Ms. Coleman’s award was allocated as 100% RSUs (i.e. the standard Senior Vice President allocation). Ms. Coleman received a promotion award in June in connection with her promotion to Senior Executive Vice President and Chief Human Resources Officer, which was delivered with the same allocation as other NEOs: 50% PBUs; 25% RSUs; 25% stock options.
Time-Based Restricted Stock Units
•RSUs provide retention value to our senior executives and align interests with our shareholders.
•RSUs vest one-third per year.
•In fiscal 2023, Mr. Iger did not receive RSUs as part of his equity allocation. Other NEOs receive 25% of their total equity value in RSUs.
Stock Options
•Stock options incentivize sustained growth in long-term stock appreciation and align interests with our shareholders.
•Exercise price equal to average of the high and low trading prices on day of award.
•Option re-pricing without shareholder approval is prohibited.
•Options have a ten-year term from the grant date.
•Options vest one-third per year.
•Mr. Iger receives 40% of his total equity value in stock options. Other NEOs receive 25% of their total equity value in Stock Options.

Performance-Based Restricted Stock Units
•PBUs align pay and performance by ensuring that shares are only earned when certain performance criteria are met. 50% of PBUs vest based on TSR performance relative to the S&P 500; 50% of PBUs vest based on ROIC performance.
•Performance is measured over a three-year performance period (two-year performance period for Mr. Iger in fiscal 2023). As financial uncertainties related to the pandemic have mostly abated, the portion of fiscal 2023 PBUs vesting subject to ROIC performance have a single 3-year performance period. In fiscal 2020 - 2022, PBUs vesting subject to ROIC performance had three 1-year performance periods.
•Starting with fiscal 2022 awards, payout ranges from 0% if performance is under threshold to up to 200% if performance is at maximum.
•For the portion vesting subject to TSR relative to the S&P 500, payout at target requires performance at the 55th percentile of the S&P 500.

Payout as a % of Target	Performance - TSR Percentile Relative to S&P 500

200%	75th Percentile or Above
100%	55th Percentile
50%	25th Percentile
0%	Below 25th Percentile
•PBUs are denominated and settled in shares of Company stock.
•As pay-for-performance alignment is key to the Committee, PBUs are weighted the highest of the three equity vehicles. Mr. Iger receives 60% of his total equity value in PBUs. Other NEOs receive 50% of their total equity value in PBUs.
Recent PBU Payout Detail
PBUs Vested in Fiscal 2023
For awards granted in fiscal 2020 (December 2019) and vested in fiscal 2023 (December 2022), TSR performance relative to the S&P 500 was below threshold and therefore no payout was earned for 50% of the award. For the 50% of the award that vested subject to ROIC performance, there were three one-year performance periods for fiscal 2020, fiscal 2021 and fiscal 2022. Overall, fiscal 2020 PBUs paid out at:
•TSR Relative to S&P 500 Payout: 0% of target
•ROIC Payout: 99.35% of target
•Total Payout: 49.7% of target
The below-target payout underscores the Committee’s belief that this PBU structure strongly aligns pay and performance.
PBUs Vested in Fiscal 2024
For awards granted in fiscal 2021 (December 2020) and vested in fiscal 2024 (December 2023), TSR performance relative to the S&P 500 was below threshold and therefore no payout was earned for 50% of the award. For the 50% of the award that vested subject to ROIC performance, there were three one-year performance periods for fiscal 2021, fiscal 2022 and fiscal 2023. Overall, fiscal 2021 PBUs paid out at:
•TSR Relative to S&P 500 Payout: 0% of target
•ROIC Payout: 133.81% of target
•Total Payout: 66.9% of target
The below-target payout underscores the Committee’s belief that this PBU structure strongly aligns pay and performance.

Individual Compensation Decisions
ANNUAL COMPENSATION DECISIONS
The following table summarizes annual compensation decisions made by the Compensation Committee with respect to each of the NEOs. The Committee established the salary and performance-based bonus target multiple of salary for each of the NEOs early in the fiscal year following the processes described above. The final bonus award was calculated after the fiscal year ended using the financial performance factor of 99% described above. Given the enterprise-wide nature of the Other Performance Factors and the contributions of each currently employed NEO, the Committee established an Other Performance Factor for the NEOs listed in the following table below.
Severance for Mr. Chapek, who separated from the Company on November 20, 2022, conforms to the terms of his employment agreement. For more discussion of Mr. Chapek’s separation, including the rationale, see the section titled “Executive Compensation — Compensation Tables — Potential Payments and Rights on Termination or Change in Control.”

	Salary	Performance-Based Bonus				Equity Awards
	Fiscal Year End 2023 Annual Salary	Target	Financial Performance Factor[1]	Other Performance Factor[2]	Award Amount	Value[3]	Target Performance Units[3,4]	Time-Based Units[4]	Options[4]

Robert A. Iger[5]	$1,000,000	$1,900,000	99%	145%	$2,140,000	$26,103,448	181,592	—	278,699
Kevin A. Lansberry[6]	1,000,000	588,561	99%	N/A	1,000,000	1,976,257	—	15,510	18,281
Horacio E. Gutierrez	1,330,000	2,660,000	99%	145%	3,000,000	7,206,862	38,819	18,147	48,292
Kristina K. Schake	780,000	1,170,000	99%	125%	1,250,000	1,852,537	9,205	5,045	13,426
Sonia L. Coleman[7]	750,000	1,125,000	99%	139%	1,250,000	2,036,279	4,893	15,831	6,654
Christine M. McCarthy[8]	2,070,000	3,105,000	99%	91%	3,000,000	12,953,949	69,516	32,745	87,143
1Multiplied by 70% of the target amount.
2Multiplied by 30% of the target amount.
3Includes ROIC portions of fiscal 2021 and 2022 PBUs.
4The number of restricted stock units and options was calculated from the value of the award as described in the table in the section titled “Executive Compensation — Compensation Tables — Fiscal 2023 Grants of Plan Based Awards Table.”
5Mr. Iger was appointed Chief Executive Officer effective November 20, 2022. In connection with his July 12, 2023 extension, Mr. Iger’s annual bonus target increased from 100% to 500% of base salary to further incentivize Company performance. For fiscal 2023, Mr. Iger’s target bonus was based on the sum of the pro-rated target bonus opportunity previously in effect and the pro-rated amended target bonus opportunity, which has been calculated to be 190% of base salary.
6Mr. Lansberry was appointed Interim Chief Financial Officer effective July 1, 2023. Base salary reflects annualized Interim amount approved by the Committee, while target bonus is prorated between Mr. Lansberry’s previous bonus target and his Interim Chief Financial Officer target. The decision on his performance-based bonus took into account his exemplary performance as Interim CFO.
7Ms. Coleman was appointed Senior Executive Vice President and Chief Human Resources Officer effective April 8, 2023.
8Ms. McCarthy began a leave of absence and ceased to serve as Senior Executive Vice President and Chief Financial Officer effective July 1, 2023. Ms. McCarthy’s target bonus has been pro-rated to reflect the three quarters she served as Senior Executive Vice President and Chief Financial Officer. For more discussion of the terms of Ms. McCarthy’s leave of absence, see the section titled “Executive Compensation — Compensation Tables — Potential Payments and Rights on Termination or Change in Control.”
The compensation set forth above and described below differs from the total compensation reported in the Summary Compensation Table as follows:
•The compensation set forth above does not include the change in pension value and non-qualified deferred compensation earnings, as these items do not reflect decisions made by the Committee during the fiscal year.
•The compensation set forth above does not include perquisites and benefits and other compensation, as these items are generally determined by contract and do not reflect decisions made by the Committee during the fiscal year.

The Compensation Committee’s determination on each of these matters was based on the recommendation of Mr. Iger (except in the case of his own compensation), the parameters established by the executive’s employment agreement and the factors described below. In determining equity awards, the Committee considered its overall long-term incentive guidelines for all executives, which, in the context of the competitive market for executive talent, attempt to balance the benefits of incentive compensation tied to performance of the Company’s common stock with the dilutive effect of equity compensation awards.
MR. IGER

SALARY	Mr. Iger’s 2023 annual salary was equal to the amount set in his employment agreement.

PERFORMANCE-BASED BONUS
Target Bonus
When Mr. Iger was hired by the Company on November 20, 2022, his annual bonus target was set at an amount equal to his base salary. In connection with his July 12, 2023 extension, Mr. Iger’s annual bonus target increased to five times his base salary to further incentivize Company performance. For fiscal 2023, Mr. Iger’s target bonus was based on the sum of the pro-rated target bonus opportunity previously in effect and the pro-rated amended target bonus opportunity, which has been calculated to be 1.9 times his base salary.
Other Performance Factor
The Compensation Committee applied a factor of 145% with respect to Other Performance Factors for Mr. Iger in fiscal 2023.
Performance Highlights:
•In fiscal 2023, we restructured the Company to restore creativity to the heart of the business. We implemented financial discipline across all of our operations, including over-achieving our target of identifying cost savings of $5.5 billion.
•Studio led the global box office in calendar 2023, with four of the top 10 highest grossing films of the year. In fiscal 2023, Avatar: The Way of Water generated $2.3 billion in worldwide box office, the third highest box office of all time.
•Mr. Iger created a Chief Brand Officer position, significantly enhancing the efficiency and effectiveness of our brand management process.
•Mr. Iger assisted the Succession Planning Committee in ongoing leadership succession planning.
•Disney was named one of “America’s Most Trustworthy Public Companies” by Newsweek and was #1 in a “Brand Intimacy Study” recognizing our power in building bonds with consumers. The Company was also named one of the “World’s Most Admired Companies” by Fortune, and Fast Company ranked Disney as one of the “Most Innovative Companies."

EQUITY AWARD VALUE
The annual equity award value for Mr. Iger of $26,103,448 reflects 83% of his total annual compensation for fiscal 2023. Mr. Iger’s fiscal 2023 award was awarded 60% as PBUs and 40% as stock options. The annual equity award value includes the fiscal 2023 ROIC portion of Mr. Iger’s fiscal 2021 and 2022 awards.

MR. LANSBERRY

SALARY	The Committee set Mr. Lansberry’s 2023 annual salary upon his appointment as Interim Chief Financial Officer.

PERFORMANCE-BASED BONUS
Target Bonus
Mr. Lansberry’s target bonus of $588,561 reflects a pro-ration of his bonus target as both CFO of our Experiences segment and Interim CFO of the Company.
Other Performance Factor
The Compensation Committee did not apply an Other Performance Factor for Mr. Lansberry as he was in his role on an interim basis. Based on the recommendation of Mr. Iger, the Compensation Committee approved Mr. Lansberry's bonus to recognize his contributions while serving as Interim CFO.
Performance Highlights:
•Showed exemplary leadership and decision making on behalf of the Company during his tenure as Interim CFO.
•Successfully refinanced the Company’s $5.25 billion 364-day revolving credit facility, with comparable pricing terms.
•Successfully negotiated amendment to Hulu put/call provision with Comcast.
•Continued to align real estate footprint and projects with business priorities and objective of promoting creativity and collaboration through in-person work.
•Ranked #1 in our industry in Institutional Investor’s rankings across the board, including for Investor Relations program and Investor/Analysts Event.

EQUITY AWARD VALUE
The annual equity award value of $1,976,257 for Mr. Lansberry reflects 50% of his total annual compensation for fiscal 2023. The value of Mr. Lansberry’s fiscal 2023 equity awards was set when he was CFO of our former Parks, Experiences and Products segment, and was granted in two equal installments on December 15, 2022 and July 17, 2023. Mr. Lansberry’s fiscal 2023 award was awarded 70% as RSUs and 30% as stock options.

MR. GUTIERREZ

SALARY	The Committee increased Mr. Gutierrez’s 2023 annual salary by 2.3% to reflect changes in the market for executive talent and his continued outstanding performance.

PERFORMANCE-BASED BONUS
Target Bonus
As set forth in his employment agreement, Mr. Gutierrez’s target bonus for fiscal 2023 is equal to two times his fiscal year-end salary.
Other Performance Factor
The Compensation Committee applied a factor of 145% with respect to Other Performance Factors for Mr. Gutierrez in fiscal 2023. In fiscal 2022 the Other Performance Factor was 114%.
Performance Highlights:
•Continued promotion of diversity and inclusion in the Legal and Global Affairs department, resulting in positive trends within the Legal and Global Affairs department for promotions and new hires among women and people of color.
•Advised on corporate governance and public policy issues.
•Oversaw the regulatory work associated with launches of our DTC products.
•Mapped out strategy to protect Disney content as generative artificial intelligence services proliferate and move towards video content, including identifying key services that may have the most impact on Disney content from an infringement perspective.
•Continued leadership of the Company’s legal and public policy positions on litigation matters, transactions and regulatory developments.

EQUITY AWARD VALUE
The annual equity award value of $7,206,862 for Mr. Gutierrez reflects 62% of his total annual compensation for fiscal 2023. Mr. Gutierrez’s fiscal 2023 award was awarded 50% as PBUs, 25% as RSUs and 25% as stock options. The annual equity award value includes the fiscal 2023 ROIC portion of Mr. Gutierrez’s fiscal 2022 award.

MS. SCHAKE

SALARY
The Committee increased Ms. Schake’s 2023 annual salary in January 2023 by 2.0% to reflect changes in the market for executive talent and her continued outstanding performance. In connection with her contract extension and with the addition of Corporate Social Responsibility to her scope, the Committee increased Ms. Schake’s base salary by an additional 5.5% given performance and market positioning.

PERFORMANCE-BASED BONUS
Target Bonus
As set forth in her employment agreement, Ms. Schake’s target bonus for fiscal 2023 is equal to 1.5 times her fiscal year-end salary.
Other Performance Factor
The Compensation Committee applied a factor of 125% with respect to Other Performance Factors for Ms. Schake in fiscal 2023. In fiscal 2022 the Other Performance Factor was 114%.
Performance Highlights:
•Created a communications task force across key divisions to advise on major PR initiatives, including resetting narratives through media relations and executive engagement.
•Led significant efforts to protect and enhance the Company’s reputation with a wide range of stakeholders.
•Realigned communications teams to streamline functions for greater efficiency and effectiveness, enabling a more unified, collaborative and nimble approach to drive business success.

EQUITY AWARD VALUE
The annual equity award value of $1,852,537 for Ms. Schake reflects 47% of her total annual compensation for fiscal 2023. Ms. Schake’s fiscal 2023 award was awarded 50% as PBUs, 25% as RSUs and 25% as stock options. The annual equity award value includes the fiscal 2023 ROIC portion of Ms. Schake’s fiscal 2022 award.

MS. COLEMAN

SALARY	The Committee set Ms. Coleman’s 2023 annual salary upon her promotion to Senior Executive Vice President and Chief Human Resources Officer.

PERFORMANCE-BASED BONUS
Target Bonus
As set forth in her employment agreement, Ms. Coleman’s target bonus for fiscal 2023 is equal to 1.5 times her fiscal year-end salary.
Other Performance Factor
The Compensation Committee applied a factor of 139% with respect to Other Performance Factors for Ms. Coleman in fiscal 2023.
Performance Highlights:
•Bolstered outreach and engagement to amplify the Company’s brand in an authentic manner in order to attract top, diverse talent from underrepresented communities.
•Provided leadership through the company-wide strategic transformation and cost reduction efforts in fiscal 2023.
•Launched a team, partnering with technology and legal, to identify opportunities to integrate and enable technology within human resources to drive efficiencies and elevate the overall employee and human resources experience.

EQUITY AWARD VALUE
The total equity award value of $2,036,279 for Ms. Coleman reflects 51% of her total annual compensation for fiscal 2023, reflecting the annual equity award for her previous role as Senior Vice President, Human Resources for our Television businesses, which was granted in two equal installments on December 15, 2022 and July 17, 2023 and was awarded 70% in RSUs and 30% in stock options. In addition, in connection with her promotion, Ms. Coleman received additional grants of RSUs, PBUs and options on June 23, 2023, which was awarded 50% as PBUs, 25% as RSUs and 25% as stock options.

MS. MCCARTHY

SALARY	The Committee increased Ms. McCarthy’s 2023 annual salary by 3.5% to reflect changes in the market for executive talent.

PERFORMANCE-BASED BONUS
Target Bonus
As set forth in her employment agreement, Ms. McCarthy’s target bonus for fiscal 2023 is equal to two times her fiscal year-end salary. As Ms. McCarthy began a leave of absence on July 1, 2023, her fiscal 2023 target bonus has been pro-rated 75% to reflect the period of fiscal 2023 she served as Senior Executive Vice President and Chief Financial Officer.
Other Performance Factor
The Compensation Committee applied a factor of 91% with respect to Other Performance Factors for Ms. McCarthy in fiscal 2023. In fiscal 2022 the Other Performance Factor was 114%.

EQUITY AWARD VALUE
The annual equity award value of $12,953,949 for Ms. McCarthy reflects 71% of her total annual compensation for fiscal 2023. Ms. McCarthy’s fiscal 2023 award was awarded 50% as PBUs, 25% as RSUs and 25% as stock options. The annual equity award value includes the fiscal 2023 ROIC portion of Ms. McCarthy’s fiscal 2021 and 2022 awards.

Other Compensation Information
Risk Management Considerations
The Compensation Committee believes that the following features of performance-based bonus and equity programs appropriately incentivize the creation of long-term shareholder value while discouraging behavior that could lead to excessive risk:
•Financial Performance Measures. The financial metrics used to determine the amount of an executive’s bonus are measures the Committee believes drive long-term shareholder value. The ranges set for these measures are intended to reward success without encouraging excessive risk-taking.
•Limit on Bonus. The overall bonus opportunity is not expected to exceed two times the target amount, no matter how much financial performance exceeds the ranges established at the beginning of the fiscal year.
•Equity Vesting Periods. Performance-based stock units generally vest in three years. Time-based stock units and options vest annually for up to four years and options remain exercisable for ten years. These periods are designed to reward sustained performance over several periods, rather than performance in a single period.
•Equity Retention Guidelines. NEOs are required to acquire within five years of becoming an executive officer and hold as long as they are executive officers of the Company, shares (including restricted stock units) having a value of at least three times their base salary amounts, or five times in the case of the Chief Executive Officer. If these levels have not been reached, these officers are required to retain ownership of shares representing at least 75% of the net after-tax gain (100% in the case of the Chief Executive Officer) realized on exercise of options for a minimum of twelve months.
•No Hedging or Pledging. The Company’s insider trading compliance program prohibits members of the Board of Directors, NEOs and all other employees subject to the Company’s insider trading compliance program from entering into any transaction designed to hedge, or having the effect of hedging, the economic risk of owning the Company’s securities and prohibits certain persons, including members of the Board of Directors and the NEOs, from pledging Company securities.
•Clawback Policy. In connection with the SEC’s and NYSE’s recently-approved rules requiring adoption of a clawback policy applicable to incentive-based compensation for Section 16 officers of listed companies, the Company has adopted The Walt Disney Company Clawback Policy, and current Section 16 officers of the Company have agreed in writing that employment agreements and other compensation agreements and plans are subject to the policy. Under such policy, if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the Company will recoup any erroneously awarded incentive-based compensation from the Company’s current and former executive officers. Further, under the 2011 Stock Incentive Plan approved at the Company’s 2020 Annual Meeting, equity awards pursuant to the plan may be clawed back where there is reputational or financial harm to the Company, even in the absence of a restatement.
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
At the Compensation Committee’s request, management conducted its annual assessment of the risk profile of our compensation programs in November 2023. The assessment included an inventory of the compensation programs at each of the Company’s segments and an evaluation of whether any program contained elements that created risks that could have a material adverse impact on the Company. Management provided the results of this assessment to Pay Governance LLC, the Committee’s compensation consultant, which evaluated the findings and reviewed them with the Committee. As a result of this review, the Committee determined that the risks arising from the Company’s policies and practices are not reasonably likely to have a material adverse effect on the Company.

Peer Groups
SUMMARY OF PEER GROUPS
The following graph summarizes the three distinct peer groups we use for three distinct purposes and the companies that met these criteria and were included at the beginning of fiscal 2023, described in more detail below:

PERFORMANCE PEERS S&P 500
GENERAL INDUSTRY PEERS
•Alphabet, Inc. •Amazon.com, Inc. •Apple, Inc. •AT&T Inc. •Charter Communications, Inc.	•Comcast Corporation •IBM Corporation •Meta Platforms, Inc. •Microsoft Corporation •Netflix, Inc. •NIKE, Inc.	•Oracle Corporation •Paramount Global •Verizon Communications Inc. •Warner Bros. Discovery, Inc.

MEDIA INDUSTRY PEERS
•Alphabet, Inc. •Amazon.com, Inc. •Apple, Inc.	•Comcast Corporation •Meta Platforms, Inc.	•Netflix, Inc. •Paramount Global •Warner Bros. Discovery, Inc.

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
The peer group used for establishing compensation structure, policies and practices consists of companies that have:
•A consumer orientation and/or strong brand recognition;
•A global presence and operations;
•Annual revenue no less than 40% and no more than two and a half times our annual revenue; and
•As a general matter, a market capitalization in the range of approximately one-quarter to four times our market capitalization.
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
Deductibility of Compensation
For taxable years commencing after 2017, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1 million paid to any person whose compensation was required to be included in this report for any fiscal year after 2016 because such person was either the Company’s Chief Executive Officer or Chief Financial Officer or was one of the Company’s three other most highly compensated executive officers for such fiscal year. Accordingly, to the extent that compensation in excess of $1 million is payable to any such person in any fiscal year after fiscal 2018, such excess amount is likely to be non-deductible by the Company for federal income tax purposes. However, Section 162(m) exempts qualifying performance-based compensation paid after fiscal 2018 pursuant to a binding written agreement in effect on November 2, 2017. Thus, performance-based awards that were outstanding on that date or awarded thereafter pursuant to a binding written agreement can be exempt from the deduction limit if applicable requirements are met. For fiscal 2023, none of the executive officers served under employment agreements that were in place without amendment prior to November 2, 2017.
However, awards to executive officers under the annual performance-based bonus program and the long-term incentive program that were (i) granted prior to November 2, 2017, or (ii) may continue to qualify for the exemption because they were granted pursuant to a binding written agreement in effect on such date, have been or will be made payable or vest subject to achievement of a performance test based on adjusted net income in order to qualify for the exemption from Section 162(m), to the extent available. If this test is satisfied, the additional performance tests described in the Compensation Discussion and Analysis are applied to determine the actual payout of such bonuses and awards, which in order to remain deductible may not be more than the maximum level funded based on achievement of the Section 162(m) test. Adjusted net income means net income adjusted, as appropriate, to exclude the following items or variances: change in accounting principles; acquisitions; dispositions of a business; asset impairments; restructuring charges; extraordinary, unusual or infrequent items; and extraordinary litigation costs and insurance recoveries. For fiscal 2023, the adjusted net income target was $3.5 billion and the Company achieved adjusted net income of $6.9 billion. Net income was adjusted to account for transaction purchase accounting, restructuring and impairment charges, gain on sale of equity investments, content license early termination and legal compliance.
Therefore, we believe the Section 162(m) test was satisfied with respect to restricted stock units vesting based on fiscal 2023 results.

Compensation Committee Report
The Compensation Committee has:
1.reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management; and
2.based on this review and discussion, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K, amendment to its annual report on Form 10-K/A and proxy statement relating to the 2024 Annual Meeting of Shareholders.
Members of the fiscal 2023 Compensation Committee
Maria Elena Lagomasino (Chair)
Mary T. Barra
Carolyn N. Everson
Calvin R. McDonald

Compensation Tables
Fiscal 2023 Summary Compensation Table
The following table provides information concerning the total compensation earned in fiscal 2021(except for Mr. Lansberry, Mr. Gutierrez, Ms. Schake and Ms. Coleman), fiscal 2022 (except for Mr. Lansberry and Ms. Coleman) and fiscal 2023 by persons who served as Chief Executive Officer or Chief Financial Officer and the three other persons serving as executive officers at the end of fiscal 2023 who were the most highly compensated executive officers of the Company in fiscal 2023. These seven officers are referred to as the named executive officers or NEOs in this report. Information regarding the amounts in each column follows the table.

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards[1]	Option Awards	Non-Equity Incentive Plan Compensation	Change In Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total

Robert A. Iger Chief Executive Officer[2]; Former Executive Chairman	2023	$865,385	$—	$16,103,421	$10,000,027	$2,140,000	$—	$2,478,333	$31,587,166
	2022	1,096,154	—	4,670,521	2,395,104	4,370,000	—	2,466,520	14,998,299
	2021	3,000,000	—	9,479,879	9,293,921	22,920,000	—	1,205,996	45,899,796
Kevin A. Lansberry[3] Interim Chief Financial Officer	2023	765,114	—	1,383,396	592,861	1,000,000	169,497	35,964	3,946,832
Horacio E. Gutierrez[4] Senior Executive Vice President, General Counsel and Chief Compliance Officer	2023	1,322,500	—	5,544,337	1,662,525	3,000,000	—	123,073	11,652,435
	2022	870,000	2,000,000	5,951,801	2,500,013	3,783,000	—	93,194	15,198,008
Kristina K. Schake[5] Senior Executive Vice President and Chief Communications Officer	2023	755,346	—	1,390,327	462,210	1,250,000	—	86,898	3,944,781
	2022	361,250	1,500,000	2,132,366	913,287	1,320,000	—	5,444	6,232,347
Sonia L. Coleman Senior Executive Vice President and Chief Human Resources Officer	2023	646,546	—	1,827,251	209,028	1,250,000	73,971	25,277	4,032,073
Robert A. Chapek Former Chief Executive Officer[2]	2023	673,077	—	1,324,503	—	—	220,581	7,722,231	9,940,392
	2022	2,500,000	—	10,810,832	3,750,020	6,750,000	—	372,151	24,183,003
	2021	2,500,000	—	10,215,466	3,750,012	14,330,000	1,358,505	310,310	32,464,293
Christine M. McCarthy[3] Former Senior Executive Vice President and Chief Financial Officer	2023	2,052,500	—	9,953,921	3,000,028	3,000,000	—	127,890	18,134,339
	2022	1,980,000	—	8,935,794	3,375,042	5,820,000	—	124,833	20,235,669
	2021	1,903,754	—	6,922,854	5,000,015	7,680,000	103,152	119,440	21,729,215

1Stock awards for each fiscal year include awards subject to performance conditions that were valued based on the probability that performance targets will be achieved. For Mr. Iger, Mr. Gutierrez, Ms. Schake, Mr. Chapek and Ms. McCarthy, fiscal 2023 includes $1,103,364, $556,679, $3,712, $1,324,503 and $953,844, respectively, related to the portion of awards from fiscal 2021 and fiscal 2022 having ROIC targets, which were established on November 29, 2022. Assuming the highest level of performance conditions are achieved, the grant date stock awards values are outlined below:

Fiscal Year	Mr. Iger	Mr. Lansberry	Mr. Gutierrez	Ms. Schake	Ms. Coleman	Mr. Chapek	Ms. McCarthy

2023	$33,073,344	$1,383,396	$8,817,198	$2,149,166	$2,270,390	$2,351,227	$15,660,185
2022	7,489,338	—	8,694,020	2,143,642	—	15,733,462	12,969,186
2021	12,101,153	—	—	—	—	11,963,950	7,767,106
2In fiscal 2020, Mr. Iger served as Chief Executive Officer until February 24, 2020, when he was appointed Executive Chairman. Mr. Chapek was appointed Chief Executive Officer on February 24, 2020 and served as Chief Executive Officer until November 20, 2022, at which time Mr. Iger again assumed the role of Chief Executive Officer. In fiscal 2022, Mr. Chapek was entitled to receive compensation under the annual performance-based bonus program pursuant to his employment agreement because his termination occurred after the end of the fiscal year. For details on the treatment of Mr. Chapek’s equity awards following his separation from the Company, please see the section titled “Executive Compensation — Compensation Tables — Potential Payments and Rights on Termination or Change in Control — Termination Pursuant to Company Termination Right Other Than for Cause or By Executive for Good Reason” below.
3Ms. McCarthy began a leave of absence on July 1, 2023, at which point she ceased to serve as Senior Executive Vice President and Chief Financial Officer, and began serving as Strategic Advisor. On July 1, 2023, Mr. Lansberry began serving as Interim CFO, remaining in this role through the end of fiscal 2023 and until Hugh Johnston joined the Company on December 4, 2023.
4Mr. Gutierrez joined the Company on February 1, 2022. In connection with his hiring, Mr. Gutierrez received a cash sign-on bonus of $2,000,000, primarily to replace forgone compensation from his previous employer.
5Ms. Schake joined the Company on April 1, 2022 as Executive Vice President, Global Communications. In connection with her hiring, Ms. Schake received a cash sign-on bonus of $1,500,000 given her outstanding qualifications and extraordinary experience in both the public and private sectors, and to secure her acceptance of employment with the Company. On June 29, 2022, Ms. Schake was promoted to Senior Executive Vice President and Chief Communications Officer.
Salary. This column sets forth the base salary earned during each fiscal year. On July 1, 2023, Ms. McCarthy began a leave of absence and started serving in her new role as Strategic Advisor. In her capacity as Strategic Advisor, for fiscal 2023 she received $517,500.
Stock Awards. This column sets forth the grant date fair value of the restricted stock unit awards granted to the NEOs during each fiscal year as part of the Company’s long-term incentive compensation program. The grant date fair value of these awards was calculated by multiplying the number of units awarded by the average of the high and low trading price of the Company’s common stock on the grant date, subject to valuation adjustments for restricted stock unit awards subject to vesting conditions other than, with respect to certain legacy awards to Ms. McCarthy, the test to assure deductibility under Section 162(m) of the Internal Revenue Code. The valuation adjustments for performance-based awards reflect the fact that the number of shares received on vesting varies based on the level of performance achieved and were determined using a Monte Carlo simulation that determines the probability that the performance targets will be achieved. The grant date fair value of the restricted stock unit awards granted during fiscal 2023 is also included in the Fiscal 2023 Grants of Plan Based Awards Table.
Option Awards. This column sets forth the grant date fair value of options to purchase shares of the Company’s common stock granted to the NEOs during each fiscal year. The grant date fair value of these options was calculated using a binomial option pricing model. The assumptions used in estimating the fair value of these options are set forth in footnote 12 to the Company’s Audited Financial Statements for fiscal 2023. The grant date fair value of the options granted during fiscal 2023 is also included in the Fiscal 2023 Grants of Plan Based Awards Table.
Non-Equity Incentive Plan Compensation. This column sets forth the amount of compensation earned by the NEOs under the Company’s annual performance-based bonus program during each fiscal year. A description of the Company’s annual performance-based bonus program is included in the section “Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Program Structure—Objectives and Methods” and the determination of performance-based bonuses for fiscal 2023 is described in the section “Executive Compensation — Compensation Discussion and Analysis — Fiscal 2023 Compensation Decisions.”
Change in Pension Value and Non-Qualified Deferred Compensation Earnings. This column reflects the aggregate change in the actuarial present value of each NEO’s accumulated benefits under all defined benefit plans, including supplemental plans, during each fiscal year. The amounts reported in this column vary with a number of factors, including the discount rate applied to determine the value of future payment streams, the NEO’s age and additional earned benefits as a result of an additional year of service. The discount rate used pursuant to pension accounting rules to calculate the present value of future payments for fiscal 2021 was 2.88%, for fiscal 2022 was 5.44% and for fiscal 2023 was 5.94%. Neither increases nor decreases in pension value resulting from changes in the discount rate result in any increase or decrease in benefits payable to participants under the plan. As Mr. Gutierrez and Ms. Schake joined the

Company in 2022, they are not eligible for the Company’s defined benefit pension. For Mr. Iger and Ms. McCarthy, their age factors drove the change in pension value for such year to be negative (-$1,337,423 and -$118,908, respectively). Mr. Lansberry, Mr. Chapek and Ms. McCarthy were credited with earnings on deferred compensation as disclosed below under “Executive Compensation — Compensation Tables — Fiscal 2023 Non-Qualified Deferred Compensation Table.” These earnings were at rates that were not above market rates and therefore are not reported in this column.
All Other Compensation. This column sets forth all of the compensation for each fiscal year that we could not properly report in any other column of the table, including:
•the incremental cost to the Company of perquisites and other personal benefits;
•the amount of Company contributions to employee savings plans;
•the dollar value of insurance premiums paid by the Company with respect to excess liability insurance for the NEOs; and
•the dollar amount of matching charitable contributions made to charities pursuant to the Company’s charitable gift matching program, which is available to all regular U.S. employees with at least one year of service.
The dollar amount of matching charitable contributions in fiscal 2023 was $50,000 for Mr. Iger, $12,250 for Mr. Gutierrez, $3,100 for Ms. Coleman, $40,000 for Mr. Chapek and $50,000 for Ms. McCarthy.
The dollar amount the Company contributed to both the Disney Retirement Savings Plan (for Mr. Gutierrez, Ms. Schake and Mr. Iger) and Key Employee Retirement Savings Plan (for Mr. Iger) in fiscal 2023 was $104,850 for Mr. Iger, $9,900 for Mr. Gutierrez and $9,900 for Ms. Schake. The Retirement Savings Plan is a defined contribution plan for eligible salaried employees funded by the Company. After a year of service, the Company will make quarterly contributions based on a combination of age and years of service and eligible pay. The Key Employee Retirement Savings Plan is a defined contribution plan funded by the Company. The Plan is a non-qualified plan under IRS regulations that is intended to restore or replace certain benefits that cannot be provided under the qualified Retirement Savings Plan due to IRS compensation limits.
Upon his retirement on December 31, 2021, the consulting period established under Mr. Iger’s then current employment agreement with the Company commenced. In connection with his consulting agreement, Mr. Iger received quarterly payments of $500,000 for each quarter he served in this capacity; for fiscal 2023 he received $271,739.
On November 20, 2022, the Board decided to exercise its right to terminate Mr. Chapek’s employment without cause. In connection with this termination, Mr. Chapek received cash termination payments in fiscal 2023 of $6,527,397 in remaining base salary through the scheduled expiration date of his amended employment agreement and $1,027,397 in the form of a pro-rated target bonus.
In accordance with the SEC’s interpretations of its rules, this column also sets forth the incremental cost to the Company of certain items that are provided to the NEOs for business purposes but which may not be considered integrally related to their duties. The following table sets forth the incremental cost to the Company of each other perquisite and other personal benefit that exceeded the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for an NEO in fiscal 2023.

	Personal Air Travel	Security	Relocation	Other	Total

Robert A. Iger	$793,993	$1,236,703	$—	$15,244	$2,045,940
Kevin A. Lansberry	—	—	14,800	13,136	27,936
Horacio E. Gutierrez	76,589	—	—	15,400	91,989
Kristina K. Schake	—	—	57,480	14,400	71,880
Sonia L. Coleman	—	—	—	13,840	13,840
Robert A. Chapek	35,226	73,743	—	17,200	126,169
Christine M. McCarthy	53,536	—	—	15,400	68,936

The incremental cost to the Company of the items specified above was determined as follows:
•Personal air travel: the actual catering costs, landing and ramp fees, fuel costs and lodging costs incurred by flight crew plus a per hour charge based on the average hourly maintenance costs for the aircraft during the year for flights that were purely personal in nature, and a pro-rata portion of catering costs where personal guests accompanied an NEO on flights that were business in nature. Where a personal flight coincided with the repositioning of an aircraft following a business flight, only the incremental costs of the flight compared to an immediate repositioning of the aircraft are included. Our CEO is required for security reasons to use corporate aircraft for all personal travel.
•Security: the actual costs incurred by the Company for providing security services and equipment.
•Relocation: the actual amount provided to accommodate the cost expended by Mr. Lansberry and Ms. Schake with regard to their relocations.
The “Other” column in the table above reflects the incremental cost to the Company of vehicle benefits including a fixed monthly payment to offset the costs of owning and maintaining an automobile, personal air travel (except for personal air travel that is separately identified in the “personal air travel” column in the table above), reimbursement of up to $1,000 per calendar year for wellness-related purposes such as fitness and nutrition management and reimbursement of expenses for financial consulting.
The Company provides employees with benefits and perquisites based on competitive market conditions. All salaried employees, including the NEOs, receive the following benefits: (i) health care coverage; (ii) life and disability insurance protection; (iii) reimbursement of certain educational expenses; (iv) access to favorably priced group insurance coverage; (v) Company matching of gifts of up to $25,000 per employee (and $50,000 per Senior Executive Vice President and Chairman directly reporting to the CEO) each calendar year to qualified charitable organizations; and (vi) complimentary streaming subscription for the ad-supported Disney Bundle. Additionally, employees at the vice president level and above, including NEOs, receive the following benefits, each of which involved no incremental cost to the Company: (i) complimentary access to the Company’s theme parks and some resort facilities; (ii) discounts on Company merchandise and resort facilities; and (iii) personal use of tickets acquired by the Company for business entertainment when they become available because no business use has been arranged.

Fiscal 2023 Grants of Plan Based Awards Table
The following table provides information concerning the range of awards available to the NEOs under the Company’s annual performance-based bonus program for fiscal 2023 and information concerning the option grants and restricted stock unit awards made to the NEOs during fiscal 2023. Additional information regarding the amounts reported in each column follows the table.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Closing Price of Shares Underlying Options	Grant Date Fair Value of Stock and Option Awards[1]
		Approval Date	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Robert A. Iger		11/20/22	11/20/22								278,699	$92.04	$91.80	$10,000,027
	(A)	11/20/22	11/20/22				85,000	169,999	339,998					15,000,057
	(B)	11/29/22	11/29/22				5,797	11,593	18,720					1,103,364
				$665,000	$1,900,000	$3,800,000
Kevin A. Lansberry		12/15/22	12/15/22								1,199	91.62	90.49	41,277
		12/15/22	12/15/22								7,412	91.62	90.49	255,169
		6/23/23	07/17/23								1,346	86.90	85.56	41,259
		6/23/23	07/17/23								8,324	86.90	85.56	255,156
		12/15/22	12/15/22							1,051				96,290
		12/15/22	12/15/22							6,499				595,422
		6/23/23	07/17/23							1,108				96,280
		6/23/23	07/17/23							6,852				595,405
				$205,996	$588,561	$1,177,122
Horacio E. Gutierrez		12/15/22	12/15/22								48,292	91.62	90.49	1,662,525
		12/15/22	12/15/22							18,147				1,662,583
	(A)	12/15/22	12/15/22				16,485	32,970	65,940					3,325,076
	(B)	11/29/22	11/29/22				2,925	5,849	11,698					556,679
				$931,000	$2,660,000	$5,320,000
Kristina K. Schake		12/15/22	12/15/22								13,426	91.62	90.49	462,210
		12/15/22	12/15/22							5,045				462,210
	(A)	12/15/22	12/15/22				4,583	9,166	18,332					924,405
	(B)	11/29/22	11/29/22				20	39	78					3,712
				$409,500	$1,170,000	$2,340,000
Sonia L. Coleman		6/23/23	06/23/23								6,654	88.00	88.10	209,028
		12/15/22	12/15/22							1,638				150,069
		12/15/22	12/15/22							4,912				450,025
		6/23/23	06/23/23							2,375				209,006
		6/23/23	07/17/23							1,727				150,068
		6/23/23	07/17/23							5,179				450,029
	(A)	6/23/23	06/23/23				2,447	4,893	9,786					418,054
				$393,750	$1,125,000	$2,250,000
Robert A. Chapek[2]	(B)	11/29/22	11/29/22				6,958	13,917	24,704					1,324,503

Christine M. McCarthy		12/15/22	12/15/22								87,143	91.62	90.49	3,000,028
		12/15/22	12/15/22							32,745				3,000,015
	(A)	12/15/22	12/15/22				29,747	59,494	118,988					6,000,062
	(B)	11/29/22	11/29/22				5,011	10,022	18,480					953,844
				$1,086,750	$3,105,000	$6,210,000
1Stock awards for fiscal 2023 subject to performance conditions were valued based on the probability that performance targets will be achieved. Assuming the highest level of performance conditions are achieved, the grant date stock award values would be $33,073,344, $7,154,615, $1,686,956, $861,192, $2,351,227 and $12,660,170 for Mr. Iger, Mr. Gutierrez, Ms. Schake, Ms. Coleman, Mr. Chapek and Ms. McCarthy, respectively, for the performance-based awards made on November 20, 2022 (for Mr. Iger), November 29, 2022 (for Mr. Iger, Mr. Gutierrez, Ms. Schake, Mr. Chapek and Ms. McCarthy), December 15, 2022 (for Mr. Gutierrez, Ms. Schake and Ms. McCarthy) and June 23, 2023 (for Ms. Coleman).
2Mr. Chapek separated from the Company effective November 20, 2022. While he was not with the Company at the time, awards shown reflect ROIC portions of awards from previous fiscal years granted on November 29, 2022, which Mr. Chapek will continue to vest in, as further discussed in the section “Executive Compensation — Potential Payments and Rights on Termination or Change in Control” below.

Grant Date. The Compensation Committee made the annual grant of stock options and restricted stock unit awards for fiscal 2023 on December 15, 2022 for those executives (other than Mr. Iger) serving as NEOs at that date. Mr. Iger’s awards for fiscal year 2023 were made on November 20, 2022, the date he recommenced his employment with the Company. As ROIC targets for fiscal 2023 were set on November 29, 2022, for purposes of the above chart for fiscal 2021 and 2022 ROIC portions were considered granted on that date. A portion of the fiscal 2023 PBUs granted on December 15, 2022 are subject to the ROIC performance test, as described below. Based on the Company’s fiscal 2023 ROIC, 103.38% of the reported portion of fiscal 2021 awards will vest and 106.75% of the reported portion of fiscal 2022 awards will vest. The ROIC target for fiscal 2024 was set in November 2023 for the remaining portion of those grants, and the grant date values for the remaining portions of those grants will be reported for the appropriate fiscal year when the applicable targets are established. For most equity recipients other than the executive officers, the fiscal 2023 annual grant was split into two equal installments, with the first half being granted on December 15, 2022 and the second half being granted on July 17, 2023. As both Mr. Lansberry and Ms. Coleman were not serving as executive officers at the time of the first portion of the annual grant, consistent with the treatment for most equity recipients other than the executive officers, they received their annual equity awards in two equal installments. In addition, Ms. Coleman received a promotion grant on June 23, 2023.
Estimated Future Payouts Under Non-Equity Incentive Plan Awards. As described in the section “Executive Compensation — Compensation Discussion and Analysis,” the Compensation Committee sets the target bonus opportunity for the NEOs at the beginning of the fiscal year as a percentage of fiscal year-end salary, and the actual bonuses for the NEOs may, except in special circumstances such as unusual challenges or extraordinary successes, range from 35% to 200% of the target level based on the Compensation Committee’s evaluation of financial and other performance factors for the fiscal year. The bonus amount may be zero if actual performance is below the specified threshold levels or less than the calculated amounts if the Compensation Committee otherwise decides to reduce the bonus. As addressed in the discussion of “Executive Compensation — Compensation Discussion and Analysis,” the employment agreements of each executive officer require that the target used to calculate the bonus opportunity (but not the actual bonus awarded) be at least the amount specified in each agreement. As Mr. Lansberry served as Interim CFO for a portion of fiscal 2023 on an at-will basis, his target is prorated between his previous bonus and Interim CFO bonus amount based on the portion of the year he served in either role. This column shows the range of potential bonus payments for each NEO from the threshold to the maximum based on the target range set at the beginning of the fiscal year. The actual bonus amounts received for fiscal 2023 are set forth in the “Non-Equity Incentive Plan Compensation” column of the “Fiscal 2023 Summary Compensation Table.”
Estimated Future Payouts Under Equity Incentive Plan Awards. This column sets forth the number of restricted stock units awarded to the NEOs during fiscal 2023 that are subject to performance tests as described below. These include units awarded to each of the NEOs then serving as an executive officer as part of the annual grant in December 2022 and, for Mr. Iger, Mr. Gutierrez, Ms. Schake, Mr. Chapek and Ms. McCarthy, when fiscal 2023 ROIC targets were set with respect to fiscal 2021 and 2022 grants in November 2022. In addition, in connection with her promotion, Ms. Coleman received a promotion award including PBUs on June 23, 2023. The vesting dates for all of the outstanding restricted stock unit awards held by the NEOs as of the end of fiscal 2023 are set forth in the “Fiscal 2023 Outstanding Equity Awards at Fiscal Year-End Table” below.
All units in Row (A) are subject to the following vesting conditions: Half of the units subject to the performance test are subject to a TSR test and half of the units are subject to an ROIC test.
•For the half of the units subject to the TSR performance test:
◦None of the units related to this measure vest if the Company’s TSR is below the 25th percentile of the S&P 500 for that measure.
◦If the Company’s TSR is at or above the 25th percentile of the S&P 500 for the related measure, the number of units related to that measure that vest will vary from 50% of the target number related to that measure (at the 25th percentile) to 100% of the target number related to that measure (at the 55th percentile) to 200% of the target number related to that measure (at or above the 75th percentile) (in each case, plus dividend equivalent units).
•For the half of the units subject to the ROIC performance test:
◦None of the units related to this measure vest if the Company’s fiscal year ROIC performance in the applicable performance period is below the threshold of target ROIC.
◦If the Company’s ROIC is above the threshold in the two-year period with respect to the award made November 20, 2022 and the three-year period for awards made on December 15, 2022 and June 23, 2023, the number of units related to that measure for that year that vest will vary from 50% of the target number related to that measure (equals threshold) to 200% of the target number related to that measure (exceeds maximum) (in each case, plus dividend equivalent units).

All units in Row (B) are subject to a ROIC test.
•None of the units related to this measure will vest if the Company’s fiscal year ROIC performance in each of the applicable performance periods is below the threshold of target ROIC.
•If the Company’s ROIC is above the threshold in any fiscal year, the number of units related to that measure for that year that vest will vary from 50% of the target number related to that measure (equals threshold) to 200% of the target number related to that measure for fiscal 2022 and 150% for fiscal 2021(exceeds maximum) (in each case, plus dividend equivalent units).
See “Executive Compensation — Compensation Discussion and Analysis — Executive Compensation Program Structure — Objectives and Methods — Compensation at Risk” above for a discussion of how ROIC for the Company is calculated.
When dividends are distributed to shareholders, dividend equivalents are credited in an amount equal to the dollar amount of dividends on the number of units held on the dividend record date divided by the fair market value of the Company’s shares of common stock on the dividend distribution date. Dividend equivalents vest only when, if and to the extent that the underlying units vest.
All Other Stock Awards: Number of Shares of Stock or Units. This column sets forth the number of restricted stock units awarded to the NEOs during fiscal 2023. For all executive officers that received restricted stock units, awards were made on December 15, 2022. For most equity recipients other than the executive officers, the fiscal 2023 annual grant was split into two equal installments, with the first half being granted on December 15, 2022 and the second half being granted on July 17, 2023. As both Mr. Lansberry and Ms. Coleman were not serving as executive officers at the time of the first portion of the annual grant, consistent with the treatment for most equity recipients other than the executive officers, they received their annual equity awards in two equal installments. In addition, in connection with her promotion, Ms. Coleman received a promotion award including restricted stock units on June 23, 2023. The vesting dates for these options are set forth in the “Fiscal 2023 Outstanding Equity Awards at Fiscal Year-End Table” below.
All Other Option Awards: Number of Securities Underlying Options. This column sets forth the options to purchase shares of the Company’s common stock granted to the NEOs then serving as an executive officer as part of the annual grant in December 2022. As previously discussed, Mr. Lansberry received his annual grants of options in two equal installments on December 15, 2022 and July 17, 2023. In addition, in connection with her promotion, Ms. Coleman received a promotion award including options on June 23, 2023. The vesting dates for these options are set forth in the “Fiscal 2023 Outstanding Equity Awards at Fiscal Year-End Table” below. These options are scheduled to expire ten years after the date of grant.
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
Grant Date Fair Value of Stock and Option Awards. This column sets forth the grant date fair value of the stock and option awards granted during fiscal 2023 calculated in accordance with applicable accounting requirements. The grant date fair value of all restricted stock unit awards and options is determined as described in the section “Grant Date” above.

Fiscal 2023 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information concerning outstanding unexercised options and unvested restricted stock unit awards held by the NEOs as of September 30, 2023. Additional information regarding the amounts reported in each column follows the table.

	Option Awards (A)					Stock Awards
		Number of Securities Underlying Unexercised Options						Equity Incentive Plan Awards
	Grant Date	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (A)	Market Value of Units That Have Not Vested (B)	Number of Unearned Units That Have Not Vested (C)(D)	Market Value of Unearned Units That Have Not Vested (B)

Robert A. Iger	12/18/2014	372,412	—	$92.24	12/18/2024
	12/17/2015	271,331	—	113.23	12/17/2025
	12/21/2016	321,694	—	105.21	12/21/2026
	12/19/2017	295,237	—	111.58	12/19/2027
	12/19/2018	291,891	—	110.54	12/19/2028
	3/21/2019	46,803	—	109.26	3/21/2029
	12/17/2019	197,762	65,921	148.04	12/17/2029
	12/17/2020	111,264	55,632	173.40	12/17/2030			35,732	2,896,079
	12/14/2021	16,750	33,499	150.07	12/14/2031			10,640	862,372
	11/20/2022	—	278,699	92.04	11/20/2032			169,999 (E)	13,778,419
Kevin A. Lansberry	12/21/2016	2,555	—	105.21	12/21/2026
	12/19/2017	6,426	—	111.58	12/19/2027
	12/19/2018	12,633	—	110.54	12/19/2028
	12/17/2019	11,553	3,851	148.04	12/17/2029	1,419	115,010
	12/17/2020	2,993	1,497	173.40	12/17/2030	1,122	90,938
	3/8/2021	2,405	1,203	198.41	3/8/2031	980	79,429
	6/22/2021	3,182	1,591	173.53	6/22/2031	1,121	90,857
	12/14/2021	5,193	5,193 (F)	150.07	12/14/2031	3,849 (G)	311,961
	12/15/2022	1,235	6,177 (H)	91.62	12/15/2032	5,416 (I)	438,967
	12/15/2022	199	1,000 (H)	91.62	12/15/2032	876 (I)	71,000
	7/17/2023	—	1,346 (J)	86.90	7/17/2033	1,108 (K)	89,803
	7/17/2023	—	8,324 (J)	86.90	7/17/2033	6,852 (K)	555,355
Horacio E. Gutierrez	3/8/2022	19,211	38,421 (L)	132.39	3/8/2032	12,589 (M)	1,020,338	23,394 (N)	1,896,043
	12/15/2022	—	48,292	91.62	12/15/2032	18,147	1,470,814	32,970	2,672,219

	Option Awards (A)					Stock Awards
		Number of Securities Underlying Unexercised Options						Equity Incentive Plan Awards
	Grant Date	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (A)	Market Value of Units That Have Not Vested (B)	Number of Unearned Units That Have Not Vested (C)(D)	Market Value of Unearned Units That Have Not Vested (B)

Kristina K. Schake	6/27/2022	8,484	16,970 (O)	97.02	6/27/2032	14,432 (P)	1,169,714	—	—
	9/28/2022	121	242	97.66	9/28/2032	90	7,295	155	12,563
	12/15/2022	—	13,426	91.62	12/15/2032	5,045	408,897	9,166	742,904
Sonia L. Coleman	12/19/2018	1,742	—	110.54	12/19/2028
	12/17/2019	4,951	1,651	148.04	12/17/2029	608	49,278
	12/17/2020	1,437	718	173.40	12/17/2030	538	43,605
	3/8/2021	1,155	577	198.41	3/8/2031	471	38,175
	6/22/2021	1,527	764	173.53	6/22/2031	538	43,605
	12/14/2021	—	—	—	—	3,999 (G)	324,119
	3/8/2022	—	—	—	—	5,288 (Q)	428,592
	12/15/2022	—	—	—	—	1,365 (I)	110,633
	12/15/2022	—	—	—	—	4,094 (I)	331,819
	6/23/2023	—	6,654	88.00	6/23/2033	2,375	192,494	4,893	396,578
	7/17/2023	—	—	—	—	1,727 (K)	139,973
	7/17/2023	—	—	—	—	5,179 (K)	419,758

	Option Awards (A)					Stock Awards
		Number of Securities Underlying Unexercised Options						Equity Incentive Plan Awards
	Grant Date	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Number of Units That Have Not Vested (A)	Market Value of Units That Have Not Vested (B)	Number of Unearned Units That Have Not Vested (C)(D)	Market Value of Unearned Units That Have Not Vested (B)

Robert A. Chapek	12/19/2013	53,233	—	72.59	12/19/2023	—	—	—	—
	12/18/2014	53,077	—	92.24	12/18/2024	—	—	—	—
	12/17/2015	39,796	—	113.23	12/17/2025	—	—	—	—
	12/21/2016	49,621	—	105.21	12/21/2026	—	—	—	—
	12/19/2017	45,691	—	111.58	12/19/2027	—	—	—	—
	12/19/2018	75,227	—	110.54	12/19/2028	—	—	—	—
	12/17/2019	47,285	15,762	148.04	12/17/2029	2,773	224,752	—	—
	2/28/2020	29,223	9,741	115.76	2/28/2030	2,231	180,823	—	—
	12/17/2020	44,894	22,447	173.40	12/17/2030	6,887	558,191	25,032	2,028,803
	12/14/2021	26,225	52,450	150.07	12/14/2031	15,917	1,290,073	30,635	2,482,926
Christine M. McCarthy	12/19/2013	30,687	—	72.59	12/19/2023	—	—	—	—
	12/18/2014	28,839	—	92.24	12/18/2024	—	—	—	—
	12/17/2015	41,722	—	113.23	12/17/2025	—	—	—	—
	12/21/2016	50,396	—	105.21	12/21/2026	—	—	—	—
	12/19/2017	64,252	—	111.58	12/19/2027	—	—	—	—
	12/19/2018	76,621	—	110.54	12/19/2028	—	—	—	—
	12/17/2019	77,702	25,901	148.04	12/17/2029	—	—	4,771	386,690
	12/17/2020	59,859	29,929	173.40	12/17/2030	6,886	558,110	12,516	1,014,422
	12/14/2021	23,603	47,205	150.07	12/14/2031	14,325	1,161,041	27,571	2,234,630
	12/15/2022	—	87,143	91.62	12/15/2032	32,745	2,653,982	59,494	4,821,989
Number of Securities Underlying Unexercised Options: Exercisable and Unexercisable. These columns set forth, for each NEO and for each grant made to the officer, the number of shares of the Company’s common stock that could be acquired upon exercise of outstanding options at the end of fiscal 2023. The vesting schedule for each option with unexercisable shares is shown under “Vesting Schedule” below. The vesting of options held by the NEOs may be accelerated in the circumstances described under the section “Executive Compensation — Compensation Tables — Potential Payments and Rights on Termination or Change in Control” below.
Number; Market Value of Units of Stock That Have Not Vested. These columns report the number and market value, respectively, of shares underlying each grant of restricted stock units to each officer that is not subject to performance vesting conditions nor the test to assure eligibility for deduction pursuant to Section 162(m). The number of shares includes dividend equivalent units that have accrued for dividends payable through September 30, 2023. The market value is equal to the number of shares underlying the units times the closing market price of the Company’s common stock on September 29, 2023, the last trading day of the Company’s fiscal year. The vesting schedule for each grant is shown below, with grants identified by the letter following the number of shares underlying the grant. Vesting of restricted stock units held by NEOs may be accelerated in the circumstances described under the section “Executive Compensation — Compensation Tables — Potential Payments and Rights on Termination or Change in Control” below.
Number; Market Value of Unearned Units That Have Not Vested. These columns set forth the target number and market value, respectively, of shares of the Company’s common stock underlying each restricted stock unit award held by each NEO that is subject to performance-based vesting conditions and/or the test to assure eligibility for deduction pursuant to Section 162(m). The number of shares includes dividend equivalent units that have accrued for dividends payable through September 30, 2023. The market value is equal to the number of shares underlying the units multiplied by the closing market price of the Company’s common stock on September 29, 2023, the last trading day of the Company’s fiscal year. The vesting schedule and performance tests and/or the test to assure eligibility under Section 162(m) are shown in “Vesting Schedule” below.
Vesting Schedule. The options reported above that are not yet exercisable and restricted stock unit awards that have not yet vested are scheduled to become exercisable and vest as set forth below.
(A)Unless otherwise noted, stock options and restricted stock units granted before December 2020 will vest 25% on each of the first four anniversaries of the grant date. Grants made in or after December 2020 will vest one-third on each of the first three anniversaries of the grant date.
(B)Amounts may not sum to total due to rounding.
(C)Unless otherwise noted, PBUs will cliff vest on the third anniversary of grant date, based on 3-year TSR versus S&P 500 and absolute ROIC tests for each of the fiscal years in the 3-year period (targets set each year for awards made in 2020 and 2021; 3-year target set for awards made in December 2022 and June 2023).
(D)While restricted stock units will vest 25% on each of the first four anniversaries of the grant date for grants made before December 2020 and one-third on each of the first three anniversaries of the grant date for grants made in or after December 2020, grants before 2020 for Ms. McCarthy are also subject to a performance test to assure eligibility for deduction under Section 162(m).
(E)PBUs will cliff vest on November 20, 2024, based on 2-year TSR versus S&P 500 and absolute ROIC test for the fiscal years in the 2-year period.
(F)Unexercisable options will vest one-third on December 14, 2023, June 14, 2024 and December 14, 2024.
(G)Restricted stock units will vest one-third on December 14, 2023, June 14, 2024 and December 14, 2024.
(H)Unexercisable options will vest one-fifth on December 15, 2023, June 15, 2024, December 15, 2024, June 15, 2025 and December 15, 2025.
(I)Restricted stock units will vest one-fifth on December 15, 2023, June 15, 2024, December 15, 2024, June 15, 2025 and December 15, 2025.
(J)Unexercisable options will vest one-sixth on January 17, 2024, July 17, 2024, January 17, 2025, July 17, 2025, January 17, 2026 and July 17, 2026.
(K)Restricted stock units will vest one-sixth on January 17, 2024, July 17, 2024, January 17, 2025, July 17, 2025, January 17, 2026 and July 17, 2026.
(L)Unexercisable options will vest one-half on December 14, 2023 and December 14, 2024.
(M)Restricted stock units will vest one-half December 14, 2023 and December 14, 2024.
(N)PBUs will cliff vest on December 14, 2024, based on 3-year TSR versus S&P 500 and absolute ROIC tests for each of the fiscal years in the 3-year period (targets set each year).
(O)Unexercisable options will vest one-fourth on December 27, 2023, June 27, 2024, December 27, 2024 and June 27, 2025.
(P)Restricted stock units will vest one-fourth on December 27, 2023, June 27, 2024, December 27, 2024 and June 27, 2025.
(Q)Restricted stock units will vest in full on March 8, 2024.

Vesting of Equity
Options and restricted stock units continue to vest beyond retirement (and options remain exercisable) if (1) they were awarded at least one year prior to the date of an employee’s retirement and (2) the employee was age 60 or older and had at least ten years of service on the date such employee retired. In these circumstances:
•Options continue to vest following retirement according to the original vesting schedule. They remain exercisable for up to five years following retirement. Options do not, however, remain exercisable beyond the original expiration date of the option.
•Restricted stock units continue to vest following retirement according to the original vesting schedule, but vesting remains subject to any applicable performance conditions (except, in some cases, the test to ensure that the compensation is deductible pursuant to Section 162(m)).
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
Fiscal 2023 Option Exercises and Stock Vested Table
The following table provides information concerning the exercise of options and vesting of restricted stock unit awards held by the NEOs during fiscal 2023.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Robert A. Iger	—	$—	32,261	$2,898,206
Kevin A. Lansberry	—	—	10,129	927,022
Horacio E. Gutierrez	—	—	6,295	592,013
Kristina K. Schake	—	—	7,261	638,704
Sonia L. Coleman	—	—	6,599	608,053
Robert A. Chapek	60,860	2,888,923	44,675	4,058,593
Christine M. McCarthy	42,533	2,006,282	33,140	2,995,761
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

Equity Compensation Plans
The following table summarizes information, as of September 30, 2023, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares of the Company’s common stock may be granted from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A)) (C)

Equity compensation plans approved by security holders[1]	42,410,1882;3	$120.20[4]	92,644,2263;5
Equity compensation plans not approved by security holders	—	—	—
Total	42,410,1882;3	$120.20[4]	92,644,2263;5
1These plans are the Company’s Amended and Restated 2011 Stock Incentive Plan, The Walt Disney Company/Pixar 2004 Equity Incentive Plan (the “Disney/Pixar Plan”, which was assumed by the Company in connection with the acquisition of Pixar) and The Walt Disney Company/TFCF 2013 Equity Incentive Plan (the “Disney/TFCF Plan”, which was assumed by the Company in connection with the acquisition of TFCF). The Disney/TFCF Plan expired on October 18, 2023 and these shares are no longer able to be granted.
2Includes an aggregate of 24,191,694 time-based restricted stock units and PBUs. Includes an aggregate of 11,640 restricted stock units granted under the Disney/Pixar Plan, which was approved by the shareholders of Pixar prior to the Company’s acquisition.
3Assumes shares issued upon vesting of PBUs vest at 100% of target number of units. For awards granted in fiscal 2021, the actual number of shares issued on vesting of PBUs could be zero to 150% of the target number of PBUs. For awards granted in fiscal 2022 and 2023, the actual number of shares issued on vesting of PBUs could be zero to 200% of the target number of PBUs.
4Reflects the weighted average exercise price of outstanding options; excludes restricted stock units and PBUs.
5Includes 382,356 securities available for future issuance under the Disney/Pixar Plan, which was approved by the shareholders of Pixar prior to the Company’s acquisition. Includes 27,720,535 securities available for future issuance under the Disney/TFCF Plan, which was approved by the shareholders of TFCF prior to the Company’s acquisition and has since expired on October 18, 2023. No shares remain available for future issuance under the Disney/TFCF Plan. Assumes all awards are made in the form of options. Each award of one restricted stock unit under the 2011 Stock Incentive Plan reduces the number of shares available under the plan by two, so the number of securities available for issuance will be smaller to the extent awards are made as restricted stock units.
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
In calendar year 2023, the maximum compensation limit under a tax-qualified plan was $330,000 and the maximum annual benefit that may be accrued under a tax-qualified defined benefit plan was $265,000. The Company maintains a supplemental non-qualified, unfunded plan, the Amended and Restated Key Plan, which provides to key salaried employees the retirement benefits that cannot be provided under our tax-qualified plans because of these limitations and certain other limitations applicable to qualified plans. Under this plan, benefits are calculated in the same manner as under the Disney Salaried Pension Plan D (with the amounts payable offset by the benefits that are provided under the qualified plans), including the differences in benefit determination for years before and after January 1, 2012, described above, except as follows:
•starting on January 1, 2017, average annual compensation used for calculating benefits under the plans for any participant was capped at the greater of $1,000,000 or the participant’s average annual compensation determined as of January 1, 2017; and
•benefits for persons who were NEOs on January 1, 2012 are limited to the amount the executive officer would have received had the plan in effect prior to its January 1, 2012 amendment continued without change.

Company employees who either transferred to the Company from ABC, Inc. after the Company’s acquisition of ABC or worked for a legacy ABC company (e.g., ESPN) are also eligible to receive benefits under the Disney Salaried Pension Plan A (formerly known as the ABC, Inc. Retirement Plan) and a Benefit Equalization Plan, which, like the Amended and Restated Key Plan, provides eligible participants retirement benefits in excess of the compensation limits and maximum benefit accruals that apply to tax-qualified plans. Mr. Iger received credited years of service under those plans for the years prior to the Company’s acquisition of ABC, Inc. A term of the 1995 purchase agreement between ABC, Inc. and the Company provides that employees transferring employment to coverage under a Disney pension plan will receive an additional benefit under Disney plans equal to (a) the amount the employee would receive under the Disney pension plans if all of the employee’s ABC service were counted under the Disney pension less (b) the combined benefits the employee receives under the ABC plan (for service prior to the transfer) and the Disney plan (for service after the transfer). Mr. Iger transferred from ABC and, as such, receives a pension benefit under the Disney plans to bring his total benefit up to the amount he would have received if all his years of service had been credited under the Disney plans. The effect of these benefits is reflected in the present value of benefits under the Disney plans in the table below.
The Company also maintains the Disney Associated Companies’ Retirement Plan for certain hourly, union employees. Prior to 2005, hourly non-union employees could participate if they satisfied the participant requirements. Benefits under the Disney Associated Companies’ Retirement Plan are determined by a participant’s Credited Years of Service and Credited Hours of Service according to the schedule which applies to their employee group. Mr. Lansberry had 2 years of service, with 2,389 hours, under the Disney Associated Companies’ Retirement Plan from 1986 to 1988 before becoming eligible for the Disney Salaried Plan D.
As of the end of fiscal 2023, Mr. Lansberry was eligible for early retirement; Ms. McCarthy was eligible for retirement and Mr. Chapek’s separation constituted early retirement. Mr. Iger initially retired from the Company on December 31, 2021, at which point his accrued benefits were finalized.

Fiscal 2023 Pension Benefits Table
The following table sets forth the present value of the accumulated pension benefits that each NEO is eligible to receive under each of the plans described above.

Name	Plan Name	Number of Years of Credited Service at Fiscal Year-End		Present Value of Accumulated Benefit at Fiscal Year-End[1]	Payments During Last Fiscal Year[1]

Robert A. Iger	Disney Salaried Pension Plan D	22		$1,428,760	$108,751
	Disney Amended and Restated Key Plan	22		11,539,258	856,335
	Disney Salaried Pension Plan A	25		697,649	53,148
	Benefit Equalization Plan of ABC, Inc.	25		5,507,939	408,110
			Total	19,173,606	1,426,345
Kevin A. Lansberry	Disney Salaried Pension Plan D	36		2,363,350	—
	Disney Amended and Restated Key Plan	36		1,587,344	—
	Disney Associated Companies’ Retirement Plan	2		3,202	—
			Total	3,953,896	—
Sonia L. Coleman	Disney Salaried Pension Plan D	16		459,461	—
	Disney Amended and Restated Key Plan	16		542,061
			Total	1,001,523	—
Robert A. Chapek	Disney Salaried Pension Plan D	30		2,816,618	175,195
	Disney Amended and Restated Key Plan	30		11,359,642	646,250
			Total	14,176,260	821,445
Christine M. McCarthy	Disney Salaried Pension Plan D	24		1,539,638	—
	Disney Amended and Restated Key Plan	24		3,725,250	—
			Total	5,264,888	—
1Amounts may not sum to total due to rounding.

These present values assume that each NEO retires at age 65 (or their age on September 30, 2023, if older) for purposes of the Disney Salaried Pension Plan D and the Amended and Restated Key Plan, and age 62 (or their age on September 30, 2023, if older) for purposes of the Disney Salaried Pension Plan A and the Benefit Equalization Plan of ABC, Inc. Age 65 is the normal retirement age under each of the plans and is also the age at which unreduced benefits are payable, except the earliest age at which unreduced benefits are payable under the ABC plans is age 62 for service years prior to 2012. The values also assume a straight life-annuity payment for an unmarried participant. Participants may elect other actuarially reduced forms of payment, such as joint and survivor benefits and payment of benefits for a period certain irrespective of the death of the participant. The present values were calculated using the 5.94% discount rate assumption set forth in footnote 10 to the Company’s Audited Financial Statements for fiscal 2023 and using actuarial factors including Pri-2012 annuitant mortality table, projected generationally with a modified version of the MP-2021 scale for males and females. The present values reported in the table are not available as lump sum payments under the plans.

Fiscal 2023 Non-Qualified Deferred Compensation Table
Under the Company’s Non-Qualified Deferred Compensation Plan, U.S.-based executives at the level of Vice President or above may defer a portion of their compensation and applicable taxes with an opportunity to earn a tax-deferred return on the deferred amounts. The plan gives eligible executives the opportunity to defer up to 50% of their base salary and up to 100% of their annual performance-based bonus award until retirement or termination of employment or, at the executive’s election, until an earlier date at least five years following the date the compensation is earned. The Company also has the option to make a contribution into an executive’s deferred compensation account on terms and subject to any conditions (such as vesting conditions) the Company chooses. Amounts in an executive’s deferred account earn a return based on the executive’s election among a series of mutual funds designated by the Company, which are generally the same funds available under the Company’s qualified deferred compensation plans. Returns on the funds available for the deferred account ranged from 0.75% to 26.49% for the year ended September 30, 2023.
The deferred amounts and any deemed earnings on the amounts are not actual investments and are obligations of the Company. Ms. McCarthy participated in this plan in fiscal 2023 and her contributions and aggregate earnings during the fiscal year and aggregate balance at the end of the fiscal year are reflected in the table below. Ms. McCarthy’s contributions represent deferred salary in the amount of $1,025,577 and bonus in the amount of $2,868,993. Mr. Lansberry and Mr. Chapek had positive returns on the year, but did not make a contribution in fiscal 2023.
The Key Employees Retirement Savings Plan is a defined contribution plan funded by the Company. The Plan is a non-qualified plan under IRS regulations that is intended to restore or replace certain benefits that cannot be provided under the qualified Retirement Savings Plan due to IRS compensation limits. Eligible pay under the Key Employees Retirement Savings Plan includes base salary, regular bonuses, overtime pay and commissions up to a $1,000,000 annual limit. The Company contributes 3%, 6% or 9% of eligible pay that exceeds the annual IRS compensation limit based on age and years of service as of the end of the plan year. Mr. Iger began participating in the plan when he was re-hired by the Company on November 20, 2022 and based on his age and service he is eligible for a 9% contribution.

	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals in Last Fiscal Year	Aggregate Balance at Last Fiscal Year-End

Robert A. Iger	$—	$62,550	($749.1)	$—	$61,801
Kevin A. Lansberry	—	—	366,022	—	$2,605,595
Robert A. Chapek	—	—	944,536.33	150,434	$7,683,049
Christine M. McCarthy	3,894,570	—	7,446,037	—	$58,005,491
Because the earnings accrued under these programs were not “above market” or preferential, these amounts are not reported in the “Fiscal 2023 Summary Compensation Table.” A portion of the aggregate balances at last fiscal year-end were however included in the Summary Compensation Table since fiscal 2021, as follows:

		Amount Included in Summary Compensation Table
	Fiscal Year	Salary	Non-Equity Incentive Plan	All Other Compensation	Total

Robert A. Iger	2023	$—	$—	$62,550	$62,550
	2022	—	—	—	—
	2021	—	—	—	—
Kevin A. Lansberry	2023	—	—	—	—
	2022	—	—	—	—
	2021	—	—	—	—
Robert A. Chapek	2023	—	—	—	—
	2022	—	—	—	—
	2021	—	—	—	—
Christine M. McCarthy	2023	1,025,577	—	—	1,025,577
	2022	989,231	5,565,846	—	6,555,077
	2021	951,242	7,336,137	—	8,287,379

Potential Payments and Rights on Termination or Change in Control
Our NEOs may receive compensation in connection with termination of their employment. This compensation is payable pursuant to (a) the terms of compensation plans applicable by their terms to all participating employees and (b) the terms of employment agreements with each of our NEOs (with the exception of Mr. Lansberry, who is employed on an at-will basis). During fiscal 2023, the employment agreements with our applicable NEOs had the following end dates: December 31, 2026 for Mr. Iger, December 31, 2024 for Mr. Gutierrez, June 29, 2026 for Ms. Schake, April 7, 2026 for Ms. Coleman, June 30, 2025 for Mr. Chapek and June 30, 2024 for Ms. McCarthy. As Mr. Chapek exited the Company as Chief Executive Officer before fiscal year end, he was not entitled to termination payments as of September 30, 2023. In fiscal 2023, the Company entered into a new employment agreement with Mr. Iger as Chief Executive Officer with an end date of December 31, 2024. In July 2023, the Board agreed to extend Mr. Iger’s employment agreement to December 31, 2026, noting that the extension of Mr. Iger’s employment agreement provides continuity of leadership during the Company’s ongoing transformation and allows more time to execute a transition plan for CEO succession, which remains a priority for the Board. In fiscal 2024, the Company entered into an amendment to Mr. Gutierrez’s employment agreement, pursuant to which the term of the agreement was extended to December 31, 2026.
On November 20, 2022 (after the commencement of fiscal 2023), the Board decided to exercise its right to terminate Mr. Chapek’s employment without cause. In connection with this termination, in the event that Mr. Chapek successfully completed all of the terms of his post-employment consulting agreement and did not violate the terms of the employment agreement that survive his termination or the general release, Mr. Chapek’s severance would strictly conform to the terms of his employment agreement such that he would be entitled to the following cash termination payments:
•$6,527,397 in remaining base salary through the scheduled expiration date of his employment agreement, as amended; and
•$1,027,397 equivalent to a pro-rated target bonus for fiscal 2023.
The treatment of the equity awards held by Mr. Chapek at his termination date under his employment agreement is described below in the section titled “Executive Compensation — Compensation Tables — Potential Payments and Rights on Termination of Change in Control —Termination Pursuant to Company Termination Right Other Than For Cause or By Executive For Good Reason.”
In June 2023, in connection with her leave of absence, which commenced on July 1, 2023, Ms. McCarthy and the Company entered into an amendment to Ms. McCarthy’s employment agreement, pursuant to which Ms. McCarthy ceased to serve as Senior Executive Vice President and Chief Financial Officer and has the title “Strategic Advisor” during her leave of absence. Ms. McCarthy’s duties as Strategic Advisor are to assist the Company with the transition of duties to the Company’s Chief Financial Officer and the last day of Ms. McCarthy’s leave and employment with the Company will be June 30, 2024. The terms of Ms. McCarthy’s compensation are unchanged, and she did not receive an equity grant in fiscal 2024.
The termination provisions included in our executive officers’ employment agreements serve a variety of purposes, including: providing the benefits of equity incentive plans to the executive and the executive’s family in case of death or disability; defining when the executive may be terminated with cause and receive no further compensation; and clearly defining rights in the event of a termination in other circumstances. The availability, nature and amount of compensation on termination differ depending on whether employment terminates because of:
•death or disability;
•the Company’s termination of the executive pursuant to the Company’s termination right or the executive’s decision to terminate because of action the Company takes or fails to take;
•the Company’s termination of the executive for cause; or
•expiration of an employment agreement, retirement or other voluntary termination.
The compensation that each of our NEOs may receive under each of these termination circumstances is described below.
In December 2023, the Compensation Committee adopted a cash severance policy pursuant to which the Company will not enter into any new agreement that provides, or amend any existing agreement to provide, any Section 16 officer of the Company the right to any cash severance payment that would exceed 2.99 times the sum of base salary plus target bonus for such officer unless such cash payment is approved by the Company’s shareholders.
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

Moreover, the option and restricted stock unit acceleration amounts in case of a termination without cause or by the executive for good reason assume that these awards immediately accelerate, which is not the case in the absence of a change in control. Rather, options and units continue to vest over time and in most cases are subject to the same performance measures that apply as if there had been no termination. (There is a deemed performance measure for vesting of restricted stock unit awards when termination is due to death or disability and the test to assure deductibility under Section 162(m) does not apply if it is not necessary to preserve deductibility.)
In each of the circumstances described below, our NEOs are eligible to receive earned, unpaid salary through the date of termination and benefits that are unconditionally accrued as of the date of termination pursuant to policies applicable to all employees. This includes the deferred compensation and earnings on these deferred amounts as described under the “Fiscal 2023 Non-Qualified Deferred Compensation Table.” This earned compensation is not described or quantified below because these amounts represent earned, vested benefits that are not contingent on the termination of employment, but we do describe and quantify benefits that continue beyond the date of termination that are in addition to those provided for in the applicable benefit plans. The executive’s accrued benefits include the pension benefits described under “Executive Compensation — Compensation Tables — Pension Benefits,” which become payable to all participants who have reached retirement age. Because they have reached early retirement or retirement age under the plans, Mr. Lansberry and Ms. McCarthy would have been eligible to receive these benefits if their employment had terminated at the end of fiscal 2023, and Mr. Iger is already receiving these benefits. Because the pension benefits do not differ from those described under “Executive Compensation — Compensation Tables — Pension Benefits” except in ways that are equally applicable to all salaried employees, the nature and amount of their pension benefits are not described or quantified below.
DEATH AND DISABILITY
The employment agreement of each NEO provides for payment of any unpaid bonus for any fiscal year that had been completed at the time of the executive’s death or termination of employment due to disability. The amount of the bonus will be determined by the Compensation Committee using the same criteria used for determining a bonus as if the executive remained employed. As Mr. Lansberry served as Interim CFO on an at-will basis, he is not due a cash payment at the time of death or termination of employment due to disability.
In addition to the compensation and rights in employment agreements, the 2011 Stock Incentive Plan and award agreements thereunder provide that all options awarded to a participant (including the NEOs) become fully exercisable upon the death or disability of the participant. Following the death or disability of the participant, options terminate on the earlier of (a) the scheduled expiration date and (b) in the case of death, 18 months and in the case of disability, 12 months. With respect to performance-based restricted stock units, if the performance measurement has not been made at the time of death or disability, all restricted stock units awarded to the participant under the 2011 Stock Incentive Plan will, to the extent the units had not previously been forfeited, fully vest (and deemed to have been satisfied at the 50th percentile of comparative performance) and become payable upon the death or disability of the participant. If a performance measurement has been made at the time of death or disability with respect to restricted stock units, the restricted stock units will vest and accelerate based on the performance measurement. Time-based restricted stock units become fully vested or payable upon death or disability to the extent not previously forfeited.
The following table sets forth the value of the estimated payments and benefits each of our NEOs (other than Mr. Chapek who exited the Company in November 2022) would have received under our compensation plans and their employment agreements if their employment had terminated at the close of business on the last day of fiscal 2023 as a result of death or disability. The value of option acceleration is equal to the difference between the $81.05 closing market price of shares of the Company’s common stock on September 29, 2023 (the last trading day in fiscal 2023) and the weighted average exercise price of options with an exercise price less than the market price times the number of shares subject to such options that would accelerate as a result of termination. The value of restricted stock unit acceleration is equal to the $81.05 closing market price of shares of the Company’s common stock on September 29, 2023 multiplied by the number of units that would accelerate as a result of termination, which, for PBUs, is equal to the target number of units.

	Cash Payment[1]	Option Acceleration	Restricted Stock Unit Acceleration

Robert A. Iger	$2,140,000	$—	$17,536,870
Kevin A. Lansberry	—	—	1,843,320
Horacio E. Gutierrez[2]	3,000,000	—	7,059,414
Sonia L. Coleman	1,250,000	—	2,518,629
Kristina K. Schake	1,250,000	—	2,341,372
Christine M. McCarthy	3,000,000	—	12,830,863
1This amount is equal to the bonus awarded to the NEOs with respect to fiscal 2023 and set forth in the “Non-Equity Incentive Plan Compensation” column of the “Fiscal 2023 Summary Compensation Table.”
2Effective December 21, 2023, Mr. Gutierrez entered into an amended employment agreement with an end date of December 31, 2026. The above values reflect values calculated using a December 31, 2024 contract end date, which was the date in effect at the end of the fiscal year.

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
In addition, each NEO’s employment agreement provides that the NEO will receive the following compensation and rights conditioned on the NEO executing a general release of claims and, except for Mr. Iger (who has a separate consulting arrangement), agreeing to provide the Company with consulting services (the “Consulting Agreement”) for a period of six months after the NEO’s termination (or, if shorter, until the employment agreement expiration date):
•A lump sum payment equal to the base salary the NEO would have earned had the NEO remained employed during the term of the NEO’s Consulting Agreement (or, in the case of Mr. Iger, for up to six months), paid six months and one day after termination of employment.
•If the employment agreement expiration date is later than the end of the term of the NEO’s Consulting Agreement (or, in the case of Mr. Iger, six months after his employment termination date), a further lump sum payment equal to the base salary the NEO would have earned had the NEO remained employed after such period and until the termination of the NEO’s Consulting Agreement (subject to compliance with the terms of the Consulting Agreement).
•A bonus for the year in which the NEO is terminated equal to a pro-rata portion of a target bonus amount determined in accordance with the employment agreement.
•All options that had vested as of the termination date or were scheduled to vest no later than three months after the employment agreement expiration date will remain or become exercisable as though the NEO were employed until that date. The options will remain exercisable until the earlier of (a) the scheduled expiration date of the options and (b) three months after the employment agreement expiration date. In addition, as is true for all employees, options awarded at least one year before termination will continue to vest and will remain exercisable until the earlier of the expiration date of the option and five years after the termination date if the officer would have attained age 60 and have completed at least ten years of service as of that date. Pursuant to employment agreements with each of the NEOs, the termination date for these purposes will be deemed to be the employment agreement expiration date. For any employee that is eligible for immediate retirement benefits, options awarded within, but less than, one year of termination will vest to the extent they are scheduled to vest within three months of termination and will remain exercisable for 18 months following termination.
•All restricted stock units that were scheduled to vest prior to the employment agreement expiration date will vest as though the NEO were employed until that date to the extent applicable performance tests are met (but any test to assure deductibility of compensation under Section 162(m) will be waived for any units scheduled to vest after the fiscal year in which the termination of employment occurs unless application of the test is necessary to preserve deductibility). As is true for all employees, restricted stock units awarded at least one year before termination will continue to vest through the end of the vesting schedule to the extent applicable performance criteria are met if the officer would be over 60 years of age and have at least ten years of service as of the termination date. Pursuant to employment agreements with each of the NEOs, the termination date for these purposes will be deemed to be the employment agreement expiration date. Based on these provisions, all of the equity awards held by Mr. Chapek at the date of his termination, including the grants made on December 14, 2021, have continued to vest in accordance with the applicable vesting schedules.
The employment agreements provide that the Company has the right to terminate the NEO’s employment subject to payment of the foregoing compensation in its sole, absolute and unfettered discretion for any reason or no reason whatsoever. A termination for cause does not constitute an exercise of this right and would be subject to the compensation provisions described below under the section “Termination for Cause.”
The employment agreements provide that an NEO can terminate the NEO’s employment for “good reason” following notice to the Company within three months of the NEO having actual notice of the occurrence of any of the following events (except that the Company will have 30 days after receipt of the notice to cure the conduct specified in the notice):
(i)a reduction in the NEO’s base salary, annual target bonus opportunity or (where applicable) annual target long-term incentive award opportunity;
(ii)the removal from the NEO’s position;
(iii)a material reduction in the NEO’s duties and responsibilities;
(iv)the assignment to the NEO of duties that are materially inconsistent with the NEO’s position or duties or that materially impair the NEO’s ability to function in the NEO’s office;
(v)relocation of the NEO’s principal office to a location that is more than 50 miles outside of the greater Los Angeles area; or
(vi)a material breach of any material provision of the NEO’s employment agreement by the Company.

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
As Mr. Lansberry was serving as Interim CFO on an at-will basis, his cash severance payment would be dictated by the Company’s severance policy. Given both Mr. Lansberry's level and over 37 years with the Company, he would be eligible to receive a lump sum payment equal to 52 weeks of base salary. As Mr. Lansberry is over the age of 60 and has been with the Company for over 10 years, any award he has held for over one year at the time of separation would be eligible for continued vesting for restricted stock units and vesting and exercisability of options.
The following table provides a quantification of benefits (as calculated in the following paragraph) each of the NEOs would have received if their employment had been terminated at the end of fiscal 2023 (under their employment agreements as in effect at that time and, for Mr. Lansberry, under the Company's severance plan) by the Company pursuant to its termination right or by the executive with good reason.
The “option valuation” amount is (a) the difference between the $81.05 closing market price of shares of the Company’s common stock on September 29, 2023 and the weighted average exercise price of options with an exercise price less than the market price times (b) the number of options with in-the-money exercise prices that would become exercisable despite the termination. The “restricted stock unit valuation” amount is the $81.05 closing market price on September 29, 2023, times the target number of units that could vest. However, as described above, options do not become immediately exercisable and restricted stock units do not immediately vest (and would eventually vest only to the extent applicable performance conditions are met) absent a change in control. The actual value realized from the exercise of the options and the vesting of restricted stock units may therefore be more or less than the amount shown below depending on changes in the market price of the Company’s common stock and the satisfaction of applicable performance tests.

	Cash Payment[1]	Option Valuation	Restricted Stock Unit Valuation

Robert A. Iger
No change in control	$5,405,385	$—	$17,536,870
Change in control	5,405,385	—	17,536,870
Kevin A. Lansberry
No change in control	694,485	—	688,196
Change in control	694,485	—	1,843,320
Horacio E. Gutierrez[2]
No change in control	4,672,731	—	3,896,925
Change in control	4,672,731	—	7,059,414
Kristina K. Schake
No change in control	3,398,000	—	2,341,372
Change in control	3,398,000	—	2,341,372
Sonia L. Coleman
No change in control	3,145,192	—	1,964,571
Change in control	3,145,192	—	2,518,629

	Cash Payment[1]	Option Valuation	Restricted Stock Unit Valuation

Christine M. McCarthy
No change in control	4,552,500	—	12,830,863
Change in control	4,552,500	—	12,830,863
1This amount is equal to the bonus awarded to the NEOs with respect to fiscal 2023 and set forth in the “Non-Equity Incentive Plan Compensation” column of the “Fiscal 2023 Summary Compensation Table,” plus the lump sum payments based on salary through the end of the employment term as described above.
2Effective December 21, 2023, Mr. Gutierrez entered into an amended employment agreement with an end date of December 31, 2026. The above values reflect values calculated using a December 31, 2024 contract end date, as that was the date in effect at the end of the fiscal year.
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
“Termination for Cause” is defined in each NEO’s employment agreement as termination based on a felony conviction, unauthorized disclosure of confidential information, failure to substantially perform such NEO’s duties, or any other significant policy violation that is significantly injurious to the Company unless, if the Company determines that the conduct or cause is curable, such conduct or cause is timely cured by the NEO.
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
Under the terms of Mr. Iger’s employment agreement as in effect at December 31, 2021, to enable the Company to have access to Mr. Iger’s unique skills, knowledge and experience with regard to the media and entertainment business and his institutional knowledge of the Company and its strategic evolution, upon his retirement, Mr. Iger was to serve as a consultant to the Company for a period of five years. In this capacity, Mr. Iger would provide assistance, up to certain specified monthly and annual maximum time commitments, on such matters as his successor as Chief Executive Officer may request from time to time. In consideration of his consulting services, Mr. Iger is to receive a quarterly fee of $500,000 for each of the quarters of this five-year period. For the five years following termination of employment, the Company would also provide Mr. Iger with the same security services (other than the personal use of a Company-provided or Company-leased aircraft) as it has made available to him as Chief Executive Officer. Under his employment agreement entered into on November 20, 2022, upon the re-commencement of his employment, the parties’ obligations in respect of these post-employment commitments are suspended and will resume to be fulfilled for the remaining term when Mr. Iger again terminates his employment with the Company. Under the amendment to his employment agreement entered into on July 12, 2023, the post-retirement security benefits will not be reduced for the approximately 11-month period such services were provided following Mr. Iger’s prior retirement on December 31, 2021.
Other NEO employment agreements each provide that the Chief Executive Officer may recommend to the Compensation Committee an annual cash bonus for the fiscal year in which their respective employment agreements end based on the executive’s contributions during that fiscal year.
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
Per SEC rules, the Company is permitted to use the same median employee as was used in fiscal 2022, and the Company determined that no change was needed to the median employee since there has been no change in the Company’s employee population or employee compensation arrangements that we believe would significantly impact the pay ratio disclosure. Our methodology to confirm the median employee is consistent with last year. We reviewed the annual base salary of the global workforce as of the last business day of the fiscal year, September 29, 2023. Due to population size, we identified a band of employees with a base salary that approximates the median base salary for the Company. The median base salary reflects a workforce with large populations of seasonal, part-time and international employees working in multiple, distinct lines of business. We calculated the median employee’s total annual compensation for fiscal 2023 (which consisted of an increase to base salary, overtime pay and the Company’s contribution to health insurance premiums), and the median employee’s compensation did not contain distortive compensation features (e.g., abnormal amounts of overtime, special premium pay or commissions/tips, etc.).
The median Disney employee works in a full-time hourly role in parks and has been with the Company for over twelve years. For fiscal 2023, the median employee’s total annual compensation was $54,010. Mr. Iger was Chief Executive Officer on September 29, 2023. Mr. Iger’s total annual compensation, including the Company’s contribution to health insurance premiums (which are not included in the Fiscal 2023 Summary Compensation Table in this report), was $32,123,717. Since Mr. Iger became CEO beginning November 20, 2022, we have annualized his salary, other compensation and the Company’s contribution to health insurance premiums and included reported values for equity grants and change in pension value, as they are reflective of annual compensation. The ratio of these amounts was 595:1.

Pay Versus Performance
This disclosure has been prepared in accordance with Item 402(v) of Regulation S-K under the Exchange Act and does not necessarily reflect how the Compensation Committee evaluates compensation decisions in light of Company or individual performance. The Compensation Committee did not consider the pay versus performance disclosure below in making its compensation decisions for any of the fiscal years shown. For discussion of how the Compensation Committee seeks to align pay with performance when making     compensation decisions, please review the section above titled “Executive Compensation — Compensation Discussion and Analysis.”
Pay Versus Performance Table
The following table sets forth compensation information of our CEOs (Mr. Iger and Mr. Chapek) and our non-CEO NEOs and Company performance for the fiscal years listed below, in accordance with Item 402(v) of Regulation S-K.

Fiscal Year	Summary Compensation Table Total for Mr. Iger[1,2]	Compensation Actually Paid to Mr. Iger[1,3,4]	Summary Compensation Table Total for Mr. Chapek[5,6]	Compensation Actually Paid to Mr. Chapek[3,5,7]	Average Summary Compensation Table Total for Non-CEO NEOs[8,9]	Average Compensation Actually Paid to Non-CEO NEOs[3,8,10]	Value of an initial $100 Investment Based on:		GAAP Net Income ($ Millions)[12]	Adjusted Segment Operating Income[13]
							Total Shareholder Return[11]	Peer Group Total Shareholder Return[11]

2023	$31,587,166	$21,754,776	$9,940,392	$6,153,457	$8,342,092	$6,069,195	$66.14	$129.46	$2,354	$12,863
2022	—	—	24,183,003	2,102,205	11,755,869	-10,064,462	76.97	97.31	3,145	12,121
2021	—	—	32,464,293	41,482,221	20,269,748	44,993,365	143.62	131.85	1,995	4,055
1Mr. Iger has served as the Company’s CEO since November 20, 2022. Mr. Iger also served as Executive Chairman from February 24, 2020 until his retirement on December 31, 2021. Value shown relates to Mr. Iger’s service as CEO during fiscal 2023.
2Represents the amount of total compensation reported for our CEO, Mr. Iger, in the “Total” column of the “Summary Compensation Table” for fiscal 2023.
3We made certain assumptions in valuing equity for our compensation actually paid (“CAP”) calculations to determine the fair value or change in fair value as of the applicable year-end date. The assumptions used for each valuation date included stock price, risk-free rate, stock price volatility, expected exercise behavior and the probable outcome of any applicable performance conditions. These assumptions were determined based on the same methodologies as used to determine grant date fair values and were estimated in accordance with FASB ASC Topic 718.
4The dollar amounts reported in the “Compensation Actually Paid to Mr. Iger” column have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the CEO. These amounts reflect the amount set forth in the “Total” column of the “Summary Compensation Table” for each fiscal year presented, with certain adjustments as described in the table below, in accordance with the requirements of Item 402(v) of Regulation S-K. Amounts in the below reconciliation table may not sum to total due to rounding:

Reconciliation of Summary Compensation Table Total to Compensation Actually Paid for Mr. Iger	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Summary Compensation Table Total	$31,587,166	—	—
Minus: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	26,103,448	—	—
Plus: Fair Value at Fiscal Year-End of Option and Stock Awards Granted in Fiscal Year That Were Outstanding and Unvested at Fiscal Year-End	20,260,990	—	—
Plus: Year-Over-Year Change in Fair Value at Fiscal Year-End of Option and Stock Awards Granted in Any Prior Fiscal Year That Were Outstanding and Unvested at Fiscal Year-End	-2,934,893	—	—
Plus: Fair Value at Vesting Date of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—	—	—
Plus: Change in Fair Value as of Vesting Date (From the End of the Prior Fiscal Year) of Option and Stock Awards Granted in Any Prior Fiscal Year For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	-1,055,039	—	—
Minus: Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Any Prior Fiscal Year That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—
Plus: Value of Dividends or Other Earnings Paid on Option and Stock Awards in the Fiscal Year Not Otherwise Reflected in Total Compensation for the Fiscal Year	—	—	—

Reconciliation of Summary Compensation Table Total to Compensation Actually Paid for Mr. Iger	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Minus: Change in Pension Value From the Summary Compensation Table for the Fiscal Year	—	—	—
Plus: Pension Service Costs in Fiscal Year	—	—	—
Compensation Actually Paid	$21,754,776	—	—
5Mr. Chapek served as the Company’s CEO during fiscal 2022 & 2021 until his separation during fiscal 2023.
6Represents the amount of total compensation reported for Mr. Chapek in the “Total” column of the “Summary Compensation Table” for each fiscal year presented.
7The dollar amounts reported in the “Compensation Actually Paid to Mr. Chapek” column have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by Mr. Chapek. These amounts reflect the amount set forth in the “Total” column of the “Summary Compensation Table” for each fiscal year presented, with certain adjustments as described in the table below, in accordance with the requirements of Item 402(v) of Regulation S-K. Amounts in the below reconciliation table may not sum to total due to rounding:

Reconciliation of Summary Compensation Table Total to Compensation Actually Paid for Mr. Chapek	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Summary Compensation Table Total	$9,940,392	$24,183,003	$32,464,293
Minus: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	1,324,503	14,560,852	13,965,478
Plus: Fair Value at Fiscal Year-End of Option and Stock Awards Granted in Fiscal Year That Were Outstanding and Unvested at Fiscal Year-End	1,102,906	8,788,726	14,286,960
Plus: Year-Over-Year Change in Fair Value at Fiscal Year-End of Option and Stock Awards Granted in Any Prior Fiscal Year That Were Outstanding and Unvested at Fiscal Year-End	-3,444,195	-14,852,667	6,002,525
Plus: Fair Value at Vesting Date of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	—	—	—
Plus: Change in Fair Value as of Vesting Date (From the End of the Prior Fiscal Year) of Option and Stock Awards Granted in Any Prior Fiscal Year For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	-512,231	-2,247,055	3,231,102
Minus: Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Any Prior Fiscal Year That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—
Plus: Value of Dividends or Other Earnings Paid on Option and Stock Awards in the Fiscal Year Not Otherwise Reflected in Total Compensation for the Fiscal Year	-439	-9,809	24,261
Minus: Change in Pension Value From the Summary Compensation Table for the Fiscal Year	220,581	—	1,358,505
Plus: Pension Service Costs in Fiscal Year	612,108	800,858	797,062
Compensation Actually Paid	$6,153,457	$2,102,205	$41,482,221
8The individuals comprising the non-CEO NEOs are as follows:
Fiscal 2023: Ms. Coleman, Mr. Gutierrez, Mr. Lansberry, Ms. McCarthy, Ms. Schake
Fiscal 2022: Mr. Gutierrez, Mr. Iger, Ms. McCarthy, Geoffrey Morrell, Paul Richardson, Ms. Schake
Fiscal 2021: Alan Braverman, Mr. Iger, Ms. McCarthy, Zenia Mucha, Jayne Parker
9Represents the average of the amounts of total compensation reported for our non-CEO NEOs, as a group, in the “Total” column of the “Summary Compensation Table” for each fiscal year presented.

10The dollar amounts reported in the ”Average Compensation Actually Paid to Non-CEO NEOs” column have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the non-CEO NEOs. These amounts reflect the average of the amounts set forth in the ”Total” column of the ”Summary Compensation Table” for each fiscal year presented for the applicable non-CEO NEOs, with certain adjustments as described in the table below, in accordance with the requirements of Item 402(v) of Regulation S-K. Amounts in the below reconciliation table may not sum to total due to rounding:

Reconciliation of Average Summary Compensation Table Total to Average Compensation Actually Paid for Non-CEO NEOs	Fiscal Year 2023	Fiscal Year 2022	Fiscal Year 2021
Summary Compensation Table Total	$8,342,092	$11,755,869	$20,269,748
Minus: Grant Date Fair Value of Option and Stock Awards Granted in Fiscal Year	5,205,176	6,313,149	9,372,260
Plus: Fair Value at Fiscal Year-End of Option and Stock Awards Granted in Fiscal Year That Were Outstanding and Unvested at Fiscal Year-End	4,114,435	4,136,272	8,367,110
Plus: Year-Over-Year Change in Fair Value at Fiscal Year-End of Option and Stock Awards Granted in Any Prior Fiscal Year That Were Outstanding and Unvested at Fiscal Year-End	-1,075,192	-6,214,511	20,182,305
Plus: Fair Value at Vesting Date of Option and Stock Awards Granted in Fiscal Year That Vested During Fiscal Year	52,223	—	—
Plus: Change in Fair Value as of Vesting Date (From the End of the Prior Fiscal Year) of Option and Stock Awards Granted in Any Prior Fiscal Year For Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	-170,899	-13,291,126	5,188,583
Minus: Fair Value as of Prior Fiscal Year-End of Option and Stock Awards Granted in Any Prior Fiscal Year That Failed to Meet Applicable Vesting Conditions During Fiscal Year	—	—	—
Plus: Value of Dividends or Other Earnings Paid on Option and Stock Awards in the Fiscal Year Not Otherwise Reflected in Total Compensation for the Fiscal Year	-147	-230,670	335,626
Minus: Change in Pension Value From the Summary Compensation Table for the Fiscal Year	48,694	—	257,407
Plus: Pension Service Costs in Fiscal Year	60,552	92,853	279,661
Compensation Actually Paid	$6,069,195	-$10,064,462	$44,993,365
11Required by Item 201(e) of Regulation S-K included in the report for each listed fiscal year. Total Shareholder Return represents the cumulative return on a fixed investment of $100 in the common stock (including reinvested dividends) of (a) the Company and (b) our general industry peer group, respectively, for the period starting October 3, 2020 through the end of the listed fiscal year.
The peer group TSR uses the following peer companies from our general industry peer group for each year:
–Fiscal 2023: Alphabet, Inc., Amazon.com, Inc., Apple, Inc., AT&T Inc., Charter Communications, Inc., Comcast Corporation, IBM Corporation, Meta Platforms, Inc., Microsoft Corporation, Netflix, Inc., NIKE, Inc., Oracle Corporation, Paramount Global, Verizon Communications Inc., Warner Bros. Discovery, Inc.
–Fiscal 2022: Alphabet, Inc., Amazon.com, Inc., Apple, Inc., AT&T Inc., Charter Communications, Inc., Cisco Systems, Comcast Corporation, IBM Corporation, Intel, Meta Platforms, Inc., Microsoft Corporation, Netflix, Inc., Oracle Corporation, Paramount Global, Verizon Communications Inc., Warner Bros. Discovery, Inc.
–Fiscal 2021: Alphabet, Inc., Amazon.com, Apple, Inc., AT&T Inc., Charter Communications, Inc., Cisco Systems, Comcast Corporation, Discovery, IBM Corporation, Intel, Meta Platforms, Inc., Microsoft Corporation, Netflix, Inc., Oracle Corporation, Verizon Communications Inc., ViacomCBS
12Reflects net income calculated in accordance with generally accepted accounting principles (”GAAP”) in the Company’s Consolidated Statements of Income included in the Company’s Annual Reports on Form 10-K for the applicable fiscal year.
13Adjusted Segment Operating Income consists of total segment operating income, as adjusted based on the Compensation Committee's evaluation against the bonus plan performance each fiscal year. ”Total segment operating income” consists of the total of segment operating income from each of our segments, which is equivalent to income from continuing operations before income taxes, adjusted for corporate and unallocated shared expenses, restructuring and impairment charges, A+E gain (for fiscal 2023), net other (income) expense, net interest expense, amortization of TFCF and Hulu intangible assets and fair value step-up on film and television costs and the impact of content license early terminations (for fiscal 2022). In addition, in fiscal 2021 the Committee adjusted actual total segment operating income to exclude the net benefits the Company received from timing variances related to the pandemic, such as savings from delayed programming and domestic parks operating efficiencies, partially offset by delays in park openings. We determined Adjusted Segment Operating Income to be the most important financial performance measure used to link Company performance to CAP to our CEOs and non-CEO NEOs in fiscal 2023, as required pursuant to Item 402(v) of Regulation S-K. This performance measure may not have been the most important financial performance measure for prior fiscal years, and we may determine a different financial performance measure to be the most important financial performance measure in future years.

Description of Relationships
The following charts show graphically the relationships over the past three fiscal years of the CAP amounts for our CEOs and non-CEO NEOs as compared to our cumulative TSR, peer group TSR, GAAP net income, and Adjusted Segment Operating Income.

Tabular List of Performance Metrics
The following table lists the five financial performance measures that, in the Company’s assessment, represent the most important performance measures used to link CAP for our NEOs to Company performance for fiscal 2023.

Performance Metrics
Adjusted Segment Operating Income
Adjusted Revenue
Adjusted After-Tax Free Cash Flow
Return on Invested Capital
TSR Performance Relative to the S&P 500

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership
Based on a review of filings with the SEC, the Company has determined that the following persons hold more than 5% of the outstanding shares of Disney common stock. Applicable percentage ownership is based 1,833,541,083 shares outstanding as of January 3, 2024.
To our knowledge, except as noted below no person or entity is the beneficial owner of more than 5% of the voting power of the Company’s stock.

Name and Address of Beneficial Owner	Shares	Percent of Class

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	146,328,509[1]	8.0%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	120,970,214[2]	6.6%
1According to Vanguard’s Schedule 13G/A filing with the SEC, Vanguard has sole voting power with respect to no shares, shared voting power with respect to 2,539,313 shares, sole dispositive power with respect to 138,851,722 shares and shared dispositive power with respect to 7,476,787 shares.
2According to Blackrock’s Schedule 13G/A filing with the SEC, Blackrock has sole voting power with respect to 107,134,578 shares, shared voting power with respect to no shares, sole dispositive power with respect to 120,970,214 shares and shared dispositive power with respect to no shares.
The following table shows the amount of Disney common stock beneficially owned (unless otherwise indicated) by Directors, nominees and NEOs and by Directors, nominees and executive officers as a group. Except as otherwise indicated, all information is as of January 3, 2024.

Name	Shares[1,2]	Stock Units[3]	Shares Acquirable Within 60 Days[4]	Percent of Class

Mary T. Barra	229	18,175	-	*
Safra A. Catz	11,131	6,498	-	*
Amy L. Chang	1,198	5,792	-	*
Robert A. Chapek	216	-	487,445	*
Sonia L. Coleman	2,637	-	14,331	*
D. Jeremy Darroch	1,156	-	-	*
Francis A. deSouza	6,056	9,803	-	*
Carolyn N. Everson	265	4,085	-	*
Michael B.G. Froman	8,623	6,425	-	*
James P. Gorman	-	-	-	*
Horacio E. Gutierrez	9,407	-	54,519	*
Robert A. Iger	204,899	-	2,156,346	*
Maria Elena Lagomasino	2,815	24,957	-	*
Kevin A. Lansberry	16,534	-	59,825	*
Christine M. McCarthy	207,788	-	531,474	*
Calvin R. McDonald	1,671	7,190	-	*
Mark G. Parker	129	24,301	-	*
Derica W. Rice	1	13,899	-	*
Kristina K. Schake	6,875	-	17,324	*
All Directors, nominees and executive officers as a group (17 persons)	257,342.65	121,123.70	2,242,520.00	*
*Less than 1% of outstanding shares.
1The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. Some Directors and executive officers disclaim beneficial ownership of some of the shares included in the table, as follows: Ms. Barra — 229 shares held in a trust and by spouse in trust; Ms. Chang — 120 shares held in a trust; Mr. Chapek — 214 shares held in a trust and by an adult child; Mr. Froman — 20 shares held in a trust; and Mr. Iger — 156 shares held by his spouse. All Directors and executive officers as of January 3, 2024 as a group disclaim beneficial ownership of a total of 747 shares.
2For NEOs, the number of shares listed includes interests in shares held in Company savings and investment plans as of January 3, 2024: Ms. Coleman — 776 shares; Mr. Iger — 20,552 shares; Mr. Lansberry — 767 shares; Ms. McCarthy — 4,307 shares; and all executive officers as of January 3, 2024 as a group — 21,328 shares.
3Reflects the number of stock units credited as of January 3, 2024 to the account of each non-employee Director participating in the 2011 Stock Incentive Plan. These units are payable solely in shares of Company common stock as described in Item 11. Executive Compensation — “Director Compensation,” but do not have current voting or investment power. Excludes unvested restricted stock units awarded to executives under the 2011 Stock Incentive Plan that vest on a performance basis and other restricted stock units awarded to executives that have not vested under their vesting schedules.
4Reflects the number of shares that could be purchased by exercise of options exercisable at January 3, 2024, or within 60 days thereafter under the Company’s stock option plans and the number of shares underlying restricted stock units that vest within 60 days of January 3, 2024, excluding dividend equivalent units that will vest in that period.

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
Each of the investment management firms, Vanguard Group, Inc. and Blackrock, Inc., through their affiliates, held more than 5% of the Company’s shares during fiscal 2023. Funds managed by affiliates of Vanguard and Blackrock are included as investment options in defined contribution plans offered to Company employees. In addition, Blackrock manages investment portfolios for the Company’s pension funds and provides a risk analytics platform related to management of investments in the pension funds. Vanguard and Blackrock received fees of approximately $1 million and $9 million, respectively, in fiscal 2023 based on the amounts invested in funds managed by them. The ongoing relationships were reviewed and approved in fiscal 2023 by the Governance and Nominating Committee under the Related Person Transaction Approval Policy.
Beginning in fiscal 2021, MVL Productions LLC, a subsidiary of the Company, contracted with a company wholly owned by Mr. Chapek’s son, Brian Chapek (“Mr. B. Chapek”), for Mr. B. Chapek’s exclusive services for a three-year period. The contract provided for Mr. B. Chapek to receive an annual base payment of $322,000 in fiscal 2021, $342,000 in fiscal 2022 and $367,000 in fiscal 2023. These amounts are inclusive of a payment in lieu of benefits. Additionally, Mr. B. Chapek would receive a $200,000 fee for each film on which he served as lead producer and an additional bonus calculated by a predetermined formula based on the worldwide box office of films on which he worked ($31,000 for fiscal 2023), consistent with a range and structure typical of producer deals at Walt Disney Studios. From October 2022 to June 2023, Mr. B. Chapek received $276,500 of the $367,000 annual base payment, plus an additional $74,667 for production work on a film, under the contract.
In June 2023, MVL Productions LLC terminated the contract and re-hired Mr. B. Chapek as an employee with the title of Executive, Production & Development. Compensation terms for Mr. B. Chapek include a base salary of $320,000 (prorated for the final three months of fiscal 2023), with a year-end bonus of $94,000, a long-term incentive award of $48,000 granted in December 2023, a signing bonus of $400,000 that was paid in July 2023 and estimated benefits of approximately $5,663. Mr. B. Chapek is also eligible for Marvel film bonuses. For fiscal 2023, Mr. B. Chapek earned total compensation and benefits of $963,061. Mr. B. Chapek was paid an amount and his compensation was structured the same as similarly situated employees. This relationship was reviewed and approved in fiscal 2023 by the Governance and Nominating Committee under the Related Person Transaction Approval Policy.
In fiscal 2023, Daniel McCormick, son of Christine McCarthy was employed as Senior Manager-Research in the General Entertainment Content business. For fiscal 2023, Mr. McCormick’s base salary was $133,157, his benefits were approximately $11,736 and his bonus was $18,554. Mr. McCormick was paid an amount and his compensation was structured the same as similarly situated employees. This relationship was reviewed and approved in fiscal 2023 by the Governance and Nominating Committee under the Related Person Transaction Approval Policy.
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
Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of Director independence in November 2023. During this review, the Board considered transactions and relationships between the Company and its subsidiaries and affiliates on the one hand, and on the other hand, Directors, immediate family members of Directors or entities of which a Director or an immediate family member is an executive officer, general partner or significant equity holder. The Board also considered whether there were any transactions or relationships between any of these persons or entities and the Company’s executive officers or their affiliates. As provided in the Corporate Governance Guidelines, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the Director is independent.

As a result of this review, the Board affirmatively determined that all of the Directors serving in fiscal 2023 or nominated for election at the Annual Meeting are independent of the Company and its management under the standards set forth in the Corporate Governance Guidelines, with the exception of Mr. Iger and Mr. Chapek, neither of whom is considered independent because of employment as a senior executive of the Company. Additionally, Mr. Chapek’s son provided producer services to the Company and was re-hired as an employee in fiscal 2023, as discussed under the section titled “Certain Relationships and Related Person Transactions” above.
In determining the independence of each Director, the Board considered and deemed immaterial to the Directors’ independence transactions involving the sale of products and services in the ordinary course of business between the Company on the one hand, and on the other, companies or organizations at which some of our Directors or their immediate family members were officers or employees during fiscal 2023. In each case, the amount paid to or received from these companies or organizations in each of the last three years was below the 2% of total revenue threshold in the Corporate Governance Guidelines. The Board determined that none of the relationships it considered impaired the independence of the Directors.

ITEM 14. Principal Accounting Fees and Services
Auditor Fees and Services
The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements and internal control over financial reporting for fiscal 2023 and fiscal 2022, together with fees for audit-related, tax and other services rendered by PricewaterhouseCoopers LLP during fiscal 2023 and fiscal 2022. Audit-related services consisted principally of audits and agreed upon procedures of other entities related to the Company, viewership rankings and other attest projects. Tax services consisted principally of planning and advisory services and tax compliance assistance. Other services consisted of other miscellaneous services, including accounting research software. The Audit Committee directs and reviews the negotiations associated with the Company’s retention of its independent registered public accountants.

	Fiscal 2023	Fiscal 2022
	(in millions)

Audit fees	$28.9	$30.1
Audit-related fees	1.9	2.3
Tax fees	3.0	2.5
All other fees	0.1	0.1
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
1.Financial Statements and Schedules
No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.
2.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location

3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of November 30, 2023	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed November 30, 2023
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date:	January 24, 2024	/s/ ROBERT A. IGER
(Robert A. Iger
Chief Executive Officer and Director)