Form 10-Q
period 2023-12-30
Walt Disney Co
filed 2024-02-07
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,834,302,235 shares of common stock outstanding as of January 31, 2024.

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans (including statements regarding new services and products and future expenditures, costs and investments); future liabilities and other obligations; impairments and amortization; estimates of financial impact of certain items, accounting treatment, events or circumstances; competition and seasonality on our businesses and results of operations; and capital allocation, including share repurchases and dividends. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “anticipates,” “potential,” “continue” or “assumption” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
Such differences may result from actions taken by the Company, including restructuring or strategic initiatives (including capital investments, asset acquisitions or dispositions, new or expanded business lines or cessation of certain operations), our execution of our business plans (including the content we create and intellectual properties (IP) we invest in, our pricing decisions, our cost structure and our management and other personnel decisions), our ability to quickly execute on cost rationalization while preserving revenue, the discovery of additional information or other business decisions, as well as from developments beyond the Company’s control, including:
•the occurrence of subsequent events;
•deterioration in domestic and global economic conditions or failure of conditions to improve as anticipated;
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
Additional factors include those described in our 2023 Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 30, 2023	December 31, 2022
Revenues:
Services	$20,975	$20,997
Products	2,574	2,515
Total revenues	23,549	23,512
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,922)	(14,781)
Cost of products (exclusive of depreciation and amortization)	(1,665)	(1,605)
Selling, general, administrative and other	(3,783)	(3,827)
Depreciation and amortization	(1,243)	(1,306)
Total costs and expenses	(20,613)	(21,519)
Restructuring and impairment charges	—	(69)
Other expense, net	—	(42)
Interest expense, net	(246)	(300)
Equity in the income of investees	181	191
Income before income taxes	2,871	1,773
Income taxes	(720)	(412)
Net income	2,151	1,361
Net income attributable to noncontrolling interests	(240)	(82)
Net income attributable to Disney	$1,911	$1,279

Earnings per share attributable to Disney:
Diluted	$1.04	$0.70
Basic	$1.04	$0.70

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,835	1,827
Basic	1,832	1,825
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 30, 2023	December 31, 2022
Net income	$2,151	$1,361
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	(319)	(542)
Pension and postretirement medical plan adjustments	(21)	1
Foreign currency translation and other	174	227
Other comprehensive loss	(166)	(314)
Comprehensive income	1,985	1,047
Net income attributable to noncontrolling interests	(240)	(82)
Other comprehensive income attributable to noncontrolling interests	(44)	(45)
Comprehensive income attributable to Disney	$1,701	$920
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 30, 2023	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$7,192	$14,182
Receivables, net	14,115	12,330
Inventories	1,954	1,963
Content advances	1,409	3,002
Other current assets	1,301	1,286
Total current assets	25,971	32,763
Produced and licensed content costs	32,725	33,591
Investments	3,084	3,080
Parks, resorts and other property
Attractions, buildings and equipment	72,096	70,090
Accumulated depreciation	(43,575)	(42,610)
	28,521	27,480
Projects in progress	5,618	6,285
Land	1,182	1,176
	35,321	34,941
Intangible assets, net	12,639	13,061
Goodwill	77,066	77,067
Other assets	10,968	11,076
Total assets	$197,774	$205,579

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$18,676	$20,671
Current portion of borrowings	6,087	4,330
Deferred revenue and other	6,270	6,138
Total current liabilities	31,033	31,139
Borrowings	41,603	42,101
Deferred income taxes	7,041	7,258
Other long-term liabilities	12,596	12,069
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	—	9,055
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares at December 30, 2023 and 1.8 billion shares at September 30, 2023	57,640	57,383
Retained earnings	47,490	46,093
Accumulated other comprehensive loss	(3,502)	(3,292)
Treasury stock, at cost, 19 million shares	(907)	(907)
Total Disney Shareholders’ equity	100,721	99,277
Noncontrolling interests	4,780	4,680
Total equity	105,501	103,957
Total liabilities and equity	$197,774	$205,579
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES
Net income	$2,151	$1,361
Depreciation and amortization	1,243	1,306
Deferred income taxes	(51)	(15)
Equity in the income of investees	(181)	(191)
Cash distributions received from equity investees	153	176
Net change in produced and licensed content costs and advances	2,642	558
Equity-based compensation	308	270
Other, net	(64)	(163)
Changes in operating assets and liabilities:
Receivables	(1,554)	(1,423)
Inventories	8	(88)
Other assets	30	(443)
Accounts payable and other liabilities	(1,396)	(2,378)
Income taxes	(1,104)	56
Cash provided by (used in) operations	2,185	(974)

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(1,299)	(1,181)
Other, net	53	(111)
Cash used in investing activities	(1,246)	(1,292)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,046	799
Borrowings	—	67
Reduction of borrowings	(309)	(1,000)
Contributions from / sale of noncontrolling interest	—	178
Acquisition of redeemable noncontrolling interest	(8,610)	(900)
Other, net	(133)	(187)
Cash used in financing activities	(8,006)	(1,043)

Impact of exchange rates on cash, cash equivalents and restricted cash	79	164

Change in cash, cash equivalents and restricted cash	(6,988)	(3,145)
Cash, cash equivalents and restricted cash, beginning of period	14,235	11,661
Cash, cash equivalents and restricted cash, end of period	$7,247	$8,516
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
Comprehensive income (loss)	—	—	1,911	(210)	—	1,701	129	1,830
Equity compensation activity	4	250	—	—	—	250	—	250
Dividends	—	—	(549)	—	—	(549)	—	(549)
Distributions and other	—	7	35	—	—	42	(29)	13
Balance at December 30, 2023	1,834	$57,640	$47,490	$(3,502)	$(907)	$100,721	$4,780	$105,501

Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income (loss)	—	—	1,279	(359)	—	920	(16)	904
Equity compensation activity	2	180	—	—	—	180	—	180
Contributions	—	—	—	—	—	—	178	178
Distributions and other	—	1	40	—	—	41	(47)	(6)
Balance at December 31, 2022	1,826	$56,579	$44,955	$(4,478)	$(907)	$96,149	$3,986	$100,135
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended December 30, 2023 are not necessarily indicative of the results that may be expected for the year ending September 28, 2024.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.
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
Redeemable Noncontrolling Interest
Hulu LLC
In November 2023, NBC Universal (NBCU) exercised its right to require the Company to purchase NBCU’s 33% interest in Hulu LLC (Hulu), a direct-to-consumer (DTC) streaming service provider, at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s equity fair value or a guaranteed floor value of $27.5 billion. In connection with the redemption, the Company will pay NBCU 50% of the future tax benefits from the amortization of the purchase of NBCU’s interest in Hulu that will generally arise over a 15-year period. In December 2023, the Company paid NBCU $8.6 billion, which reflected the guaranteed floor value less NBCU’s unpaid capital call contributions.
Based on valuation procedures agreed upon by NBCU and the Company, Hulu’s equity fair value for purposes of determining the redemption payment is not expected to be finalized until later in calendar 2024. If Hulu’s equity fair value is determined to be higher than the guaranteed floor value, the Company is required to pay NBCU its share of the difference between the equity fair value and the guaranteed floor value.
The Company is required to accrete NBCU’s interest to the estimated redemption value and has accreted to the guaranteed floor value. If the redemption value is higher than the guaranteed floor value, we would record the increment as “Net income attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Condensed Consolidated Statements of Income. Estimating the redemption value prior to its final determination requires management to make significant judgments related to assessing the fair value of Hulu.
BAMTech LLC
In November 2022, the Company purchased Major League Baseball’s (MLB) 15% redeemable noncontrolling interest in BAMTech LLC (BAMTech), which holds the Company’s domestic DTC sports business, for $900 million (MLB buy-out). MLB’s interest was recorded in the Company’s financial statements at $828 million prior to the MLB buy-out. The $72 million difference was recorded as an increase in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Income.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
During the three months ended December 31, 2022, Hearst Corporation (Hearst) contributed $178 million to the domestic DTC sports business to fund its 20% share of the MLB buy-out.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made in the fiscal 2023 financial statements and notes to conform to the fiscal 2024 presentation.
2.Segment Information
The Company’s operations are reported in three segments: Entertainment, Sports and Experiences, for which separate financial information is evaluated regularly by the Chief Executive Officer to allocate resources and assess performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income/expense, net interest expense, income taxes and noncontrolling interests. Segment operating income includes equity in the income of investees and excludes amortization of intangible assets and the fair value step-up for film and television costs recognized in connection with the acquisition of TFCF Corporation (TFCF) and Hulu in fiscal 2019 (TFCF and Hulu acquisition amortization). Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income are as follows:

	Quarter Ended
	December 30, 2023	December 31, 2022
Revenues:
Entertainment
Third parties	$9,881	$10,584
Intersegment	100	91
	9,981	10,675
Sports
Third parties	4,536	4,383
Intersegment	299	257
	4,835	4,640
Experiences	9,132	8,545
Eliminations	(399)	(348)
Total segment revenues	$23,549	$23,512
Segment operating income:
Entertainment	$874	$345
Sports	(103)	(164)
Experiences	3,105	2,862
Total segment operating income(1)	$3,876	$3,043
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	December 30, 2023	December 31, 2022
Entertainment	$171	$193
Sports	13	3
Experiences	—	(2)
Equity in the income of investees included in segment operating income	184	194
Amortization of TFCF intangible assets related to equity investees	(3)	(3)
Equity in the income of investees, net	$181	$191

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 30, 2023	December 31, 2022
Segment operating income	$3,876	$3,043
Corporate and unallocated shared expenses	(308)	(280)
Restructuring and impairment charges(1)	—	(69)
Other expense, net(2)	—	(42)
Interest expense, net	(246)	(300)
TFCF and Hulu acquisition amortization(3)	(451)	(579)
Income before income taxes	$2,871	$1,773
(1)See Note 16 for a discussion of amounts in restructuring and impairment charges.
(2)See Note 4 for a discussion of amounts in other expense, net.
(3)TFCF and Hulu acquisition amortization is as follows:

	Quarter Ended
	December 30, 2023	December 31, 2022
Amortization of intangible assets	$380	$417
Step-up of film and television costs	68	159
Intangibles related to TFCF equity investees	3	3
	$451	$579
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Total
Balance at September 30, 2023	$55,031	$16,486	$5,550	$77,067
Currency translation adjustments and other, net	(1)	—	—	(1)
Balance at December 30, 2023	$55,030	$16,486	$5,550	$77,066

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents our revenues by segment and major source:

	Quarter Ended December 30, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Affiliate fees	$1,766	$2,669	$—	$(293)	$4,142
Subscription fees	4,507	415	—	—	4,922
Advertising	1,997	1,351	—	—	3,348
Theme park admissions	—	—	2,982	—	2,982
Resort and vacations	—	—	2,118	—	2,118
Retail and wholesale sales of merchandise, food and beverage	—	—	2,477	—	2,477
Merchandise licensing	192	—	967	—	1,159
TV/VOD distribution licensing	536	57	—	—	593
Theatrical distribution licensing	251	—	—	—	251
Home entertainment	209	—	—	—	209
Other	523	343	588	(106)	1,348
	$9,981	$4,835	$9,132	$(399)	$23,549

	Quarter Ended December 31, 2022
	Entertainment	Sports	Experiences	Eliminations	Total
Affiliate fees	$1,873	$2,653	$—	$(266)	$4,260
Subscription fees	3,861	379	—	—	4,240
Advertising	2,180	1,262	1	—	3,443
Theme park admissions	—	—	2,641	—	2,641
Resort and vacations	—	—	1,980	—	1,980
Retail and wholesale sales of merchandise, food and beverage	—	—	2,382	—	2,382
Merchandise licensing	191	—	952	—	1,143
TV/VOD distribution licensing	724	76	—	—	800
Theatrical distribution licensing	1,140	—	—	—	1,140
Home entertainment	185	—	—	—	185
Other	521	270	589	(82)	1,298
	$10,675	$4,640	$8,545	$(348)	$23,512
    The following table presents our revenues by segment and primary geographical markets:

	Quarter Ended December 30, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$7,588	$4,358	$7,037	$(399)	$18,584
Europe	1,409	179	1,022	—	2,610
Asia Pacific	984	298	1,073	—	2,355
Total revenues	$9,981	$4,835	$9,132	$(399)	$23,549

	Quarter Ended December 31, 2022
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,150	$4,315	$6,854	$(348)	$18,971
Europe	1,499	126	1,015	—	2,640
Asia Pacific	1,026	199	676	—	1,901
Total revenues	$10,675	$4,640	$8,545	$(348)	$23,512
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/VOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended December 30, 2023, $0.3 billion was recognized related to performance obligations satisfied as of September 30, 2023. For the quarter ended December 31, 2022, $0.3 billion was recognized related to performance obligations satisfied as of October 1, 2022.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

As of December 30, 2023, revenue for unsatisfied performance obligations expected to be recognized in the future is $14 billion, primarily for IP or advertising time to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, DTC wholesalers, advertisers and sports sublicensees. Of this amount, we expect to recognize approximately $5 billion in the remainder of fiscal 2024, $5 billion in fiscal 2025, $2 billion in fiscal 2026 and $2 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Accounts receivable and deferred revenues from contracts with customers are as follows:

	December 30, 2023	September 30, 2023
Accounts receivable
Current	$11,810	$10,279
Non-current	1,191	1,212
Allowance for credit losses	(156)	(154)
Deferred revenues
Current	5,641	5,568
Non-current	952	977
For the quarter ended December 30, 2023, the Company recognized revenue of $3.4 billion that was included in the September 30, 2023 deferred revenue balance. For the quarter ended December 31, 2022, the Company recognized revenue of $3.4 billion that was included in the October 1, 2022 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
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
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights (TV/VOD licensing) and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of TV/VOD licensing receivables recorded in other non-current assets was $0.5 billion at December 30, 2023 and $0.6 billion at September 30, 2023. The balance of vacation club receivables recorded in other non-current assets was $0.7 billion at both December 30, 2023 and September 30, 2023. The allowance for credit losses for TV/VOD licensing and vacation club receivables and related activity for the periods ended December 30, 2023 and September 30, 2023 were not material.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

4.Other Expense, net
Other expense, net is as follows:

	Quarter Ended
	December 30, 2023	December 31, 2022
DraftKings loss	$—	$(70)
Other	—	28
Other expense, net	$—	$(42)
In the prior-year quarter, the Company recognized a $70 million non-cash loss to adjust its investment in DraftKings, Inc. (DraftKings) to fair value.
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	December 30, 2023	September 30, 2023
Cash and cash equivalents	$7,192	$14,182
Restricted cash included in other assets	55	53
Total cash, cash equivalents and restricted cash in the statement of cash flows	$7,247	$14,235
Borrowings
During the quarter ended December 30, 2023, the Company’s borrowing activity was as follows:

	September 30, 2023	Borrowings	Payments	Other Activity	December 30, 2023
Commercial paper with original maturities less than three months	$289	$542	$—	$5	$836
Commercial paper with original maturities greater than three months	1,187	754	(250)	16	1,707
U.S. dollar denominated notes	43,504	—	(295)	(39)	43,170
Asia Theme Parks borrowings	1,308	—	(14)	50	1,344
Foreign currency denominated debt and other(1)	143	—	—	490	633
	$46,431	$1,296	$(559)	$522	$47,690
(1)The other activity is attributable to market value adjustments for debt with qualifying hedges.
At December 30, 2023, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring March 2024	$5,250	$—	$5,250
Facility expiring March 2025	3,000	—	3,000
Facility expiring March 2027	4,000	—	4,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR), and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s ranging from 0.655% to 1.225%. The bank facilities contain

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On December 30, 2023, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of December 30, 2023, the Company has $1.7 billion of outstanding letters of credit, of which none were issued under this facility.
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
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended
	December 30, 2023	December 31, 2022
Interest expense	$(528)	$(465)
Interest and investment income	182	79
Net periodic pension and postretirement benefit costs (other than service costs)	100	86
Interest expense, net	$(246)	$(300)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	December 30, 2023	September 30, 2023
Cash and cash equivalents	$426	$504
Other current assets	184	159
Total current assets	610	663
Parks, resorts and other property	6,212	6,150
Other assets	223	234
Total assets	$7,045	$7,047

Current liabilities	$710	$720
Long-term borrowings	1,344	1,308
Other long-term liabilities	398	392
Total liabilities	$2,452	$2,420

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the quarter ended December 30, 2023:

Revenues	$1,362
Costs and expenses	(1,123)
Asia Theme Parks’ royalty and management fees of $67 million for the quarter ended December 30, 2023 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the quarter ended December 30, 2023 were $352 million provided by operating activities, $239 million used in investing activities and $12 million used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $166 million and $111 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the scheduled maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.7 billion ($346 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2028. The line of credit was fully repaid during the quarter ended December 30, 2023. The Company’s line of credit is eliminated in consolidation.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $978 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. The line of credit was fully repaid during the quarter ended December 30, 2023. These balances are eliminated in consolidation.
Shendi has provided Shanghai Disney Resort with loans totaling 8.8 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. The line of credit was fully repaid during the quarter ended December 30, 2023.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of December 30, 2023			As of September 30, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,911	$13,725	$18,636	$4,968	$13,555	$18,523
Completed, not released	—	1,713	1,713	70	1,786	1,856
In-process	3,157	5,394	8,551	3,331	6,120	9,451
In development or pre-production	262	132	394	279	133	412
	$8,330	$20,964	29,294	$8,648	$21,594	30,242
Licensed content - Television programming rights and advances			4,840			6,351
Total produced and licensed content			$34,134			$36,593

Current portion			$1,409			$3,002
Non-current portion			$32,725			$33,591
Amortization of produced and licensed content is as follows:

	Quarter Ended
	December 30, 2023	December 31, 2022
Produced content
Predominantly monetized individually	$768	$1,157
Predominantly monetized as a group	1,794	2,160
	2,562	3,317
Licensed programming rights and advances	4,590	4,539
Total produced and licensed content costs(1)	$7,152	$7,856
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income.
8.Income Taxes
Unrecognized Tax Benefits
The Company’s gross unrecognized tax benefits (before interest and penalties) at both December 30, 2023 and September 30, 2023, were $2.5 billion. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.3 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

9.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Service costs	$62	$65	$—	$1
Other costs (benefits):
Interest costs	208	196	14	20
Expected return on plan assets	(284)	(288)	(14)	(15)
Amortization of previously deferred service costs	2	2	(22)	—
Recognized net actuarial loss	5	5	(9)	(6)
Total other costs (benefits)	(69)	(85)	(31)	(1)
Net periodic benefit cost (income)	$(7)	$(20)	$(31)	$—
During the quarter ended December 30, 2023, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2024. Final minimum funding requirements for fiscal 2024 will be determined based on a January 1, 2024 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2024.
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

	Quarter Ended
	December 30, 2023	December 31, 2022
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,832	1,825
Weighted average dilutive impact of Awards	3	2
Weighted average number of common and common equivalent shares outstanding (diluted)	1,835	1,827
Awards excluded from diluted earnings per share	39	26
11.Equity
On November 30, 2023, the Board of Directors declared a cash dividend of $0.30 per share ($549 million) with respect to the second half of fiscal 2023, which was paid in January 2024 to shareholders of record as of December 11, 2023.
On February 7, 2024, the Board of Directors declared a cash dividend of $0.45 per share with respect to the first half of fiscal 2024, which will be paid on July 25, 2024 to shareholders of record as of July 8, 2024.
Effective February 7, 2024, the Board of Directors authorized a new share repurchase program for the Company to repurchase a total of 400 million shares of its common stock. The Company plans to target repurchases of $3 billion in fiscal 2024. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
First quarter of fiscal 2024
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)
Quarter Ended December 30, 2023:
Unrealized gains (losses) arising during the period	(277)	(3)	137	(143)
Reclassifications of realized net (gains) losses to net income	(140)	(24)	—	(164)
Balance at December 30, 2023	$(158)	$(2,199)	$(1,837)	$(4,194)

First quarter of fiscal 2023
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Quarter Ended December 31, 2022:
Unrealized gains (losses) arising during the period	(475)	—	146	(329)
Reclassifications of realized net (gains) losses to net income	(218)	1	42	(175)
Balance at December 31, 2022	$111	$(3,769)	$(1,826)	$(5,484)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
First quarter of fiscal 2024
Balance at September 30, 2023	$(64)	$517	$142	$595
Quarter Ended December 30, 2023:
Unrealized gains (losses) arising during the period	66	—	(7)	59
Reclassifications of realized net (gains) losses to net income	32	6	—	38
Balance at December 30, 2023	$34	$523	$135	$692

First quarter of fiscal 2023
Balance at October 1, 2022	$(179)	$901	$139	$861
Quarter Ended December 31, 2022:
Unrealized gains (losses) arising during the period	100	—	8	108
Reclassifications of realized net (gains) losses to net income	51	—	(14)	37
Balance at December 31, 2022	$(28)	$901	$133	$1,006

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
First quarter of fiscal 2024
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Quarter Ended December 30, 2023:
Unrealized gains (losses) arising during the period	(211)	(3)	130	(84)
Reclassifications of realized net (gains) losses to net income	(108)	(18)	—	(126)
Balance at December 30, 2023	$(124)	$(1,676)	$(1,702)	$(3,502)

First quarter of fiscal 2023
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Quarter Ended December 31, 2022:
Unrealized gains (losses) arising during the period	(375)	—	154	(221)
Reclassifications of realized net (gains) losses to net income	(167)	1	28	(138)
Balance at December 31, 2022	$83	$(2,868)	$(1,693)	$(4,478)
Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended
		December 30, 2023	December 31, 2022
Market value adjustments, primarily cash flow hedges	Primarily revenue	$140	$218
Estimated tax	Income taxes	(32)	(51)
		108	167

Pension and postretirement medical expense	Interest expense, net	24	(1)
Estimated tax	Income taxes	(6)	—
		18	(1)

Foreign currency translation and other	Restructuring and impairment charges	—	(42)
Estimated tax	Income taxes	—	14
		—	(28)
Total reclassifications for the period		$126	$138

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 30, 2023	December 31, 2022
Stock options	$17	$19
RSUs	291	251
Total equity-based compensation expense(1)	$308	$270
Equity-based compensation expense capitalized during the period	$44	$36
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $137 million and $2.8 billion, respectively, as of December 30, 2023.
During the quarters ended December 30, 2023 and December 31, 2022, the weighted average grant date fair values for options granted were $32.06 and $34.71, respectively, and for RSUs were $93.87 and $91.89, respectively.
During the quarter ended December 30, 2023, the Company made equity compensation grants consisting of 2.7 million stock options and 15.7 million RSUs.
13.Commitments and Contingencies
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy, and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. The Company intends to defend against the lawsuit vigorously and filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023. Plaintiffs filed their opposition on February 5, 2024, and the Company may file a reply brief by March 5, 2024. The lawsuit is in the early stages and at this time we cannot reasonably estimate the amount of any potential loss.
Three shareholder derivative complaints have been filed. The first, in which Hugues Gervat is the plaintiff, was filed on August 4, 2023, in the U.S. District Court for the Central District of California. The second, in which Stourbridge Investments LLC is the plaintiff, was filed on August 23, 2023 in the U.S. District Court for the District of Delaware. And the third, in which Audrey McAdams is the Plaintiff, was filed on December 15, 2023, in the U.S. District Court for the Central District of California. Each named The Walt Disney Company as a nominal defendant and alleged claims on its behalf against the Company’s Chief Executive Officer, Robert Iger; its former Chief Executive Officer, Robert Chapek; its former Chief Financial Officer, Christine M. McCarthy; the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel, and ten current and former members of the Disney Board (Susan E. Arnold; Mary T. Barra; Safra A. Catz; Amy L. Chang; Francis A. deSouza; Michael B.G. Froman; Maria Elena Lagomasino; Calvin R. McDonald; Mark G. Parker; and Derica W. Rice). Along with alleged violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act, premised on the same allegations as the Securities Class Action, plaintiffs in both actions sought to recover for alleged breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste. On October 24, 2023, the Stourbridge action was voluntarily dismissed and, on November 16, 2023, was refiled in Delaware state court alleging analogous theories of liability based on state law. On October 30, 2023, the Gervat action was stayed pending a ruling on the motion to dismiss filed in the Securities Class Action. The Stourbridge action was likewise stayed under an order entered December 12, 2023. The Company intends to defend against these lawsuits vigorously. The lawsuits are in the early stages, and at this time we cannot reasonably estimate the amount of any potential loss.

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

	Fair Value Measurement at December 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$145	$—	$145
Derivatives
Foreign exchange	—	668	—	668
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(1,459)	—	(1,459)
Foreign exchange	—	(565)	—	(565)
Other	—	(4)	—	(4)
Other	—	(539)	—	(539)
Total recorded at fair value	$—	$(1,736)	$—	$(1,736)
Fair value of borrowings	$—	$44,075	$1,370	$45,445

	Fair Value Measurement at September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$46	$128	$—	$174
Derivatives
Foreign exchange	—	1,336	—	1,336
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(1,791)	—	(1,791)
Foreign exchange	—	(815)	—	(815)
Other	—	(13)	—	(13)
Other	—	(465)	—	(465)
Total recorded at fair value	$46	$(1,602)	$—	$(1,556)
Fair value of borrowings	$—	$40,123	$1,333	$41,456

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
The Company’s derivative positions measured at fair value are summarized in the following tables:

	As of December 30, 2023
	Current Assets	Investments/Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$399	$206	$(155)	$(100)
Interest rate	—	—	(1,459)	—
Other	1	1	(3)	(1)
Derivatives not designated as hedges
Foreign exchange	59	4	(245)	(65)
Other	16	145	—	—
Gross fair value of derivatives	475	356	(1,862)	(166)
Counterparty netting	(372)	(195)	463	104
Cash collateral (received) paid	(13)	—	1,106	—
Net derivative positions	$90	$161	$(293)	$(62)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	As of September 30, 2023
	Current Assets	Investments/Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$595	$338	$(123)	$(93)
Interest rate	—	—	(1,791)	—
Other	12	6	—	—
Derivatives not designated as hedges
Foreign exchange	384	19	(520)	(79)
Other	—	128	(13)	—
Gross fair value of derivatives	991	491	(2,447)	(172)
Counterparty netting	(770)	(262)	900	132
Cash collateral (received) paid	(123)	(7)	1,257	—
Net derivative positions	$98	$222	$(290)	$(40)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at both December 30, 2023 and September 30, 2023 was $13.5 billion.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	December 30, 2023	September 30, 2023	December 30, 2023	September 30, 2023
Borrowings:
Current	$2,381	$1,439	$(60)	$(59)
Long-term	10,296	10,748	(1,253)	(1,694)
	$12,677	$12,187	$(1,313)	$(1,753)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	December 30, 2023	December 31, 2022
Gain (loss) on:
Pay-floating swaps	$432	$71
Borrowings hedged with pay-floating swaps	(432)	(71)
Benefit (expense) associated with interest accruals on pay-floating swaps	(154)	(95)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 30, 2023 or at September 30, 2023, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarters ended December 30, 2023 and December 31, 2022 were not material.

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
The Company enters into option and forward contracts to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, Canadian dollar, Japanese yen, British pound and Chinese yuan. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings into U.S. dollar denominated borrowings.
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 30, 2023 and September 30, 2023, the notional amounts of the Company’s net foreign exchange cash flow hedges were $9.5 billion and $8.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $230 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended
	December 30, 2023	December 31, 2022
Gain (loss) recognized in Other Comprehensive Income	$(264)	$(502)
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	141	222
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of both December 30, 2023 and September 30, 2023, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($1.0 billion). The related gains or losses recognized in earnings were not material for the quarters ended December 30, 2023 and December 31, 2022.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amounts of these foreign exchange contracts at December 30, 2023 and September 30, 2023 were $2.9 billion and $3.1 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Income:

	Costs and Expenses		Interest expense, net		Income Tax Expense
Quarter Ended:	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net gains (losses) on foreign currency denominated assets and liabilities	$35	$145	$(23)	$(18)	$(46)	$(88)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(126)	(213)	21	18	42	70
Net gains (losses)	$(91)	$(68)	$(2)	$—	$(4)	$(18)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at December 30, 2023 and September 30, 2023 and

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

related gains or losses recognized in earnings for the quarters ended December 30, 2023 and December 31, 2022 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at December 30, 2023 and September 30, 2023 were $0.5 billion and $0.4 billion, respectively. The related gains or losses recognized in earnings were not material for the quarters ended December 30, 2023 and December 31, 2022.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1.5 billion and $1.6 billion at December 30, 2023 and September 30, 2023, respectively.
16.Restructuring and Impairment Charges
In the prior-year quarter ended December 31, 2022, the Company recognized restructuring charges of $69 million related to exiting our businesses in Russia. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income.
17.New Accounting Pronouncements
Improvements to Reportable Segments Disclosures
In November 2023, the FASB issued guidance that enhances reportable segment disclosures by requiring the disclosure of significant expenses that are regularly provided to the chief operating decision maker (CODM) and included in the segment’s measure of profit or loss. It also requires an explanation of how the CODM uses the segment’s measure of profit or loss to assess segment performance and allocate resources. The guidance is effective for the Company beginning in fiscal year 2025 for annual periods and beginning in fiscal year 2026 for interim periods and requires retrospective adoption (with early adoption permitted). The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance that enhances income tax disclosures. The new guidance requires an expanded rate reconciliation and the disaggregation of cash taxes paid by U.S. federal, U.S. state and foreign jurisdictions and eliminates certain disclosures related to uncertain tax benefits. The guidance is effective for annual periods beginning with the Company’s 2026 fiscal year (with early adoption permitted). The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

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
•Current Quarter Results Compared to Prior-Year Quarter
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Commitments and Contingencies
•Other Matters
•DTC Product Descriptions, Key Definitions and Supplemental Information
•Supplemental Guarantor Financial Information
•Market Risk
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)
(in millions, except per share data)	December 30, 2023	December 31, 2022
Revenues:
Services	$20,975	$20,997	— %
Products	2,574	2,515	2%
Total revenues	23,549	23,512	— %
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,922)	(14,781)	6%
Cost of products (exclusive of depreciation and amortization)	(1,665)	(1,605)	(4) %
Selling, general, administrative and other	(3,783)	(3,827)	1%
Depreciation and amortization	(1,243)	(1,306)	5%
Total costs and expenses	(20,613)	(21,519)	4%
Restructuring and impairment charges	—	(69)	100%
Other expense, net	—	(42)	100%
Interest expense, net	(246)	(300)	18%
Equity in the income of investees	181	191	(5) %
Income before income taxes	2,871	1,773	62%
Income taxes	(720)	(412)	(75) %
Net income	2,151	1,361	58%
Net income attributable to noncontrolling interests	(240)	(82)	>(100) %
Net income attributable to Disney	$1,911	$1,279	49%
Diluted earnings per share attributable to Disney	$1.04	$0.70	49%

CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter were comparable to the prior-year quarter at $23.5 billion; net income attributable to Disney increased to $1.9 billion in the current quarter compared to $1.3 billion in the prior-year quarter; and diluted earnings per share (EPS) attributable to Disney increased to $1.04 compared to $0.70 in the prior-year quarter. The EPS increase was primarily due to higher operating income at Entertainment, Experiences and, to a lesser extent, Sports.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Service revenues for the quarter were comparable to prior-year quarter at $21.0 billion as lower theatrical distribution revenue and, to a lesser extent, lower TV/VOD distribution revenue were largely offset by higher DTC subscription revenue and increased revenues at our theme parks and resorts.
Product revenues for the quarter increased 2%, or $0.1 billion, to $2.6 billion due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts.
Costs and expenses
Cost of services for the quarter decreased 6%, or $0.9 billion, to $13.9 billion primarily due to lower programming and production costs and, to a lesser extent, lower technical support costs, partially offset by the impact of inflation and increased volumes at our theme parks and resorts. The decrease in programming and production costs was due to lower amortization resulting from lower theatrical and TV/VOD distribution revenue and a decrease in programming and production cost amortization at Entertainment Linear Networks and Direct-to-Consumer, partially offset by Sports.
Cost of products for the quarter increased 4%, or $0.1 billion, to $1.7 billion due to higher sales volumes of merchandise, food and beverage and cost inflation at our theme parks and resorts.
Selling, general, administrative and other costs decreased 1% to $3.8 billion, primarily due to lower marketing costs.
Depreciation and amortization decreased 5% to $1.2 billion due to lower TFCF and Hulu acquisition amortization and lower depreciation at Experiences.
Restructuring and impairment charges
In the prior-year quarter, the Company recognized charges of $69 million related to exiting our businesses in Russia.
Other expense, net
Other expense, net in the prior-year quarter included a DraftKings loss of $70 million, partially offset by a $28 million gain on the sale of a business.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	December 30, 2023	December 31, 2022	% Change Better (Worse)
Interest expense	$(528)	$(465)	(14) %
Interest income, investment income and other	282	165	71%
Interest expense, net	$(246)	$(300)	18%
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The increase in interest income, investment income and other was driven by higher interest income on cash balances reflecting an increase in interest rates.
Equity in the Income of Investees
Income from equity investees decreased $10 million, to $181 million from $191 million, due to lower income from A+E Television Networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Income Taxes

	Quarter Ended
	December 30, 2023	December 31, 2022
Income before income taxes	$2,871	$1,773
Income tax	720	412
Effective income tax rate	25.1%	23.2%
The increase in the effective income tax rate was due to the impact of adjustments related to prior years, which was unfavorable in the current quarter and favorable in the prior-year quarter, partially offset by lower effective tax rates on foreign earnings compared to the prior-year quarter.
Noncontrolling Interests

	Quarter Ended
(in millions)	December 30, 2023	December 31, 2022	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(240)	$(82)	>(100) %
The increase in net income attributable to noncontrolling interests was primarily due to improved results at our Asia Theme Parks, the accretion of Hulu’s noncontrolling interest to the amount paid to NBCU in December 2023 (see Note 1 to the Condensed Consolidated Financial Statements) and, to a lesser extent, improved results at ESPN, partially offset by the comparison to the impact of the prior year purchase of Major League Baseball’s 15% interest in BAMTech LLC.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended December 30, 2023 were impacted by the following:
•TFCF and Hulu acquisition amortization of $451 million
Results for the quarter ended December 31, 2022 were impacted by the following:
•TFCF and Hulu acquisition amortization of $579 million
•Impairment charges of $69 million
•Other expense, net of $42 million due to the DraftKings loss of $70 million, partially offset by a $28 million gain on the sale of a business
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended December 30, 2023:
TFCF and Hulu acquisition amortization	$(451)	$106	$(345)	$(0.18)

Quarter Ended December 31, 2022:
TFCF and Hulu acquisition amortization	$(579)	$135	$(444)	$(0.24)
Restructuring and impairment charges	(69)	8	(61)	(0.03)
Other expense, net	(42)	16	(26)	(0.01)
Total	$(690)	$159	$(531)	$(0.29)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 30, 2023 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Entertainment revenues are subject to seasonal advertising patterns, changes in viewership and subscriber levels, timing and performance of film releases in the theatrical and home entertainment markets, and the timing of and demand for film and television programs. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues vary with the subscriber trends of multi-channel video programming distributors (i.e. cable, satellite telecommunications and digital over-the-top service providers). Theatrical release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
Sports revenues are subject to seasonal advertising patterns, changes in viewership and subscriber levels, and the availability of and demand for sports programming. In addition, advertising revenues generated from sports programming are impacted by the timing of sports seasons and events, which varies throughout the year or may take place periodically (e.g. biannually, quadrennially).
Experiences revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities, which generally results in higher revenues during the Company’s first and fourth fiscal quarters, the opening of new guest offerings and pricing and promotional offers. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. In addition, theme park and resort revenues may be higher during significant celebrations such as theme park or character anniversaries and lower in the periods following such celebrations. Consumer products revenue fluctuates with consumer purchasing behavior, which generally results in higher revenues during the Company’s first fiscal quarter due to the winter holiday season. In addition, licensing revenues fluctuate with the timing and performance of our film and television content.
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Entertainment	$9,981	$10,675	(7) %
Sports	4,835	4,640	4%
Experiences	9,132	8,545	7%
Eliminations (1)	(399)	(348)	(15) %
Revenues	$23,549	$23,512	— %
(1)Reflects fees paid by Direct-to-Consumer to Sports and other Entertainment businesses for the right to air their linear networks on Hulu Live and fees paid by Entertainment to Sports to program sports on the ABC Network and Star+.
The following table presents income from our operating segments and other components of income before income taxes:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Entertainment operating income	$874	$345	>100%
Sports operating loss	(103)	(164)	37%
Experiences operating income	3,105	2,862	8%
Corporate and unallocated shared expenses	(308)	(280)	(10) %
Restructuring and impairment charges	—	(69)	100%
Other expense, net	—	(42)	100%
Interest expense, net	(246)	(300)	18%
TFCF and Hulu acquisition amortization	(451)	(579)	22%
Income before income taxes	$2,871	$1,773	62%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Entertainment	$163	$154	(6) %
Sports	11	10	(10) %
Experiences
Domestic	424	452	6%
International	171	164	(4) %
Total Experiences	595	616	3%
Corporate	54	48	(13) %
Total depreciation expense	$823	$828	1%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Entertainment	$13	$34	62%
Sports	—	—	nm
Experiences	27	27	— %
TFCF and Hulu intangible assets	380	417	9%
Total amortization of intangible assets	$420	$478	12%
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Revenues:
Linear Networks	$2,803	$3,202	(12) %
Direct-to-Consumer	5,546	4,822	15%
Content Sales/Licensing and Other	1,632	2,651	(38) %
	$9,981	$10,675	(7) %
Segment operating income (loss):
Linear Networks	$1,236	$1,330	(7) %
Direct-to-Consumer	(138)	(984)	86%
Content Sales/Licensing and Other	(224)	(1)	>(100) %
	$874	$345	>100%
Revenues
The decrease in Entertainment revenues was due to lower theatrical distribution revenue and, to a lesser extent, decreases in TV/VOD distribution, advertising and affiliate revenue. These decreases were partially offset by subscription revenue growth.
Operating income
The increase in operating income was due to improved results at Direct-to-Consumer, partially offset by a decline at Content Sales/Licensing and Other.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Revenues
Affiliate fees	$1,766	$1,873	(6) %
Advertising	994	1,267	(22) %
Other	43	62	(31) %
Total revenues	2,803	3,202	(12) %
Operating expenses	(1,171)	(1,462)	20%
Selling, general, administrative and other	(557)	(591)	6%
Depreciation and amortization	(12)	(12)	— %
Equity in the income of investees	173	193	(10) %
Operating Income	$1,236	$1,330	(7) %
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Domestic	$1,480	$1,557	(5) %
International	286	316	(9) %
	$1,766	$1,873	(6) %
The decrease in domestic affiliate revenue was due to a decrease of 10% from fewer subscribers, including the impact of the non-carriage of certain networks by an affiliate, partially offset by an increase of 5% from higher contractual rates.
Lower international affiliate revenue was primarily attributable to a decrease of 7% from fewer subscribers.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Domestic	$706	$980	(28) %
International	288	287	— %
	$994	$1,267	(22) %
The decline in domestic advertising revenue reflected decreases of 15% from fewer impressions, driven by a decrease at ABC Network, and 11% from lower rates primarily attributable to a decrease in political advertising at the owned television stations. Fewer network impressions were in part due to the impact of the guild strikes on our programming schedule primarily due to a shift of units to the Sports segment reflecting the simulcast of certain NFL games.
Revenues - Other
Other revenue decreased $19 million, to $43 million from $62 million, primarily due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Programming and production costs
Domestic	$(760)	$(1,027)	26%
International	(183)	(163)	(12) %
Total programming and production costs	(943)	(1,190)	21%
Other operating expenses	(228)	(272)	16%
	$(1,171)	$(1,462)	20%
The decrease in domestic programming and production costs was primarily due to fewer hours of scripted programming in the current quarter, reflecting the impact of the guild strikes. Scripted programming was primarily replaced with lower average cost non-scripted programming as well as ESPN on ABC sports programming, the costs of which are recognized in the Sports segment.
International programming and production costs increased primarily due to inflation.
The decrease in other operating expenses included lower technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $34 million, to $557 million from $591 million, due to lower marketing costs.
Equity in the Income of Investees
Income from equity investees decreased $20 million, to $173 million from $193 million, primarily due to lower income from A+E Television Networks driven by decreases in advertising and affiliate revenue, partially offset by a gain on the sale of an investment.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $94 million, to $1,236 million from $1,330 million, due to decreases at our domestic and international businesses and lower income from equity investees.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Supplemental revenue detail
Domestic	$2,210	$2,565	(14) %
International	593	637	(7) %
	$2,803	$3,202	(12) %
Supplemental operating income detail
Domestic	$838	$879	(5) %
International	225	258	(13) %
Equity in the income of investees	173	193	(10) %
	$1,236	$1,330	(7) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Revenues
Subscription fees	$4,507	$3,861	17%
Advertising	974	866	12%
Other	65	95	(32) %
Total revenues	5,546	4,822	15%
Operating expenses	(4,493)	(4,623)	3%
Selling, general, administrative and other	(1,121)	(1,087)	(3) %
Depreciation and amortization	(70)	(96)	27%
Operating Loss	$(138)	$(984)	86%
Revenues - Subscription fees
Growth in subscription fees in the current quarter compared to the prior-year quarter reflected increases of 13% from higher rates attributable to increases in retail pricing at Disney+ Core and, to a lesser extent, Hulu, and 4% from more subscribers, due to growth at Disney+ Core and Hulu.
Revenues - Advertising
Higher advertising revenue in the current quarter compared to the prior-year quarter reflected an increase of 23% from higher impressions, partially offset by a decrease of 11% from lower rates attributable to a decrease at Hulu. The increase in impressions was due to airing more hours of International Cricket Council (ICC) cricket programming compared to the prior-year quarter, growth of the U.S. ad-supported Disney+ service, which launched in December 2022, and higher impressions at Hulu due to more units delivered.
Revenues - Other
The decrease in other revenue was due to an unfavorable Foreign Exchange Impact.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of Disney+(1) and Hulu(1), and we believe these metrics are useful to investors in analyzing the business:

Paid subscribers(1) at:				% Change Better (Worse)
(in millions)	December 30, 2023	September 30, 2023	December 31, 2022	Dec. 30, 2023 vs. Sept. 30, 2023	Dec. 30, 2023 vs. Dec. 31, 2022
Disney+
Domestic (U.S. and Canada)	46.1	46.5	46.6	(1) %	(1) %
International (excluding Disney+ Hotstar)(1)	65.2	66.1	57.7	(1) %	13%
Disney+ Core(2)	111.3	112.6	104.3	(1) %	7%

Disney+ Hotstar	38.3	37.6	57.5	2%	(33) %

Hulu
SVOD Only	45.1	43.9	43.5	3%	4%
Live TV + SVOD	4.6	4.6	4.5	— %	2%
Total Hulu(2)	49.7	48.5	48.0	2%	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber(1):

	Quarter Ended			% Change Better (Worse)
	December 30, 2023	September 30, 2023	December 31, 2022	Dec. 30, 2023 vs. Sept. 30, 2023	Dec. 30, 2023 vs. Dec. 31, 2022
Disney+
Domestic (U.S. and Canada)	$8.15	$7.50	$5.95	9%	37%
International (excluding Disney+ Hotstar)(1)	5.91	6.10	5.62	(3) %	5%
Disney+ Core	6.84	6.70	5.77	2%	19%

Disney+ Hotstar	1.28	0.70	0.74	83%	73%

Hulu
SVOD Only	12.29	12.11	12.46	1%	(1) %
Live TV + SVOD	93.61	90.08	87.90	4%	6%
(1)See discussion on page 50 —DTC Product Descriptions, Key Definitions and Supplemental Information.
(2)Total may not equal the sum of the column due to rounding.
Average Monthly Revenue Per Paid Subscriber - First Quarter of Fiscal 2024 Comparison to Fourth Quarter of Fiscal 2023
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.50 to $8.15 due to increases in retail pricing, partially offset by a higher mix of subscribers to promotional offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber decreased from $6.10 to $5.91 due to a higher mix of subscribers to promotional offerings.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.70 to $1.28 due to higher advertising revenue and increases in retail pricing, partially offset by a higher mix of subscribers from lower-priced markets.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $12.11 to $12.29 due to increases in retail pricing, partially offset by lower per-subscriber advertising revenue and a higher mix of subscribers to promotional offerings.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $90.08 to $93.61 due to increases in retail pricing.
Average Monthly Revenue Per Paid Subscriber - First Quarter of Fiscal 2024 Comparison to First Quarter of Fiscal 2023
Domestic Disney+ average monthly revenue per paid subscriber increased from $5.95 to $8.15 due to increases in retail pricing and higher advertising revenue, partially offset by a higher mix of subscribers to multi-product offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.62 to $5.91 due to increases in retail pricing and a favorable Foreign Exchange Impact, partially offset by a higher mix of subscribers to promotional offerings.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.74 to $1.28 due to higher advertising revenue and increases in retail pricing, partially offset by a higher mix of subscribers from lower-priced markets.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.46 to $12.29 reflecting lower per-subscriber advertising revenue, a higher mix of subscribers to multi-product offerings, lower per-subscriber premium add-on revenue and a higher mix of subscribers to promotional offerings, partially offset by increases in retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $87.90 to $93.61 due to increases in retail pricing, partially offset by lower per-subscriber advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Programming and production costs
Hulu	$(2,126)	$(2,106)	(1) %
Disney+ and other	(1,459)	(1,556)	6%
Total programming and production costs	(3,585)	(3,662)	2%
Other operating expense	(908)	(961)	6%
	$(4,493)	$(4,623)	3%
Higher programming and production costs at Hulu in the current quarter compared to the prior-year quarter were due to more content provided on the service and higher subscriber-based fees for programming the Live TV service. These increases were partially offset by lower average costs per hour of content available on the service. The increase in subscriber-based fees for programming the Live TV service was attributable to rate increases and more subscribers.
The decrease in programming and production costs at Disney+ and other in the current quarter compared to the prior-year quarter was due to lower average costs per hour of content available on Disney+, partially offset by more content provided on the service and higher costs for ICC cricket programming. The increase in costs for ICC cricket programming was attributable to higher average costs per match and more matches aired.
The decrease in other operating expense was due to lower technology and distribution spend reflecting the impact of cost saving initiatives.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $34 million, to $1,121 million from $1,087 million, due to an increase in marketing costs at Hulu.
Depreciation and amortization
Depreciation and amortization decreased $26 million, to $70 million from $96 million driven by assets that were fully depreciated.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $846 million, to $138 million from $984 million, due to a lower loss at Disney+ and higher operating income at Hulu.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Revenues
TV/VOD distribution	$522	$713	(27) %
Theatrical distribution	251	1,140	(78) %
Home entertainment distribution	209	185	13%
Other	650	613	6%
Total revenues	1,632	2,651	(38) %
Operating expenses	(1,175)	(1,850)	36%
Selling, general, administrative and other	(585)	(722)	19%
Depreciation and amortization	(94)	(80)	(18) %
Equity in the income (loss) of investees	(2)	—	nm
Operating Loss	$(224)	$(1)	>(100) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - TV/VOD distribution
The decrease in TV/VOD distribution revenue was due to lower sales of episodic content.
Revenues - Theatrical distribution
The decrease in theatrical distribution revenue was due to the performance of The Marvels in the current quarter compared to Avatar: The Way of Water and Black Panther: Wakanda Forever in the prior-year quarter. Other titles released in the current quarter included Wish while the prior-year quarter included Strange World.
Revenues - Other
The increase in other revenue was driven by higher revenue at Lucasfilm’s special effects business.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Programming and production costs	$(990)	$(1,605)	38%
Distribution costs and cost of goods sold	(185)	(245)	24%
	$(1,175)	$(1,850)	36%
The decrease in programming and production costs was due to lower production cost amortization attributable to the decreases in theatrical and, to a lesser extent, TV/VOD distribution revenues, partially offset by an increase in film cost impairments.
The decrease in distribution costs and cost of goods sold was driven by lower theatrical distribution costs, partially offset by an increase at Lucasfilm’s special effects business.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $137 million, to $585 million from $722 million, primarily due to lower theatrical marketing costs reflecting fewer significant releases in the current quarter.
Operating Loss from Content Sales/Licensing and Other
Operating loss from Content Sales/Licensing and Other increased $223 million to $224 million from $1 million primarily due to lower theatrical distribution results.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
TFCF and Hulu acquisition amortization(1)	$(353)	$(480)	26%
Restructuring and impairment charges(2)	—	(69)	100%
Gain on sale of a business	—	28	(100) %
(1)In the current quarter, amortization of intangible assets was $282 million and amortization of step-up on film and television costs was $68 million. In the prior-year quarter, amortization of intangible assets was $318 million and amortization of step-up on film and television costs was $159 million.
(2)Charges for the prior-year quarter related to exiting our businesses in Russia.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Revenues
Affiliate fees	$2,669	$2,653	1%
Advertising	1,351	1,262	7%
Subscription fees	415	379	9%
Other	400	346	16%
Total revenues	4,835	4,640	4%
Operating expenses	(4,599)	(4,501)	(2) %
Selling, general, administrative and other	(341)	(296)	(15) %
Depreciation and amortization	(11)	(10)	(10) %
Equity in the income of investees	13	3	>100%
Operating Loss	$(103)	$(164)	37%
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
ESPN
Domestic	$2,339	$2,328	— %
International	265	256	4%
	2,604	2,584	1%
Star (India)	65	69	(6) %
	$2,669	$2,653	1%
Domestic ESPN affiliate revenue was comparable to the prior-year quarter as an increase of 6% from higher contractual rates was offset by a decrease of 6% from fewer subscribers.
The increase in international ESPN affiliate revenue was due to an increase of 41% from higher contractual rates, partially offset by decreases of 20% from fewer subscribers and 13% from an unfavorable Foreign Exchange Impact.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
ESPN
Domestic	$1,118	$1,138	(2) %
International	49	52	(6) %
	1,167	1,190	(2) %
Star (India)	184	72	>100%
	$1,351	$1,262	7%
Lower domestic ESPN advertising revenue was due to decreases of 1% from lower rates and 1% from fewer impressions. These decreases reflected the timing of College Football Playoff (CFP) games relative to our fiscal period, partially offset by the benefits from the timing of the week 17 NFL game that aired in the current quarter compared to the second quarter of the prior year and the simulcast of certain NFL games on the ABC Network. The timing of CFP games reflected the airing of three CFP host games compared to the airing of two host games and two semi-final games in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in Star advertising revenue in the current quarter compared to the prior-year quarter was due to higher impressions, partially offset by lower rates. Higher impressions were due to increases in average units delivered and average viewership, both of which reflected the airing of more hours of ICC cricket programming compared to the prior-year quarter.
Revenues - Subscription fees
Subscription fees increased $36 million, to $415 million from $379 million, due to increases of 6% from higher rates and 3% from more subscribers.
Revenues - Other
Other revenue increased $54 million, to $400 million from $346 million, due to higher sub-licensing fees from ICC cricket programming.
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of ESPN+(1), and we believe these metrics are useful to investors in analyzing the business:

	Quarter Ended			% Change Better (Worse)
	December 30, 2023	September 30, 2023	December 31, 2022	Dec. 30, 2023 vs. Sept. 30, 2023	Dec. 30, 2023 vs. Dec. 31, 2022
Paid subscribers(1) at (in millions)	25.2	26.0	24.9	(3) %	1%
Average Monthly Revenue per Paid Subscriber(1) for the quarter end	$6.09	$5.34	$5.53	14%	10%
(1)See discussion on page 50 —DTC Product Descriptions, Key Definitions and Supplemental Information.
Average Monthly Revenue Per Paid Subscriber - First Quarter of Fiscal 2024 Comparison to Fourth Quarter of Fiscal 2023
ESPN+ average monthly revenue per paid subscriber increased from $5.34 to $6.09 due to increases in retail pricing and higher advertising revenue.
Average Monthly Revenue Per Paid Subscriber - First Quarter of Fiscal 2024 Comparison to First Quarter of Fiscal 2023
ESPN+ average monthly revenue per paid subscriber increased from $5.53 to $6.09 due to increases in retail pricing and higher advertising revenue.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Programming and production costs
ESPN
Domestic	$(3,389)	$(3,649)	7%
International	(306)	(270)	(13) %
	(3,695)	(3,919)	6%
Star (India)	(684)	(326)	>(100) %
	(4,379)	(4,245)	(3) %
Other operating expenses	(220)	(256)	14%
	$(4,599)	$(4,501)	(2) %
Domestic ESPN programming and production costs decreased in the current quarter compared to the prior-year quarter due to lower CFP rights costs attributable to the timing of games relative to our fiscal periods.
Higher international ESPN programming and production costs were attributable to a new contract for soccer programming rights and an increase in production costs due to inflation, partially offset by a favorable Foreign Exchange Impact.
The increase in Star programming and production costs reflected higher rights costs for ICC cricket programming due to an increase in average costs per match and more matches aired.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Other operating expenses decreased $36 million, to $220 million from $256 million, primarily due to lower technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $45 million, to $341 million from $296 million, reflecting the comparison to the gain on the sale of an interest in our X Games business in the prior-year quarter and an unfavorable Foreign Exchange Impact.
Operating Loss from Sports
Operating loss decreased $61 million, to $103 million from $164 million, due to an improvement at domestic ESPN, partially offset by lower results at Star and, to a lesser extent, international ESPN.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for Sports:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Supplemental revenue detail
ESPN
Domestic	$4,073	$4,049	1%
International	363	358	1%
	4,436	4,407	1%
Star (India)	399	233	71%
	$4,835	$4,640	4%
Supplemental operating income (loss) detail
ESPN
Domestic	$255	$(41)	nm
International	(56)	3	nm
	199	(38)	nm
Star (India)	(315)	(129)	>(100) %
Equity in the income of investees	13	3	>100%
	$(103)	$(164)	37%
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
TFCF acquisition amortization(1)	$(96)	$(97)	1%
(1)Amortization of intangible assets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Revenues
Theme park admissions	$2,982	$2,641	13%
Resorts and vacations	2,118	1,980	7%
Parks & Experiences merchandise, food and beverage	2,103	1,980	6%
Merchandise licensing and retail	1,341	1,355	(1) %
Parks licensing and other	588	589	— %
Total revenues	9,132	8,545	7%
Operating expenses	(4,480)	(4,139)	(8) %
Selling, general, administrative and other	(925)	(899)	(3) %
Depreciation and amortization	(622)	(643)	3%
Equity in the loss of investees	—	(2)	nm
Operating Income	$3,105	$2,862	8%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 10% from higher average per capita ticket revenue and 3% from attendance growth. Attendance growth reflected an increase at our international parks attributable to higher attendance at Shanghai Disney Resort and Hong Kong Disneyland Resort, partially offset by a decrease in attendance at Disneyland Paris. Shanghai Disney Resort was open for all of the current quarter compared to 58 days in the prior-year quarter as a result of COVID-19 related closures. At our domestic parks, an increase in attendance at Disneyland Resort was largely offset by a decrease at Walt Disney World Resort.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was primarily due to increases of 3% from higher average ticket prices for cruise line sailings and 2% from additional passenger cruise days.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth reflected increases of 5% from higher volume and 1% from guest spending growth. Higher volume was attributable to an increase at our international parks and experiences due to growth at Shanghai Disney Resort and, to a lesser extent, at Hong Kong Disneyland Resort.
Revenues - Merchandise licensing and retail
Lower merchandise licensing and retail revenue was due to decreases of 4% from retail and 1% from an unfavorable Foreign Exchange Impact, partially offset by an increase of 4% from licensing. Lower retail revenue was due to a decrease in online sales. The increase in licensing revenue was attributable to higher sales of products based on Spider-Man and Mickey and Friends, partially offset by a decrease in sales of products based on Star Wars.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total(1)
	Quarter Ended		Quarter Ended		Quarter Ended
	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022	Dec. 30, 2023	Dec. 31, 2022
Parks
Increase (decrease)
Attendance(2)	— %	11%	30%	13%	8%	12%
Per Capita Guest Spending(3)	4%	8%	12%	24%	2%	10%
Hotels
Occupancy(4)	85%	88%	80%	67%	84%	83%
Available Hotel Room Nights (in thousands)(5)	2,547	2,520	799	799	3,346	3,319
Change in Per Room Guest Spending(6)	1%	1%	3%	4%	1%	2%
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
(6)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights. In the third quarter of the prior fiscal year, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in the prior-year quarter, the impact would have been a decrease of approximately $17 million in the prior-year quarter.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Operating labor	$(2,000)	$(1,789)	(12) %
Infrastructure costs	(797)	(722)	(10) %
Cost of goods sold and distribution costs	(904)	(912)	1%
Other operating expense	(779)	(716)	(9) %
	$(4,480)	$(4,139)	(8) %
Higher operating labor was primarily due to inflation. The increase in infrastructure costs was driven by higher operations support costs and increased costs for new guest offerings. Higher other operating expense was primarily attributable to inflation, increased costs for new guest offerings and higher operations support costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs increased $26 million, to $925 million from $899 million. The increase included the impact of inflation and higher costs for new guest offerings, partially offset by the comparison to a loss in the prior-year quarter on the disposal of our ownership interest in Villages Nature.
Depreciation and amortization
Depreciation and amortization decreased $21 million, to $622 million from $643 million, due to lower depreciation at our domestic parks and experiences.
Operating Income from Experiences
Segment operating income increased from $2,862 million to $3,105 million due to growth at our international parks and resorts.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Supplemental revenue detail
Parks & Experiences
Domestic	$6,297	$6,072	4%
International	1,476	1,094	35%
Consumer Products	1,359	1,379	(1) %
	$9,132	$8,545	7%
Supplemental operating income detail
Parks & Experiences
Domestic	$2,077	$2,113	(2) %
International	328	79	>100%
Consumer Products	700	670	4%
	$3,105	$2,862	8%
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Corporate and unallocated shared expenses	$(308)	$(280)	(10) %
Corporate and unallocated shared expenses increased $28 million for the quarter, from $280 million to $308 million, primarily due to higher rent expense and inflation.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 30, 2023	December 31, 2022
Cash provided by (used in) operations	$2,185	$(974)	nm
Cash used in investing activities	(1,246)	(1,292)	4%
Cash used in financing activities	(8,006)	(1,043)	>(100) %
Impact of exchange rates on cash, cash equivalents and restricted cash	79	164	(52) %
Change in cash, cash equivalents and restricted cash	$(6,988)	$(3,145)	>(100) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Activities
Cash provided by operations increased $3,159 million to $2,185 million for the current quarter compared to cash used in operations of $974 million in the prior-year quarter. The increase was due to lower film and television production spending reflecting the impact of the guild strikes in the current quarter, the timing of payments for sports rights and lower collateral payments related to our hedging program. These increases were partially offset by the deferral of fiscal 2023 federal and California tax payments into the current quarter pursuant to relief provided by the Internal Revenue Service and California State Board of Equalization as a result of 2023 winter storms in California.
Produced and licensed programming costs
The Entertainment and Sports segments incur costs to produce and license film, episodic, sports and other content. Production costs include spend on content internally produced at our studios such as live-action and animated films, episodic series, specials, shorts and theatrical stage plays. Production costs also include original content commissioned from third-party studios. Programming costs include content rights licensed from third parties for use on the Company’s sports and general entertainment networks and DTC streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities.
The Company’s film and television production and programming activity for the quarters ended December 30, 2023 and December 31, 2022 are as follows:

	Quarter Ended
(in millions)	December 30, 2023	December 31, 2022
Beginning balances:
Produced and licensed programming assets	$36,593	$37,667
Programming liabilities	(3,792)	(3,940)
	32,801	33,727
Spending:
Programming licenses and rights	2,710	3,547
Produced film and television content	1,800	3,751
	4,510	7,298
Amortization:
Programming licenses and rights	(4,590)	(4,539)
Produced film and television content	(2,562)	(3,317)
	(7,152)	(7,856)
Change in produced and licensed content costs	(2,642)	(558)
Other non-cash activity	(7)	(178)
Ending balances:
Produced and licensed programming assets	34,134	37,566
Programming liabilities	(3,982)	(4,575)
	$30,152	$32,991
The Company currently expects its fiscal 2024 spend on produced and licensed content, including sports rights, to be approximately $24 billion compared to fiscal 2023 spend of $27 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the quarters ended December 30, 2023 and December 31, 2022 are as follows:

	Quarter Ended
(in millions)	December 30, 2023	December 31, 2022
Investments in parks, resorts and other property:
Entertainment	$309	$273
Sports	—	6
Experiences
Domestic	571	519
International	244	219
Total Experiences	815	738
Corporate	175	164
Total investments in parks, resorts and other property	1,299	1,181
Cash used in (provided by) other investing activities, net	(53)	111
Cash used in investing activities	$1,246	$1,292
Capital expenditures at the Entertainment segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at the Experiences segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current quarter compared to the prior-year quarter was due to higher spend on new attractions and cruise ship fleet expansion.
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
Financing Activities
Financing activities for the quarters ended December 30, 2023 and December 31, 2022 are as follows:

	Quarter Ended
(in millions)	December 30, 2023	December 31, 2022
Change in borrowings	$737	$(134)
Activities related to noncontrolling and redeemable noncontrolling interest(1)	(8,610)	(722)
Cash used in other financing activities, net	(133)	(187)
Cash used in financing activities	$(8,006)	$(1,043)
(1)Activities related to noncontrolling and redeemable noncontrolling interests in the current and prior-year quarter were due to payments for redeemable noncontrolling interests in Hulu and BAMTech, respectively (see Note 1 to the Condensed Consolidated Financial Statements).
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended December 30, 2023 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 11 to the Condensed Consolidated Financial Statements for a summary of dividends declared and shares authorized for repurchase in fiscal 2024. There were no dividends or share repurchases in fiscal 2023.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements, contractual obligations, upcoming debt maturities as well as future capital

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as raising additional financing, reducing or not declaring future dividends; reducing capital spending; reducing film and episodic content investments; or implementing furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of December 30, 2023, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A- and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On December 30, 2023, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Guarantees
See Note 14 to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.
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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. Refer to Note 2 to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K for our revenue recognition policies.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. See Note 10 to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
As discussed in our Critical Accounting Policies and Estimates section of our fiscal 2023 Annual Report on Form 10-K, the carrying amounts of our entertainment and international sports linear networks reporting units exceeded their fair values and we recorded non-cash goodwill impairment charges of approximately $0.7 billion in the fourth quarter of fiscal 2023. The entertainment linear networks reporting unit goodwill after impairment is approximately $8 billion and the international sports

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
linear networks reporting unit goodwill was fully impaired. In addition, the fair value of our entertainment DTC services reporting unit exceeded its carrying amount by less than 10%. Goodwill of the entertainment DTC services reporting unit is approximately $45 billion.
Based on our annual assessment performed in the fourth quarter of fiscal 2023, for our entertainment linear networks reporting unit, a 25 basis point increase in the discount rate or a 1% reduction in projected cash flows used to determine fair value would result in an incremental impairment charge of approximately $0.3 billion.
For our entertainment DTC services reporting unit, a 25 basis point increase in the discount rate used to determine fair value would result in an impairment of $0.5 billion, and a 1% reduction in projected cash flows would result in a decrease in the excess fair value over carrying amount by approximately $0.9 billion.
Significant judgments and assumptions in the discounted cash flow model used to determine fair value relate to future revenues and certain operating expenses, terminal growth rates and discount rates. Changes to these assumptions, shifts in market trends, or the impact of macroeconomic events could produce test results in the future that differ, and we could be required to record additional impairment charges.
In addition, changes to our business strategy, including entering into a joint venture arrangement or the sale of a business, could result in impairment charges.
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
International Disney+ (excluding Disney+ Hotstar)
International Disney+ (excluding Disney+ Hotstar) includes the Disney+ service outside the U.S. and Canada and the Star+ service in Latin America.
Average Monthly Revenue Per Paid Subscriber
Hulu and ESPN+ average monthly revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Pay-Per-View revenue. Advertising revenue generated by content of one streaming service that is accessed through another streaming service (for example, Hulu content accessed through Disney+) is allocated between both services. The average revenue per paid subscriber is net of discounts on offerings that carry more than one service. Revenue is allocated to each service based on the relative retail or wholesale price of each service on a standalone basis. Hulu Live TV + SVOD revenue is allocated to the SVOD services based on the wholesale price of the Hulu SVOD Only, Disney+ and ESPN+ multi-product offering. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third-party platforms.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental information about paid subscribers:

(in millions)	December 30, 2023	September 30, 2023	December 31, 2022

Domestic (U.S. and Canada) standalone	53.8	55.5	58.5
Domestic (U.S. and Canada) multi-product(1)	23.7	22.6	20.8
	77.5	78.1	79.3

International standalone (excluding Disney+ Hotstar)(2)	53.7	55.3	49.5
International multi-product(3)	11.5	10.8	8.1
	65.2	66.1	57.7

Total(4)	142.7	144.2	136.9
(1)At December 30, 2023, there were 19.8 million and 3.9 million subscribers to three-service and two-service multi-product offerings, respectively. At September 30, 2023, there were 20.3 million and 2.3 million subscribers to three-service and two-service multi-product offerings, respectively. At December 31, 2022, there were 19.6 million and 1.2 million subscribers to three-service and two-service multi-product offerings, respectively.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at December 30, 2023 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$34,903	$35,470	$8,143	$7,968
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

Results of operations (in millions)	Quarter Ended December 30, 2023
Revenues	$—
Costs and expenses	—
Net income (loss)	(172)
Net income (loss) attributable to TWDC shareholders	(172)

Balance Sheet (in millions)	December 30, 2023	September 30, 2023
Current assets	$2,985	$8,544
Noncurrent assets	3,070	2,927
Current liabilities	7,804	5,746
Noncurrent liabilities (excluding intercompany to non-Guarantors)	42,915	43,307
Intercompany payables to non-Guarantors	150,067	154,018

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
Based on their evaluation as of December 30, 2023, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 13 relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the factors discussed in our 2023 Annual Report on Form 10-K under Item 1A, “Risk Factors” as updated below:
BUSINESS, ECONOMIC, MARKET and OPERATING CONDITION RISKS
Regulations applicable to our businesses may impair the profitability of our businesses.
Each of our businesses, including our broadcast networks and television stations, is subject to a variety of U.S. and international regulations, which impact the operations and profitability of our businesses. Some of these regulations include:
•U.S. Federal Communications Commission regulation of our television and radio networks, our national programming networks and our owned television stations. See our 2023 Annual Report on Form 10-K under Item 1 — Federal Regulation - Entertainment and Sports.
•Federal, state and foreign privacy and data protection laws and regulations.
•Regulation of the safety and supply chain of consumer products and theme park operations, including regulation regarding the sourcing, importation and the sale of goods.
•Land planning, use and development regulations applicable to our theme parks operations.
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
New laws and regulations, as well as changes in any of these current laws and regulations or regulator activities in any of these areas, or others, may require us to spend additional amounts to comply with the regulations, or may restrict our ability to offer products and services in ways that are profitable, and create an increasingly unpredictable regulatory landscape. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations limiting international trade and investment and disrupting our operations outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong. For example, in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, including new prohibitions on the importation of goods from certain regions and other jurisdictions are considering similar measures; U.S. state governments have become more active in passing legislation targeted at specific sectors and companies and applying existing laws in novel ways to new technologies, including streaming and online commerce; and in many countries/regions around the world (including but not limited to the European Union) regulators are requiring us to broadcast on our linear networks (or display on our DTC streaming services) programming produced in specific countries as well as invest specified amounts of our revenues in local content productions. In Florida, legislative, regulatory and other steps directed at the Company have been taken, which collectively have negatively impacted our ability to execute on our business strategy, and such steps, along with future potential legislative and regulatory actions, could negatively impact our costs and the growth and profitability of our operations in Florida.
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

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of November 30, 2023	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed November 30, 2023

10.1	Second Amendment dated December 15, 2023, to that certain Employment Agreement, dated as of November 20, 2022, as amended, by and between The Walt Disney Company and Robert A. Iger †	Filed herewith

10.2	Employment Agreement dated as of December 4, 2023 by and between The Walt Disney Company and Hugh F. Johnston †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 6, 2023

10.3	Amendment dated December 15, 2023, to that certain Employment Agreement, dated as of December 4, 2023, by and between The Walt Disney Company and Hugh F. Johnston †	Filed herewith

10.4	Second Amendment dated December 13, 2023, to that certain Employment Agreement, dated as of December 21, 2021, by and between Disney Corporate Services Co., LLC and Horacio E. Gutierrez, as amended †	Filed herewith

10.5
Amendment dated December 21, 2023 to that certain Employment Agreement, dated as of December 21, 2021, by and between Disney Corporate Services Co., LLC and Horacio E. Gutierrez, as amended; and to that certain Indemnification Agreement, dated as of December 21, 2021, by and between The Walt Disney Company and Horacio E. Gutierrez, as amended †
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 22, 2023

10.6	Amendment dated December 13, 2023, to that certain Employment Agreement, dated as of April 8, 2023, by and between The Walt Disney Company and Sonia L. Coleman †	Filed herewith

10.7	Amendment dated December 13, 2023 to that certain Employment Agreement, dated as of June 29, 2022, by and between The Walt Disney Company and Kristina K. Schake, as amended †	Filed herewith

10.8	Form of Non-Qualified Stock Option Award Agreement †	Filed herewith

10.9	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2023 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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

THE WALT DISNEY COMPANY
(Registrant)

By:	/s/ HUGH F. JOHNSTON
Hugh F. Johnston,
Senior Executive Vice President and Chief Financial Officer
February 7, 2024
Burbank, California