Form 10-Q
period 2024-03-30
Walt Disney Co
filed 2024-05-07
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,823,043,026 shares of common stock outstanding as of May 1, 2024.

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans (including statements regarding new services and products and future expenditures, costs and investments); future liabilities and other obligations; impairments and amortization; estimates of financial impact of certain items, accounting treatment, events or circumstances; competition and seasonality on our businesses and results of operations; and capital allocation, including share repurchases and dividends. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “forecasts,” “believes,” “estimates,” “anticipates,” “potential,” “continue,” “assumption” or “judgment” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Revenues:
Services	$19,757	$19,586	$40,732	$40,583
Products	2,326	2,229	4,900	4,744
Total revenues	22,083	21,815	45,632	45,327
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(12,663)	(13,160)	(26,585)	(27,941)
Cost of products (exclusive of depreciation and amortization)	(1,509)	(1,456)	(3,174)	(3,061)
Selling, general, administrative and other	(3,790)	(3,614)	(7,573)	(7,441)
Depreciation and amortization	(1,242)	(1,310)	(2,485)	(2,616)
Total costs and expenses	(19,204)	(19,540)	(39,817)	(41,059)
Restructuring and impairment charges	(2,052)	(152)	(2,052)	(221)
Other income, net	—	149	—	107
Interest expense, net	(311)	(322)	(557)	(622)
Equity in the income of investees	141	173	322	364
Income before income taxes	657	2,123	3,528	3,896
Income taxes	(441)	(635)	(1,161)	(1,047)
Net income	216	1,488	2,367	2,849
Net income attributable to noncontrolling interests	(236)	(217)	(476)	(299)
Net income (loss) attributable to The Walt Disney Company (Disney)	$(20)	$1,271	$1,891	$2,550

Earnings (loss) per share attributable to Disney:
Diluted	$(0.01)	$0.69	$1.03	$1.39
Basic	$(0.01)	$0.70	$1.03	$1.40

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,834	1,831	1,838	1,829
Basic	1,834	1,828	1,833	1,827
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net income	$216	$1,488	$2,367	$2,849
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	115	(82)	(204)	(624)
Pension and postretirement medical plan adjustments	(24)	56	(45)	57
Foreign currency translation and other	(119)	115	55	342
Other comprehensive income (loss)	(28)	89	(194)	(225)
Comprehensive income	188	1,577	2,173	2,624
Net income attributable to noncontrolling interests	(236)	(217)	(476)	(299)
Other comprehensive income (loss) attributable to noncontrolling interests	21	—	(23)	(45)
Comprehensive income (loss) attributable to Disney	$(27)	$1,360	$1,674	$2,280
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 30, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$6,635	$14,182
Receivables, net	12,026	12,330
Inventories	1,948	1,963
Content advances	1,921	3,002
Other current assets	2,106	1,286
Total current assets	24,636	32,763
Produced and licensed content costs	32,590	33,591
Investments	3,007	3,080
Parks, resorts and other property
Attractions, buildings and equipment	72,173	70,090
Accumulated depreciation	(44,065)	(42,610)
	28,108	27,480
Projects in progress	6,243	6,285
Land	1,174	1,176
	35,525	34,941
Intangible assets, net	11,474	13,061
Goodwill	73,914	77,067
Other assets	13,964	11,076
Total assets	$195,110	$205,579

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$18,798	$20,671
Current portion of borrowings	6,789	4,330
Deferred revenue and other	7,287	6,138
Total current liabilities	32,874	31,139
Borrowings	39,510	42,101
Deferred income taxes	6,860	7,258
Other long-term liabilities	12,103	12,069
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	—	9,055
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares at March 30, 2024 and 1.8 billion shares at September 30, 2023	58,028	57,383
Retained earnings	46,649	46,093
Accumulated other comprehensive loss	(3,509)	(3,292)
Treasury stock, at cost, 27 million shares at March 30, 2024 and 19 million shares at September 30, 2023	(1,916)	(907)
Total Disney Shareholders’ equity	99,252	99,277
Noncontrolling interests	4,511	4,680
Total equity	103,763	103,957
Total liabilities and equity	$195,110	$205,579
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES
Net income	$2,367	$2,849
Depreciation and amortization	2,485	2,616
Goodwill impairment	2,038	—
Deferred income taxes	(211)	(46)
Equity in the income of investees	(322)	(364)
Cash distributions received from equity investees	300	363
Net change in produced and licensed content costs and advances	1,699	(824)
Equity-based compensation	675	570
Other, net	(6)	(320)
Changes in operating assets and liabilities:
Receivables	(156)	(413)
Inventories	26	(107)
Other assets	(185)	(345)
Accounts payable and other liabilities	(1,075)	(2,133)
Income taxes	(1,784)	416
Cash provided by operations	5,851	2,262

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,558)	(2,430)
Other, net	5	(111)
Cash used in investing activities	(2,553)	(2,541)

FINANCING ACTIVITIES
Commercial paper borrowings, net	42	714
Borrowings	133	70
Reduction of borrowings	(645)	(1,000)
Dividends	(549)	—
Repurchases of common stock	(1,001)	—
Contributions from noncontrolling interests	—	178
Acquisition of redeemable noncontrolling interests	(8,610)	(900)
Other, net	(194)	(188)
Cash used in financing activities	(10,824)	(1,126)

Impact of exchange rates on cash, cash equivalents and restricted cash	17	197

Change in cash, cash equivalents and restricted cash	(7,509)	(1,208)
Cash, cash equivalents and restricted cash, beginning of period	14,235	11,661
Cash, cash equivalents and restricted cash, end of period	$6,726	$10,453
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at December 30, 2023	1,834	$57,640	$47,490	$(3,502)	$(907)	$100,721	$4,780	$105,501
Comprehensive income (loss)	—	—	(20)	(7)	—	(27)	181	154
Equity compensation activity	1	383	—	—	—	383	—	383
Dividends	—	4	(826)	—	—	(822)	—	(822)
Contributions	—	—	—	—	—	—	1	1
Common stock repurchases	(9)	—	—	—	(1,001)	(1,001)	—	(1,001)
Distributions and other	—	1	5	—	(8)	(2)	(451)	(453)
Balance at March 30, 2024	1,826	$58,028	$46,649	$(3,509)	$(1,916)	$99,252	$4,511	$103,763

Balance at December 31, 2022	1,826	$56,579	$44,955	$(4,478)	$(907)	$96,149	$3,986	$100,135
Comprehensive income	—	—	1,271	89	—	1,360	147	1,507
Equity compensation activity	1	345	—	—	—	345	—	345
Contributions	—	—	—	—	—	—	9	9
Distributions and other	—	(5)	10	—	—	5	(445)	(440)
Balance at April 1, 2023	1,827	$56,919	$46,236	$(4,389)	$(907)	$97,859	$3,697	$101,556
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
Comprehensive income (loss)	—	—	1,891	(217)	—	1,674	310	1,984
Equity compensation activity	5	633	—	—	—	633	—	633
Dividends	—	4	(1,375)	—	—	(1,371)	—	(1,371)
Contributions	—	—	—	—	—	—	1	1
Common stock repurchases	(9)	—	—	—	(1,001)	(1,001)	—	(1,001)
Distributions and other	—	8	40	—	(8)	40	(480)	(440)
Balance at March 30, 2024	1,826	$58,028	$46,649	$(3,509)	$(1,916)	$99,252	$4,511	$103,763

Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income (loss)	—	—	2,550	(270)	—	2,280	131	2,411
Equity compensation activity	3	525	—	—	—	525	—	525
Contributions	—	—	—	—	—	—	187	187
Distributions and other	—	(4)	50	—	—	46	(492)	(446)
Balance at April 1, 2023	1,827	$56,919	$46,236	$(4,389)	$(907)	$97,859	$3,697	$101,556
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the six months ended March 30, 2024 are not necessarily indicative of the results that may be expected for the year ending September 28, 2024.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.
Variable Interest Entities
The Company enters into relationships with or makes investments in other entities that may be variable interest entities (VIE). A VIE is consolidated in our financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (together the Asia Theme Parks, see Note 7) are VIEs in which the Company has less than 50% equity ownership. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.
Redeemable Noncontrolling Interest
Hulu LLC
In November 2023, NBC Universal (NBCU) exercised its right to require the Company to purchase NBCU’s 33% interest in Hulu LLC (Hulu), a direct-to-consumer (DTC) streaming service provider, at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s equity fair value or a guaranteed floor value of $27.5 billion. In connection with the redemption, the Company will pay NBCU 50% of the future tax benefits from the amortization of the purchase of NBCU’s interest in Hulu that will generally arise over a 15-year period. In December 2023, the Company paid NBCU $8.6 billion, which reflected the guaranteed floor value less NBCU’s unpaid capital call contributions. If Hulu’s equity fair value is determined to be higher than the guaranteed floor value, the Company is required to pay NBCU its share of the difference between the equity fair value and the guaranteed floor value. Any incremental amount would be recorded as “Net income attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Condensed Consolidated Statements of Operations. Estimating the redemption value prior to its final determination requires management to make significant judgments related to assessing the fair value of Hulu.
BAMTech LLC
In November 2022, the Company purchased Major League Baseball’s (MLB) 15% redeemable noncontrolling interest in BAMTech LLC (BAMTech), which holds the Company’s domestic DTC sports business, for $900 million (MLB buy-out). MLB’s interest was recorded in the Company’s financial statements at $828 million prior to the MLB buy-out. The $72 million difference was recorded as an increase in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Operations. In addition, Hearst Corporation contributed $178 million to the domestic DTC sports business to fund its 20% share of the MLB buy-out.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income are as follows:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Revenues:
Entertainment
Third parties	$9,691	$10,212	$19,572	$20,796
Intersegment	105	97	205	188
	9,796	10,309	19,777	20,984
Sports
Third parties	3,999	3,957	8,535	8,340
Intersegment	313	269	612	526
	4,312	4,226	9,147	8,866
Experiences	8,393	7,646	17,525	16,191
Eliminations	(418)	(366)	(817)	(714)
Total segment revenues	$22,083	$21,815	$45,632	$45,327
Segment operating income:
Entertainment	$781	$455	$1,655	$800
Sports	778	794	675	630
Experiences	2,286	2,036	5,391	4,898
Total segment operating income(1)	$3,845	$3,285	$7,721	$6,328
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Entertainment	$138	$160	$309	$353
Sports	6	16	19	19
Experiences	—	—	—	(2)
Equity in the income of investees included in segment operating income	144	176	328	370
Amortization of TFCF intangible assets related to equity investees	(3)	(3)	(6)	(6)
Equity in the income of investees, net	$141	$173	$322	$364

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Segment operating income	$3,845	$3,285	$7,721	$6,328
Corporate and unallocated shared expenses	(391)	(279)	(699)	(559)
Restructuring and impairment charges(1)	(2,052)	(152)	(2,052)	(221)
Other income, net(2)	—	149	—	107
Interest expense, net	(311)	(322)	(557)	(622)
TFCF and Hulu acquisition amortization(3)	(434)	(558)	(885)	(1,137)
Income before income taxes	$657	$2,123	$3,528	$3,896
(1)See Note 17 for a discussion of amounts in restructuring and impairment charges.
(2)See Note 5 for a discussion of amounts in other income, net.
(3)TFCF and Hulu acquisition amortization is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Amortization of intangible assets	$362	$408	$742	$825
Step-up of film and television costs	69	147	137	306
Intangibles related to TFCF equity investees	3	3	6	6
	$434	$558	$885	$1,137
3.Revenues
The following table presents revenues by segment and major source:

	Quarter Ended March 30, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$4,805	$417	$—	$—	$5,222
Affiliate fees	1,759	2,678	—	(299)	4,138
Advertising	1,771	950	—	—	2,721
Theme park admissions	—	—	2,806	—	2,806
Resort and vacations	—	—	2,101	—	2,101
Retail and wholesale sales of merchandise, food and beverage	—	—	2,266	—	2,266
Merchandise licensing	136	—	652	—	788
TV/VOD distribution licensing	480	70	—	—	550
Theatrical distribution licensing	123	—	—	—	123
Home entertainment	189	—	—	—	189
Other	533	197	568	(119)	1,179
	$9,796	$4,312	$8,393	$(418)	$22,083

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended April 1, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$4,225	$380	$—	$—	$4,605
Affiliate fees	1,925	2,766	—	(277)	4,414
Advertising	1,782	781	1	—	2,564
Theme park admissions	—	—	2,428	—	2,428
Resort and vacations	—	—	1,949	—	1,949
Retail and wholesale sales of merchandise, food and beverage	—	—	2,142	—	2,142
Merchandise licensing	130	—	642	—	772
TV/VOD distribution licensing	803	102	—	—	905
Theatrical distribution licensing	767	—	—	—	767
Home entertainment	202	—	—	—	202
Other	475	197	484	(89)	1,067
	$10,309	$4,226	$7,646	$(366)	$21,815

	Six Months Ended March 30, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$9,312	$832	$—	$—	$10,144
Affiliate fees	3,525	5,347	—	(592)	8,280
Advertising	3,768	2,301	—	—	6,069
Theme park admissions	—	—	5,788	—	5,788
Resort and vacations	—	—	4,219	—	4,219
Retail and wholesale sales of merchandise, food and beverage	—	—	4,743	—	4,743
Merchandise licensing	328	—	1,619	—	1,947
TV/VOD distribution licensing	1,016	127	—	—	1,143
Theatrical distribution licensing	374	—	—	—	374
Home entertainment	398	—	—	—	398
Other	1,056	540	1,156	(225)	2,527
	$19,777	$9,147	$17,525	$(817)	$45,632

	Six Months Ended April 1, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$8,086	$759	$—	$—	$8,845
Affiliate fees	3,798	5,419	—	(543)	8,674
Advertising	3,962	2,043	2	—	6,007
Theme park admissions	—	—	5,069	—	5,069
Resort and vacations	—	—	3,929	—	3,929
Retail and wholesale sales of merchandise, food and beverage	—	—	4,524	—	4,524
Merchandise licensing	321	—	1,594	—	1,915
TV/VOD distribution licensing	1,527	178	—	—	1,705
Theatrical distribution licensing	1,907	—	—	—	1,907
Home entertainment	387	—	—	—	387
Other	996	467	1,073	(171)	2,365
	$20,984	$8,866	$16,191	$(714)	$45,327

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents revenues by segment and primary geographical markets:

	Quarter Ended March 30, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$7,640	$4,115	$6,304	$(418)	$17,641
Europe	1,383	75	823	—	2,281
Asia Pacific	773	122	1,266	—	2,161
Total revenues	$9,796	$4,312	$8,393	$(418)	$22,083

	Quarter Ended April 1, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$7,941	$4,008	$6,047	$(366)	$17,630
Europe	1,405	78	708	—	2,191
Asia Pacific	963	140	891	—	1,994
Total revenues	$10,309	$4,226	$7,646	$(366)	$21,815

	Six Months Ended March 30, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$15,228	$8,473	$13,341	$(817)	$36,225
Europe	2,792	254	1,845	—	4,891
Asia Pacific	1,757	420	2,339	—	4,516
Total revenues	$19,777	$9,147	$17,525	$(817)	$45,632

	Six Months Ended April 1, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$16,091	$8,323	$12,901	$(714)	$36,601
Europe	2,904	204	1,723	—	4,831
Asia Pacific	1,989	339	1,567	—	3,895
Total revenues	$20,984	$8,866	$16,191	$(714)	$45,327
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/VOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended March 30, 2024, $0.3 billion was recognized related to performance obligations satisfied as of December 30, 2023. For the six months ended March 30, 2024, $0.6 billion was recognized related to performance obligations satisfied as of September 30, 2023. For the quarter ended April 1, 2023, $0.7 billion was recognized related to performance obligations satisfied as of December 31, 2022. For the six months ended April 1, 2023, $0.5 billion was recognized related to performance obligations satisfied as of October 1, 2022.
As of March 30, 2024, revenue for unsatisfied performance obligations expected to be recognized in the future is $14 billion, primarily for IP or advertising time to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, DTC wholesalers, advertisers and sports sublicensees. Of this amount, we expect to recognize approximately $4 billion in the remainder of fiscal 2024, $5 billion in fiscal 2025, $3 billion in fiscal 2026 and $2 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Accounts receivable and deferred revenues from contracts with customers are as follows:

	March 30, 2024	September 30, 2023
Accounts receivable
Current	$9,975	$10,279
Non-current	1,128	1,212
Allowance for credit losses	(135)	(154)
Deferred revenues
Current	6,156	5,568
Non-current	910	977
For the quarter and six months ended March 30, 2024, the Company recognized revenue of $0.9 billion and $4.4 billion, respectively, that was included in the September 30, 2023 deferred revenue balance. For the quarter and six months ended April 1, 2023, the Company recognized revenue of $0.9 billion and $4.3 billion, respectively, that was included in the October 1, 2022 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
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
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights (TV/VOD licensing) and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of TV/VOD licensing receivables recorded in other non-current assets was $0.4 billion at March 30, 2024 and $0.6 billion at September 30, 2023. The balance of vacation club receivables recorded in other non-current assets was $0.7 billion at both March 30, 2024 and September 30, 2023. The allowance for credit losses for TV/VOD licensing and vacation club receivables and related activity for the periods ended March 30, 2024 and September 30, 2023 were not material.
4.Dispositions
On February 28, 2024, Star India Private Limited (Star India), a subsidiary of the Company, entered into a binding definitive agreement with Reliance Industries Limited (RIL) and Viacom 18 Media Private Limited (Viacom 18), which is majority owned and controlled by RIL, to form a joint venture that will combine the businesses of Viacom18 and Star India consisting of entertainment and sports pay TV and free-to-air networks, DTC services, library content and certain production businesses (the Star India Transaction). RIL will have an effective 56% controlling interest in the joint venture with 37% held by the Company, and 7% by Bodhi Tree Systems, a third party investment company. The Star India Transaction is expected to close in the first half of calendar year 2025, subject to customary closing conditions, including regulatory approvals and government consents. If closing has not occurred by February 28, 2026, Star India or RIL may terminate the transaction.
Star India’s assets and liabilities (see table that follows) are presented as held for sale in the Condensed Consolidated Balance Sheets. The carrying amount of Star India exceeded its fair value and we recognized a non-cash goodwill impairment charge of $1.3 billion in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations to reflect Star India at its fair value less costs to sell. The measurement of this impairment charge includes non-cash cumulative foreign currency translation losses of approximately $0.8 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Assets and liabilities of Star India are classified as held for sale in the Condensed Consolidated Balance Sheets as of March 30, 2024 as follows:

Receivables and other current assets	$821
Content advances	63
Total current assets	884
Produced and licensed content costs	667
Property and equipment, net	67
Intangible assets, net	760
Goodwill	1,110
Other assets	680
Total assets(1)	$4,168

Accounts payable and other accrued liabilities	$430
Deferred revenue and other	86
Total current liabilities	516
Other long-term liabilities	382
Total liabilities(1)	$898
(1)Total current assets and non-current assets held for sale are included in “Other current assets” and “Other assets,” respectively, in the Condensed Consolidated Balance Sheets. Total current liabilities and non-current liabilities held for sale are included in “Deferred revenue and other” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. These assets and liabilities are subject to change through closing.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Star India	Total
Balance at September 30, 2023	$55,031	$16,486	$5,550	$—	$77,067
Allocation to Star India	(2,445)	—	—	2,445	—
Impairment(1)	(703)	—	—	(1,335)	(2,038)
Reclassification to held for sale	—	—	—	(1,110)	(1,110)
Currency translation adjustments and other, net	(5)	—	—	—	(5)
Balance at March 30, 2024	$51,878	$16,486	$5,550	$—	$73,914
(1)Reflects impairments related to entertainment linear networks and Star India (see Note 17).
5.Other Income, net
Other income, net is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
DraftKings gain	$—	$149	$—	$79
Other	—	—	—	28
Other income, net	$—	$149	$—	$107
In the prior-year quarter and six months ended April 1, 2023, the Company recognized a non-cash gain of $149 million and $79 million, respectively, to adjust its investment in DraftKings, Inc. (DraftKings) to fair value.

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

	March 30, 2024	September 30, 2023
Cash and cash equivalents	$6,635	$14,182
Restricted cash included in other assets	91	53
Total cash, cash equivalents and restricted cash in the statement of cash flows	$6,726	$14,235
Borrowings
During the six months ended March 30, 2024, the Company’s borrowing activity was as follows:

	September 30, 2023	Borrowings	Payments	Other Activity	March 30, 2024
Commercial paper with original maturities less than three months	$289	$417	$—	$(1)	$705
Commercial paper with original maturities greater than three months	1,187	1,224	(1,599)	2	814
U.S. dollar denominated notes	43,504	—	(584)	(73)	42,847
Asia Theme Parks borrowings	1,308	—	(13)	44	1,339
Foreign currency denominated debt and other(1)	143	133	(48)	366	594
	$46,431	$1,774	$(2,244)	$338	$46,299
(1)The other activity is attributable to market value adjustments for debt with qualifying hedges.
At March 30, 2024, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2025	$5,250	$—	$5,250
Facility expiring March 2027	4,000	—	4,000
Facility expiring March 2029	3,000	—	3,000
Total	$12,250	$—	$12,250
In March 2024, the Company refinanced two bank facilities with committed capacity of $5.25 billion and $3.0 billion, which were scheduled to expire in March 2024 and March 2025, respectively. The new bank facilities are set to expire in February 2025 and March 2029, respectively. These facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s ranging from 0.655% to 1.225%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On March 30, 2024, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of March 30, 2024, the Company has $1.6 billion of outstanding letters of credit, of which none were issued under this facility.
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
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 10) are reported net in the Condensed Consolidated Statements of Operations and consist of the following:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Interest expense	$(501)	$(504)	$(1,029)	$(969)
Interest and investment income	87	98	269	177
Net periodic pension and postretirement benefit costs (other than service costs)	103	84	203	170
Interest expense, net	$(311)	$(322)	$(557)	$(622)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	March 30, 2024	September 30, 2023
Cash and cash equivalents	$516	$504
Other current assets	191	159
Total current assets	707	663
Parks, resorts and other property	6,089	6,150
Other assets	217	234
Total assets	$7,013	$7,047

Current liabilities	$607	$720
Long-term borrowings	1,339	1,308
Other long-term liabilities	394	392
Total liabilities	$2,340	$2,420
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Operations for the six months ended March 30, 2024:

Revenues	$2,789
Costs and expenses	(2,321)
Asia Theme Parks’ royalty and management fees of $153 million for the six months ended March 30, 2024 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2024 were $733 million provided by operating activities, $464 million used in investing activities and $12 million used in financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $169 million and $113 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the scheduled maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.7 billion ($345 million) that bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2028. The line of credit does not have a balance outstanding.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $982 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The loan is eliminated in consolidation. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. The line of credit does not have a balance outstanding.
Shendi has provided Shanghai Disney Resort with loans totaling 8.9 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. The line of credit does not have a balance outstanding.
8.Produced and Acquired/Licensed Content Costs and Advances
The Company classifies its capitalized produced and acquired/licensed content costs as long-term assets and classifies advances for live programming rights made prior to the live event as short-term assets. For purposes of amortization and impairment, the capitalized content costs are classified based on their predominant monetization strategy as follows:
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of March 30, 2024			As of September 30, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,685	$13,799	$18,484	$4,968	$13,555	$18,523
Completed, not released	70	1,201	1,271	70	1,786	1,856
In-process	3,848	5,571	9,419	3,331	6,120	9,451
In development or pre-production	345	93	438	279	133	412
	$8,948	$20,664	29,612	$8,648	$21,594	30,242
Licensed content - Television programming rights and advances			4,899			6,351
Total produced and licensed content			$34,511			$36,593

Current portion			$1,921			$3,002
Non-current portion			$32,590			$33,591

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Amortization of produced and licensed content is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Produced content
Predominantly monetized individually	$611	$1,006	$1,379	$2,163
Predominantly monetized as a group	1,752	1,952	3,546	4,112
	2,363	2,958	4,925	6,275
Licensed programming rights and advances	3,366	3,196	7,956	7,735
Total produced and licensed content costs(1)	$5,729	$6,154	$12,881	$14,010
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Operations.
9.Income Taxes
Deferred Tax Assets and Liabilities
The Company records deferred income tax assets and liabilities with respect to temporary differences in accounting treatment of items for financial reporting purposes and income tax purposes. The Company’s deferred tax assets and liabilities by major category as of March 30, 2024 and September 30, 2023 were as follows:

	March 30, 2024	September 30, 2023
Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,465)	$(3,841)
Accrued liabilities	(1,289)	(1,335)
Lease liabilities	(820)	(852)
Licensing revenues	(110)	(115)
Other	(684)	(623)
Total deferred tax assets	(6,368)	(6,766)
Deferred tax liabilities
Depreciable, amortizable and other property	7,266	7,581
Investment in subsidiaries / equity investees(2)	1,547	1,753
Right-of-use lease assets	720	751
Other	72	81
Total deferred tax liabilities	9,605	10,166
Net deferred tax liability before valuation allowance	3,237	3,400
Valuation allowance	3,017	3,187
Net deferred tax liability	$6,254	$6,587
(1)Balances at March 30, 2024 and September 30, 2023 include approximately $1.5 billion and $1.6 billion, respectively, of International Theme Park net operating losses and include approximately $0.8 billion and $1.0 billion, respectively, of foreign tax credits in the U.S. The International Theme Park net operating losses are primarily in France and, to a lesser extent, Hong Kong and China. Losses in France and Hong Kong have an indefinite carryforward period and losses in China have a five-year carryforward period. China theme park net operating losses of $0.1 billion, if not used, expire between fiscal 2025 and fiscal 2028. Foreign tax credits of $0.8 billion in the U.S. have a ten-year carryforward period and, if not used, expire beginning in fiscal 2028.
(2)Deferred tax liabilities on investment in subsidiaries / equity investees are, in part, due to the tax status of these entities. If the Company were to change the tax status of certain legal entities, a significant portion of these deferred taxes may reverse.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Valuation Allowance
The Company records deferred income tax assets and liabilities with respect to temporary differences in the accounting treatment of items for financial reporting purposes and for income tax purposes. Where, based on the weight of available evidence, it is more likely than not that some amount of recorded deferred tax assets will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The Company’s valuation allowance decreased by $0.2 billion, from $3.2 billion at September 30, 2023 to $3.0 billion at March 30, 2024.
Unrecognized Tax Benefits
The Company’s gross unrecognized tax benefits (before interest and penalties) decreased $0.1 billion, from $2.5 billion at September 30, 2023 to $2.4 billion at March 30, 2024. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.5 billion.
10.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
Service costs	$63	$63	$125	$128	$—	$2	$—	$3
Other costs (benefits):
Interest costs	209	195	417	391	13	21	27	41
Expected return on plan assets	(285)	(287)	(569)	(575)	(15)	(15)	(29)	(30)
Amortization of previously deferred service costs	2	3	4	5	(23)	—	(45)	—
Recognized net actuarial loss	5	4	10	9	(9)	(5)	(18)	(11)
Total other costs (benefits)	(69)	(85)	(138)	(170)	(34)	1	(65)	—
Net periodic benefit cost (income)	$(6)	$(22)	$(13)	$(42)	$(34)	$3	$(65)	$3
During the six months ended March 30, 2024, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2024. Final minimum funding requirements for fiscal 2024 will be determined based on a January 1, 2024 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2024.

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

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,834	1,828	1,833	1,827
Weighted average dilutive impact of Awards(1)	—	3	5	2
Weighted average number of common and common equivalent shares outstanding (diluted)	1,834	1,831	1,838	1,829
Awards excluded from diluted earnings per share	27	25	30	25
(1)Amounts exclude all potential common and common equivalent shares for periods when there is a net loss from continuing operations.
12.Equity
On November 30, 2023, the Board of Directors declared a cash dividend of $0.30 per share ($0.5 billion) with respect to the second half of fiscal 2023, which was paid in January 2024 to shareholders of record as of December 11, 2023.
On February 7, 2024, the Board of Directors declared a cash dividend of $0.45 per share (estimated at $0.8 billion) with respect to the first half of fiscal 2024, which will be paid on July 25, 2024 to shareholders of record as of July 8, 2024.
Effective February 7, 2024, the Board of Directors authorized a new share repurchase program for the Company to repurchase a total of 400 million shares of its common stock. During the quarter and six months ended March 30, 2024, the Company repurchased 9 million shares of its common stock for $1.0 billion (amount excludes the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022). As of March 30, 2024, the Company had remaining authorization in place to repurchase approximately 391 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Second quarter of fiscal 2024
Balance at December 30, 2023	$(158)	$(2,199)	$(1,837)	$(4,194)
Quarter Ended March 30, 2024:
Unrealized gains (losses) arising during the period	244	(6)	(107)	131
Reclassifications of realized net (gains) losses to net income	(92)	(24)	—	(116)
Balance at March 30, 2024	$(6)	$(2,229)	$(1,944)	$(4,179)

Second quarter of fiscal 2023
Balance at December 31, 2022	$111	$(3,769)	$(1,826)	$(5,484)
Quarter Ended April 1, 2023:
Unrealized gains (losses) arising during the period	7	71	125	203
Reclassifications of realized net (gains) losses to net income	(116)	1	—	(115)
Balance at April 1, 2023	$2	$(3,697)	$(1,701)	$(5,396)

Six months ended fiscal 2024
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)
Six Months Ended March 30, 2024:
Unrealized gains (losses) arising during the period	(33)	(9)	30	(12)
Reclassifications of realized net (gains) losses to net income	(232)	(48)	—	(280)
Balance at March 30, 2024	$(6)	$(2,229)	$(1,944)	$(4,179)

Six months ended fiscal 2023
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Six Months Ended April 1, 2023:
Unrealized gains (losses) arising during the period	(468)	71	271	(126)
Reclassifications of realized net (gains) losses to net income	(334)	2	42	(290)
Balance at April 1, 2023	$2	$(3,697)	$(1,701)	$(5,396)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Second quarter of fiscal 2024
Balance at December 30, 2023	$34	$523	$135	$692
Quarter Ended March 30, 2024:
Unrealized gains (losses) arising during the period	(58)	—	9	(49)
Reclassifications of realized net (gains) losses to net income	21	6	—	27
Balance at March 30, 2024	$(3)	$529	$144	$670

Second quarter of fiscal 2023
Balance at December 31, 2022	$(28)	$901	$133	$1,006
Quarter Ended April 1, 2023:
Unrealized gains (losses) arising during the period	—	(16)	(10)	(26)
Reclassifications of realized net (gains) losses to net income	27	—	—	27
Balance at April 1, 2023	$(1)	$885	$123	$1,007

Six months ended fiscal 2024
Balance at September 30, 2023	$(64)	$517	$142	$595
Six Months Ended March 30, 2024:
Unrealized gains (losses) arising during the period	8	—	2	10
Reclassifications of realized net (gains) losses to net income	53	12	—	65
Balance at March 30, 2024	$(3)	$529	$144	$670

Six months ended fiscal 2023
Balance at October 1, 2022	$(179)	$901	$139	$861
Six Months Ended April 1, 2023:
Unrealized gains (losses) arising during the period	100	(16)	(2)	82
Reclassifications of realized net (gains) losses to net income	78	—	(14)	64
Balance at April 1, 2023	$(1)	$885	$123	$1,007

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Second quarter of fiscal 2024
Balance at December 30, 2023	$(124)	$(1,676)	$(1,702)	$(3,502)
Quarter Ended March 30, 2024:
Unrealized gains (losses) arising during the period	186	(6)	(98)	82
Reclassifications of realized net (gains) losses to net income	(71)	(18)	—	(89)
Balance at March 30, 2024	$(9)	$(1,700)	$(1,800)	$(3,509)

Second quarter of fiscal 2023
Balance at December 31, 2022	$83	$(2,868)	$(1,693)	$(4,478)
Quarter Ended April 1, 2023:
Unrealized gains (losses) arising during the period	7	55	115	177
Reclassifications of realized net (gains) losses to net income	(89)	1	—	(88)
Balance at April 1, 2023	$1	$(2,812)	$(1,578)	$(4,389)

Six months ended fiscal 2024
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Six Months Ended March 30, 2024:
Unrealized gains (losses) arising during the period	(25)	(9)	32	(2)
Reclassifications of realized net (gains) losses to net income	(179)	(36)	—	(215)
Balance at March 30, 2024	$(9)	$(1,700)	$(1,800)	$(3,509)

Six months ended fiscal 2023
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Six Months Ended April 1, 2023:
Unrealized gains (losses) arising during the period	(368)	55	269	(44)
Reclassifications of realized net (gains) losses to net income	(256)	2	28	(226)
Balance at April 1, 2023	$1	$(2,812)	$(1,578)	$(4,389)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Six Months Ended
		March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Market value adjustments, primarily cash flow hedges	Primarily revenue	$92	$116	$232	$334
Estimated tax	Income taxes	(21)	(27)	(53)	(78)
		71	89	179	256

Pension and postretirement medical expense	Interest expense, net	24	(1)	48	(2)
Estimated tax	Income taxes	(6)	—	(12)	—
		18	(1)	36	(2)

Foreign currency translation and other	Restructuring and impairment charges	—	—	—	(42)
Estimated tax	Income taxes	—	—	—	14
		—	—	—	(28)
Total reclassifications for the period		$89	$88	$215	$226
13.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Stock options	$20	$20	$37	$39
RSUs	347	280	638	531
Total equity-based compensation expense(1)	$367	$300	$675	$570
Equity-based compensation expense capitalized during the period	$58	$37	$102	$73
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $115 million and $2.4 billion, respectively, as of March 30, 2024.
During the six months ended March 30, 2024 and April 1, 2023, the weighted average grant date fair values for options granted were $32.10 and $34.72, respectively, and for RSUs were $94.25 and $92.07, respectively.
During the six months ended March 30, 2024, the Company made equity compensation grants consisting of 2.7 million stock options and 16.1 million RSUs.
14.Commitments and Contingencies
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. Plaintiffs seek unspecified damages, plus interest and costs and fees. The Company intends to defend against the lawsuit vigorously and filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023. Plaintiffs filed their opposition on February 5, 2024, and the Company filed its reply brief on March 5, 2024. The lawsuit is in the early stages and at this time we cannot reasonably estimate the amount of any possible loss.
Three shareholder derivative complaints have been filed. The first, in which Hugues Gervat is the plaintiff, was filed on August 4, 2023, in the U.S. District Court for the Central District of California. The second, in which Stourbridge Investments LLC is the plaintiff, was filed on August 23, 2023 in the U.S. District Court for the District of Delaware. And the third, in which Audrey McAdams is the Plaintiff, was filed on December 15, 2023, in the U.S. District Court for the Central District of California. Each named The Walt Disney Company as a nominal defendant and alleged claims on its behalf against the Company’s Chief Executive Officer, Robert Iger; its former Chief Executive Officer, Robert Chapek; its former Chief Financial Officer, Christine M. McCarthy; the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel, and ten current and former members of the Disney Board (Susan E. Arnold; Mary T. Barra; Safra A. Catz; Amy L. Chang; Francis A. deSouza; Michael B.G. Froman; Maria Elena Lagomasino; Calvin R. McDonald; Mark G. Parker; and Derica W. Rice). Along with alleged violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act, premised on similar allegations as the Securities Class Action, plaintiffs seek to recover under various theories including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste. On October 24, 2023, the Stourbridge action was voluntarily dismissed and, on November 16, 2023, was refiled in Delaware state court alleging analogous theories of liability based on state law. On October 30, 2023, the Gervat action was stayed pending a ruling on the motion to dismiss filed in the Securities Class Action. The Stourbridge action was likewise stayed under an order entered December 12, 2023 and the McAdams action was stayed under an order entered February 20, 2024. The actions seek declarative and injunctive relief, an award of unspecified damages to The Walt Disney Company and other costs and fees. The Company intends to defend against these lawsuits vigorously. The lawsuits are in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
On November 18, 2022, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to YouTube TV (the “Biddle Action”). The plaintiffs in the Biddle Action asserted a claim under Section 1 of the Sherman Act based on allegations that Disney uses certain pricing and packaging provisions in its carriage agreements with virtual multichannel video distributors (“vMVPDs”) to increase prices for and reduce output of certain services offered by vMVPDs. On November 30, 2022, a second private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to DirecTV Stream (the “Fendelander Action”). The plaintiffs in the Fendelander Action asserted a claim under Section 1 of the Sherman Act based on substantially similar allegations as the Biddle Action. The Company filed motions to dismiss for failure to state a claim in both the Biddle Action and Fendelander Action on January 31, 2023. The plaintiffs in both cases filed their oppositions on April 7, 2023, the Company filed reply briefs on May 12, 2023, and the court heard oral argument on the Company’s motions to dismiss on July 13, 2023. On September 30, 2023, the court issued an order granting in part and denying in part the Company’s motions to dismiss both cases and, on October 13, 2023, the court issued an order consolidating both cases. On October 16, 2023, plaintiffs filed a consolidated amended putative class action complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts claims under Section 1 of the Sherman Act and certain Arizona, California, Florida, Illinois, Iowa, Massachusetts, Michigan, Nevada, New York, North Carolina, and Tennessee antitrust laws based on substantially similar allegations as the Biddle Action and the Fendelander Action. The Consolidated Complaint seeks injunctive relief, unspecified money damages and costs and fees. The Company intends to defend against the lawsuits vigorously and filed a motion to dismiss the Consolidated Complaint for failure to state a claim on December 1, 2023. The plaintiffs filed their opposition on January 5, 2024, the Company filed its reply brief on February 2, 2024, and the court heard oral argument on the Company’s motion to dismiss on February 15, 2024. A decision on the Company’s motion to dismiss the Consolidated Complaint remains pending. The consolidated lawsuit is in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
On February 20, 2024, a private antitrust lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company (including affiliates ESPN, Inc., ESPN Enterprises, Inc., and Hulu, LLC), Fox Corporation, and Warner Bros. Discovery, Inc. (collectively, “Defendants”), by fuboTV Inc. and fuboTV Media Inc. (together, “Fubo”). Fubo asserts claims under Section 1 of the Sherman Act, Section 7 of the Clayton Act, and New York antitrust law based on the theories that (a) a planned joint venture between ESPN, Inc., Fox Corporation, and Warner Bros. Discovery, Inc., which will distribute certain of Defendants’ linear networks to consumers (the “Sports Streaming JV”), will harm competition in an alleged market for the licensing of networks that offer live sports content, (b) certain alleged practices by which the Company and Fox Corporation license their networks to vMVPDs as a bundle increase prices and reduce output for services offered by vMVPDs,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

and (c) certain alleged pricing provisions in Defendants’ carriage agreements with YouTube TV and Hulu + Live TV increase prices for services offered by vMVPDs. On April 8, 2024, Fubo filed a motion for a preliminary injunction against Defendants to prevent the formation of the Sports Streaming JV. Defendants may file their opposition to Fubo’s motion for preliminary injunction by July 25, 2024, and Fubo may file a reply by August 1, 2024, with the hearing on Fubo’s motion for preliminary injunction scheduled to begin on August 7, 2024. Fubo further seeks injunctive relief, unspecified money damages and costs and fees. The Company filed a motion to dismiss Fubo’s complaint on April 10, 2024. On April 29, 2024, Fubo filed an amended complaint to add allegations of a purported market for “skinny sports bundles”, which Fubo claims the Sports Streaming JV will monopolize after its launch. The court has stayed the Defendants’ obligation to answer or move to dismiss Fubo’s amended complaint until after resolution of Fubo’s motion for a preliminary injunction. The Company intends to defend against the lawsuit vigorously. The lawsuit is in its early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Commitments
In April 2024, the Company acquired an incremental 5% interest in Epic Games, Inc. (“Epic”), a video game and software developer and publisher, in exchange for $1.0 billion. The Company is committed to acquire an additional 2% interest for $0.5 billion in July 2024, which will bring the Company’s total interest in Epic to approximately 8%.
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

	Fair Value Measurement at March 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$92	$—	$92
Derivatives
Foreign exchange	—	748	—	748
Other	—	12	—	12
Liabilities
Derivatives
Interest rate	—	(1,446)	—	(1,446)
Foreign exchange	—	(421)	—	(421)
Other	—	(540)	—	(540)
Total recorded at fair value	$—	$(1,555)	$—	$(1,555)
Fair value of borrowings	$—	$41,956	$1,448	$43,404

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
The fair values of Level 2 derivatives are primarily determined by internal discounted cash flow models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, had an impact on derivative fair value estimates that was not material. The Company’s derivative financial instruments are discussed in Note 16.
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
Non-recurring Fair Value Measure
The Company also has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable. In the second quarter of fiscal 2024, the Company recorded impairment charges for goodwill as disclosed in Notes 4 and 17. The fair value of these assets were determined using their estimated discounted future cash flows, which is a Level 3 valuation technique (see Note 17 for a discussion of the more significant inputs used in our discounted cash flow analysis).
16.Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value (see Note 15) are summarized in the following tables:

	As of March 30, 2024
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$468	$203	$(147)	$(66)
Interest rate	—	—	(1,446)	—
Other	3	2	—	—
Derivatives not designated as hedges
Foreign exchange	76	1	(207)	(1)
Other	7	92	—	—
Gross fair value of derivatives	554	298	(1,800)	(67)
Counterparty netting	(397)	(172)	506	63
Cash collateral (received) paid	(45)	—	983	—
Net derivative positions	$112	$126	$(311)	$(4)

	As of September 30, 2023
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$595	$338	$(123)	$(93)
Interest rate	—	—	(1,791)	—
Other	12	6	—	—
Derivatives not designated as hedges
Foreign exchange	384	19	(520)	(79)
Other	—	128	(13)	—
Gross fair value of derivatives	991	491	(2,447)	(172)
Counterparty netting	(770)	(262)	900	132
Cash collateral (received) paid	(123)	(7)	1,257	—
Net derivative positions	$98	$222	$(290)	$(40)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at both March 30, 2024 and September 30, 2023 was $13.5 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	March 30, 2024	September 30, 2023	March 30, 2024	September 30, 2023
Borrowings:
Current	$2,842	$1,439	$(78)	$(59)
Long-term	9,716	10,748	(1,317)	(1,694)
	$12,558	$12,187	$(1,395)	$(1,753)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Gain (loss) on:
Pay-floating swaps	$(89)	$235	$343	$306
Borrowings hedged with pay-floating swaps	89	(235)	(343)	(306)
Benefit (expense) associated with interest accruals on pay-floating swaps	(153)	(125)	(307)	(220)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 30, 2024 or at September 30, 2023, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarters ended March 30, 2024 and April 1, 2023 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 30, 2024 and September 30, 2023, the notional amounts of the Company’s net foreign exchange cash flow hedges were $9.8 billion and $8.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $309 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Six Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Gain (loss) recognized in Other Comprehensive Income	$237	$15	$(27)	$(487)
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	93	116	234	338
(1)Primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of both March 30, 2024 and September 30, 2023, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($1.0 billion). The related gains or losses recognized in earnings were not material for the quarters ended March 30, 2024 and April 1, 2023.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts at both March 30, 2024 and September 30, 2023 was $3.1 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Operations:

	Costs and expenses		Interest expense, net		Income taxes
Quarter Ended:	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net gains (losses) on foreign currency denominated assets and liabilities	$(103)	$15	$21	$(2)	$7	$(21)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	87	(47)	(23)	1	(20)	17
Net gains (losses)	$(16)	$(32)	$(2)	$(1)	$(13)	$(4)

Six Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(68)	$160	$(2)	$(20)	$(39)	$(109)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(39)	(260)	(2)	19	22	87
Net gains (losses)	$(107)	$(100)	$(4)	$(1)	$(17)	$(22)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at March 30, 2024 and September 30, 2023 and related gains or losses recognized in earnings for the quarters ended March 30, 2024 and April 1, 2023 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at March 30, 2024 and September 30, 2023 were $0.5 billion and $0.4 billion, respectively. The related gains or losses recognized in earnings were not material for the quarters ended March 30, 2024 and April 1, 2023.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1.3 billion and $1.6 billion at March 30, 2024 and September 30, 2023, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

17.Restructuring and Impairment Charges
Goodwill Impairments
In the second quarter of fiscal 2024, as a result of Star India assets and liabilities being classified as held for sale (see Note 4), they have been removed from the entertainment goodwill reporting units along with a proportional amount of goodwill. As a result, we evaluated the residual goodwill at our entertainment DTC services and linear networks reporting units for impairment. Star sports was a standalone reporting unit which did not have any goodwill.
The evaluation resulted in a $0.7 billion non-cash charge for impairment of goodwill at our entertainment linear networks reporting unit. Goodwill was not impaired at the entertainment DTC services reporting unit.
The impairment evaluation compares the reporting unit’s carrying value to its fair value, which is based on estimated discounted future cash flows. These future cash flows are based on internal forecasts, which consider projected inflation and other economic indicators, as well as industry growth projections. Significant judgments and assumptions in the discounted cash flow model relate to future revenues and certain operating expenses, terminal growth rates and discount rates. Discount rates are determined based on the inherent risks of the underlying operations. We believe our estimates are consistent with how a marketplace participant would value our reporting units.
In addition, we recorded a $1.3 billion non-cash goodwill impairment charge related to the Star India Transaction (see Note 4 for additional information). Both of these charges were recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.
Other Restructuring
In the prior-year quarter ended April 1, 2023, the Company recognized restructuring charges of $152 million primarily for severance costs. The six months ended April 1, 2023 included charges of $221 million primarily for severance costs and costs related to exiting our businesses in Russia. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.
18.New Accounting Pronouncements and Other Disclosure Rules
Improvements to Reportable Segments Disclosures
In November 2023, the FASB issued guidance to enhance reportable segment disclosures by requiring the disclosure of significant expenses that are regularly provided to the chief operating decision maker (CODM) and included in the segment’s measure of profit or loss. It also requires an explanation of how the CODM uses the segment’s measure of profit or loss to assess segment performance and allocate resources. The guidance is effective for the Company beginning in fiscal year 2025 for annual periods and beginning in fiscal year 2026 for interim periods and requires retrospective adoption (with early adoption permitted). The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance to enhance income tax disclosures. The new guidance requires an expanded effective tax rate reconciliation, the disclosure of cash taxes paid segregated between U.S. federal, U.S. state and foreign, with further disaggregation by jurisdiction if certain thresholds are met and eliminates certain disclosures related to uncertain tax benefits. The guidance is effective for annual periods beginning with the Company’s 2026 fiscal year (with early adoption permitted). The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.
Enhancement and Standardization of Climate-Related Disclosures
In March 2024, the Securities and Exchange Commission adopted new rules that will require disclosure of:
•Certain climate-related information including climate-related risks, targets, and goals that are reasonably likely to have a material impact, as applicable, on a company’s strategy, business, results of operations or financial condition;
•Certain greenhouse gas emissions, if material; and
•Certain financial information regarding the effects of severe weather events and other natural conditions, within the notes to the financial statements
The new rules are applicable to annual reporting periods and will be phased in beginning with the Company’s 2026 fiscal year. In April 2024, given pending legal challenges, the Securities and Exchange Commission issued an order to voluntarily stay the new rules. The Company is evaluating the impacts of the new rules on its financial statement disclosures.

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
•Market Risk
•Commitments and Contingencies
•Other Matters
•DTC Product Descriptions, Key Definitions and Supplemental Information
•Supplemental Guarantor Financial Information
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions, except per share data)	March 30, 2024	April 1, 2023		March 30, 2024	April 1, 2023
Revenues:
Services	$19,757	$19,586	1%	$40,732	$40,583	— %
Products	2,326	2,229	4%	4,900	4,744	3%
Total revenues	22,083	21,815	1%	45,632	45,327	1%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(12,663)	(13,160)	4%	(26,585)	(27,941)	5%
Cost of products (exclusive of depreciation and amortization)	(1,509)	(1,456)	(4) %	(3,174)	(3,061)	(4) %
Selling, general, administrative and other	(3,790)	(3,614)	(5) %	(7,573)	(7,441)	(2) %
Depreciation and amortization	(1,242)	(1,310)	5%	(2,485)	(2,616)	5%
Total costs and expenses	(19,204)	(19,540)	2%	(39,817)	(41,059)	3%
Restructuring and impairment charges	(2,052)	(152)	>(100) %	(2,052)	(221)	>(100) %
Other income, net	—	149	(100) %	—	107	(100) %
Interest expense, net	(311)	(322)	3%	(557)	(622)	10%
Equity in the income of investees	141	173	(18) %	322	364	(12) %
Income before income taxes	657	2,123	(69) %	3,528	3,896	(9) %
Income taxes	(441)	(635)	31%	(1,161)	(1,047)	(11) %
Net income	216	1,488	(85) %	2,367	2,849	(17) %
Net income attributable to noncontrolling interests	(236)	(217)	(9) %	(476)	(299)	(59) %
Net income (loss) attributable to Disney	$(20)	$1,271	nm	$1,891	$2,550	(26) %
Diluted earnings (loss) per share attributable to Disney	$(0.01)	$0.69	nm	$1.03	$1.39	(26) %

CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 1%, or $0.3 billion, to $22.1 billion; net income attributable to Disney decreased to a loss of $20 million in the current quarter compared to income of $1.3 billion in the prior-year quarter; and diluted earnings per share (EPS) attributable to Disney decreased to a loss of $0.01 compared to income of $0.69 in the prior-year quarter. The EPS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
decrease was due to goodwill impairments in the current quarter, partially offset by higher operating income at Entertainment and Experiences.
Revenues
Service revenues for the quarter increased 1%, or $0.2 billion, to $19.8 billion resulting from higher DTC subscription revenue and increased revenue at our theme parks and resorts. These increases were partially offset by lower theatrical distribution revenue and, to a lesser extent, lower TV/VOD distribution revenue.
Product revenues for the quarter increased 4%, or $0.1 billion, to $2.3 billion due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts.
Costs and expenses
Cost of services for the quarter decreased 4%, or $0.5 billion, to $12.7 billion due to lower programming and production costs and, to a lesser extent, lower distribution costs at Entertainment, partially offset by the impact of inflation and increased volumes at our theme parks and resorts.
Cost of products for the quarter increased 4%, or $0.1 billion, to $1.5 billion due to inflation and higher sales volumes of merchandise, food and beverage at our theme parks and resorts.
Selling, general, administrative and other costs increased 5%, or $0.2 billion, to $3.8 billion, primarily due to higher marketing costs.
Depreciation and amortization decreased 5%, or $0.1 billion, to $1.2 billion driven by lower TFCF and Hulu acquisition amortization.
Restructuring and impairment charges
In the current quarter, the Company recorded charges of $2,052 million due to goodwill impairments related to the Star India Transaction and entertainment linear networks. In the prior-year quarter, the Company recognized charges of $152 million primarily for severance.
Other income, net
Other income, net in the prior-year quarter included a DraftKings gain of $149 million.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	March 30, 2024	April 1, 2023	% Change Better (Worse)
Interest expense	$(501)	$(504)	1%
Interest income, investment income and other	190	182	4%
Interest expense, net	$(311)	$(322)	3%
Equity in the Income of Investees
Income from equity investees decreased $32 million, to $141 million from $173 million, due to lower income from A+E Television Networks.
Income Taxes

	Quarter Ended
	March 30, 2024	April 1, 2023
Income before income taxes	$657	$2,123
Income tax	441	635
Effective income tax rate	67.1%	29.9%
The increase in the effective income tax rate was due to an unfavorable impact from the goodwill impairments recognized in the current quarter, which are not tax deductible, partially offset by a benefit from adjustments related to prior years, which were favorable in the current quarter and unfavorable in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Quarter Ended
(in millions)	March 30, 2024	April 1, 2023	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(236)	$(217)	(9) %
The increase in net income attributable to noncontrolling interests was primarily due to improved results at Hong Kong Disneyland Resort, partially offset by the comparison to the accretion of NBCU’s interest in Hulu in the prior-year quarter with no accretion in the current quarter as we had fully accreted to the amount paid in December 2023 (see Note 1 to the Condensed Consolidated Financial Statements).
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended March 30, 2024 were impacted by the following:
•Restructuring and impairment charges of $2,052 million
•TFCF and Hulu acquisition amortization of $434 million
Results for the quarter ended April 1, 2023 were impacted by the following:
•TFCF and Hulu acquisition amortization of $558 million
•Restructuring and impairment charges of $152 million
•Other income of $149 million due to the DraftKings gain
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended March 30, 2024:
Restructuring and impairment charges	$(2,052)	$121	$(1,931)	$(1.06)
TFCF and Hulu acquisition amortization	(434)	101	(333)	(0.17)
Total	$(2,486)	$222	$(2,264)	$(1.22)

Quarter Ended April 1, 2023:
TFCF and Hulu acquisition amortization	$(558)	$130	$(428)	$(0.23)
Restructuring and impairment charges	(152)	35	(117)	(0.06)
Other income (expense), net	149	(35)	114	0.06
Total	$(561)	$130	$(431)	$(0.23)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT SIX-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR SIX-MONTH PERIOD
Revenues for the current period increased $0.3 billion, to $45.6 billion; net income attributable to Disney decreased $0.7 billion, to $1.9 billion; and EPS decreased to $1.03 from $1.39 in the prior-year period. The EPS decrease was due to goodwill impairments in the current period, partially offset by higher operating income at Entertainment and Experiences.
Revenues
Service revenues for the current period increased $0.1 billion to $40.7 billion, resulting from higher DTC subscription revenue and increased revenue at our theme parks and resorts. These increases were largely offset by lower theatrical distribution revenue and, to a lesser extent, lower TV/VOD distribution revenue.
Product revenues for the current period increased 3%, or $0.2 billion, to $4.9 billion, due to higher sales volumes of merchandise, food and beverage at our theme parks and resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and expenses
Cost of services for the current period decreased 5%, or $1.4 billion, to $26.6 billion, primarily due to lower programming and production costs and, to a lesser extent, lower distribution costs at Entertainment, partially offset by the impact of inflation and increased volumes at our theme parks and resorts.
Cost of products for the current period increased 4%, or $0.1 billion, to $3.2 billion, due to inflation and higher sales volumes of merchandise, food and beverage at our theme parks and resorts.
Depreciation and amortization decreased 5%, or $0.1 billion, to $2.5 billion due to lower TFCF & Hulu intangible amortization.
Restructuring and impairment charges
In the current period, the Company recorded charges of $2,052 million due to goodwill impairments related to the Star India Transaction and entertainment linear networks.
In the prior-year period, the Company recorded charges of $221 million primarily for severance and costs related to exiting our businesses in Russia.
Other income, net
Other income, net in the prior-year period included a DraftKings gain of $79 million and a $28 million gain on the sale of a business.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	March 30, 2024	April 1, 2023	% Change Better (Worse)
Interest expense	$(1,029)	$(969)	(6) %
Interest income, investment income and other	472	347	36%
Interest expense, net	$(557)	$(622)	10%
The increase in interest expense was due to higher average rates, partially offset by higher capitalized interest.
The increase in interest income, investment income and other resulted from from higher interest income on cash balances and a favorable comparison of pension and postretirement benefit costs, other than service cost.
Equity in the Income of Investees
Income from equity investees decreased $42 million, to $322 million from $364 million, due to lower income from A+E Television Networks.
Effective Income Tax Rate

	Six Months Ended
	March 30, 2024	April 1, 2023
Income from continuing operations before income taxes	$3,528	$3,896
Income tax on continuing operations	1,161	1,047
Effective income tax rate - continuing operations	32.9%	26.9%
The increase in the effective income tax rate was due to an unfavorable impact from the goodwill impairments recognized in the current period, which are not tax deductible, partially offset by a lower effective tax rate on foreign earnings in the current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Six Months Ended
(in millions)	March 30, 2024	April 1, 2023	% Change Better (Worse)
Net income from continuing operations attributable to noncontrolling interests	$(476)	$(299)	(59) %
The increase in net income from continuing operations attributable to noncontrolling interests was due to improved results at our Asia Theme Parks, the accretion of Hulu’s noncontrolling interest to the amount paid in December 2023 (see Note 1 to the Condensed Consolidated Financial Statements) and improved results at ESPN, partially offset by the impact of the purchase of Major League Baseball’s 15% interest in BAMtech LLC in the prior-year period.
Certain Items Impacting Results in the Six Month Period
Results for the six months ended March 30, 2024 were impacted by the following:
•Restructuring and impairment charges of $2,052 million
•TFCF and Hulu acquisition amortization of $885 million
Results for the six months ended April 1, 2023 were impacted by the following:
•TFCF and Hulu acquisition amortization of $1,137 million
•Restructuring and impairment charges of $221 million
•Other income of $107 million due to the DraftKings gain of $79 million and a gain on the sale of a business of $28 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Six Months Ended March 30, 2024:
Restructuring and impairment charges	$(2,052)	$121	$(1,931)	$(1.06)
TFCF and Hulu acquisition amortization	(885)	206	(679)	(0.36)
Total	$(2,937)	$327	$(2,610)	$(1.41)

Six Months Ended April 1, 2023:
TFCF and Hulu acquisition amortization	$(1,137)	$264	$(873)	$(0.47)
Restructuring and impairment charges	(221)	43	(178)	(0.10)
Other income (expense), net	107	(18)	89	0.05
Total	$(1,251)	$289	$(962)	$(0.52)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 30, 2024 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023		March 30, 2024	April 1, 2023
Entertainment	$9,796	$10,309	(5) %	$19,777	$20,984	(6) %
Sports	4,312	4,226	2%	9,147	8,866	3%
Experiences	8,393	7,646	10%	17,525	16,191	8%
Eliminations (1)	(418)	(366)	(14) %	(817)	(714)	(14) %
Revenues	$22,083	$21,815	1%	$45,632	$45,327	1%
(1)Reflects fees paid by Direct-to-Consumer to Sports and other Entertainment businesses for the right to air their linear networks on Hulu Live and fees paid by Entertainment to Sports to program sports on the ABC Network and Star+.
The following table presents income from our operating segments and other components of income before income taxes:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023		March 30, 2024	April 1, 2023
Entertainment operating income	$781	$455	72%	$1,655	$800	>100%
Sports operating income	778	794	(2) %	675	630	7%
Experiences operating income	2,286	2,036	12%	5,391	4,898	10%
Corporate and unallocated shared expenses	(391)	(279)	(40) %	(699)	(559)	(25) %
Restructuring and impairment charges	(2,052)	(152)	>(100) %	(2,052)	(221)	>(100) %
Other income, net	—	149	(100) %	—	107	(100) %
Interest expense, net	(311)	(322)	3%	(557)	(622)	10%
TFCF and Hulu acquisition amortization	(434)	(558)	22%	(885)	(1,137)	22%
Income before income taxes	$657	$2,123	(69) %	$3,528	$3,896	(9) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023		March 30, 2024	April 1, 2023
Entertainment	$169	$150	(13) %	$332	$304	(9) %
Sports	11	19	42%	22	29	24%
Experiences
Domestic	426	455	6%	850	907	6%
International	182	169	(8) %	353	333	(6) %
Total Experiences	608	624	3%	1,203	1,240	3%
Corporate	51	52	2%	105	100	(5) %
Total depreciation expense	$839	$845	1%	$1,662	$1,673	1%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023		March 30, 2024	April 1, 2023
Entertainment	$14	$30	53%	$27	$64	58%
Sports	—	—	nm	—	—	nm
Experiences	27	27	— %	54	54	— %
TFCF and Hulu intangible assets	362	408	11%	742	825	10%
Total amortization of intangible assets	$403	$465	13%	$823	$943	13%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues:
Linear Networks	$2,765	$2,999	(8) %
Direct-to-Consumer	5,642	4,983	13%
Content Sales/Licensing and Other	1,389	2,327	(40) %
	$9,796	$10,309	(5) %
Segment operating income (loss):
Linear Networks	$752	$959	(22) %
Direct-to-Consumer	47	(587)	nm
Content Sales/Licensing and Other	(18)	83	nm
	$781	$455	72%
Revenues
The decrease in Entertainment revenues was primarily due to lower theatrical distribution revenue and, to a lesser extent, a decrease in TV/VOD distribution revenue, partially offset by subscription revenue growth.
Operating income
The increase in operating income in the current quarter compared to the prior-year quarter was due to improved results at Direct-to-Consumer, partially offset by declines at Linear Networks and Content Sales/Licensing and Other.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
Affiliate fees	$1,759	$1,925	(9) %
Advertising	974	1,031	(6) %
Other	32	43	(26) %
Total revenues	2,765	2,999	(8) %
Operating expenses	(1,458)	(1,515)	4%
Selling, general, administrative and other	(684)	(672)	(2) %
Depreciation and amortization	(11)	(12)	8%
Equity in the income of investees	140	159	(12) %
Operating Income	$752	$959	(22) %
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Domestic	$1,506	$1,609	(6) %
International	253	316	(20) %
	$1,759	$1,925	(9) %
The decrease in domestic affiliate revenue was primarily due to a decrease of 12% from fewer subscribers, including the impact of the non-renewal of carriage of certain networks by an affiliate, partially offset by an increase of 7% from higher contractual rates.
Lower international affiliate revenue was primarily attributable to decreases of 11% from fewer subscribers and 4% from lower contractual rates.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Domestic	$743	$813	(9) %
International	231	218	6%
	$974	$1,031	(6) %
The decline in domestic advertising revenue was due to a decrease of 12% from fewer impressions, partially offset by an increase of 3% from higher rates primarily due to increased political advertising at the owned television stations. The decrease in impressions was due to lower average viewership.
Higher international advertising revenue was attributable to an increase of 10% from higher rates, partially offset by a decrease of 3% from an unfavorable foreign exchange impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Programming and production costs
Domestic	$(1,048)	$(1,068)	2%
International	(178)	(178)	— %
Total programming and production costs	(1,226)	(1,246)	2%
Other operating expenses	(232)	(269)	14%
	$(1,458)	$(1,515)	4%
The decrease in domestic programming and production costs was due to a lower average cost mix of programming at ABC Network, partially offset by an increase in the average cost of programming at FX Channels.
The decrease in other operating expenses was primarily due to lower technology and distribution costs.
Equity in the Income of Investees
Income from equity investees decreased $19 million, to $140 million from $159 million, due to lower income from A+E Television Networks attributable to decreases in advertising and affiliate revenue.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $207 million, to $752 million from $959 million, due to decreases at our domestic and international businesses.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Supplemental revenue detail
Domestic	$2,269	$2,440	(7) %
International	496	559	(11) %
	$2,765	$2,999	(8) %
Supplemental operating income detail
Domestic	$520	$635	(18) %
International	92	165	(44) %
Equity in the income of investees	140	159	(12) %
	$752	$959	(22) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
Subscription fees	$4,805	$4,225	14%
Advertising	762	706	8%
Other	75	52	44%
Total revenues	5,642	4,983	13%
Operating expenses	(4,414)	(4,530)	3%
Selling, general, administrative and other	(1,106)	(955)	(16) %
Depreciation and amortization	(75)	(85)	12%
Operating Income (Loss)	$47	$(587)	nm
Revenues - Subscription fees
Growth in subscription fees in the current quarter compared to the prior-year quarter reflected increases of 9% from higher rates attributable to increases in retail pricing at Disney+ Core and Hulu, and 6% from more subscribers due to growth at Disney+ Core.
Revenues - Advertising
Higher advertising revenue in the current quarter compared to the prior-year quarter reflected an increase of 25% from higher impressions, partially offset by a decrease of 17% from lower rates.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of Disney+(1) and Hulu(1), and we believe these metrics are useful to investors in analyzing the business:

Paid subscribers(1) at:				% Change Better (Worse)
(in millions)	March 30, 2024	December 30, 2023	April 1, 2023	Mar. 30, 2024 vs. Dec. 30, 2023	Mar. 30, 2024 vs. Apr. 1, 2023
Disney+
Domestic (U.S. and Canada)	54.0	46.1	46.3	17%	17%
International (excluding Disney+ Hotstar)(1)	63.6	65.2	58.6	(2) %	9%
Disney+ Core(2)	117.6	111.3	104.9	6%	12%

Disney+ Hotstar	36.0	38.3	52.9	(6) %	(32) %

Hulu
SVOD Only	45.8	45.1	43.7	2%	5%
Live TV + SVOD	4.5	4.6	4.4	(2) %	2%
Total Hulu(2)	50.2	49.7	48.2	1%	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber(1):

	Quarter Ended			% Change Better (Worse)
	March 30, 2024	December 30, 2023	April 1, 2023	Mar. 30, 2024 vs. Dec. 30, 2023	Mar. 30, 2024 vs. Apr. 1, 2023
Disney+
Domestic (U.S. and Canada)	$8.00	$8.15	$7.14	(2) %	12%
International (excluding Disney+ Hotstar)(1)	6.66	5.91	5.93	13%	12%
Disney+ Core	7.28	6.84	6.47	6%	13%

Disney+ Hotstar	0.70	1.28	0.59	(45) %	19%

Hulu
SVOD Only	11.84	12.29	11.73	(4) %	1%
Live TV + SVOD	95.01	93.61	92.32	1%	3%
(1)See discussion on pages 71-72 —DTC Product Descriptions, Key Definitions and Supplemental Information.
(2)Total may not equal the sum of the column due to rounding.
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2024 Comparison to First Quarter of Fiscal 2024
Domestic Disney+ average monthly revenue per paid subscriber decreased from $8.15 to $8.00 due to a higher mix of wholesale subscribers, partially offset by increases in retail pricing.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.91 to $6.66 due to increases in retail pricing and a lower mix of subscribers to promotional offerings.
Disney+ Hotstar average monthly revenue per paid subscriber decreased from $1.28 to $0.70 due to lower advertising revenue.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.29 to $11.84 due to lower advertising revenue, partially offset by increases in retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $93.61 to $95.01 due to increases in retail pricing and a lower mix of subscribers to promotional offerings, partially offset by lower advertising revenue.
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2024 Comparison to Second Quarter of Fiscal 2023
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.14 to $8.00 due to increases in retail pricing, partially offset by a higher mix of wholesale subscribers and of subscribers to multi-product offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.93 to $6.66 due to increases in retail pricing, partially offset by the addition of subscribers to ad-supported offerings.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.59 to $0.70 due to increases in retail pricing, partially offset by a higher mix of subscribers from lower-priced markets and lower advertising revenue.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $11.73 to $11.84 reflecting increases in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings and to promotional offerings, lower premium add-on revenue and a higher mix of wholesale subscribers.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $92.32 to $95.01 due to increases in retail pricing, partially offset by lower advertising and premium add-on revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Programming and production costs
Hulu	$(2,169)	$(2,128)	(2) %
Disney+ and other	(1,308)	(1,309)	— %
Total programming and production costs	(3,477)	(3,437)	(1) %
Other operating expense	(937)	(1,093)	14%
	$(4,414)	$(4,530)	3%
Higher programming and production costs at Hulu in the current quarter compared to the prior-year quarter were primarily due to higher subscriber-based fees for programming the Hulu Live TV service and more programming provided on the service, partially offset by lower average costs per hour of content available on the service. The increase in Hulu Live TV subscriber-based fees was attributable to rate increases and more subscribers.
Programming and production costs at Disney+ and other in the current quarter were comparable to the prior-year quarter as lower average costs per hour of content available was offset by more content provided on the service.
The decrease in other operating expense was due to lower distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $151 million, to $1,106 million from $955 million, due to higher marketing costs.
Operating Income (Loss) from Direct-to-Consumer
Operating results from Direct-to-Consumer increased $634 million, to income of $47 million from a loss of $587 million, due to improved results at Disney+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
TV/VOD distribution	$470	$790	(41) %
Theatrical distribution	123	767	(84) %
Home entertainment distribution	189	202	(6) %
Other	607	568	7%
Total revenues	1,389	2,327	(40) %
Operating expenses	(926)	(1,612)	43%
Selling, general, administrative and other	(382)	(550)	31%
Depreciation and amortization	(97)	(83)	(17) %
Equity in the income (loss) of investees	(2)	1	nm
Operating Income (Loss)	$(18)	$83	nm
Revenues - TV/VOD distribution
The decrease in TV/VOD distribution revenue was due to lower sales of episodic content.
Revenues - Theatrical distribution
Theatrical distribution revenue was lower as there were no significant titles released in the current quarter compared to Ant-Man And The Wasp: Quantumania in the prior-year quarter. The prior-year quarter also included the benefit of the ongoing performance of Avatar: The Way of Water, which was released in December 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Programming and production costs	$(762)	$(1,392)	45%
Distribution costs and cost of goods sold	(164)	(220)	25%
	$(926)	$(1,612)	43%
The decrease in programming and production costs was due to lower production cost amortization attributable to the decreases in theatrical and TV/VOD distribution revenues, partially offset by higher film cost impairments in the current quarter.
The decrease in distribution costs and cost of goods sold was attributable to lower theatrical distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $168 million, to $382 million from $550 million, driven by lower theatrical marketing costs reflecting the absence of significant releases in the current quarter.
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other decreased $101 million, to a loss of $18 million from income of $83 million due to lower theatrical distribution results and higher film cost impairments.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Restructuring and impairment charges(1)	$(717)	$(112)	>(100) %
TFCF and Hulu acquisition amortization(2)	(343)	(459)	25%
(1)Charges for the current quarter were due to a goodwill impairment related to linear networks. Charges for the prior-year quarter were primarily for severance.
(2)In the current quarter, amortization of intangible assets was $271 million and amortization of step-up on film and television costs was $69 million. In the prior-year quarter, amortization of intangible assets was $309 million and amortization of step-up on film and television costs was $147 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
Affiliate fees	$2,678	$2,766	(3) %
Advertising	950	781	22%
Subscription fees	417	380	10%
Other	267	299	(11) %
Total revenues	4,312	4,226	2%
Operating expenses	(3,214)	(3,072)	(5) %
Selling, general, administrative and other	(315)	(357)	12%
Depreciation and amortization	(11)	(19)	42%
Equity in the income of investees	6	16	(63) %
Operating Income	$778	$794	(2) %
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
ESPN
Domestic	$2,369	$2,435	(3) %
International	246	268	(8) %
	2,615	2,703	(3) %
Star India	63	63	— %
	$2,678	$2,766	(3) %
Lower domestic ESPN affiliate revenue was driven by a decrease of 8% from fewer subscribers, partially offset by an increase of 6% from higher contractual rates.
The decrease in international ESPN affiliate revenue was due to decreases of 47% from an unfavorable foreign exchange impact and 7% from fewer subscribers, partially offset by an increase of 46% from higher contractual rates.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
ESPN
Domestic	$870	$701	24%
International	43	46	(7) %
	913	747	22%
Star India	37	34	9%
	$950	$781	22%
The increase in domestic ESPN advertising revenue was primarily due to increases of 15% from higher rates and 3% from higher average viewership. These increases included the benefits from an additional College Football Playoff (CFP) game due to timing and an additional NFL playoff game in the current quarter. In the current quarter, we aired the CFP championship game, two semi-final games and one host game compared to the CFP championship game and two host games in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Subscription fees
Subscription fees increased $37 million, to $417 million from $380 million, due to higher rates.
Revenues - Other
Other revenue decreased $32 million, to $267 million from $299 million, due to the comparison to sub-licensing fees from Board of Control for Cricket in India (BCCI) programming in the prior-year quarter as we did not renew the rights for the current fiscal year, and lower Ultimate Fighting Championship (UFC) pay-per-view fees primarily attributable to the impact of airing one less event in the current quarter compared to the prior-year quarter. These decreases were partially offset by higher fees received from the Entertainment segment to program sports on Star+.
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of ESPN+(1), and we believe these metrics are useful to investors in analyzing the business:

	Quarter Ended			% Change Better (Worse)
	March 30, 2024	December 30, 2023	April 1, 2023	Mar. 30, 2024 vs. Dec. 30, 2023	Mar. 30, 2024 vs. Apr. 1, 2023
Paid subscribers(1) at (in millions)	24.8	25.2	25.3	(2) %	(2) %
Average Monthly Revenue per Paid Subscriber(1) for the quarter end	$6.30	$6.09	$5.64	3%	12%
(1)See discussion on page 71-72 —DTC Product Descriptions, Key Definitions and Supplemental Information.
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2024 Comparison to First Quarter of Fiscal 2024
ESPN+ average monthly revenue per paid subscriber increased from $6.09 to $6.30 due to increases in retail pricing and higher advertising revenue.
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2024 Comparison to Second Quarter of Fiscal 2023
ESPN+ average monthly revenue per paid subscriber increased from $5.64 to $6.30 due to increases in retail pricing and higher advertising revenue.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Programming and production costs
ESPN
Domestic	$(2,616)	$(2,392)	(9) %
International	(260)	(263)	1%
	(2,876)	(2,655)	(8) %
Star India	(102)	(195)	48%
	(2,978)	(2,850)	(4) %
Other operating expenses	(236)	(222)	(6) %
	$(3,214)	$(3,072)	(5) %
Domestic ESPN programming and production costs increased in the current quarter compared to the prior-year quarter due to higher CFP rights costs attributable to the additional game in the current quarter.
International ESPN programming and production costs were comparable to the prior-year quarter due to a favorable foreign exchange impact, largely offset by inflation and higher costs for soccer programming.
The decrease in Star India programming and production costs reflected the comparison to costs for BCCI cricket programming in the prior-year quarter, partially offset by an increase in Indian Premier League (IPL) cricket programming costs due to more matches aired in the current quarter compared to the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $42 million, to $315 million from $357 million, reflecting a favorable foreign exchange impact.
Operating Income from Sports
Operating income decreased $16 million, to $778 million from $794 million, reflecting a decrease at domestic ESPN, largely offset by improved results at Star India.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for Sports:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Supplemental revenue detail
ESPN
Domestic	$3,866	$3,733	4%
International	341	366	(7) %
	4,207	4,099	3%
Star India	105	127	(17) %
	$4,312	$4,226	2%
Supplemental operating income (loss) detail
ESPN
Domestic	$780	$858	(9) %
International	19	19	— %
	799	877	(9) %
Star India	(27)	(99)	73%
Equity in the income of investees	6	16	(63) %
	$778	$794	(2) %
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
TFCF acquisition amortization(1)	$(89)	$(97)	8%
Restructuring and impairment charges	—	(10)	100%
(1)Amortization of intangible assets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
Theme park admissions	$2,806	$2,428	16%
Resorts and vacations	2,101	1,949	8%
Parks & Experiences merchandise, food and beverage	2,029	1,903	7%
Merchandise licensing and retail	889	881	1%
Parks licensing and other	568	485	17%
Total revenues	8,393	7,646	10%
Operating expenses	(4,509)	(4,106)	(10) %
Selling, general, administrative and other	(963)	(853)	(13) %
Depreciation and amortization	(635)	(651)	2%
Operating Income	$2,286	$2,036	12%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 12% from higher average per capita ticket revenue and 4% from attendance growth. Attendance growth was due to an increase at our international parks attributable to higher attendance at Hong Kong Disneyland Resort, which benefited from the park being open for more days in the current quarter, Shanghai Disney Resort and, to a lesser extent, Disneyland Paris. Growth in attendance at our domestic parks was due to an increase in attendance at Disneyland Resort.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was due to increases of 5% from higher average ticket prices for cruise line sailings, 2% from higher occupied hotel room nights and 2% from an increase in average daily hotel room rates.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth resulted from increases of 4% from higher volumes and 2% from guest spending growth. Higher volumes were primarily attributable to an increase at our international parks and experiences reflecting growth at Hong Kong Disneyland Resort.
Revenues - Merchandise licensing and retail
Merchandise licensing and retail revenue was comparable to the prior-year quarter as an increase of 5% from licensing was largely offset by decreases of 2% from retail and 2% from an unfavorable foreign exchange impact. The increase in licensing revenue was driven by higher sales of products based on Spider-Man and Mickey and Friends, partially offset by a decrease in sales of products based on Star Wars.
Revenues - Parks Licensing and Other
The increase in parks licensing and other revenue was driven by higher sponsorship revenues and a favorable foreign exchange impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total(1)
	Quarter Ended		Quarter Ended		Quarter Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
Parks
Increase (decrease)
Attendance(2)	2%	7%	15%	>100%	6%	27%
Per Capita Guest Spending(3)	5%	2%	14%	19%	6%	(1) %
Hotels
Occupancy(4)	90%	89%	85%	72%	89%	85%
Available Hotel Room Nights (in thousands)(5)	2,550	2,518	793	787	3,343	3,305
Change in Per Room Guest Spending(6)	3%	— %	16%	29%	4%	1%
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
(6)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights. In the third quarter of the prior fiscal year, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in the prior-year quarter, the impact would have been a decrease of approximately $9 million in the prior-year quarter.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Operating labor	$(2,068)	$(1,826)	(13) %
Infrastructure costs	(812)	(750)	(8) %
Cost of goods sold and distribution costs	(798)	(767)	(4) %
Other operating expense	(831)	(763)	(9) %
	$(4,509)	$(4,106)	(10) %
Higher operating labor was primarily due to inflation. The increase in infrastructure costs was driven by higher costs for new guest offerings and an increase in operations support costs. Cost of goods sold and distribution costs increased due to higher volumes. The increase in other operating expense was attributable to volume growth, higher operations support costs and inflation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs increased $110 million, to $963 million from $853 million driven by higher marketing costs.
Depreciation and amortization
Depreciation and amortization decreased $16 million, to $635 million from $651 million, due to lower depreciation at our domestic parks and experiences.
Operating Income from Experiences
Segment operating income increased from $2,036 million to $2,286 million due to growth at our international and domestic parks and experiences.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Supplemental revenue detail
Parks & Experiences
Domestic	$5,958	$5,572	7%
International	1,522	1,184	29%
Consumer Products	913	890	3%
	$8,393	$7,646	10%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,607	$1,519	6%
International	292	156	87%
Consumer Products	387	361	7%
	$2,286	$2,036	12%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Six-Month Results Compared to the Prior-Year Six-Month Period
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues:
Linear Networks	$5,568	$6,201	(10) %
Direct-to-Consumer	11,188	9,805	14%
Content Sales/Licensing and Other	3,021	4,978	(39) %
	$19,777	$20,984	(6) %
Segment operating income (loss):
Linear Networks	$1,988	$2,289	(13) %
Direct-to-Consumer	(91)	(1,571)	94%
Content Sales/Licensing and Other	(242)	82	nm
	$1,655	$800	>100%
Revenues
The decrease in Entertainment revenues was due to lower theatrical distribution revenue and, to a lesser extent, decreases in TV/VOD distribution, advertising and affiliate revenue. These decreases were partially offset by subscription revenue growth.
Operating income
The increase in operating income was due to improved results at Direct-to-Consumer, partially offset by declines at Content Sales/Licensing and Other and Linear Networks.
Linear Networks
Operating results for Linear Networks are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
Affiliate fees	$3,525	$3,798	(7) %
Advertising	1,968	2,298	(14) %
Other	75	105	(29) %
Total revenues	5,568	6,201	(10) %
Operating expenses	(2,629)	(2,977)	12%
Selling, general, administrative and other	(1,241)	(1,263)	2%
Depreciation and amortization	(23)	(24)	4%
Equity in the income of investees	313	352	(11) %
Operating Income	$1,988	$2,289	(13) %
Revenues - Affiliate fees

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Domestic	$2,986	$3,166	(6) %
International	539	632	(15) %
	$3,525	$3,798	(7) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decrease in domestic affiliate revenue was due to a decline of 11% from fewer subscribers, including the impact of the non-renewal of carriage of certain networks by an affiliate, partially offset by an increase of 6% from higher contractual rates.
Lower international affiliate revenue was attributable to decreases of 10% from fewer subscribers and 2% from lower contractual rates.
Revenues - Advertising

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Domestic	$1,449	$1,793	(19) %
International	519	505	3%
	$1,968	$2,298	(14) %
The decline in domestic advertising revenue was due to decreases of 13% from fewer impressions and 5% from lower rates. The decrease in impressions was due to lower average viewership and, to a lesser extent, fewer units delivered.
Higher international advertising revenue was due to an increase of 6% from higher rates, partially offset by a decrease of 3% from an unfavorable foreign exchange impact.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Programming and production costs
Domestic	$(1,808)	$(2,095)	14%
International	(361)	(341)	(6) %
Total programming and production costs	(2,169)	(2,436)	11%
Other operating expenses	(460)	(541)	15%
	$(2,629)	$(2,977)	12%
The decrease in domestic programming and production costs was due to fewer hours of scripted programming in the current period, reflecting the impact of guild strikes. Scripted programming was primarily replaced with lower average cost non-scripted programming as well as ESPN on ABC sports programming, the costs of which are recognized in the Sports segment.
International programming and production costs increased due to inflation.
The decrease in other operating expenses was driven by lower technology and distribution costs.
Equity in the Income of Investees
Income from equity investees decreased $39 million, to $313 million from $352 million, due to lower income from A+E Television Networks attributable to decreases in advertising and affiliate revenue, partially offset by a gain on the sale of an investment.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $301 million, to $1,988 million from $2,289 million, due to decreases at our domestic and international businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Supplemental revenue detail
Domestic	$4,479	$5,005	(11) %
International	1,089	1,196	(9) %
	$5,568	$6,201	(10) %
Supplemental operating income detail
Domestic	$1,358	$1,514	(10) %
International	317	423	(25) %
Equity in the income of investees	313	352	(11) %
	$1,988	$2,289	(13) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
Subscription fees	$9,312	$8,086	15%
Advertising	1,736	1,572	10%
Other	140	147	(5) %
Total revenues	11,188	9,805	14%
Operating expenses	(8,907)	(9,153)	3%
Selling, general, administrative and other	(2,227)	(2,042)	(9) %
Depreciation and amortization	(145)	(181)	20%
Operating Loss	$(91)	$(1,571)	94%
Revenues - Subscription fees
Growth in subscription fees reflected an increase of 10% from higher rates attributable to increases in retail pricing at Disney+ Core and, to a lesser extent, Hulu, and 5% from more subscribers due to growth at Disney+ Core and, to a lesser extent, Hulu.
Revenues - Advertising
Higher advertising revenue reflected an increase of 28% from higher impressions, partially offset by a decrease of 18% from lower rates. The increase in impressions was due to growth of the ad-supported Disney+ service, which launched in December 2022, airing more hours of International Cricket Council (ICC) cricket programming compared to the prior-year period and higher impressions at Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics
Average Monthly Revenue Per Paid Subscriber:

	Six Months Ended		% Change Better (Worse)
	March 30, 2024	April 1, 2023
Disney+
Domestic (U.S. and Canada)	$8.07	$6.56	23%
International (excluding Disney+ Hotstar)	6.28	5.78	9%
Disney+ Core	7.06	6.13	15%

Disney+ Hotstar	1.00	0.67	49%

Hulu
SVOD Only	12.06	12.10	— %
Live TV + SVOD	94.30	90.11	5%
Domestic Disney+ average monthly revenue per paid subscriber increased from $6.56 to $8.07 due to increases in retail pricing, partially offset by a higher mix of wholesale subscribers.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.78 to $6.28 due to increases in retail pricing, partially offset by the addition of subscribers to ad-supported offerings.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.67 to $1.00 due to increases in retail pricing and higher advertising revenue.
The average monthly revenue per paid subscriber for Hulu SVOD Only was comparable to the prior-year period as a higher mix of subscribers to promotional offerings, decreases in advertising revenue and premium add-on revenue, and a higher mix of subscribers to multi-product offerings were largely offset by increases in retail pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $90.11 to $94.30 due to increases in retail pricing, partially offset by decreases in advertising revenue and premium add-on revenue.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Programming and production costs
Hulu	$(4,295)	$(4,234)	(1) %
Disney+ and other	(2,767)	(2,865)	3%
Total programming and production costs	(7,062)	(7,099)	1%
Other operating expense	(1,845)	(2,054)	10%
	$(8,907)	$(9,153)	3%
Higher programming and production costs at Hulu were due to higher subscriber-based fees for programming the Hulu Live TV service and more programming provided on the service, partially offset by lower average costs per hour of content available on the service. The increase in Hulu Live TV subscriber-based fees was attributable to rate increases and more subscribers.
The decrease in programming and production costs at Disney+ and other was attributable to a decrease in non-sports content costs, largely offset by higher costs for ICC cricket programming due to higher average costs per match and more matches aired. The decrease in non-sports content costs was due to lower average cost per hour of content available, partially offset by more content provided on the service.
Other operating expenses decreased due to lower distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $185 million, to $2,227 million from $2,042 million, due to higher marketing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Depreciation and amortization
Depreciation and amortization decreased $36 million, from $181 million to $145 million, primarily due to assets that were fully depreciated.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $1,480 million, to $91 million from $1,571 million, due to a lower loss at Disney+ and, to a lesser extent, higher operating income at Hulu.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
TV/VOD distribution	$992	$1,503	(34) %
Theatrical distribution	374	1,907	(80) %
Home entertainment distribution	398	387	3%
Other	1,257	1,181	6%
Total revenues	3,021	4,978	(39) %
Operating expenses	(2,101)	(3,462)	39%
Selling, general, administrative and other	(967)	(1,272)	24%
Depreciation and amortization	(191)	(163)	(17) %
Equity in the income (loss) of investees	(4)	1	nm
Operating Income (Loss)	$(242)	$82	nm
Revenues - TV/VOD distribution
The decrease in TV/VOD distribution revenue was attributable to lower sales of episodic content.
Revenues - Theatrical distribution
The decrease in theatrical distribution revenue was due to the performance of Wish and The Marvels in the current period compared to Avatar: The Way of Water, Black Panther: Wakanda Forever and Ant-Man and the Wasp: Quantumania in the prior-year period. Other titles released in the current period included Poor Things, while the prior-year period included The Menu and Strange World.
Revenues - Other
The increase in other revenue was attributable to higher music revenues and an increase in revenue at Lucasfilm’s special effects business primarily due to more projects.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Programming and production costs	$(1,752)	$(2,997)	42%
Distribution costs and cost of goods sold	(349)	(465)	25%
	$(2,101)	$(3,462)	39%
The decrease in programming and production costs was due to lower production cost amortization attributable to the decreases in theatrical and, to a lesser extent, TV/VOD distribution revenues, partially offset by an increase in film cost impairments.
Lower distribution costs and cost of goods sold were driven by decreased theatrical distribution costs, partially offset by an increase at Lucasfilm’s special effects business due to more projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $305 million, to $967 million from $1,272 million, primarily due to lower theatrical marketing costs reflecting fewer significant releases in the current period.
Depreciation and amortization
Depreciation and amortization increased $28 million, to $191 million from $163 million, attributable to increased investment in technology assets.
Operating Loss from Content Sales/Licensing and Other
The operating results from Content Sales/Licensing and Other decreased $324 million, to a loss of $242 million from income of $82 million due to lower theatrical distribution results and higher film cost impairments.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Restructuring and impairment charges(1)	$(717)	$(181)	>(100) %
TFCF and Hulu acquisition amortization(2)	(696)	(939)	26%
Gain on sale of a business	—	28	(100) %
(1)Charges for the current period were due to a goodwill impairment related to linear networks. Charges for the prior-year period were due to severance and exiting our businesses in Russia.
(2)In the current period, amortization of intangible assets was $553 million and amortization of step-up on film and television costs was $137 million. In the prior-year period, amortization of intangible assets was $627 million and amortization of step-up on film and television costs was $306 million.
Sports
Operating results for Sports are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
Affiliate fees	$5,347	$5,419	(1) %
Advertising	2,301	2,043	13%
Subscription fees	832	759	10%
Other	667	645	3%
Total revenues	9,147	8,866	3%
Operating expenses	(7,813)	(7,573)	(3) %
Selling, general, administrative and other	(656)	(653)	— %
Depreciation and amortization	(22)	(29)	24%
Equity in the income of investees	19	19	— %
Operating Income	$675	$630	7%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Affiliate fees

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
ESPN
Domestic	$4,708	$4,763	(1) %
International	511	524	(2) %
	5,219	5,287	(1) %
Star India	128	132	(3) %
	$5,347	$5,419	(1) %
The decrease in domestic ESPN affiliate revenue was primarily due to a decline of 7% from fewer subscribers, partially offset by an increase of 6% from higher contractual rates.
The decrease in international ESPN affiliate revenue was primarily attributable to decreases of 30% from an unfavorable foreign exchange impact and 6% from fewer subscribers, partially offset by an increase of 35% from higher contractual rates.
Revenues - Advertising

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
ESPN
Domestic	$1,988	$1,839	8%
International	92	98	(6) %
	2,080	1,937	7%
Star India	221	106	>100%
	$2,301	$2,043	13%
The increase in domestic ESPN advertising revenue was due to increases of 5% from higher rates and 2% from an increase in sponsorship revenue.
Growth in Star India advertising revenue in the current period compared to the prior-year period was due to higher impressions, partially offset by lower rates. Higher impressions were due to increases in units delivered and average viewership, both of which reflected more hours of ICC cricket programming compared to the prior-year period.
Revenues - Subscription fees
Subscription fees increased $73 million, to $832 million from $759 million, due to increases of 8% from higher rates and 2% from more subscribers.
Key Metrics

	Six Months Ended		% Change Better (Worse)
	March 30 2024	April 1, 2023
Average Monthly Revenue per Paid Subscriber for the period	$6.20	$5.58	11%
ESPN+ average monthly revenue per paid subscriber increased from $5.58 to $6.20 due to increases in retail pricing and higher advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Programming and production costs
ESPN
Domestic	$(6,005)	$(6,041)	1%
International	(566)	(533)	(6) %
	(6,571)	(6,574)	— %
Star India	(786)	(521)	(51) %
	(7,357)	(7,095)	(4) %
Other operating expenses	(456)	(478)	5%
	$(7,813)	$(7,573)	(3) %
Programming and production costs at domestic ESPN decreased in the current period compared to the prior-year period due to a lower cost mix of college football programming rights in the current period, partially offset by contractual rate increases.
The increase in international ESPN programming and production costs was attributable to higher soccer rights costs and production cost inflation, partially offset by a favorable foreign exchange impact. The increase in soccer rights costs was due to higher rates and new rights.
Higher Star India programming and production costs were attributable to higher rights costs for ICC and, to a lesser extent, IPL cricket programming in the current period compared to the prior-year period. The increase in ICC cricket programming costs was due to an increase in average costs per match and more matches aired, while the increase in costs for IPL cricket programming was due to more matches aired. These increases were partially offset by the comparison to costs for BCCI cricket programming in the prior-year period as we did not renew the rights for the current fiscal year.
Operating Income from Sports
Operating income from Sports increased $45 million, to $675 million from $630 million, due to growth at domestic ESPN, partially offset by lower results at Star India and international ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for Sports:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Supplemental revenue detail
ESPN
Domestic	$7,939	$7,782	2%
International	704	724	(3) %
	8,643	8,506	2%
Star India	504	360	40%
	$9,147	$8,866	3%
Supplemental operating income detail
ESPN
Domestic	$1,035	$817	27%
International	(37)	22	nm
	998	839	19%
Star India	(342)	(228)	(50) %
Equity in the income of investees	19	19	— %
	$675	$630	7%
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
TFCF acquisition amortization(1)	$(185)	$(194)	5%
Restructuring and impairment charges	—	(10)	100%
(1)Amortization of intangible assets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Revenues
Theme park admissions	$5,788	$5,069	14%
Resorts and vacations	4,219	3,929	7%
Parks & Experiences merchandise, food and beverage	4,132	3,883	6%
Merchandise licensing and retail	2,230	2,236	— %
Parks licensing and other	1,156	1,074	8%
Total revenues	17,525	16,191	8%
Operating expenses	(8,989)	(8,245)	(9) %
Selling, general, administrative and other	(1,888)	(1,752)	(8) %
Depreciation and amortization	(1,257)	(1,294)	3%
Equity in the loss of investees	—	(2)	100%
Operating Income	$5,391	$4,898	10%
Revenues - Theme park admissions
The increase in theme park admissions revenue was due to increases of 11% from higher average per capita ticket revenue and 3% from attendance growth. Attendance growth at our international parks was attributable to higher attendance at Shanghai Disney Resort and Hong Kong Disneyland Resort, which benefited from the park being open for more days in the current period. Growth in attendance at our domestic parks was due to an increase in attendance at Disneyland Resort, partially offset by lower attendance at Walt Disney World Resort.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was attributable to increases of 4% from higher average ticket prices for cruise line sailings, 1% from increased occupied hotel room nights and 1% from higher average daily hotel room rates.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 4% from higher volumes and 2% from increased average guest spending.
Revenues - Merchandise licensing and retail
Merchandise licensing and retail revenue was comparable to the prior-year period as decreases of 3% from retail and 2% from an unfavorable foreign exchange impact were largely offset by an increase of 4% from merchandise licensing. Lower retail revenue was due to a decrease in online sales. The increase in merchandise licensing revenue was due to higher sales of merchandise based on Spider-Man and Mickey and Friends, partially offset by lower sales of merchandise based on Star Wars.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was due to an increase in sponsorship revenue and higher royalties from Tokyo Disney Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics

	Domestic		International		Total
	Six Months Ended		Six Months Ended		Six Months Ended
	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023	Mar. 30, 2024	Apr. 1, 2023
Parks
Increase (decrease)
Attendance	1%	9%	22%	52%	7%	19%
Per Capita Guest Spending	4%	6%	13%	22%	4%	5%
Hotels
Occupancy	88%	89%	83%	70%	86%	84%
Available Hotel Room Nights (in thousands)	5,098	5,038	1,592	1,587	6,690	6,625
Change in Per Room Guest Spending(1)	2%	1%	9%	13%	2%	2%
(1)In the third quarter of the prior fiscal year, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in the prior-year period, the impact would have been a decrease of approximately $26 million in the prior-year period.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Operating labor	$(4,068)	$(3,615)	(13) %
Infrastructure costs	(1,609)	(1,472)	(9) %
Cost of goods sold and distribution costs	(1,702)	(1,679)	(1) %
Other operating expense	(1,610)	(1,479)	(9) %
	$(8,989)	$(8,245)	(9) %
The increase in operating labor was attributable to inflation, higher volumes and increased operations support costs, partially offset by cost saving initiatives. The increase in infrastructure costs was driven by higher operations support costs and increased costs for new guest offerings. Cost of goods sold and distribution costs increased due to higher volumes. Other operating expense increased primarily due to inflation, higher operations support costs and volume growth.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $136 million, to $1,888 million from $1,752 million, driven by inflation and increased marketing costs for new guest offerings, partially offset by the comparison to a loss in the prior-year period on the disposal of our ownership interest in Villages Nature.
Depreciation and amortization
Depreciation and amortization decreased $37 million, to $1,257 million from $1,294 million, due to lower depreciation at our domestic parks and experiences.
Operating Income from Experiences
Segment operating income increased from $4.9 billion to $5.4 billion due to growth at our international parks and experiences and, to a lesser extent, at our consumer products business and domestic parks and experiences.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income (loss) detail for the Experiences segment:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Supplemental revenue detail
Parks & Experiences
Domestic	$12,255	$11,644	5%
International	2,998	2,278	32%
Consumer Products	2,272	2,269	— %
	$17,525	$16,191	8%
Supplemental operating income (loss) detail
Parks & Experiences
Domestic	$3,684	$3,632	1%
International	620	235	>100%
Consumer Products	1,087	1,031	5%
	$5,391	$4,898	10%
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023		March 30, 2024	April 1, 2023
Corporate and unallocated shared expenses	$(391)	$(279)	(40) %	$(699)	$(559)	(25) %
Corporate and unallocated shared expenses increased $112 million for the quarter, from $279 million to $391 million, primarily attributable to higher costs related to our proxy solicitation and annual shareholder meeting, increased compensation costs and, to a lesser extent, other cost inflation. Corporate and unallocated shared expenses for the current six-month period increased $140 million, from $559 million to $699 million, primarily attributable to increased compensation and human resource-related costs, higher costs related to our proxy solicitation and annual shareholder meeting, and other cost inflation.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 30, 2024	April 1, 2023
Cash provided by operations	$5,851	$2,262	>100%
Cash used in investing activities	(2,553)	(2,541)	— %
Cash used in financing activities	(10,824)	(1,126)	>(100) %
Impact of exchange rates on cash, cash equivalents and restricted cash	17	197	(91) %
Change in cash, cash equivalents and restricted cash	$(7,509)	$(1,208)	>(100) %
Operating Activities
Cash provided by operations increased $3.6 billion from $2.3 billion in the prior-year period to $5.9 billion for the current period. The increase was due to lower film and television production spending and the timing of payments for sports rights. The increase also reflected lower collateral payments related to our hedging program, a payment in the prior-year period related to the termination of content licenses in fiscal 2022 and higher operating cash flow at Experiences. The increase in operating cash flow at Experiences was due to higher operating cash receipts attributable to revenue growth, partially offset by higher operating cash payments. These increases were partially offset by payment in the current period of fiscal 2023 federal and California income taxes, which were deferred pursuant to relief provided by the Internal Revenue Service and California State Board of Equalization as a result of 2023 winter storms in California.

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
The Company’s film and television production and programming activity for the six months ended March 30, 2024 and April 1, 2023 are as follows:

	Six Months Ended
(in millions)	March 30, 2024	April 1, 2023
Beginning balances:
Produced and licensed programming assets	$36,593	$37,667
Programming liabilities	(3,792)	(3,940)
	32,801	33,727
Spending:
Programming licenses and rights	6,806	7,498
Produced film and television content	4,376	7,336
	11,182	14,834
Amortization:
Programming licenses and rights	(7,956)	(7,735)
Produced film and television content	(4,925)	(6,275)
	(12,881)	(14,010)
Change in produced and licensed content costs	(1,699)	824
Produced and licensed content costs reclassified to assets held for sale	(730)	—
Other non-cash activity	414	12
Ending balances:
Produced and licensed programming assets	34,511	38,821
Programming liabilities	(3,725)	(4,258)
	$30,786	$34,563
The Company currently expects its fiscal 2024 spend on produced and licensed content, including sports rights, to be approximately $24 billion compared to fiscal 2023 spend of $27 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the six months ended March 30, 2024 and April 1, 2023 are as follows:

	Six Months Ended
(in millions)	March 30, 2024	April 1, 2023
Investments in parks, resorts and other property:
Entertainment	$522	$541
Sports	1	7
Experiences
Domestic	1,198	1,024
International	466	410
Total Experiences	1,664	1,434
Corporate	371	448
Total investments in parks, resorts and other property	2,558	2,430
Cash used in (provided by) other investing activities, net	(5)	111
Cash used in investing activities	$2,553	$2,541
Capital expenditures at the Entertainment segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at the Experiences segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was due to higher spend on new attractions and cruise ship fleet expansion.
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
Financing Activities
Financing activities for the six months ended March 30, 2024 and April 1, 2023 are as follows:

	Six Months Ended
(in millions)	March 30, 2024	April 1, 2023
Change in borrowings	$(470)	$(216)
Dividends	(549)	—
Repurchases of common stock	(1,001)	—
Activities related to noncontrolling and redeemable noncontrolling interests(1)	(8,610)	(722)
Cash used in other financing activities, net	(194)	(188)
Cash used in financing activities	$(10,824)	$(1,126)
(1)Activities related to noncontrolling and redeemable noncontrolling interests in the current and prior-year period were due to payments for redeemable noncontrolling interests in Hulu and BAMTech, respectively (see Note 1 to the Condensed Consolidated Financial Statements).
See Note 6 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended March 30, 2024 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 12 to the Condensed Consolidated Financial Statements for a summary of dividends and share repurchases in fiscal 2024. There were no dividends paid or share repurchases in fiscal 2023. The Company is targeting a total of $3 billion in share repurchases in fiscal 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements, contractual obligations, upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as raising additional financing, reducing or not declaring future dividends; reducing or stopping share repurchases; reducing capital spending; reducing film and episodic content investments; or implementing furloughs or reductions in force.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of March 30, 2024, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A- and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On March 30, 2024, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the euro, Japanese yen, British pound, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts are intended to offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in a country have reduced and in the future could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
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
Contractual Commitments
See Note 14 to the Condensed Consolidated Financial Statements and Note 14 to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.
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
The quantitative assessment compares the fair value of each reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit.
The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities including goodwill to reporting units, and the determination of fair value of the reporting units. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The discounted cash flow analyses are sensitive to our estimated projected future cash flows as well as the discount rates used to calculate their present value. Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
growth projections. Discount rates are determined based on the inherent risks of the underlying operations. We believe our estimates are consistent with how a marketplace participant would value our businesses.
As discussed in Note 17 to the Condensed Consolidated Financial Statements, the Company recorded a non-cash goodwill impairment charge at our entertainment linear networks reporting unit of $0.7 billion. The entertainment linear networks reporting unit goodwill after impairment is approximately $6 billion.
After impairment, our entertainment linear networks reporting unit does not have excess fair value over carrying amount, and a 25 basis point increase in the discount rate or a 1% reduction in projected annual cash flows used to determine fair value would each result in an incremental impairment charge of approximately $0.3 billion.
In addition, as discussed in our Critical Accounting Policies and Estimates section of our fiscal 2023 Annual Report on Form 10-K, the fair value of our entertainment DTC services reporting unit exceeded its carrying amount by less than 10%. Goodwill of the entertainment DTC services reporting unit is approximately $45 billion.
For our entertainment DTC services reporting unit, a 25 basis point increase in the discount rate used to determine fair value would eliminate the excess fair value over carrying amount, and a 1% reduction in projected annual cash flows would result in a decrease in the excess fair value over carrying amount by approximately $0.9 billion.
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
As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company recorded a non-cash goodwill impairment charge related to the Star India Transaction of $1.3 billion to reflect Star India at its estimated fair value less costs to sell. The fair value and carrying amount of Star India are subject to change depending on developments and results of operations for the duration that Star India is classified as held for sale and we may be required to record additional impairment charges.
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
Paid Subscribers
Paid subscribers reflect subscribers for which we recognized subscription revenue. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to multi-product offerings in the U.S. are counted as a paid subscriber for each service included in the multi-product offering and subscribers to Hulu Live TV + SVOD are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ services. In Latin America, if a subscriber has either the standalone Disney+ or Star+ service or subscribes to Combo+, the subscriber is counted as one Disney+ paid subscriber. Subscribers include those who receive an entitlement to a service through wholesale arrangements, including those for which the service is available to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
International Disney+ (excluding Disney+ Hotstar)
International Disney+ (excluding Disney+ Hotstar) includes the Disney+ service outside the U.S. and Canada and the Star+ service in Latin America.
Average Monthly Revenue Per Paid Subscriber
Hulu and ESPN+ average monthly revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
revenue earned from selling advertising spots to other Company businesses) and premium and feature add-on revenue but excludes Pay-Per-View revenue. Advertising revenue generated by content on one DTC streaming service that is accessed through another DTC streaming service by subscribers to both streaming services is allocated between both streaming services. The average revenue per paid subscriber is net of discounts on offerings that carry more than one service. Revenue is allocated to each service based on the relative retail or wholesale price of each service on a standalone basis. Hulu Live TV + SVOD revenue is allocated to the SVOD services based on the wholesale price of the Hulu SVOD Only, Disney+ and ESPN+ multi-product offering. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third-party platforms.
Supplemental information about paid subscribers:

(in millions)	March 30, 2024	December 30, 2023	April 1, 2023

Domestic (U.S. and Canada) standalone	61.4	53.8	57.0
Domestic (U.S. and Canada) multi-product(1)	24.2	23.7	21.4
	85.5	77.5	78.4

International standalone (excluding Disney+ Hotstar)(2)	51.8	53.7	49.6
International multi-product(3)	11.7	11.5	9.0
	63.6	65.2	58.6

Total(4)	149.1	142.7	137.0
(1)At March 30, 2024, there were 19.4 million and 4.8 million subscribers to three-service and two-service multi-product offerings, respectively. At December 30, 2023, there were 19.8 million and 3.9 million subscribers to three-service and two-service multi-product offerings, respectively. At April 1, 2023, there were 20.0 million and 1.4 million subscribers to three-service and two-service multi-product offerings, respectively.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at March 30, 2024 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$34,627	$35,089	$8,123	$7,940
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

Results of operations (in millions)	Six Months Ended March 30, 2024
Revenues	$—
Costs and expenses	—
Net income (loss)	(419)
Net income (loss) attributable to TWDC shareholders	(419)

Balance Sheet (in millions)	March 30, 2024	September 30, 2023
Current assets	$2,975	$8,544
Noncurrent assets	3,204	2,927
Current liabilities	8,646	5,746
Noncurrent liabilities (excluding intercompany to non-Guarantors)	40,801	43,307
Intercompany payables to non-Guarantors	153,061	154,018

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
Based on their evaluation as of March 30, 2024, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 31, 2023 - January 31, 2024	—	$—	—	—
February 1, 2024 - February 29, 2024	1,660,000	109.65	1,660,000	398 million
March 1, 2024 - March 30, 2024	7,470,000	113.81	7,470,000	391 million
Total	9,130,000	113.05	9,130,000	391 million
(1)Amounts exclude the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
(2)Under a share repurchase program implemented effective February 7, 2024, the Company is authorized to repurchase a total of 400 million shares of its common stock. The repurchase program does not have an expiration date.

ITEM 5. Other Items
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	364-Day Credit Agreement dated as of March 1, 2024, among The Walt Disney Company, TWDC Enterprises 18 Corp., the Lenders party thereto, and Citibank, N.A., as designated agent	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 4, 2024

10.2	Five-Year Credit Agreement dated as of March 1, 2024, among The Walt Disney Company, TWDC Enterprises 18 Corp., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as designated agent	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 4, 2024

10.3	Amended and Restated 2011 Stock Incentive Plan †	Annex A to Proxy Statement of registrant filed February 1, 2024

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
May 7, 2024
Burbank, California