Form 10-Q
period 2024-06-29
Walt Disney Co
filed 2024-08-07
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,813,587,380 shares of common stock outstanding as of July 31, 2024.

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
•taxation; and
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues:
Services	$20,836	$20,008	$61,568	$60,591
Products	2,319	2,322	7,219	7,066
Total revenues	23,155	22,330	68,787	67,657
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,236)	(12,974)	(39,821)	(40,915)
Cost of products (exclusive of depreciation and amortization)	(1,473)	(1,497)	(4,647)	(4,558)
Selling, general, administrative and other	(3,872)	(3,874)	(11,445)	(11,315)
Depreciation and amortization	(1,220)	(1,344)	(3,705)	(3,960)
Total costs and expenses	(19,801)	(19,689)	(59,618)	(60,748)
Restructuring and impairment charges	—	(2,650)	(2,052)	(2,871)
Other income (expense), net	(65)	(11)	(65)	96
Interest expense, net	(342)	(305)	(899)	(927)
Equity in the income of investees	146	191	468	555
Income (loss) before income taxes	3,093	(134)	6,621	3,762
Income taxes	(251)	(19)	(1,412)	(1,066)
Net income (loss)	2,842	(153)	5,209	2,696
Net income attributable to noncontrolling interests	(221)	(307)	(697)	(606)
Net income (loss) attributable to The Walt Disney Company (Disney)	$2,621	$(460)	$4,512	$2,090

Earnings (loss) per share attributable to Disney:
Diluted	$1.43	$(0.25)	$2.46	$1.14
Basic	$1.44	$(0.25)	$2.47	$1.14

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,829	1,829	1,835	1,829
Basic	1,821	1,829	1,829	1,827
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income (loss)	$2,842	$(153)	$5,209	$2,696
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	98	10	(106)	(614)
Pension and postretirement medical plan adjustments	(20)	1	(65)	58
Foreign currency translation and other	(32)	(101)	23	241
Other comprehensive income (loss)	46	(90)	(148)	(315)
Comprehensive income (loss)	2,888	(243)	5,061	2,381
Net income attributable to noncontrolling interests	(221)	(307)	(697)	(606)
Other comprehensive income (loss) attributable to noncontrolling interests	9	66	(14)	21
Comprehensive income (loss) attributable to Disney	$2,676	$(484)	$4,350	$1,796
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 29, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$5,954	$14,182
Receivables, net	12,966	12,330
Inventories	1,984	1,963
Content advances	1,992	3,002
Other current assets	2,597	1,286
Total current assets	25,493	32,763
Produced and licensed content costs	32,799	33,591
Investments	4,632	3,080
Parks, resorts and other property
Attractions, buildings and equipment	73,366	70,090
Accumulated depreciation	(44,720)	(42,610)
	28,646	27,480
Projects in progress	6,223	6,285
Land	1,172	1,176
	36,041	34,941
Intangible assets, net	11,107	13,061
Goodwill	73,914	77,067
Other assets	13,786	11,076
Total assets	$197,772	$205,579

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,216	$20,671
Current portion of borrowings	8,060	4,330
Deferred revenue and other	7,336	6,138
Total current liabilities	35,612	31,139
Borrowings	39,524	42,101
Deferred income taxes	6,628	7,258
Other long-term liabilities	10,705	12,069
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	—	9,055
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares at June 29, 2024 and 1.8 billion shares at September 30, 2023	58,252	57,383
Retained earnings	49,273	46,093
Accumulated other comprehensive loss	(3,454)	(3,292)
Treasury stock, at cost, 42 million shares at June 29, 2024 and 19 million shares at September 30, 2023	(3,449)	(907)
Total Disney Shareholders’ equity	100,622	99,277
Noncontrolling interests	4,681	4,680
Total equity	105,303	103,957
Total liabilities and equity	$197,772	$205,579
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES
Net income	$5,209	$2,696
Depreciation and amortization	3,705	3,960
Goodwill impairment and impairment of produced and licensed content	2,038	2,266
Deferred income taxes	(489)	(899)
Equity in the income of investees	(468)	(555)
Cash distributions received from equity investees	327	531
Net change in produced and licensed content costs and advances	1,121	(1,861)
Equity-based compensation	1,036	861
Other, net	(20)	(347)
Changes in operating assets and liabilities:
Receivables	(1,373)	(744)
Inventories	(2)	(120)
Other assets	74	(64)
Accounts payable and other liabilities	(814)	(1,609)
Income taxes	(1,891)	949
Cash provided by operations	8,453	5,064

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,923)	(3,595)
Proceeds from sale of investments	101	458
Purchase of investments	(1,006)	—
Other, net	(75)	(122)
Cash used in investing activities	(4,903)	(3,259)

FINANCING ACTIVITIES
Commercial paper borrowings, net	1,377	40
Borrowings	132	70
Reduction of borrowings	(729)	(1,319)
Dividends	(549)	—
Repurchases of common stock	(2,523)	—
Contributions from noncontrolling interests	—	719
Acquisition of redeemable noncontrolling interests	(8,610)	(900)
Other, net	(820)	(737)
Cash used in financing activities	(11,722)	(2,127)

Impact of exchange rates on cash, cash equivalents and restricted cash	(14)	174

Change in cash, cash equivalents and restricted cash	(8,186)	(148)
Cash, cash equivalents and restricted cash, beginning of period	14,235	11,661
Cash, cash equivalents and restricted cash, end of period	$6,049	$11,513
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at March 30, 2024	1,826	$58,028	$46,649	$(3,509)	$(1,916)	$99,252	$4,511	$103,763
Comprehensive income	—	—	2,621	55	—	2,676	246	2,922
Equity compensation activity	4	233	—	—	—	233	—	233
Dividends	—	—	5	—	—	5	—	5
Common stock repurchases	(14)	—	—	—	(1,522)	(1,522)	—	(1,522)
Distributions and other	—	(9)	(2)	—	(11)	(22)	(76)	(98)
Balance at June 29, 2024	1,816	$58,252	$49,273	$(3,454)	$(3,449)	$100,622	$4,681	$105,303

Balance at April 1, 2023	1,827	$56,919	$46,236	$(4,389)	$(907)	$97,859	$3,697	$101,556
Comprehensive income (loss)	—	—	(460)	(24)	—	(484)	168	(316)
Equity compensation activity	3	210	—	—	—	210	—	210
Contributions	—	—	—	—	—	—	602	602
Distributions and other	—	7	18	—	—	25	(21)	4
Balance at July 1, 2023	1,830	$57,136	$45,794	$(4,413)	$(907)	$97,610	$4,446	$102,056
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
Comprehensive income (loss)	—	—	4,512	(162)	—	4,350	556	4,906
Equity compensation activity	9	866	—	—	—	866	—	866
Dividends	—	4	(1,370)	—	—	(1,366)	—	(1,366)
Common stock repurchases	(23)	—	—	—	(2,523)	(2,523)	—	(2,523)
Distributions and other	—	(1)	38	—	(19)	18	(555)	(537)
Balance at June 29, 2024	1,816	$58,252	$49,273	$(3,454)	$(3,449)	$100,622	$4,681	$105,303

Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income (loss)	—	—	2,090	(294)	—	1,796	299	2,095
Equity compensation activity	6	735	—	—	—	735	—	735
Contributions	—	—	—	—	—	—	789	789
Distributions and other	—	3	68	—	—	71	(513)	(442)
Balance at July 1, 2023	1,830	$57,136	$45,794	$(4,413)	$(907)	$97,610	$4,446	$102,056
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the nine months ended June 29, 2024 are not necessarily indicative of the results that may be expected for the year ending September 28, 2024.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K.
Variable Interest Entities
The Company enters into relationships with or makes investments in other entities that may be variable interest entities (VIE). A VIE is consolidated in our financial statements if the Company has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant (as defined by ASC 810-10-25-38) to the VIE. Hong Kong Disneyland Resort and Shanghai Disney Resort (together the Asia Theme Parks, see Note 6) are VIEs in which the Company has less than 50% equity ownership. Company subsidiaries (the Management Companies) have management agreements with the Asia Theme Parks, which provide the Management Companies, subject to certain protective rights of joint venture partners, with the ability to direct the day-to-day operating activities and the development of business strategies that we believe most significantly impact the economic performance of the Asia Theme Parks. In addition, the Management Companies receive management fees under these arrangements that we believe could be significant to the Asia Theme Parks. Therefore, the Company has consolidated the Asia Theme Parks in its financial statements.
Redeemable Noncontrolling Interest
Hulu LLC
In November 2023, NBC Universal (NBCU) exercised its right to require the Company to purchase NBCU’s 33% interest in Hulu LLC (Hulu), a direct-to-consumer (DTC) streaming service provider, at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s equity fair value or a guaranteed floor value of $27.5 billion. In connection with the redemption, the Company will pay NBCU 50% of the future tax benefits from the amortization of the purchase of NBCU’s interest in Hulu as the Company’s cash tax benefits are realized, generally over a 15-year period. In December 2023, the Company paid NBCU $8.6 billion, which reflected the guaranteed floor value less NBCU’s unpaid capital call contributions. If Hulu’s equity fair value is determined pursuant to a contractual appraisal process to be higher than the guaranteed floor value, the Company is required to pay NBCU its share of the difference between the equity fair value and the guaranteed floor value.
In May 2024, the Company and NBCU entered into a confidential arbitration to resolve a dispute regarding the contractual appraisal process, in which the parties seek declaratory relief, equitable relief and unspecified damages. The Company expects a decision in that arbitration in fiscal 2025. The outcome of the arbitration is uncertain and we cannot reasonably estimate the impact of the arbitration on the appraisal process, and thus any impact on the determination of Hulu’s equity fair value and any additional amount we may be required to pay to acquire NBCU’s interest in Hulu.
As part of the arbitration the Company disputes the validity of aspects of NBCU’s appraisal and the corresponding process. Consequently, completion of the appraisal process, including the manner of determining any such additional amount payable by the Company, awaits the resolution of the confidential arbitration.
During the initial phase of the appraisal process, the Company’s appraiser arrived at a valuation that falls below the guaranteed floor value, while NBCU’s appraiser arrived at a valuation substantially in excess of the guaranteed floor value. Once the arbitration is completed, determination of the final equity fair value will take into account the valuation of a third appraiser pursuant to the appraisal process as resolved by the arbitration. As such, if the third appraiser’s equity fair value determination were equal to or below the guaranteed floor value, the Company would not be required to pay NBCU any additional amount. Conversely, if NBCU’s appraisal were deemed to be valid and the third appraiser’s equity fair value determination were consistent with the NBCU’s appraiser’s valuation, the Company would be required to pay NBCU an

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
additional amount of approximately $5 billion as its share of the difference between the equity fair value and the guaranteed floor value. If the third appraiser’s equity fair value determination were between the valuations of the Company’s and NBCU’s appraisers, the incremental amount would likewise be between zero and approximately $5 billion.
Any incremental amount determined to be payable to NBCU to acquire NBCU’s interest in Hulu would be recorded as “Net income attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Condensed Consolidated Statements of Operations in the period recorded.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income are as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues:
Entertainment
Third parties	$10,478	$10,031	$30,050	$30,827
Intersegment	102	96	307	284
	10,580	10,127	30,357	31,111
Sports
Third parties	4,291	4,101	12,826	12,441
Intersegment	267	234	879	760
	4,558	4,335	13,705	13,201
Experiences	8,386	8,198	25,911	24,389
Eliminations	(369)	(330)	(1,186)	(1,044)
Total segment revenues	$23,155	$22,330	$68,787	$67,657
Segment operating income:
Entertainment	$1,201	$408	$2,856	$1,208
Sports	802	854	1,477	1,484
Experiences	2,222	2,297	7,613	7,195
Total segment operating income	$4,225	$3,559	$11,946	$9,887
Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Entertainment	$123	$174	$432	$527
Sports	26	20	45	39
Experiences	—	—	—	(2)
Equity in the income of investees included in segment operating income	149	194	477	564
Amortization of TFCF intangible assets related to an equity investee	(3)	(3)	(9)	(9)
Equity in the income of investees, net	$146	$191	$468	$555

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment operating income	$4,225	$3,559	$11,946	$9,887
Corporate and unallocated shared expenses	(328)	(295)	(1,027)	(854)
Restructuring and impairment charges(1)	—	(2,650)	(2,052)	(2,871)
Other income (expense), net(2)	(65)	(11)	(65)	96
Interest expense, net	(342)	(305)	(899)	(927)
TFCF and Hulu Acquisition Amortization(3)	(397)	(432)	(1,282)	(1,569)
Income (loss) before income taxes	$3,093	$(134)	$6,621	$3,762
(1)See Note 16 for a discussion of amounts in restructuring and impairment charges.
(2)“Other income (expense), net” for the quarter and nine months ended June 29, 2024 reflected a charge of $65 million related to a legal ruling. In the prior-year quarter and nine months ended July 1, 2023, the Company recognized a gain of $90 million and $169 million, respectively, on its investment in DraftKings, Inc. (DraftKings Gain), which was sold in the prior-year quarter. “Other income (expense), net” for the prior-year quarter and nine months ended July 1, 2023 also included a charge of $101 million related to a legal ruling.
(3)TFCF and Hulu Acquisition Amortization is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Amortization of intangible assets	$326	$361	$1,068	$1,186
Step-up of film and television costs	68	68	205	374
Intangibles related to a TFCF equity investee	3	3	9	9
	$397	$432	$1,282	$1,569
3.Revenues
The following table presents revenues by segment and major source:

	Quarter Ended June 29, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$4,729	$414	$—	$—	$5,143
Affiliate fees	1,726	2,571	—	(291)	4,006
Advertising	1,941	1,339	—	—	3,280
Theme park admissions	—	—	2,780	—	2,780
Resort and vacations	—	—	2,115	—	2,115
Retail and wholesale sales of merchandise, food and beverage	—	—	2,246	—	2,246
Merchandise licensing	143	—	702	—	845
TV/VOD distribution licensing	670	108	—	—	778
Theatrical distribution licensing	724	—	—	—	724
Home entertainment	142	—	—	—	142
Other	505	126	543	(78)	1,096
	$10,580	$4,558	$8,386	$(369)	$23,155

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended July 1, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$4,157	$380	$—	$—	$4,537
Affiliate fees	1,833	2,633	—	(270)	4,196
Advertising	1,889	1,153	1	—	3,043
Theme park admissions	—	—	2,731	—	2,731
Resort and vacations	—	—	1,990	—	1,990
Retail and wholesale sales of merchandise, food and beverage	—	—	2,226	—	2,226
Merchandise licensing	128	—	748	—	876
TV/VOD distribution licensing	572	64	—	—	636
Theatrical distribution licensing	838	—	—	—	838
Home entertainment	252	—	—	—	252
Other	458	105	502	(60)	1,005
	$10,127	$4,335	$8,198	$(330)	$22,330

	Nine Months Ended June 29, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$14,041	$1,246	$—	$—	$15,287
Affiliate fees	5,251	7,918	—	(883)	12,286
Advertising	5,709	3,640	—	—	9,349
Theme park admissions	—	—	8,568	—	8,568
Resort and vacations	—	—	6,334	—	6,334
Retail and wholesale sales of merchandise, food and beverage	—	—	6,989	—	6,989
Merchandise licensing	471	—	2,321	—	2,792
TV/VOD distribution licensing	1,686	235	—	—	1,921
Theatrical distribution licensing	1,098	—	—	—	1,098
Home entertainment	540	—	—	—	540
Other	1,561	666	1,699	(303)	3,623
	$30,357	$13,705	$25,911	$(1,186)	$68,787

	Nine Months Ended July 1, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$12,243	$1,139	$—	$—	$13,382
Affiliate fees	5,631	8,052	—	(813)	12,870
Advertising	5,851	3,196	3	—	9,050
Theme park admissions	—	—	7,800	—	7,800
Resort and vacations	—	—	5,919	—	5,919
Retail and wholesale sales of merchandise, food and beverage	—	—	6,750	—	6,750
Merchandise licensing	449	—	2,342	—	2,791
TV/VOD distribution licensing	2,099	242	—	—	2,341
Theatrical distribution licensing	2,745	—	—	—	2,745
Home entertainment	639	—	—	—	639
Other	1,454	572	1,575	(231)	3,370
	$31,111	$13,201	$24,389	$(1,044)	$67,657

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents revenues by segment and primary geographical markets:

	Quarter Ended June 29, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,222	$4,190	$6,250	$(369)	$18,293
Europe	1,427	75	1,070	—	2,572
Asia Pacific	931	293	1,066	—	2,290
Total revenues	$10,580	$4,558	$8,386	$(369)	$23,155

	Quarter Ended July 1, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$7,885	$3,965	$6,245	$(330)	$17,765
Europe	1,316	75	945	—	2,336
Asia Pacific	926	295	1,008	—	2,229
Total revenues	$10,127	$4,335	$8,198	$(330)	$22,330

	Nine Months Ended June 29, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$23,450	$12,663	$19,591	$(1,186)	$54,518
Europe	4,219	329	2,915	—	7,463
Asia Pacific	2,688	713	3,405	—	6,806
Total revenues	$30,357	$13,705	$25,911	$(1,186)	$68,787

	Nine Months Ended July 1, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$23,976	$12,288	$19,146	$(1,044)	$54,366
Europe	4,220	279	2,668	—	7,167
Asia Pacific	2,915	634	2,575	—	6,124
Total revenues	$31,111	$13,201	$24,389	$(1,044)	$67,657
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/VOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended June 29, 2024, $0.3 billion was recognized related to performance obligations satisfied as of March 30, 2024. For the nine months ended June 29, 2024, $0.8 billion was recognized related to performance obligations satisfied as of September 30, 2023. For the quarter ended July 1, 2023, $0.3 billion was recognized related to performance obligations satisfied as of April 1, 2023. For the nine months ended July 1, 2023, $0.7 billion was recognized related to performance obligations satisfied as of October 1, 2022.
As of June 29, 2024, revenue for unsatisfied performance obligations expected to be recognized in the future is $15 billion, primarily for IP or advertising time to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, DTC wholesalers, sports sublicensees and advertisers. Of this amount, we expect to recognize approximately $2 billion in the remainder of fiscal 2024, $6 billion in fiscal 2025, $3 billion in fiscal 2026 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Accounts receivable and deferred revenues from contracts with customers are as follows:

	June 29, 2024	September 30, 2023
Accounts receivable
Current	$10,932	$10,279
Non-current	1,058	1,212
Allowance for credit losses	(134)	(154)
Deferred revenues
Current	5,806	5,568
Non-current	888	977
For the quarter and nine months ended June 29, 2024, the Company recognized revenue of $0.5 billion and $4.8 billion, respectively, that was included in the September 30, 2023 deferred revenue balance. For the quarter and nine months ended July 1, 2023, the Company recognized revenue of $0.5 billion and $4.7 billion, respectively, that was included in the October 1, 2022 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods.
The Company has accounts receivable with original maturities greater than one year related to the sale of film and television program rights (TV/VOD licensing) and vacation club properties. These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of TV/VOD licensing receivables recorded in other non-current assets was $0.4 billion at June 29, 2024 and $0.6 billion at September 30, 2023. The balance of vacation club receivables recorded in other non-current assets was $0.7 billion at both June 29, 2024 and September 30, 2023. The allowance for credit losses for TV/VOD licensing and vacation club receivables and related activity for the periods ended June 29, 2024 and September 30, 2023 were not material.
4.Dispositions
On February 28, 2024, Star India Private Limited (Star India), a subsidiary of the Company, entered into a binding definitive agreement with Reliance Industries Limited (RIL) and Viacom 18 Media Private Limited (Viacom 18), which is majority owned and controlled by RIL, to form a joint venture that will combine the businesses of Viacom18 and Star India consisting of entertainment and sports pay TV and free-to-air networks, DTC services, film and television content library and certain production businesses (the Star India Transaction). RIL will have an effective 56% controlling interest in the joint venture with 37% held by the Company, and 7% by Bodhi Tree Systems, a third party investment company. The Star India Transaction is expected to close in the first half of 2025, subject to customary closing conditions, including regulatory approvals and government consents. If closing has not occurred by February 28, 2026, Star India or RIL may terminate the transaction.
Star India’s assets and liabilities (see table that follows) are presented as held for sale in the Condensed Consolidated Balance Sheet as of June 29, 2024. To reflect Star India at its fair value less costs to sell, we recognized a non-cash goodwill impairment charge of $1.3 billion in “Restructuring and impairment charges” in the second quarter of fiscal 2024. The measurement of this impairment charge included non-cash cumulative foreign currency translation losses of approximately $0.8 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Assets and liabilities of Star India are classified as held for sale in the Condensed Consolidated Balance Sheets as of June 29, 2024 as follows:

Receivables and other current assets	$992
Content advances	404
Total current assets	1,396
Produced and licensed content costs	574
Property and equipment, net	81
Intangible assets, net	760
Goodwill	1,110
Other assets	747
Total assets(1)	$4,668

Accounts payable and other accrued liabilities	$803
Deferred revenue and other	74
Total current liabilities	877
Other long-term liabilities	363
Total liabilities(1)	$1,240
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
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Star India	Total
Balance at September 30, 2023	$55,031	$16,486	$5,550	$—	$77,067
Allocation to Star India	(2,445)	—	—	2,445	—
Impairment(1)	(703)	—	—	(1,335)	(2,038)
Reclassification to held for sale	—	—	—	(1,110)	(1,110)
Currency translation adjustments and other, net	(5)	—	—	—	(5)
Balance at June 29, 2024	$51,878	$16,486	$5,550	$—	$73,914
(1)Reflects impairments related to entertainment linear networks and Star India (see Note 16).
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	June 29, 2024	September 30, 2023
Cash and cash equivalents	$5,954	$14,182
Restricted cash included in other assets	95	53
Total cash, cash equivalents and restricted cash in the statement of cash flows	$6,049	$14,235

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the nine months ended June 29, 2024, the Company’s borrowing activity was as follows:

	September 30, 2023	Borrowings	Payments	Other Activity	June 29, 2024
Commercial paper with original maturities less than three months(1)	$289	$25	$—	$—	$314
Commercial paper with original maturities greater than three months	1,187	3,717	(2,365)	6	2,545
U.S. dollar denominated notes	43,504	—	(584)	(106)	42,814
Asia Theme Parks borrowings	1,308	—	(13)	52	1,347
Foreign currency denominated debt and other(2)	143	132	(132)	421	564
	$46,431	$3,874	$(3,094)	$373	$47,584
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is attributable to market value adjustments for debt with qualifying hedges.
At June 29, 2024, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2025	$5,250	$—	$5,250
Facility expiring March 2027	4,000	—	4,000
Facility expiring March 2029	3,000	—	3,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Investors Service and Standard and Poor’s ranging from 0.655% to 1.225%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On June 29, 2024, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of June 29, 2024, the Company has $1.7 billion of outstanding letters of credit, of which none were issued under this facility.
Cruise Ship Credit Facilities
The Company has credit facilities to finance a significant portion of the contract price of two new cruise ships, which are scheduled to be delivered in fiscal 2025 and fiscal 2026. Under the facilities, $1.1 billion became available in August 2023 and $1.1 billion became available in August 2024. Each tranche of financing may be utilized within a period of 18 months from the initial availability date. If utilized, the interest rates will be fixed at 3.80% and 3.74%, respectively, and the loan and interest will be payable semi-annually over a 12-year period from the borrowing date. Early repayment is permitted subject to cancellation fees.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Operations and consist of the following:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Interest expense	$(509)	$(503)	$(1,538)	$(1,472)
Interest and investment income	68	111	337	288
Net periodic pension and postretirement benefit costs (other than service costs)	99	87	302	257
Interest expense, net	$(342)	$(305)	$(899)	$(927)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	June 29, 2024	September 30, 2023
Cash and cash equivalents	$647	$504
Other current assets	204	159
Total current assets	851	663
Parks, resorts and other property	6,014	6,150
Other assets	211	234
Total assets	$7,076	$7,047

Current liabilities	$632	$720
Long-term borrowings	1,347	1,308
Other long-term liabilities	392	392
Total liabilities	$2,371	$2,420
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Operations for the nine months ended June 29, 2024:

Revenues	$4,300
Costs and expenses	(3,464)
Asia Theme Parks’ royalty and management fees of $232 million for the nine months ended June 29, 2024 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2024 were $1,219 million provided by operating activities, $705 million used in investing activities and $11 million used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $172 million and $115 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the scheduled maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.7 billion ($346 million) that bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2028. The line of credit does not have a balance outstanding.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $993 million, bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. The loan is eliminated in consolidation. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. The line of credit does not have a balance outstanding.
Shendi has provided Shanghai Disney Resort with loans totaling 9.0 billion yuan (approximately $1.2 billion), bearing interest at rates up to 8% and maturing in 2036, with early repayment permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. The line of credit does not have a balance outstanding.
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of June 29, 2024			As of September 30, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,759	$13,899	$18,658	$4,968	$13,555	$18,523
Completed, not released	—	1,609	1,609	70	1,786	1,856
In-process	4,121	5,062	9,183	3,331	6,120	9,451
In development or pre-production	310	90	400	279	133	412
	$9,190	$20,660	29,850	$8,648	$21,594	30,242
Licensed content - Television programming rights and advances			4,941			6,351
Total produced and licensed content			$34,791			$36,593

Current portion			$1,992			$3,002
Non-current portion			$32,799			$33,591

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Amortization of produced and licensed content is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Produced content
Predominantly monetized individually	$809	$954	$2,188	$3,117
Predominantly monetized as a group	1,779	1,998	5,325	6,110
	2,588	2,952	7,513	9,227
Licensed programming rights and advances	3,609	3,136	11,565	10,871
Total produced and licensed content costs(1)	$6,197	$6,088	$19,078	$20,098
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Operations.
8.Income Taxes
Deferred Tax Assets and Liabilities
The Company records deferred income tax assets and liabilities with respect to temporary differences in accounting treatment of items for financial reporting purposes and income tax purposes. The Company’s deferred tax assets and liabilities by major category as of June 29, 2024 and September 30, 2023 were as follows:

	June 29, 2024	September 30, 2023
Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,506)	$(3,841)
Accrued liabilities	(1,215)	(1,335)
Lease liabilities	(862)	(852)
Licensing revenues	(133)	(115)
Other	(669)	(623)
Total deferred tax assets	(6,385)	(6,766)
Deferred tax liabilities
Depreciable, amortizable and other property	6,932	7,581
Investment in subsidiaries / equity investees(2)	1,619	1,753
Right-of-use lease assets	763	751
Other	82	81
Total deferred tax liabilities	9,396	10,166
Net deferred tax liability before valuation allowance	3,011	3,400
Valuation allowance	3,018	3,187
Net deferred tax liability	$6,029	$6,587
(1)Balances at June 29, 2024 and September 30, 2023 include approximately $1.5 billion and $1.6 billion, respectively, of International Theme Park net operating losses. The International Theme Park net operating losses are primarily in France and, to a lesser extent, Hong Kong and China. Losses in France and Hong Kong have an indefinite carryforward period and losses in China have a five-year carryforward period. China theme park net operating losses of $0.1 billion, if not used, expire between fiscal 2025 and fiscal 2028. Balances at both June 29, 2024 and September 30, 2023 also include approximately $1.0 billion of foreign tax credits in the U.S., which have a ten-year carryforward period and, if not used, expire beginning in fiscal 2028.
(2)Amounts related to Investment in subsidiaries / equity investees are, in part, due to the tax status of these entities. If the tax status of certain legal entities changes, a significant portion of this balance may reverse.
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
Unrecognized Tax Benefits
The Company’s gross unrecognized tax benefits (before interest and penalties) decreased $0.5 billion, from $2.5 billion at September 30, 2023 to $2.0 billion at June 29, 2024. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $1.0 billion.
9.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023
Service costs	$62	$65	$187	$193	$1	$1	$1	$4
Other costs (benefits):
Interest costs	209	195	626	586	14	20	41	61
Expected return on plan assets	(284)	(288)	(853)	(863)	(14)	(15)	(43)	(45)
Amortization of previously deferred service costs	2	2	6	7	(22)	—	(67)	—
Recognized net actuarial loss	5	5	15	14	(9)	(6)	(27)	(17)
Total other costs (benefits)	(68)	(86)	(206)	(256)	(31)	(1)	(96)	(1)
Net periodic benefit cost (income)	$(6)	$(21)	$(19)	$(63)	$(30)	$—	$(95)	$3
During the nine months ended June 29, 2024, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2024. Final minimum funding requirements for fiscal 2024 will be determined based on a January 1, 2024 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2024.

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

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,821	1,829	1,829	1,827
Weighted average dilutive impact of Awards(1)	8	—	6	2
Weighted average number of common and common equivalent shares outstanding (diluted)	1,829	1,829	1,835	1,829
Awards excluded from diluted earnings per share	15	23	25	24
(1)Amounts exclude all potential common and common equivalent shares for periods when there is a net loss.
11.Equity
Dividends
On November 30, 2023, the Board of Directors declared a cash dividend of $0.30 per share ($0.5 billion) with respect to the second half of fiscal 2023, which was paid in January 2024 to shareholders of record as of December 11, 2023.
On February 7, 2024, the Board of Directors declared a cash dividend of $0.45 per share ($0.8 billion) with respect to the first half of fiscal 2024, which was paid on July 25, 2024 to shareholders of record as of July 8, 2024.
Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized a new share repurchase program for the Company to repurchase a total of 400 million shares of its common stock. During the quarter and nine months ended June 29, 2024, the Company repurchased 14 million and 23 million shares of its common stock for $1.5 billion and $2.5 billion, respectively (amount excludes the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022). As of June 29, 2024, the Company had remaining authorization in place to repurchase approximately 377 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Third quarter of fiscal 2024
Balance at March 30, 2024	$(6)	$(2,229)	$(1,944)	$(4,179)
Quarter Ended June 29, 2024:
Unrealized gains (losses) arising during the period	235	(2)	(22)	211
Reclassifications of realized net (gains) losses to net income	(109)	(24)	—	(133)
Balance at June 29, 2024	$120	$(2,255)	$(1,966)	$(4,101)

Third quarter of fiscal 2023
Balance at April 1, 2023	$2	$(3,697)	$(1,701)	$(5,396)
Quarter Ended July 1, 2023:
Unrealized gains (losses) arising during the period	85	—	(44)	41
Reclassifications of realized net (gains) losses to net income	(73)	1	—	(72)
Balance at July 1, 2023	$14	$(3,696)	$(1,745)	$(5,427)

Nine months ended fiscal 2024
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)
Nine Months Ended June 29, 2024:
Unrealized gains (losses) arising during the period	202	(11)	8	199
Reclassifications of realized net (gains) losses to net income	(341)	(72)	—	(413)
Balance at June 29, 2024	$120	$(2,255)	$(1,966)	$(4,101)

Nine months ended fiscal 2023
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Nine Months Ended July 1, 2023:
Unrealized gains (losses) arising during the period	(383)	71	227	(85)
Reclassifications of realized net (gains) losses to net income	(407)	3	42	(362)
Balance at July 1, 2023	$14	$(3,696)	$(1,745)	$(5,427)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Third quarter of fiscal 2024
Balance at March 30, 2024	$(3)	$529	$144	$670
Quarter Ended June 29, 2024:
Unrealized gains (losses) arising during the period	(54)	—	(1)	(55)
Reclassifications of realized net (gains) losses to net income	26	6	—	32
Balance at June 29, 2024	$(31)	$535	$143	$647

Third quarter of fiscal 2023
Balance at April 1, 2023	$(1)	$885	$123	$1,007
Quarter Ended July 1, 2023:
Unrealized gains (losses) arising during the period	(19)	—	9	(10)
Reclassifications of realized net (gains) losses to net income	17	—	—	17
Balance at July 1, 2023	$(3)	$885	$132	$1,014

Nine months ended fiscal 2024
Balance at September 30, 2023	$(64)	$517	$142	$595
Nine Months Ended June 29, 2024:
Unrealized gains (losses) arising during the period	(46)	—	1	(45)
Reclassifications of realized net (gains) losses to net income	79	18	—	97
Balance at June 29, 2024	$(31)	$535	$143	$647

Nine months ended fiscal 2023
Balance at October 1, 2022	$(179)	$901	$139	$861
Nine Months Ended July 1, 2023:
Unrealized gains (losses) arising during the period	81	(16)	7	72
Reclassifications of realized net (gains) losses to net income	95	—	(14)	81
Balance at July 1, 2023	$(3)	$885	$132	$1,014

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Third quarter of fiscal 2024
Balance at March 30, 2024	$(9)	$(1,700)	$(1,800)	$(3,509)
Quarter Ended June 29, 2024:
Unrealized gains (losses) arising during the period	181	(2)	(23)	156
Reclassifications of realized net (gains) losses to net income	(83)	(18)	—	(101)
Balance at June 29, 2024	$89	$(1,720)	$(1,823)	$(3,454)

Third quarter of fiscal 2023
Balance at April 1, 2023	$1	$(2,812)	$(1,578)	$(4,389)
Quarter Ended July 1, 2023:
Unrealized gains (losses) arising during the period	66	—	(35)	31
Reclassifications of realized net (gains) losses to net income	(56)	1	—	(55)
Balance at July 1, 2023	$11	$(2,811)	$(1,613)	$(4,413)

Nine months ended fiscal 2024
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Nine Months Ended June 29, 2024:
Unrealized gains (losses) arising during the period	156	(11)	9	154
Reclassifications of realized net (gains) losses to net income	(262)	(54)	—	(316)
Balance at June 29, 2024	$89	$(1,720)	$(1,823)	$(3,454)

Nine months ended fiscal 2023
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Nine Months Ended July 1, 2023:
Unrealized gains (losses) arising during the period	(302)	55	234	(13)
Reclassifications of realized net (gains) losses to net income	(312)	3	28	(281)
Balance at July 1, 2023	$11	$(2,811)	$(1,613)	$(4,413)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Nine Months Ended
		June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Market value adjustments, primarily cash flow hedges	Primarily revenue	$109	$73	$341	$407
Estimated tax	Income taxes	(26)	(17)	(79)	(95)
		83	56	262	312

Pension and postretirement medical expense	Interest expense, net	24	(1)	72	(3)
Estimated tax	Income taxes	(6)	—	(18)	—
		18	(1)	54	(3)

Foreign currency translation and other	Restructuring and impairment charges	—	—	—	(42)
Estimated tax	Income taxes	—	—	—	14
		—	—	—	(28)
Total reclassifications for the period		$101	$55	$316	$281
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock options	$18	$19	$55	$58
RSUs	343	272	981	803
Total equity-based compensation expense(1)	$361	$291	$1,036	$861
Equity-based compensation expense capitalized during the period	$53	$35	$155	$108
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $93 million and $2.1 billion, respectively, as of June 29, 2024.
During the nine months ended June 29, 2024 and July 1, 2023, the weighted average grant date fair values for options granted were $32.10 and $34.70, respectively, and for RSUs were $94.28 and $91.98, respectively.
During the nine months ended June 29, 2024, the Company made equity compensation grants consisting of 2.7 million stock options and 16.1 million RSUs.
13.Commitments and Contingencies
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. Plaintiffs seek unspecified damages, plus interest and costs and fees. The Company intends to defend against the lawsuit vigorously and filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023. Plaintiffs filed their opposition on February 5, 2024, and the Company filed its reply brief on March 5, 2024. A hearing on the motion to dismiss is scheduled for September 10, 2024. The lawsuit is in the early stages and at this time we cannot reasonably estimate the amount of any possible loss.
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
On November 18, 2022, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to YouTube TV (the “Biddle Action”). The plaintiffs in the Biddle Action asserted a claim under Section 1 of the Sherman Act based on allegations that Disney uses certain pricing and packaging provisions in its carriage agreements with virtual multichannel video distributors (“vMVPDs”) to increase prices for and reduce output of certain services offered by vMVPDs. On November 30, 2022, a second private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to DirecTV Stream (the “Fendelander Action”). The plaintiffs in the Fendelander Action asserted a claim under Section 1 of the Sherman Act based on substantially similar allegations as the Biddle Action. The Company filed motions to dismiss for failure to state a claim in both the Biddle Action and Fendelander Action on January 31, 2023. The plaintiffs in both cases filed their oppositions on April 7, 2023, the Company filed reply briefs on May 12, 2023, and the court heard oral argument on the Company’s motions to dismiss on July 13, 2023. On September 30, 2023, the court issued an order granting in part and denying in part the Company’s motions to dismiss both cases and, on October 13, 2023, the court issued an order consolidating both cases. On October 16, 2023, plaintiffs filed a consolidated amended putative class action complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts claims under Section 1 of the Sherman Act and certain Arizona, California, Florida, Illinois, Iowa, Massachusetts, Michigan, Nevada, New York, North Carolina, and Tennessee antitrust laws based on substantially similar allegations as the Biddle Action and the Fendelander Action. The Consolidated Complaint seeks injunctive relief, unspecified money damages and costs and fees. The Company intends to defend against the lawsuits vigorously and filed a motion to dismiss the Consolidated Complaint for failure to state a claim on December 1, 2023. The plaintiffs filed their opposition on January 5, 2024, the Company filed its reply brief on February 2, 2024, and the court heard oral argument on the Company’s motion to dismiss on February 15, 2024. The Company’s motion to dismiss the Consolidated Complaint was granted in part and denied in part on June 25, 2024. The consolidated lawsuit is in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
On February 20, 2024, a private antitrust lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company (including affiliates ESPN, Inc., ESPN Enterprises, Inc., and Hulu, LLC), Fox Corporation, and Warner Bros. Discovery, Inc. (collectively, “Defendants”), by fuboTV Inc. and fuboTV Media Inc. (together, “Fubo”). Fubo asserts claims under Section 1 of the Sherman Act, Section 7 of the Clayton Act, and New York antitrust law based on the theories that (a) a planned joint venture between ESPN, Inc., Fox Corporation, and Warner Bros. Discovery, Inc., which will distribute certain of Defendants’ linear networks to consumers (the “Sports Streaming JV”), will harm competition in an alleged market for the licensing of networks that offer live sports content, (b) certain alleged practices by which the Company and Fox

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Corporation license their networks to vMVPDs as a bundle increase prices and reduce output for services offered by vMVPDs, and (c) certain alleged pricing provisions in Defendants’ carriage agreements with YouTube TV and Hulu + Live TV increase prices for services offered by vMVPDs. On April 8, 2024, Fubo filed a motion for a preliminary injunction against Defendants to prevent the formation of the Sports Streaming JV. Defendants may file their opposition to Fubo’s motion for preliminary injunction by July 25, 2024, and Fubo may file a reply by August 1, 2024, with the hearing on Fubo’s motion for preliminary injunction scheduled to begin on August 7, 2024. Fubo further seeks injunctive relief, unspecified money damages and costs and fees. The Company filed a motion to dismiss Fubo’s complaint on April 10, 2024. On April 29, 2024, Fubo filed an amended complaint to add allegations of a purported market for “skinny sports bundles”, which Fubo claims the Sports Streaming JV will monopolize after its launch. The court has stayed the Defendants’ obligation to answer or move to dismiss Fubo’s amended complaint until after resolution of Fubo’s motion for a preliminary injunction. The Company intends to defend against the lawsuit vigorously. The lawsuit is in its early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
In May 2024, the Company and NBCU entered into a confidential arbitration to resolve a dispute regarding the contractual appraisal process related to the determination of Hulu’s equity fair value, in which the parties seek declaratory relief, equitable relief and unspecified damages. See Note 1 for a more detailed discussion of the arbitration and the determination of Hulu’s equity fair value.
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various other legal actions involving copyright, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Commitments
In April 2024, the Company acquired an incremental 5% interest in Epic Games, Inc. (“Epic”), a video game and software developer and publisher, in exchange for $1.0 billion. The Company acquired an additional 2% interest for $0.5 billion in July 2024, which increased the Company’s interest in Epic to approximately 8%.
In fiscal year 2024, the Company entered into several multi-year contracts with total commitments of approximately $42 billion of which the significant majority relates to professional basketball and college football programming and includes, to a lesser extent, fleet expansion. Payments for these agreements in fiscal 2024 and fiscal 2025 are not significant, and are approximately $2 billion, $4 billion and $4 billion in fiscal 2026, fiscal 2027 and fiscal 2028, respectively.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at June 29, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$95	$—	$95
Derivatives
Foreign exchange	—	870	—	870
Other	—	7	—	7
Liabilities
Derivatives
Interest rate	—	(1,479)	—	(1,479)
Foreign exchange	—	(394)	—	(394)
Other	—	(552)	—	(552)
Total recorded at fair value	$—	$(1,453)	$—	$(1,453)
Fair value of borrowings	$—	$42,691	$1,373	$44,064

	Fair Value Measurement at September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments	$46	$128	$—	$174
Derivatives
Foreign exchange	—	1,336	—	1,336
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(1,791)	—	(1,791)
Foreign exchange	—	(815)	—	(815)
Other	—	(13)	—	(13)
Other	—	(465)	—	(465)
Total recorded at fair value	$46	$(1,602)	$—	$(1,556)
Fair value of borrowings	$—	$40,123	$1,333	$41,456
The fair value of Level 2 investments are primarily determined based on an internal valuation model that uses observable inputs such as stock trading price, volatility and risk free rate.
The fair values of Level 2 derivatives are primarily determined by internal discounted cash flow models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, had an impact on derivative fair value estimates that was not material. The Company’s derivative financial instruments are discussed in Note 15.
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
Non-recurring Fair Value Measure
The Company also has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable. In the second quarter of fiscal 2024, the Company recorded impairment charges as disclosed in Notes 4 and 16. Fair value was determined using estimated discounted future cash flows, which is a Level 3 valuation technique (see Note 16 for a discussion of the more significant inputs used in our discounted cash flow analysis).
15.Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value (see Note 14) are summarized in the following tables:

	As of June 29, 2024
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$491	$264	$(94)	$(64)
Interest rate	—	—	(1,479)	—
Other	2	2	(1)	—
Derivatives not designated as hedges
Foreign exchange	113	2	(234)	(2)
Other	3	95	—	—
Gross fair value of derivatives	609	363	(1,808)	(66)
Counterparty netting	(434)	(228)	599	63
Cash collateral (received) paid	(61)	—	911	—
Net derivative positions	$114	$135	$(298)	$(3)

	As of September 30, 2023
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$595	$338	$(123)	$(93)
Interest rate	—	—	(1,791)	—
Other	12	6	—	—
Derivatives not designated as hedges
Foreign exchange	384	19	(520)	(79)
Other	—	128	(13)	—
Gross fair value of derivatives	991	491	(2,447)	(172)
Counterparty netting	(770)	(262)	900	132
Cash collateral (received) paid	(123)	(7)	1,257	—
Net derivative positions	$98	$222	$(290)	$(40)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at both June 29, 2024 and September 30, 2023 was $13.5 billion.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	June 29, 2024	September 30, 2023	June 29, 2024	September 30, 2023
Borrowings:
Current	$2,869	$1,439	$(42)	$(59)
Long-term	9,746	10,748	(1,280)	(1,694)
	$12,615	$12,187	$(1,322)	$(1,753)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gain (loss) on:
Pay-floating swaps	$64	$(208)	$407	$98
Borrowings hedged with pay-floating swaps	(64)	208	(407)	(98)
Benefit (expense) associated with interest accruals on pay-floating swaps	(153)	(140)	(460)	(360)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 29, 2024 or at September 30, 2023, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for the quarter and nine-month periods ended June 29, 2024 and July 1, 2023 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 29, 2024 and September 30, 2023, the notional amounts of the Company’s net foreign exchange cash flow hedges were $10.7 billion and $8.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $397 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Nine Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gain (loss) recognized in Other Comprehensive Income	$235	$89	$208	$(398)
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	111	76	345	414
(1)Primarily recorded in revenue.
The Company designates cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of both June 29, 2024 and September 30, 2023, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($0.9 billion). The related gains or losses recognized in earnings for the quarter and nine-month periods ended June 29, 2024 and July 1, 2023 were not material .
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts at June 29, 2024 and September 30, 2023 were $3.4 billion and $3.1 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Condensed Consolidated Statements of Operations:

	Costs and expenses		Interest expense, net		Income taxes
Quarter Ended:	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net gains (losses) on foreign currency denominated assets and liabilities	$(89)	$(61)	$10	$(19)	$17	$(15)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	60	—	(12)	17	(9)	19
Net gains (losses)	$(29)	$(61)	$(2)	$(2)	$8	$4

Nine Months Ended:
Net gains (losses) on foreign currency denominated assets and liabilities	$(157)	$99	$8	$(39)	$(22)	$(124)
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	21	(260)	(14)	36	13	106
Net gains (losses)	$(136)	$(161)	$(6)	$(3)	$(9)	$(18)
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at June 29, 2024 and September 30, 2023 and related gains or losses recognized in earnings for the quarter and nine-month periods ended June 29, 2024 and July 1, 2023 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

contracts at June 29, 2024 and September 30, 2023 were $0.5 billion and $0.4 billion, respectively. The related gains or losses recognized in earnings for the quarter and nine-month periods ended June 29, 2024 and July 1, 2023 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1.2 billion and $1.6 billion at June 29, 2024 and September 30, 2023.
16.Restructuring and Impairment Charges
Goodwill Impairments
In the second quarter of fiscal 2024, as a result of Star India assets and liabilities being classified as held for sale (see Note 4), they were removed from the entertainment goodwill reporting units along with a proportional amount of goodwill. As a result, we evaluated the residual goodwill at our entertainment DTC services and linear networks reporting units for impairment. Star sports was a standalone reporting unit which did not have any goodwill.
The evaluation resulted in a $0.7 billion non-cash goodwill impairment charge at our entertainment linear networks reporting unit in the second quarter of fiscal 2024. Goodwill was not impaired at the entertainment DTC services reporting unit.
The impairment evaluation compares the reporting unit’s carrying amount to its fair value, which is based on estimated discounted future cash flows. These future cash flows are based on internal forecasts, which consider projected inflation and other economic indicators, as well as industry growth projections. Significant judgments and assumptions in the discounted cash flow model relate to future revenues and certain operating expenses, terminal growth rates and discount rates. Discount rates are determined based on the inherent risks of the underlying operations. We believe our estimates are consistent with how a marketplace participant would value our reporting units.
In addition, we recorded a $1.3 billion non-cash goodwill impairment charge related to the Star India Transaction (see Note 4 for additional information) in the second quarter of fiscal 2024. Both of these charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.
Content Impairment
As part of the Company’s reorganization announced in February 2023, we reviewed our content for alignment with a strategic change in our approach to content curation, and, during the third quarter of fiscal 2023, we removed content from our DTC services and terminated certain third-party license agreements for the right to use content primarily on our DTC platforms. Accordingly, we recorded charges of $2.4 billion in the quarter ended July 1, 2023 (Content Impairment), of which $2.0 billion was related to the write-off of produced content and $0.4 billion was related to the termination of the license agreements. We paid approximately $0.3 billion of cash to terminate these third-party license agreements. The charges were recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.
Other Restructuring
In the prior-year quarter ended July 1, 2023, the Company recognized restructuring charges of $210 million primarily for severance costs. The nine months ended July 1, 2023 included charges of $431 million primarily for severance costs and costs related to exiting our businesses in Russia. These charges are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations.
17.New Accounting Pronouncements and Other Disclosure Rules
Improvements to Reportable Segments Disclosures
In November 2023, the FASB issued guidance to enhance reportable segment disclosures by requiring the disclosure of significant expenses that are regularly provided to the chief operating decision maker (CODM) and included in the segment’s measure of profit or loss. It also requires an explanation of how the CODM uses the segment’s measure of profit or loss to assess segment performance and allocate resources. The guidance is effective for the Company for annual periods beginning in

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

fiscal year 2025 and for interim periods beginning in fiscal year 2026 and requires retrospective adoption (with early adoption permitted). The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.
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
•Commitments and Contingencies
•Other Matters
•DTC Product Descriptions, Key Definitions and Supplemental Information
•Supplemental Guarantor Financial Information
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions, except per share data)	June 29, 2024	July 1, 2023		June 29, 2024	July 1, 2023
Revenues:
Services	$20,836	$20,008	4%	$61,568	$60,591	2%
Products	2,319	2,322	— %	7,219	7,066	2%
Total revenues	23,155	22,330	4%	68,787	67,657	2%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,236)	(12,974)	(2) %	(39,821)	(40,915)	3%
Cost of products (exclusive of depreciation and amortization)	(1,473)	(1,497)	2%	(4,647)	(4,558)	(2) %
Selling, general, administrative and other	(3,872)	(3,874)	— %	(11,445)	(11,315)	(1) %
Depreciation and amortization	(1,220)	(1,344)	9%	(3,705)	(3,960)	6%
Total costs and expenses	(19,801)	(19,689)	(1) %	(59,618)	(60,748)	2%
Restructuring and impairment charges	—	(2,650)	100%	(2,052)	(2,871)	29%
Other income (expense), net	(65)	(11)	>(100) %	(65)	96	nm
Interest expense, net	(342)	(305)	(12) %	(899)	(927)	3%
Equity in the income of investees	146	191	(24) %	468	555	(16) %
Income (loss) before income taxes	3,093	(134)	nm	6,621	3,762	76%
Income taxes	(251)	(19)	>(100) %	(1,412)	(1,066)	(32) %
Net income (loss)	2,842	(153)	nm	5,209	2,696	93%
Net income attributable to noncontrolling interests	(221)	(307)	28%	(697)	(606)	(15) %
Net income (loss) attributable to Disney	$2,621	$(460)	nm	$4,512	$2,090	>100%
Diluted earnings (loss) per share attributable to Disney	$1.43	$(0.25)	nm	$2.46	$1.14	>100%

CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 4%, or $0.8 billion, to $23.2 billion; net income attributable to Disney increased to income of $2.6 billion in the current quarter compared to a loss of $0.5 billion in the prior-year quarter; and diluted earnings per share (EPS) attributable to Disney increased to income of $1.43 compared to a loss of $0.25 in the prior-year quarter. The EPS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
increase was due to the comparison to the Content Impairment in the prior-year quarter and higher operating income at Entertainment in the current quarter.
Revenues
Service revenues for the quarter increased 4%, or $0.8 billion, to $20.8 billion resulting from higher DTC subscription revenue and, to a lesser extent, higher advertising revenue.
Costs and expenses
Cost of services for the quarter increased 2%, or $0.3 billion, to $13.2 billion due to higher sports programming and production costs as well as increased volumes and the impact of inflation at our parks and experiences businesses, partially offset by lower non-sports programming and production costs.
Depreciation and amortization decreased 9%, or $0.1 billion, to $1.2 billion due to lower depreciation at our domestic theme parks and resorts and lower TFCF and Hulu Acquisition Amortization.
Restructuring and impairment charges
In the prior-year quarter, the Company recorded charges of $2,650 million due to the Content Impairment and severance.
Other income (expense), net
Other expense in the current quarter reflected a charge of $65 million related to a legal ruling. Other expense, net in the prior-year quarter included a charge of $101 million related to a legal ruling, largely offset by the DraftKings Gain of $90 million.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	June 29, 2024	July 1, 2023	% Change Better (Worse)
Interest expense	$(509)	$(503)	(1) %
Interest income, investment income and other	167	198	(16) %
Interest expense, net	$(342)	$(305)	(12) %
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The decrease in interest income, investment income and other reflected the impact of lower cash and cash equivalent balances, partially offset by a favorable comparison of pension and postretirement benefit costs, other than service cost.
Equity in the Income of Investees
Income from equity investees decreased $45 million, to $146 million from $191 million, due to lower income from A+E Television Networks.
Income Taxes

	Quarter Ended
	June 29, 2024	July 1, 2023
Income (loss) before income taxes	$3,093	$(134)
Income tax expense	251	19
Effective income tax rate	8.1%	(14.2)%
The prior-year quarter loss before income taxes included the $2,440 million Content Impairment. In the prior-year quarter, income taxes included a benefit of approximately $568 million related to this charge. Due to the significance of this charge on pre-tax results, the effective tax rate for the prior-year quarter was negative 14.2%. In the current quarter, the Company recognized a $418 million tax benefit related to prior years’ tax matters (Income Tax Reserve Adjustments).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Quarter Ended
(in millions)	June 29, 2024	July 1, 2023	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(221)	$(307)	28%
The decrease in net income attributable to noncontrolling interests was primarily due to the comparison to the accretion of NBC Universal’s interest in Hulu in the prior-year quarter as we had accreted to the full guaranteed redemption value by December 2023.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended June 29, 2024 were impacted by the following:
•Income Tax Reserve Adjustments of $418 million
•TFCF and Hulu Acquisition Amortization of $397 million
•Other expense of $65 million related to a legal ruling
Results for the quarter ended July 1, 2023 were impacted by the following:
•Restructuring and impairment charges of $2,650 million
•TFCF and Hulu Acquisition Amortization of $432 million
•Other expense, net of $11 million reflecting a charge of $101 million related to a legal ruling, partially offset by a DraftKings Gain of $90 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended June 29, 2024:
Income Tax Reserve Adjustments	$—	$418	$418	$0.23
TFCF and Hulu Acquisition Amortization	(397)	93	(304)	(0.16)
Other expense	(65)	11	(54)	(0.03)
Total	$(462)	$522	$60	$0.04

Quarter Ended July 1, 2023:
Restructuring and impairment charges	$(2,650)	$617	$(2,033)	$(1.10)
TFCF and Hulu Acquisition Amortization	(432)	101	(331)	(0.18)
Other expense, net	(11)	5	(6)	—
Total	$(3,093)	$723	$(2,370)	$(1.28)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT NINE-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR NINE-MONTH PERIOD
Revenues for the current period increased $1.1 billion, to $68.8 billion; net income attributable to Disney increased $2.4 billion, to $4.5 billion; and EPS increased to $2.46 from $1.14 in the prior-year period. The EPS increase was due to higher operating income at Entertainment, a lower effective income tax rate, which included the benefit from the Income Tax Reserve Adjustments, and, to a lesser extent, growth at Experiences.
Revenues
Service revenues for the current period increased 2%, or $1.0 billion to $61.6 billion, resulting from higher DTC subscription revenue and increased revenues at our parks and experiences businesses. These increases were partially offset by lower theatrical distribution revenue and, to a lesser extent, lower TV/VOD distribution revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Costs and expenses
Cost of services for the current period decreased 3%, or $1.1 billion, to $39.8 billion, primarily due to lower non-sports programming and production costs, and, to a lesser extent, lower technical support costs, partially offset by higher sports programming and production costs and the impact of inflation and increased volumes at our parks and experiences businesses.
Depreciation and amortization decreased 6%, or $0.3 billion, to $3.7 billion due to lower TFCF and Hulu Acquisition Amortization and lower depreciation at our domestic theme parks and resorts.
Restructuring and impairment charges
In the current period, the Company recorded $2,052 million of charges for goodwill impairments related to the Star India Transaction and entertainment linear networks.
In the prior-year period, the Company recorded $2,871 million of charges including the Content Impairment, severance and costs related to exiting our businesses in Russia.
Other income (expense), net
Other expense in the current period reflected a charge of $65 million related to a legal ruling. Other income, net in the prior-year period included a DraftKings Gain of $169 million and a $28 million gain on the sale of a business, partially offset by a charge of $101 million related to a legal ruling.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	June 29, 2024	July 1, 2023	% Change Better (Worse)
Interest expense	$(1,538)	$(1,472)	(4) %
Interest income, investment income and other	639	545	17%
Interest expense, net	$(899)	$(927)	3%
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The increase in interest income, investment income and other was driven by a favorable comparison of pension and postretirement benefit costs, other than service cost, and larger investment gains in the current period compared to the prior-year period.
Equity in the Income of Investees
Income from equity investees decreased $87 million, to $468 million from $555 million, due to lower income from A+E Television Networks.
Income Taxes

	Nine Months Ended
	June 29, 2024	July 1, 2023
Income before income taxes	$6,621	$3,762
Income tax expense	1,412	1,066
Effective income tax rate	21.3%	28.3%
The effective income tax rate in the current period was comparable to the U.S. statutory rate as an unfavorable impact from the current period goodwill impairments, which are not tax deductible, was largely offset by a benefit from the Income Tax Reserve Adjustments. The effective income tax rate in the prior-year period was higher than the U.S. statutory rate primarily due to a higher effective tax rate on foreign earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Nine Months Ended
(in millions)	June 29, 2024	July 1, 2023	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(697)	$(606)	(15) %
The increase in net income attributable to noncontrolling interests was due to improved results at our Asia Theme Parks and ESPN, partially offset by the comparison to the accretion for Major League Baseball’s interest in BAMTech LLC and NBCU’s interest in Hulu. We had accreted to the redemption value for BAMTech LLC by November 2022 and to the guaranteed redemption value for Hulu by December 2023.
Certain Items Impacting Results in the Nine Month Period
Results for the nine months ended June 29, 2024 were impacted by the following:
•Restructuring and impairment charges of $2,052 million
•Income Tax Reserve Adjustments of $418 million
•TFCF and Hulu Acquisition Amortization of $1,282 million
•Other expense of $65 million related to a legal ruling
Results for the nine months ended July 1, 2023 were impacted by the following:
•Restructuring and impairment charges of $2,871 million
•TFCF and Hulu Acquisition Amortization of $1,569 million
•Other income, net of $96 million reflecting a DraftKings Gain of $169 million and a gain on the sale of a business of $28 million, partially offset by a charge of $101 million related to a legal ruling
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Nine Months Ended June 29, 2024:
Restructuring and impairment charges	$(2,052)	$121	$(1,931)	$(1.05)
TFCF and Hulu Acquisition Amortization	(1,282)	299	(983)	(0.52)
Other expense	(65)	11	(54)	(0.03)
Income Tax Reserve Adjustments	—	418	418	0.23
Total	$(3,399)	$849	$(2,550)	$(1.37)

Nine Months Ended July 1, 2023:
Restructuring and impairment charges	$(2,871)	$660	$(2,211)	$(1.20)
TFCF and Hulu Acquisition Amortization	(1,569)	365	(1,204)	(0.65)
Other income, net	96	(13)	83	0.05
Total	$(4,344)	$1,012	$(3,332)	$(1.80)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 29, 2024 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023		June 29, 2024	July 1, 2023
Entertainment	$10,580	$10,127	4%	$30,357	$31,111	(2) %
Sports	4,558	4,335	5%	13,705	13,201	4%
Experiences	8,386	8,198	2%	25,911	24,389	6%
Eliminations (1)	(369)	(330)	(12) %	(1,186)	(1,044)	(14) %
Revenues	$23,155	$22,330	4%	$68,787	$67,657	2%
(1)Reflects fees paid by Direct-to-Consumer to Sports and other Entertainment businesses for the right to air their linear networks on Hulu Live and fees paid by Entertainment to Sports to program sports on the ABC Network and Disney+.
The following table presents income from our operating segments and other components of income (loss) before income taxes:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023		June 29, 2024	July 1, 2023
Entertainment operating income	$1,201	$408	>100%	$2,856	$1,208	>100%
Sports operating income	802	854	(6) %	1,477	1,484	— %
Experiences operating income	2,222	2,297	(3) %	7,613	7,195	6%
Corporate and unallocated shared expenses	(328)	(295)	(11) %	(1,027)	(854)	(20) %
Restructuring and impairment charges	—	(2,650)	100%	(2,052)	(2,871)	29%
Other income (expense), net	(65)	(11)	>(100) %	(65)	96	nm
Interest expense, net	(342)	(305)	(12) %	(899)	(927)	3%
TFCF and Hulu Acquisition Amortization	(397)	(432)	8%	(1,282)	(1,569)	18%
Income (loss) before income taxes	$3,093	$(134)	nm	$6,621	$3,762	76%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023		June 29, 2024	July 1, 2023
Entertainment	$171	$174	2%	$503	$478	(5) %
Sports	7	25	72%	29	54	46%
Experiences
Domestic	437	524	17%	1,287	1,431	10%
International	185	170	(9) %	538	503	(7) %
Total Experiences	622	694	10%	1,825	1,934	6%
Corporate	54	53	(2) %	159	153	(4) %
Total depreciation expense	$854	$946	10%	$2,516	$2,619	4%
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023		June 29, 2024	July 1, 2023
Entertainment	$13	$9	(44) %	$40	$73	45%
Experiences	27	28	4%	81	82	1%
TFCF and Hulu intangible assets	326	361	10%	1,068	1,186	10%
Total amortization of intangible assets	$366	$398	8%	$1,189	$1,341	11%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues:
Linear Networks	$2,663	$2,872	(7) %
Direct-to-Consumer	5,805	5,045	15%
Content Sales/Licensing and Other	2,112	2,210	(4) %
	$10,580	$10,127	4%
Segment operating income (loss):
Linear Networks	$966	$1,025	(6) %
Direct-to-Consumer	(19)	(505)	96%
Content Sales/Licensing and Other	254	(112)	nm
	$1,201	$408	>100%
Revenues
The increase in Entertainment revenues was due to subscription revenue growth.
Operating income
The increase in Entertainment operating income in the current quarter compared to the prior-year quarter was due to improved results at Direct-to-Consumer and Content Sales/Licensing and Other.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
Affiliate fees	$1,726	$1,833	(6) %
Advertising	907	1,005	(10) %
Other	30	34	(12) %
Total revenues	2,663	2,872	(7) %
Operating expenses	(1,209)	(1,331)	9%
Selling, general, administrative and other	(604)	(677)	11%
Depreciation and amortization	(11)	(15)	27%
Equity in the income of investees	127	176	(28) %
Operating Income	$966	$1,025	(6) %
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Domestic	$1,451	$1,523	(5) %
International	275	310	(11) %
	$1,726	$1,833	(6) %
The decrease in domestic affiliate revenue was due to a decline of 13% from fewer subscribers, including the impact of the non-renewal of carriage of certain networks by an affiliate, partially offset by an increase of 7% from higher effective rates.
Lower international affiliate revenue was attributable to decreases of 8% from fewer subscribers and 4% from an unfavorable foreign exchange impact.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Domestic	$672	$762	(12) %
International	235	243	(3) %
	$907	$1,005	(10) %
The decline in domestic advertising revenue was due to a decrease of 15% from lower impressions attributable to a decline in average viewership, partially offset by an increase of 1% from higher rates.
Lower international advertising revenue was primarily due to a decrease of 7% from an unfavorable foreign exchange impact, partially offset by an increase of 5% from higher rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Programming and production costs
Domestic	$(811)	$(926)	12%
International	(173)	(179)	3%
Total programming and production costs	(984)	(1,105)	11%
Other operating expenses	(225)	(226)	— %
	$(1,209)	$(1,331)	9%
The decrease in domestic programming and production costs was attributable to a lower average cost mix of programming and a decrease in program write-downs.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $73 million, to $604 million from $677 million due to lower marketing costs and a favorable foreign exchange impact.
Equity in the Income of Investees
Income from equity investees decreased $49 million, to $127 million from $176 million, due to lower income from A+E Television Networks attributable to a decrease in advertising revenue, higher marketing costs and lower affiliate revenue.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $59 million, to $966 million from $1,025 million, due to lower income from equity investees.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Supplemental revenue detail
Domestic	$2,145	$2,302	(7) %
International	518	570	(9) %
	$2,663	$2,872	(7) %
Supplemental operating income detail
Domestic	$682	$692	(1) %
International	157	157	— %
Equity in the income of investees	127	176	(28) %
	$966	$1,025	(6) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
Subscription fees	$4,729	$4,157	14%
Advertising	1,004	839	20%
Other	72	49	47%
Total revenues	5,805	5,045	15%
Operating expenses	(4,542)	(4,490)	(1) %
Selling, general, administrative and other	(1,197)	(991)	(21) %
Depreciation and amortization	(85)	(69)	(23) %
Operating Loss	$(19)	$(505)	96%
Revenues - Subscription fees
Growth in subscription fees reflected increases of 10% from higher rates attributable to increases in retail pricing at Disney+ Core and Hulu, and 7% from more subscribers due to growth at Disney+ Core and, to a lesser extent, Hulu, partially offset by a decrease of 3% from an unfavorable foreign exchange impact.
Revenues - Advertising
Higher advertising revenue reflected an increase of 29% from higher impressions at Disney+ and Hulu, partially offset by a decrease of 10% from lower rates. Higher impressions at Disney+ reflected an increase at Disney+ Core and the benefit of airing the International Cricket Council (ICC) T20 World Cup on Disney+ Hotstar in the current quarter. The previous ICC T20 World Cup occurred in the first quarter of fiscal 2023.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics(1) to analyze trends and evaluate the overall performance of Disney+ and Hulu, and we believe these metrics are useful to investors in analyzing the business:

Paid subscribers at:				% Change Better (Worse)
(in millions)	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024 vs. Mar. 30, 2024	June 29, 2024 vs. July 1, 2023
Disney+
Domestic (U.S. and Canada)	54.8	54.0	46.0	1%	19%
International (excluding Disney+ Hotstar)	63.5	63.6	59.7	— %	6%
Disney+ Core(2)	118.3	117.6	105.7	1%	12%

Disney+ Hotstar	35.5	36.0	40.4	(1) %	(12) %

Hulu
SVOD Only	46.7	45.8	44.0	2%	6%
Live TV + SVOD	4.4	4.5	4.3	(2) %	2%
Total Hulu(2)	51.1	50.2	48.3	2%	6%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber:

	Quarter Ended			% Change Better (Worse)
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024 vs. Mar. 30, 2024	June 29, 2024 vs. July 1, 2023
Disney+
Domestic (U.S. and Canada)	$7.74	$8.00	$7.31	(3) %	6%
International (excluding Disney+ Hotstar)	6.78	6.66	6.01	2%	13%
Disney+ Core	7.22	7.28	6.58	(1) %	10%

Disney+ Hotstar	1.05	0.70	0.59	50%	78%

Hulu
SVOD Only	12.73	11.84	12.39	8%	3%
Live TV + SVOD	96.11	95.01	91.80	1%	5%
(1)See discussion on pages 72-73 — DTC Product Descriptions, Key Definitions and Supplemental Information.
(2)Total may not equal the sum of the column due to rounding.
Average Monthly Revenue Per Paid Subscriber - Third Quarter of Fiscal 2024 Comparison to Second Quarter of Fiscal 2024
Domestic Disney+ average monthly revenue per paid subscriber decreased from $8.00 to $7.74 due to the impact of subscriber mix shifts.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $6.66 to $6.78 due to increases in retail pricing, partially offset by an unfavorable foreign exchange impact.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.70 to $1.05 due to higher advertising revenue.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $11.84 to $12.73 due to higher advertising revenue.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $95.01 to $96.11 due to higher advertising revenue.
Average Monthly Revenue Per Paid Subscriber - Third Quarter of Fiscal 2024 Comparison to Third Quarter of Fiscal 2023
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.31 to $7.74 due to increases in retail pricing and, to a lesser extent, higher advertising revenue, partially offset by a higher mix of subscribers to multi-product, wholesale and ad-supported offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $6.01 to $6.78 due to increases in retail pricing.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.59 to $1.05 due to increases in retail pricing and higher advertising revenue, partially offset by a higher mix of subscribers from lower-priced markets.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $12.39 to $12.73 due to increases in retail pricing, partially offset by a higher mix of subscribers to multi-product offerings.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $91.80 to $96.11 due to increases in retail pricing, partially offset by a decrease in advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Programming and production costs
Hulu	$(2,142)	$(2,066)	(4) %
Disney+ and other	(1,508)	(1,468)	(3) %
Total programming and production costs	(3,650)	(3,534)	(3) %
Other operating expense	(892)	(956)	7%
	$(4,542)	$(4,490)	(1) %
Higher programming and production costs at Hulu in the current quarter compared to the prior-year quarter were due to higher subscriber-based fees for programming the Hulu Live TV service primarily attributable to rate increases.
The increase in programming and production costs at Disney+ and other in the current quarter compared to the prior-year quarter was driven by the timing of the ICC T20 World Cup, partially offset by lower costs for non-sports content available on Disney+ Core.
The decrease in other operating expense was primarily due to lower distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $206 million, to $1,197 million from $991 million, driven by higher marketing costs.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $486 million, to $19 million from $505 million, due to improved results at Disney+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
TV/VOD distribution	$664	$560	19%
Theatrical distribution	724	838	(14) %
Home entertainment distribution	142	252	(44) %
Other	582	560	4%
Total revenues	2,112	2,210	(4) %
Operating expenses	(1,204)	(1,469)	18%
Selling, general, administrative and other	(562)	(752)	25%
Depreciation and amortization	(88)	(99)	11%
Equity in the loss of investees	(4)	(2)	(100) %
Operating Income (Loss)	$254	$(112)	nm
Revenues - TV/VOD distribution
The increase in TV/VOD distribution revenue was due to higher sales of episodic content.
Revenues - Theatrical distribution
The decrease in theatrical distribution revenue reflected fewer significant releases in the current quarter compared to the prior-year quarter. The current quarter included Inside Out 2 and Kingdom of The Planet of the Apes. The prior-year quarter included Guardians of the Galaxy Vol. 3, The Little Mermaid, Elemental and Indiana Jones And The Dial Of Destiny, which was released in most territories in the last few days of June 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Home entertainment distribution
The decrease in home entertainment distribution revenue was due to lower unit sales and a decrease in average net effective pricing resulting from a lower mix of new releases, which have a higher relative sales price compared to catalog titles.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Programming and production costs	$(1,017)	$(1,252)	19%
Distribution costs and cost of goods sold	(187)	(217)	14%
	$(1,204)	$(1,469)	18%
The decrease in programming and production costs was due to lower production cost amortization attributable to the decreases in theatrical and home entertainment distribution revenues.
The decrease in distribution costs and cost of goods sold was primarily due to lower home entertainment unit sales.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $190 million, to $562 million from $752 million, primarily attributable to lower theatrical marketing costs reflecting fewer significant releases in the current quarter.
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other increased $366 million, to income of $254 million from a loss of $112 million due to higher theatrical and TV/VOD distribution results.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Restructuring and impairment charges(1)	$—	$(2,569)	100%
TFCF and Hulu Acquisition Amortization(2)	(322)	(333)	3%
(1)Charges for the prior-year quarter were due to the Content Impairment and, to a lesser extent, severance.
(2)In the current quarter, amortization of intangible assets was $251 million and amortization of step-up on film and television costs was $68 million. In the prior-year quarter, amortization of intangible assets was $262 million and amortization of step-up on film and television costs was $68 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
Affiliate fees	$2,571	$2,633	(2) %
Advertising	1,339	1,153	16%
Subscription fees	414	380	9%
Other	234	169	38%
Total revenues	4,558	4,335	5%
Operating expenses	(3,482)	(3,164)	(10) %
Selling, general, administrative and other	(293)	(312)	6%
Depreciation and amortization	(7)	(25)	72%
Equity in the income of investees	26	20	30%
Operating Income	$802	$854	(6) %
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
ESPN
Domestic	$2,239	$2,294	(2) %
International	272	252	8%
	2,511	2,546	(1) %
Star India	60	87	(31) %
	$2,571	$2,633	(2) %
Lower domestic ESPN affiliate revenue was due to a decrease of 8% from fewer subscribers, partially offset by an increase of 6% from higher effective rates.
The increase in international ESPN affiliate revenue was attributable to higher effective rates.
The decrease in Star India affiliate revenue was due to lower effective rates.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
ESPN
Domestic	$1,071	$918	17%
International	51	53	(4) %
	1,122	971	16%
Star India	217	182	19%
	$1,339	$1,153	16%
The increase in domestic ESPN advertising revenue was due to increases of 9% from higher rates and 5% from sponsorship revenue growth.
Higher Star India advertising revenue was attributable to the timing of the ICC T20 World Cup.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Subscription fees
Subscription fees increased $34 million, to $414 million from $380 million, due to higher rates.
Revenues - Other
Other revenue increased $65 million, to $234 million from $169 million, primarily due to higher Ultimate Fighting Championship (UFC) pay-per-view fees reflecting one more UFC event in the current quarter compared to the prior-year quarter.
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics(1) to analyze trends and evaluate the overall performance of ESPN+, and we believe these metrics are useful to investors in analyzing the business:

	Quarter Ended			% Change Better (Worse)
	June 29, 2024	March 30, 2024	July 1, 2023	June 29, 2024 vs. Mar. 30, 2024	June 29, 2024 vs. July 1, 2023
Paid subscribers at (in millions)	24.9	24.8	25.2	— %	(1) %
Average Monthly Revenue per Paid Subscriber for the quarter end	$6.23	$6.30	$5.45	(1) %	14%
(1)See discussion on pages 72-73 —DTC Product Descriptions, Key Definitions and Supplemental Information.
Average Monthly Revenue Per Paid Subscriber - Third Quarter of Fiscal 2024 Comparison to Third Quarter of Fiscal 2023
ESPN+ average monthly revenue per paid subscriber increased from $5.45 to $6.23 due to increases in retail pricing and higher advertising revenue.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Programming and production costs
ESPN
Domestic	$(2,381)	$(2,209)	(8) %
International	(308)	(292)	(5) %
	(2,689)	(2,501)	(8) %
Star India	(555)	(456)	(22) %
	(3,244)	(2,957)	(10) %
Other operating expenses	(238)	(207)	(15) %
	$(3,482)	$(3,164)	(10) %
Domestic ESPN programming and production costs increased in the current quarter compared to the prior-year quarter primarily due to higher NBA rights costs reflecting contractual rate increases, an increase in UFC pay-per-view fees and current quarter costs to air the Stanley Cup Finals, for which we have the rights every two years. The increase in UFC pay-per-view fees was attributable to airing one more event in the current quarter.
Higher programming and production costs at international ESPN were due to new soccer rights.
The increase in Star India programming and production costs was attributable to the timing of the ICC T20 World Cup.
The increase in other operating expense was primarily attributable to higher technology and distribution costs.
Operating Income from Sports
Operating income decreased $52 million, to $802 million from $854 million, due to a decrease at Star India, partially offset by improved results at international ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Supplemental revenue detail
ESPN
Domestic	$3,908	$3,708	5%
International	371	350	6%
	4,279	4,058	5%
Star India	279	277	1%
	$4,558	$4,335	5%
Supplemental operating income (loss) detail
ESPN
Domestic	$1,085	$1,077	1%
International	5	(27)	nm
	1,090	1,050	4%
Star India	(314)	(216)	(45) %
Equity in the income of investees	26	20	30%
	$802	$854	(6) %
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
TFCF Acquisition Amortization(1)	$(74)	$(97)	24%
Restructuring and impairment charges(2)	—	(50)	100%
(1)Amortization of intangible assets
(2)Charges for the prior-year quarter were due to severance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
Theme park admissions	$2,780	$2,731	2%
Resorts and vacations	2,115	1,990	6%
Parks & Experiences merchandise, food and beverage	1,994	1,963	2%
Merchandise licensing and retail	954	1,010	(6) %
Parks licensing and other	543	504	8%
Total revenues	8,386	8,198	2%
Operating expenses	(4,573)	(4,279)	(7) %
Selling, general, administrative and other	(942)	(900)	(5) %
Depreciation and amortization	(649)	(722)	10%
Operating Income	$2,222	$2,297	(3) %
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 1% from higher average per capita ticket revenue and 1% from attendance growth.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was primarily due to increases of 3% from higher average ticket prices for cruise line sailings, 1% from an increase in average daily hotel room rates and 1% from additional passenger cruise days.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth resulted from increases of 1% from guest spending growth and 1% from higher volumes.
Revenues - Merchandise licensing and retail
Lower merchandise licensing and retail revenue was due to decreases of 4% from merchandise licensing and 1% from retail. The decrease in merchandise licensing revenue was due to lower minimum guarantee shortfall recognition, partially offset by higher royalties from merchandise sales.
Revenues - Parks Licensing and Other
The increase in parks licensing and other revenue was due to a favorable foreign exchange impact and higher real estate sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)		Total(1)
	Quarter Ended		Quarter Ended		Quarter Ended
	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023
Parks
Increase (decrease)
Attendance(2)	— %	1%	4%	88%	1%	20%
Per Capita Guest Spending(3)	1%	— %	(1) %	16%	— %	(2) %
Hotels
Occupancy(4)	83%	84%	82%	74%	83%	82%
Available Hotel Room Nights (in thousands)(5)	2,543	2,527	791	793	3,334	3,320
Change in Per Room Guest Spending(6)	4%	(1) %	7%	19%	4%	1%
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
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Operating labor	$(2,154)	$(1,938)	(11) %
Infrastructure costs	(823)	(754)	(9) %
Cost of goods sold and distribution costs	(780)	(811)	4%
Other operating expense	(816)	(776)	(5) %
	$(4,573)	$(4,279)	(7) %
Higher operating labor was primarily due to inflation and, to a lesser extent, increased volumes, partially offset by cost saving initiatives. The increase in infrastructure costs was primarily attributable to higher technology spending. Cost of goods sold and distribution costs decreased primarily due to lower third-party royalty expense. The increase in other operating expense was due to higher costs for new guest offerings, increased operations support costs and inflation.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $42 million, to $942 million from $900 million due to higher marketing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Depreciation and amortization
Depreciation and amortization decreased $73 million, to $649 million from $722 million, due to lower depreciation at our domestic parks and experiences attributable to the comparison to depreciation in the prior-year quarter related to the closure of Star Wars: Galactic Starcruiser.
Operating Income from Experiences
Segment operating income decreased from $2,297 million to $2,222 million due to a decrease at our domestic parks and resorts, partially offset by growth at our experiences businesses. Our international parks and experiences results were comparable to the prior-year quarter as a decrease at Shanghai Disney Resort and growth at Hong Kong Disneyland Resort largely offset.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Supplemental revenue detail
Parks & Experiences
Domestic	$5,820	$5,649	3%
International	1,602	1,532	5%
Consumer Products	964	1,017	(5) %
	$8,386	$8,198	2%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,347	$1,436	(6) %
International	435	428	2%
Consumer Products	440	433	2%
	$2,222	$2,297	(3) %
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to the Experiences segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Charge related to a legal ruling	$(65)	$(101)	36%
Restructuring and impairment charges(1)	—	(16)	100%
TFCF Acquisition Amortization	(1)	(2)	50%
(1)Charges for the prior-year quarter were due to severance.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Nine-Month Results Compared to the Prior-Year Nine-Month Period
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues:
Linear Networks	$8,231	$9,073	(9) %
Direct-to-Consumer	16,993	14,850	14%
Content Sales/Licensing and Other	5,133	7,188	(29) %
	$30,357	$31,111	(2) %
Segment operating income (loss):
Linear Networks	$2,954	$3,314	(11) %
Direct-to-Consumer	(110)	(2,076)	95%
Content Sales/Licensing and Other	12	(30)	nm
	$2,856	$1,208	>100%
Revenues
The decrease in Entertainment revenues was due to lower theatrical distribution revenue and, to a lesser extent, decreases in TV/VOD distribution revenue and affiliate fees. These decreases were partially offset by subscription revenue growth.
Operating income
The increase in Entertainment operating income was due to improved results at Direct-to-Consumer, partially offset by a decline at Linear Networks.
Linear Networks
Operating results for Linear Networks are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
Affiliate fees	$5,251	$5,631	(7) %
Advertising	2,875	3,303	(13) %
Other	105	139	(24) %
Total revenues	8,231	9,073	(9) %
Operating expenses	(3,838)	(4,308)	11%
Selling, general, administrative and other	(1,845)	(1,940)	5%
Depreciation and amortization	(34)	(39)	13%
Equity in the income of investees	440	528	(17) %
Operating Income	$2,954	$3,314	(11) %
Revenues - Affiliate fees

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Domestic	$4,437	$4,689	(5) %
International	814	942	(14) %
	$5,251	$5,631	(7) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decrease in domestic affiliate revenue was due to a decline of 11% from fewer subscribers, including the impact of the non-renewal of carriage of certain networks by an affiliate, partially offset by an increase of 6% from higher effective rates.
Lower international affiliate revenue was attributable to decreases of 9% from fewer subscribers driven by channel closures, 2% from an unfavorable foreign exchange impact and 2% from lower effective rates.
Revenues - Advertising

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Domestic	$2,121	$2,555	(17) %
International	754	748	1%
	$2,875	$3,303	(13) %
The decline in domestic advertising revenue was due to decreases of 14% from fewer impressions and 3% from lower rates. The decrease in impressions was due to lower average viewership and, to a lesser extent, fewer units delivered. Lower rates were primarily attributable to a decrease in political advertising at the owned television stations.
International advertising revenue was comparable to the prior-year period as an increase of 6% from higher rates was offset by decreases of 4% from an unfavorable foreign exchange impact and 2% from fewer impressions. The decrease in impressions reflected the impact of channel closures.
Revenues - Other
Other revenue decreased $34 million, to $105 million from $139 million driven by an unfavorable foreign exchange impact.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Programming and production costs
Domestic	$(2,619)	$(3,021)	13%
International	(534)	(520)	(3) %
Total programming and production costs	(3,153)	(3,541)	11%
Other operating expenses	(685)	(767)	11%
	$(3,838)	$(4,308)	11%
The decrease in domestic programming and production costs was primarily due to a lower average cost mix of programming and, to a lesser extent, a decrease in program write-downs.
The decrease in other operating expenses was primarily attributable to lower technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $95 million to $1,845 million from $1,940 million, due to lower marketing costs and a favorable foreign exchange impact.
Equity in the Income of Investees
Income from equity investees decreased $88 million, to $440 million from $528 million, due to lower income from A+E Television Networks attributable to decreases in advertising and affiliate revenues.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $360 million, to $2,954 million from $3,314 million, due to decreases at our domestic and international businesses and lower income from equity investees.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Supplemental revenue detail
Domestic	$6,624	$7,307	(9) %
International	1,607	1,766	(9) %
	$8,231	$9,073	(9) %
Supplemental operating income detail
Domestic	$2,040	$2,206	(8) %
International	474	580	(18) %
Equity in the income of investees	440	528	(17) %
	$2,954	$3,314	(11) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
Subscription fees	$14,041	$12,243	15%
Advertising	2,740	2,411	14%
Other	212	196	8%
Total revenues	16,993	14,850	14%
Operating expenses	(13,449)	(13,643)	1%
Selling, general, administrative and other	(3,424)	(3,033)	(13) %
Depreciation and amortization	(230)	(250)	8%
Operating Loss	$(110)	$(2,076)	95%
Revenues - Subscription fees
Growth in subscription fees reflected an increase of 10% from higher rates attributable to increases in retail pricing at Disney+ Core and, to a lesser extent, Hulu, and 6% from more subscribers due to growth at Disney+ Core and, to a lesser extent, Hulu. These increases were partially offset by a decrease of 1% from an unfavorable foreign exchange impact.
Revenues - Advertising
Higher advertising revenue reflected an increase of 26% from higher impressions at Disney+ and Hulu, partially offset by a decrease of 12% from lower rates. At Disney+, the increase in impressions was due to Disney+ Core growth and airing more cricket programming on Disney+ Hotstar compared to the prior-year period. There were two significant cricket tournaments in the current period compared to one in the prior-year period. The growth at Disney+ Core reflected the launches of the ad-supported Disney+ service domestically in December 2022 and internationally in November 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics
Average Monthly Revenue Per Paid Subscriber:

	Nine Months Ended		% Change Better (Worse)
	June 29, 2024	July 1, 2023
Disney+
Domestic (U.S. and Canada)	$7.96	$6.80	17%
International (excluding Disney+ Hotstar)	6.46	5.82	11%
Disney+ Core	7.13	6.26	14%

Disney+ Hotstar	1.02	0.65	57%

Hulu
SVOD Only	12.29	12.19	1%
Live TV + SVOD	94.89	90.66	5%
Domestic Disney+ average monthly revenue per paid subscriber increased from $6.80 to $7.96 due to increases in retail pricing, partially offset by a higher mix of subscribers to multi-product and wholesale offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.82 to $6.46 due to increases in retail pricing.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.65 to $1.02 due to higher advertising revenue and increases in retail pricing.
The average monthly revenue per paid subscriber for Hulu SVOD Only was comparable to the prior-year period as increases in retail pricing were largely offset by the impact of subscriber mix shifts.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $90.66 to $94.89 due to increases in retail pricing, partially offset by lower advertising revenue and a higher mix of subscribers to multi-product offerings.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Programming and production costs
Hulu	$(6,437)	$(6,300)	(2) %
Disney+ and other	(4,275)	(4,333)	1%
Total programming and production costs	(10,712)	(10,633)	(1) %
Other operating expense	(2,737)	(3,010)	9%
	$(13,449)	$(13,643)	1%
Higher programming and production costs at Hulu were due to an increase in subscriber-based fees for programming the Hulu Live TV service driven by rate increases, partially offset by lower costs for SVOD content.
The decrease in programming and production costs at Disney+ and other was due to lower costs for non-sports content available on Disney+ Core, largely offset by higher costs for cricket programming. The increase in cricket programming costs reflected two significant tournaments in the current period compared to one in the prior-year period.
Other operating expenses decreased due to lower distribution and technology costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $391 million, to $3,424 million from $3,033 million, primarily due to higher marketing costs.
Operating Loss from Direct-to-Consumer
The operating loss from Direct-to-Consumer decreased $1,966 million, to $110 million from $2,076 million, due to improved results at Disney+.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
TV/VOD distribution	$1,656	$2,063	(20) %
Theatrical distribution	1,098	2,745	(60) %
Home entertainment distribution	540	639	(15) %
Other	1,839	1,741	6%
Total revenues	5,133	7,188	(29) %
Operating expenses	(3,305)	(4,931)	33%
Selling, general, administrative and other	(1,529)	(2,024)	24%
Depreciation and amortization	(279)	(262)	(6) %
Equity in the loss of investees	(8)	(1)	>(100) %
Operating Income (Loss)	$12	$(30)	nm
Revenues - TV/VOD distribution
The decrease in TV/VOD distribution revenue was primarily due to lower sales of episodic content.
Revenues - Theatrical distribution
The decrease in theatrical distribution revenue reflected fewer significant releases in the current period compared to the prior-year period. Significant titles in the current period included Inside Out 2, Kingdom of the Planet of the Apes, Wish and The Marvels. Significant titles in the prior-year period included Avatar: The Way of Water, Black Panther: Wakanda Forever, Guardians of the Galaxy Vol. 3, The Little Mermaid and Ant-Man and the Wasp: Quantumania.
Revenues - Home entertainment distribution
The decrease in home entertainment distribution revenue was due to lower unit sales.
Revenues - Other
Other revenue increased $98 million to $1,839 million from $1,741 million primarily attributable to an increase in revenue at Lucasfilm’s special effects business due to more projects and higher rates.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Programming and production costs	$(2,769)	$(4,249)	35%
Distribution costs and cost of goods sold	(536)	(682)	21%
	$(3,305)	$(4,931)	33%
The decrease in programming and production costs was due to lower production cost amortization attributable to the decreases in theatrical and, to a lesser extent, TV/VOD distribution revenues.
Lower distribution costs and cost of goods sold were driven by decreases in theatrical distribution costs and, to a lesser extent, home entertainment unit sales, partially offset by an increase at Lucasfilm’s special effects business due to more projects.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $495 million, to $1,529 million from $2,024 million, primarily due to lower theatrical marketing costs reflecting fewer significant releases in the current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other increased $42 million, to income of $12 million from a loss of $30 million.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Restructuring and impairment charges(1)	$(717)	$(2,750)	74%
TFCF and Hulu Acquisition Amortization(2)	(1,018)	(1,272)	20%
Gain on sale of a business	—	28	(100) %
(1)Charges for the current period were due to a goodwill impairment related to linear networks. Charges for the prior-year period were due to the Content Impairment and, to a lesser extent, severance and costs to exit our businesses in Russia.
(2)In the current period, amortization of intangible assets was $804 million and amortization of step-up on film and television costs was $205 million. In the prior-year period, amortization of intangible assets was $889 million and amortization of step-up on film and television costs was $374 million.
Sports
Operating results for Sports are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
Affiliate fees	$7,918	$8,052	(2) %
Advertising	3,640	3,196	14%
Subscription fees	1,246	1,139	9%
Other	901	814	11%
Total revenues	13,705	13,201	4%
Operating expenses	(11,295)	(10,737)	(5) %
Selling, general, administrative and other	(949)	(965)	2%
Depreciation and amortization	(29)	(54)	46%
Equity in the income of investees	45	39	15%
Operating Income	$1,477	$1,484	— %
Revenues - Affiliate fees

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
ESPN
Domestic	$6,947	$7,057	(2) %
International	783	776	1%
	7,730	7,833	(1) %
Star India	188	219	(14) %
	$7,918	$8,052	(2) %
The decrease in domestic ESPN affiliate revenue was primarily attributable to a decline of 8% from fewer subscribers, partially offset by an increase of 6% from higher effective rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
International ESPN affiliate revenue was comparable to the prior-year period as higher effective rates were largely offset by fewer subscribers.
Lower Star India affiliate revenue was attributable to a decrease in effective rates and fewer subscribers.
Revenues - Advertising

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
ESPN
Domestic	$3,059	$2,757	11%
International	143	151	(5) %
	3,202	2,908	10%
Star India	438	288	52%
	$3,640	$3,196	14%
The increase in domestic ESPN advertising revenue was attributable to increases of 6% from higher rates and 3% from sponsorship revenue growth.
Higher Star India advertising revenue was due to the airing of two significant cricket tournaments in the current period compared to one in the prior-year period.
Revenues - Subscription fees
Subscription fees increased $107 million, to $1,246 million from $1,139 million, due to an increase of 9% from higher rates.
Revenues - Other
Other revenue increased $87 million, to $901 million from $814 million, driven by higher fees received from the Entertainment segment to program sports on Disney+ in Latin America and on the ABC Network, partially offset by an unfavorable foreign exchange impact.
Key Metrics

	Nine Months Ended		% Change Better (Worse)
	June 29 2024	July 1, 2023
Average Monthly Revenue per Paid Subscriber for the period	$6.21	$5.54	12%
ESPN+ average monthly revenue per paid subscriber increased from $5.54 to $6.21 due to increases in retail pricing and higher advertising revenue.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Programming and production costs
ESPN
Domestic	$(8,386)	$(8,250)	(2) %
International	(874)	(825)	(6) %
	(9,260)	(9,075)	(2) %
Star India	(1,341)	(977)	(37) %
	(10,601)	(10,052)	(5) %
Other operating expenses	(694)	(685)	(1) %
	$(11,295)	$(10,737)	(5) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Programming and production costs at domestic ESPN increased in the current period compared to the prior-year period driven by contractual rate increases and programming additions. These increases were partially offset by lower college football rights costs in the current period.
The increase in international ESPN programming and production costs was due to new soccer rights.
Higher Star India programming and production costs were attributable to an increase in cricket programming costs due to airing two significant tournaments in the current period compared to one in the prior-year period.
Operating Income from Sports
Operating income from Sports was comparable to the prior-year period as an increase at domestic ESPN and lower results at Star India largely offset.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Supplemental revenue detail
ESPN
Domestic	$11,847	$11,490	3%
International	1,075	1,074	— %
	12,922	12,564	3%
Star India	783	637	23%
	$13,705	$13,201	4%
Supplemental operating income (loss) detail
ESPN
Domestic	$2,120	$1,894	12%
International	(32)	(5)	>(100) %
	2,088	1,889	11%
Star India	(656)	(444)	(48) %
Equity in the income of investees	45	39	15%
	$1,477	$1,484	— %
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
TFCF Acquisition Amortization(1)	$(259)	$(291)	11%
Restructuring and impairment charges(2)	—	(60)	100%
(1)Amortization of intangible assets
(2)Charges for the prior-year period were due to severance

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Revenues
Theme park admissions	$8,568	$7,800	10%
Resorts and vacations	6,334	5,919	7%
Parks & Experiences merchandise, food and beverage	6,126	5,846	5%
Merchandise licensing and retail	3,184	3,246	(2) %
Parks licensing and other	1,699	1,578	8%
Total revenues	25,911	24,389	6%
Operating expenses	(13,562)	(12,524)	(8) %
Selling, general, administrative and other	(2,830)	(2,652)	(7) %
Depreciation and amortization	(1,906)	(2,016)	5%
Equity in the loss of investees	—	(2)	100%
Operating Income	$7,613	$7,195	6%
Revenues - Theme park admissions
The increase in theme park admissions revenue was due to increases of 7% from higher average per capita ticket revenue and 3% from attendance growth. Higher attendance was due to increases at Shanghai Disney Resort and Disneyland Resort.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was attributable to increases of 4% from higher average ticket prices for cruise line sailings, 1% from higher average daily hotel room rates and 1% from increased occupied hotel room nights.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 3% from higher volumes and 2% from an increase in average guest spending.
Revenues - Merchandise licensing and retail
Lower merchandise licensing and retail revenue was due to decreases of 2% from retail and 2% from an unfavorable foreign exchange impact, partially offset by an increase of 2% from merchandise licensing. Lower retail revenue was primarily due to a decrease in online sales. The increase in merchandise licensing revenue was due to higher royalties from merchandise sales, partially offset by lower minimum guarantee shortfall recognition.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was due to an increase in sponsorship revenue, a favorable foreign exchange impact and higher royalties from Tokyo Disney Resort.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics

	Domestic		International		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023	Jun. 29, 2024	Jul. 1, 2023
Parks
Increase (decrease)
Attendance	1%	6%	15%	64%	5%	19%
Per Capita Guest Spending	3%	4%	7%	20%	3%	2%
Hotels
Occupancy	86%	87%	83%	71%	85%	83%
Available Hotel Room Nights (in thousands)	7,640	7,565	2,381	2,380	10,021	9,945
Change in Per Room Guest Spending(1)	3%	1%	8%	14%	3%	1%
(1)In the third quarter of the prior fiscal year, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in the first six months of the prior-year period, the impact would have been a decrease of approximately $30 million in the prior-year period.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Operating labor	$(6,222)	$(5,553)	(12) %
Infrastructure costs	(2,432)	(2,226)	(9) %
Cost of goods sold and distribution costs	(2,482)	(2,490)	— %
Other operating expense	(2,426)	(2,255)	(8) %
	$(13,562)	$(12,524)	(8) %
The increase in operating labor was attributable to inflation, higher volumes and increased operations support costs, partially offset by cost saving initiatives. The increase in infrastructure costs was due to higher technology spending and increased operations support costs. Cost of goods sold and distribution costs were comparable to the prior-year period as cost saving initiatives and lower third-party royalty expense were offset by increased costs due to higher volumes. Other operating expense increased due to inflation, higher volumes and increased operations support costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $178 million, to $2,830 million from $2,652 million, driven by higher marketing costs, partially offset by the comparison to a loss in the prior-year period on the disposal of our ownership interest in Villages Nature.
Depreciation and amortization
Depreciation and amortization decreased $110 million, to $1,906 million from $2,016 million, due to the comparison to depreciation in the prior-year period related to the closure of Star Wars: Galactic Starcruiser.
Operating Income from Experiences
Segment operating income increased from $7.2 billion to $7.6 billion due to growth at our international parks and experiences.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Supplemental revenue detail
Parks & Experiences
Domestic	$18,075	$17,293	5%
International	4,600	3,810	21%
Consumer Products	3,236	3,286	(2) %
	$25,911	$24,389	6%
Supplemental operating income detail
Parks & Experiences
Domestic	$5,031	$5,068	(1) %
International	1,055	663	59%
Consumer Products	1,527	1,464	4%
	$7,613	$7,195	6%
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to the Experiences segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Charge related to a legal ruling	$(65)	$(101)	36%
Restructuring and impairment charges(1)	—	(27)	100%
TFCF Acquisition Amortization	(5)	(6)	17%
(1)Charges for the prior-year period were due to severance.
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023		June 29, 2024	July 1, 2023
Corporate and unallocated shared expenses	$(328)	$(295)	(11) %	$(1,027)	$(854)	(20) %
Corporate and unallocated shared expenses increased $33 million for the quarter, from $295 million to $328 million, driven by increased compensation costs and other cost inflation. Corporate and unallocated shared expenses for the current nine-month period increased $173 million, from $854 million to $1,027 million, primarily due to increased compensation costs, higher costs related to our proxy solicitation and other cost inflation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 29, 2024	July 1, 2023
Cash provided by operations	$8,453	$5,064	67%
Cash used in investing activities	(4,903)	(3,259)	(50) %
Cash used in financing activities	(11,722)	(2,127)	>(100) %
Impact of exchange rates on cash, cash equivalents and restricted cash	(14)	174	nm
Change in cash, cash equivalents and restricted cash	$(8,186)	$(148)	>(100) %
Operating Activities
Cash provided by operations increased $3.4 billion from $5.1 billion in the prior-year period to $8.5 billion for the current period. The increase was primarily due to lower film and television production spending and the timing of payments for sports rights. The increase also reflected collateral receipts related to our hedging program in the current period compared to collateral payments in the prior-year period and the comparison to a payment in the prior-year period related to the termination of content licenses in fiscal 2022. These increases were partially offset by payment in the current period of fiscal 2023 federal and California income taxes, which were deferred pursuant to relief provided by the Internal Revenue Service and California State Board of Equalization as a result of 2023 winter storms in California.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the nine months ended June 29, 2024 and July 1, 2023 are as follows:

	Nine Months Ended
(in millions)	June 29, 2024	July 1, 2023
Beginning balances:
Produced and licensed programming assets	$36,593	$37,667
Programming liabilities	(3,792)	(3,940)
	32,801	33,727
Spending:
Programming licenses and rights	10,773	11,518
Produced film and television content	7,184	10,441
	17,957	21,959
Amortization:
Programming licenses and rights	(11,565)	(10,871)
Produced film and television content	(7,513)	(9,227)
	(19,078)	(20,098)
Change in produced and licensed content costs	(1,121)	1,861
Content Impairment	—	(2,266)
Produced and licensed content costs reclassified to assets held for sale	(978)	—
Other non-cash activity	382	(191)
Ending balances:
Produced and licensed programming assets	34,791	36,976
Programming liabilities	(3,707)	(3,845)
	$31,084	$33,131
The Company currently expects its fiscal 2024 spend on produced and licensed content, including sports rights, to be approximately $24 billion compared to fiscal 2023 spend of $27 billion.
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the nine months ended June 29, 2024 and July 1, 2023 are as follows:

	Nine Months Ended
(in millions)	June 29, 2024	July 1, 2023
Investments in parks, resorts and other property:
Entertainment	$750	$747
Sports	2	8
Experiences
Domestic	1,953	1,544
International	706	609
Total Experiences	2,659	2,153
Corporate	512	687
Total investments in parks, resorts and other property	3,923	3,595
Cash used in (provided by) other investing activities, net	980	(336)
Cash used in investing activities	$4,903	$3,259
Capital expenditures at the Entertainment segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Capital expenditures at the Experiences segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was due to higher spend on cruise ship fleet expansion and new attractions.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The decrease in the current period compared to the prior-year period was due to lower spend on facilities.
The Company currently expects its fiscal 2024 capital expenditures to be approximately $6 billion compared to fiscal 2023 capital expenditures of $5 billion.
Other Investing Activities
Cash used in other investing activities was $980 million for the current period reflecting an investment in Epic Games, Inc. Cash provided by other investing activities was $336 million for the prior-year period reflecting proceeds from the sale of investments.
Financing Activities
Financing activities for the nine months ended June 29, 2024 and July 1, 2023 are as follows:

	Nine Months Ended
(in millions)	June 29, 2024	July 1, 2023
Change in borrowings	$780	$(1,209)
Dividends	(549)	—
Repurchases of common stock	(2,523)	—
Activities related to noncontrolling and redeemable noncontrolling interests(1)	(8,610)	(181)
Cash used in other financing activities, net(2)	(820)	(737)
Cash used in financing activities	$(11,722)	$(2,127)
(1)Activities related to noncontrolling and redeemable noncontrolling interests in the current and prior-year period were due to payments for redeemable noncontrolling interests in Hulu and BAMTech, respectively. The prior-year period was partially offset by a contribution related to BAMTech (see Note 1 to the Condensed Consolidated Financial Statements).
(2)Primarily consists of dividends to noncontrolling interest holders and equity award activity.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended June 29, 2024 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 11 to the Condensed Consolidated Financial Statements for a summary of dividends and share repurchases in fiscal 2024. There were no dividends paid or share repurchases in fiscal 2023. The Company is targeting approximately $3 billion in share repurchases in fiscal 2024.
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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of June 29, 2024, Moody’s Investors Service’s long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, Standard and Poor’s long- and short-term debt ratings for the Company were A- and A-2 (Positive), respectively, and Fitch’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On June 29, 2024, the Company met this covenant

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
Contractual Commitments
See Note 13 to the Condensed Consolidated Financial Statements and Note 14 to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.

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
The impairment test for goodwill requires judgment related to the identification of reporting units, determining whether reporting units should be aggregated, the assignment of assets and liabilities including goodwill to reporting units, and the determination of fair value of the reporting units. To determine whether our reporting units should be aggregated, we evaluate the interdependency of our reporting units which includes consideration of the degree to which resources are shared including operating costs such as content, marketing, and technology, the similarity of products and services delivered, customers served or distribution channels used, and long term financial performance (e.g., operating margins).
To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The discounted cash flow analyses are sensitive to our estimated projected future cash flows as well as the discount rates used to calculate their present value. Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry growth projections. Discount rates are determined based on the inherent risks of the underlying operations. Significant judgments and assumptions in the discounted cash flow model used to determine fair value relate to future revenues and certain operating expenses, terminal growth rates and discount rates. We believe our estimates are consistent with how a marketplace participant would value our businesses. Changes to these assumptions and shifts in market trends or macroeconomic events could impact test results in the future, and we could be required to record additional impairment charges.
As discussed in Note 16 to the Condensed Consolidated Financial Statements, the Company recorded a non-cash goodwill impairment charge of $0.7 billion related to our entertainment linear networks reporting unit in the second quarter of fiscal 2024. The carrying amount of the entertainment linear networks reporting unit goodwill after this impairment is approximately $6 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
As a result of the impairment, the fair value of this reporting unit approximates its carrying amount. A 25 basis point increase in the discount rate or a 1% reduction in projected annual cash flows used to determine fair value of the entertainment linear networks reporting unit would each result in an incremental impairment charge of approximately $0.3 billion.
In addition, as discussed in our Critical Accounting Policies and Estimates section of our fiscal 2023 Annual Report on Form 10-K, the fair value of our entertainment DTC services reporting unit exceeded its carrying amount by less than 10%. The carrying amount of the entertainment DTC services reporting unit goodwill is approximately $45 billion.
For our entertainment DTC services reporting unit, a 25 basis point increase in the discount rate used to determine its fair value would eliminate the excess fair value over carrying amount, and a 1% reduction in projected annual cash flows would result in a decrease in the excess fair value over carrying amount by approximately $0.9 billion.
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
As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company recorded a non-cash goodwill impairment charge related to the Star India Transaction of $1.3 billion in the second quarter of fiscal 2024 to reflect Star India at its estimated fair value less costs to sell. The fair value and carrying amount of Star India are subject to change depending on developments and results of operations for the duration that Star India is classified as held for sale, and we may be required to record additional impairment charges.
The Company has investments in equity securities. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherent in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.
Allowance for Credit Losses
We evaluate our allowance for credit losses and estimate collectability of accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, such as during the COVID-19 pandemic, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion.
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
DTC PRODUCT DESCRIPTIONS, KEY DEFINITIONS AND SUPPLEMENTAL INFORMATION
Product Offerings
In the U.S., Disney+, ESPN+ and Hulu SVOD Only are each offered as a standalone service or together as part of various multi-product offerings. Hulu Live TV + SVOD includes Disney+ and ESPN+. Disney+ is available in more than 150 countries and territories outside the U.S. and Canada. In India and certain other Southeast Asian countries, the service is branded Disney+ Hotstar. In certain Latin American countries prior to July 2024, we offered Disney+ as well as Star+, a general entertainment SVOD service, which was available on a standalone basis or together with Disney+ (Combo+). At the end of June 2024, we merged these services into a single Disney+ product offering. Depending on the market, our services can be purchased on our websites or through third-party platforms/apps or are available via wholesale arrangements.
Paid Subscribers
Paid subscribers reflect subscribers for which we recognized subscription revenue. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to multi-product offerings in the U.S. are counted as a paid subscriber for each service included in the multi-product offering and subscribers to Hulu Live TV + SVOD are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ services. In Latin America prior to July 2024, if a subscriber had either the standalone Disney+ or Star+ service or subscribed to Combo+, the subscriber was counted as one Disney+ paid subscriber. Subscribers include those who receive an entitlement to a service through wholesale arrangements, including those for which the service is available to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental information about paid subscribers:

(in millions)	June 29, 2024	March 30, 2024	July 1, 2023

Domestic (U.S. and Canada) standalone	60.6	61.4	55.6
Domestic (U.S. and Canada) multi-product(1)	25.3	24.2	21.9
Domestic (U.S. and Canada)(2)	85.9	85.5	77.5

International (excluding Disney+ Hotstar)(3)(4)	63.5	63.6	59.7

Total(2)	149.4	149.1	137.2
(1)At June 29, 2024, there were 19.5 million and 5.8 million subscribers to three-service and two-service multi-product offerings, respectively. At March 30, 2024, there were 19.4 million and 4.8 million subscribers to three-service and two-service multi-product offerings, respectively. At July 1, 2023, there were 20.1 million and 1.8 million subscribers to three-service and two-service multi-product offerings, respectively.
(2)Total may not equal the sum of the column due to rounding.
(3)Disney+ Hotstar is not included in any of the Company’s multi-product offerings.
(4)The services within the Combo+ multi-product offering were merged into a single Disney+ product offering. The Combo+ subscribers at March 30, 2024 and July 1, 2023 were 11.7 million and 9.9 million, respectively.

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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at June 29, 2024 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$34,617	$35,102	$8,113	$7,948
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

Results of operations (in millions)	Nine Months Ended June 29, 2024
Revenues	$—
Costs and expenses	—
Net income (loss)	(1,758)
Net income (loss) attributable to TWDC shareholders	(1,758)

Balance Sheet (in millions)	June 29, 2024	September 30, 2023
Current assets	$2,195	$8,544
Noncurrent assets	3,146	2,927
Current liabilities	9,759	5,746
Noncurrent liabilities (excluding intercompany to non-Guarantors)	40,709	43,307
Intercompany payables to non-Guarantors	153,758	154,018

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
Based on their evaluation as of June 29, 2024, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Environmental protection regulations.
•U.S. and international anti-corruption laws, sanction programs, trade restrictions, anti-money laundering laws or currency controls.
•Restrictions on the manner in which content is currently licensed and distributed, ownership restrictions or film or television content requirements, investment obligations or quotas.
•Domestic and international labor laws, tax laws and antitrust laws.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31, 2024 - April 30, 2024	3,127,592	$115.33	3,127,592	388 million
May 1, 2024 - May 31, 2024	6,421,513	104.35	6,421,513	381 million
June 1, 2024 - June 29, 2024	4,624,500	101.42	4,624,500	377 million
Total	14,173,605	105.82	14,173,605	377 million
(1)Amounts exclude the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
(2)Under a share repurchase program implemented effective February 7, 2024, the Company is authorized to repurchase a total of 400 million shares of its common stock. The repurchase program does not have an expiration date.

ITEM 5. Other Items
Rule 10b5-1 Trading Arrangements
On May 10, 2024 and May 17, 2024, respectively, Horacio E. Gutierrez, the Company’s Senior Executive Vice President, Chief Legal and Compliance Officer, and Sonia L. Coleman, the Company’s Senior Executive Vice President, Chief Human Resources Officer, each adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Gutierrez’s trading plan provides for the sale of up to 65,401 gross shares (which includes shares vesting during the duration of the trading plan pursuant to certain equity awards previously granted to Mr. Gutierrez and shares underlying performance-based equity awards calculated at target), plus any related dividend-equivalent shares subsequently earned with respect to such shares and excluding any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Ms. Coleman’s trading plan provides for the sale of up to 12,294 gross shares (which includes shares vesting during the duration of the trading plan pursuant to certain equity awards previously granted to Ms. Coleman), plus any related dividend-equivalent shares subsequently earned with respect to such shares and excluding any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Gutierrez’s trading plan is scheduled to terminate on August 13, 2025 and Ms. Coleman’s trading plan is scheduled to terminate on April 1, 2025, in each case subject to early termination.
Data Compromise
The Company is conducting an ongoing investigation of the exfiltration and unauthorized release of over a terabyte of data from one of the communication systems used by the Company. The Company has notified a data protection regulator and may make future notifications to other data protection regulators and individuals regarding impacted employee information.
The incident has not had a material impact on the Company’s operations. Based on the investigation to date, the Company does not expect the incident to have a material impact on the Company, including its financial condition or results of operations.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
August 7, 2024
Burbank, California