Form 10-K
period 2024-09-28
Walt Disney Co
filed 2024-11-14
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $223.4 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,810,939,306 shares of common stock outstanding as of November 6, 2024.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2025 annual meeting of the Company’s shareholders.

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
ENTERTAINMENT
The Entertainment segment generally encompasses the Company’s non-sports focused global film and episodic content production and distribution activities.
The lines of business within Entertainment along with their significant business activities include the following:
•Linear Networks
◦Domestic: ABC Television Network (ABC Network); Disney, Freeform, FX and National Geographic (owned 73% by the Company) branded television channels; and eight owned ABC television stations
◦International: Disney, FX, National Geographic (owned 73% by the Company) and Star branded general entertainment television channels outside of the U.S.
◦A 50% equity investment in A+E Television Networks (A+E), which operates cable channels including A&E, HISTORY and Lifetime
•Direct-to-Consumer
◦Disney+: a global direct-to-consumer (DTC) service that primarily offers general entertainment and family programming
◦Disney+ Hotstar: a DTC service primarily in India that offers general entertainment, family and sports programming.
◦Hulu: a U.S. DTC service that offers general entertainment and family programming and a digital over-the-top (OTT) service that includes live linear streams of various cable and broadcast networks. See Note 2 of the Consolidated Financial Statements for information on Hulu ownership.
•Content Sales/Licensing
◦Theatrical distribution
◦Sale/licensing of film and episodic content to television and video-on-demand (TV/VOD) services
◦Home entertainment distribution: electronic home video licenses, video-on-demand rentals and sales of DVD/Blu-ray discs
◦Intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on intellectual property (IP) created by the Entertainment segment
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
◦Music distribution
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
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services
•Advertising - Sales of advertising time/space
•Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital OTT service providers) (MVPDs) for the right to deliver our programming to their customers. Linear Networks also generates revenues from fees charged to television stations affiliated with ABC Network.
•Theatrical distribution - Rentals from licensing our films to theaters
•TV/VOD distribution - Licensing fees for the right to use our film and episodic content

•Home entertainment distribution - Electronic sales and rentals of film and episodic content through distributors and royalties from the licensing of physical distribution rights
•Other revenue - Revenues from licensing our music, ticket sales from stage play performances, fees from licensing our IP for use in stage plays, sales of post-production services and the allocation of consumer products merchandise licensing revenues
The significant expenses of Entertainment are as follows:
•Operating expenses, consisting primarily of programming and production costs, technology support costs, operating labor and distribution costs. Programming and production costs include the following:
◦Amortization of capitalized production costs
◦Amortization of the costs of licensed programming rights
◦Subscriber-based fees for programming our Hulu Live service, including fees paid by Hulu to the Sports segment and other Entertainment segment businesses for the right to air their linear networks on Hulu Live
◦Production costs related to live programming (primarily news)
◦Participations and residual expenses
◦Fees paid to the Sports segment to program ESPN on ABC and certain sports content on Disney+
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
Domestic Linear Networks
ABC Network
ABC Network programming is aired in the primetime, daytime, late night, news and sports “dayparts”. Primetime programming includes scripted series, reality programming and a variety of movies and specials. ESPN programs the sports daypart on ABC Network, which is branded ESPN on ABC. ABC Network distributes programming to approximately 245 local affiliated television stations and to our eight owned television stations, which collectively reach almost 100% of U.S. television households.
ABC Network produces a variety of unscripted series, primetime specials, news and daytime programming.
Disney Channels
Branded television channels include: Disney Channel; Disney Junior; and Disney XD (collectively Disney Channels). Disney Channels air programming 24 hours a day targeted to kids ages 2 to 14 and generally feature live-action comedy series, animated programming and preschool series as well as original movies and theatrical films.
Freeform
Freeform is a channel targeted to viewers ages 18 to 34 that airs original and licensed television series, films and holiday programming events.
FX Channels
Branded television channels include: FX; FXM; and FXX (collectively FX Channels), which air a mix of original and licensed television series and films.
National Geographic Channels
Branded television channels include: National Geographic; Nat Geo Wild; and Nat Geo Mundo (collectively National Geographic Channels). National Geographic Channels air programming in genres such as travel, adventure, wildlife, documentary, science and history.

The number of subscribers (in millions) for the significant domestic branded channels are as follows:

Subscribers(1)
Disney Channel	66
Freeform	55
FX	67
National Geographic	66
(1)Based on Nielsen Media Research estimates as of September 2024. Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top ten television household markets in the U.S. Our television stations collectively reach approximately 20% of U.S. television households.
The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	4
KTRK	Houston, TX	6
KGO	San Francisco, CA	10
WTVD	Raleigh-Durham, NC	22
KFSN	Fresno, CA	52
(1)Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2024
International Linear Networks
International Linear Networks use content from the Company’s various studios, including library titles, as well as content acquired from third parties. The Company operates approximately 265 general entertainment and family channels outside the U.S. in approximately 40 languages and 175 countries/territories.
General Entertainment
General Entertainment channels include FX, National Geographic and Star branded channels, which air a variety of scripted, reality and documentary programming. As of September 2024, the estimated number of unique subscribers for our general entertainment channels, based on internal management reports, was approximately 240 million.
Family
Family channels include Disney Channel and Disney Junior, which air a variety of animated and live action original series and movies targeted to kids ages 2 to 14. As of September 2024, the estimated number of unique subscribers for our family channels, based on internal management reports, was approximately 200 million.
Equity Investments
The most significant equity investment at Linear Networks is A+E. The Company’s share of A+E’s financial results are reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
A+E is owned 50% by the Company and 50% by Hearst. A+E operates a variety of cable channels, including:
•A&E – which offers entertainment programming including original reality and documentary programming
•HISTORY – which offers original unscripted series and event-driven specials
•Lifetime – which offers programming targeted to women
The number of domestic subscribers, based on Nielsen Media Research estimates as of September 2024, are 58 million for each of A&E, HISTORY and Lifetime and include traditional MVPD and the majority of digital OTT subscriber counts. A+E programming is available in approximately 200 countries and territories.

Direct-to-Consumer
Disney+, Disney+ Hotstar and Hulu are subscription services that provide video streaming of the Company’s general entertainment and family programming and similar programming from third parties. Outside the U.S., Disney+ and Disney+ Hotstar also include international sports programming. The services are offered individually or in various bundles, which may include ESPN+ (see Sports segment discussion), to customers directly or through third-party distributors on mobile and internet connected devices. The majority of Direct-to-Consumer revenue is derived from subscription fees and advertising.
Disney+ and Disney+ Hotstar
Disney+ is a subscription-based DTC service with Disney, Pixar, Marvel, Star Wars and National Geographic branded programming, which are all top-level selections or “tiles” within the Disney+ interface. In the U.S., subscribers to both Disney+ and Hulu may access certain Hulu programming through a tile on Disney+. Outside the U.S., Disney+ includes a Star branded tile, which features general entertainment programming. In Latin America, Disney+ includes an ESPN branded tile, which features a variety of sports content including live events. The Company plans to launch an ESPN branded tile on Disney+ in the U.S. in early fiscal 2025.
In certain Latin American countries prior to July 2024, we offered Disney+ as well as Star+, a standalone service with a variety of general entertainment and family content and live sports programming. At the end of June 2024, we merged these services into a single Disney+ product offering.
As of September 28, 2024, the estimated number of paid Disney+ subscribers, based on internal management reports, was approximately 123 million.
Disney+ Hotstar is a subscription-based DTC service available in India, Indonesia, Malaysia and Thailand. Programming includes television shows, movies, sports and original series in approximately 10 languages, in addition to gaming and social features. Disney+ Hotstar has exclusive streaming rights to certain cricket programming.
As of September 28, 2024, the estimated number of paid Disney+ Hotstar subscribers, based on internal management reports, was approximately 36 million.
Disney+ and Disney+ Hotstar offer content from the Company’s various studios, including library titles, as well as content acquired from third parties.
The majority of Disney+ and Disney+ Hotstar revenue is derived from subscription fees and, to a lesser extent, advertising. The Company offers an ad-supported Disney+ service in the U.S., Canada and select Latin American and European markets.
Hulu
Hulu is a domestic subscription-based DTC service with general entertainment content from the Company’s various studios as well as content licensed from third parties. Hulu’s revenue is derived from subscription fees and advertising. Hulu offers subscription video-on-demand (SVOD) services with or without advertising in addition to a digital OTT MVPD (Live TV) service. The Live TV service is available with either of Hulu’s SVOD services and includes live linear streams of various cable and broadcast networks. In addition, Hulu offers subscriptions to premium services such as Max, Cinemax, Starz and Paramount+ with Showtime, which can be added to the Hulu service. Certain programming from ABC Network, Freeform and FX Channels is also available on the Hulu SVOD service one day after the linear airing on these channels. As of September 28, 2024, the estimated number of paid Hulu subscribers, based on internal management reports, was approximately 52 million.
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
Theatrical Distribution
The Company licenses full-length live-action and animated films to theaters globally. Cumulatively through September 28, 2024, the Company has released approximately 1,100 full-length live-action films and 100 full-length animated films. In the domestic and most major international markets, we generally distribute and market our films directly. In certain international markets our films are distributed by independent companies. In some territories, certain films may be exclusively distributed on our DTC streaming services. During fiscal 2025, we expect to release approximately 15 films.

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
Home Entertainment Distribution
The Company’s film and episodic content is sold in both electronic (home video license and video-on-demand rentals) and physical (DVD and Blu-ray disc) formats. We distribute through e-tailers such as Apple and Amazon, and MVPDs, such as Comcast and DirecTV, for electronic distribution. We have licensed the rights for physical distribution to third parties who generally sell to retailers, such as Walmart and Amazon.
Physical distribution of film content in the home entertainment window generally starts within three months after the theatrical release. Electronic formats are typically available approximately two to ten weeks ahead of the physical release. We also license titles to video-on-demand e-tailers within five weeks after physical home entertainment distribution.
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
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world. Productions include The Lion King, Aladdin, Frozen and Beauty and the Beast.
Disney Theatrical Group also licenses the Company’s IP to Feld Entertainment, the producer of Disney On Ice.
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
Content Production and Acquisition
Produced content primarily consists of original films and episodic programs and network news and daytime/late night programming. Licensed content includes acquired episodic programming rights, movies and specials. Original content is generally produced under the following banners: Disney Branded Television; FX Productions; Lucasfilm; Marvel; National Geographic Studios; Pixar; Searchlight Pictures; Twentieth Century Studios; 20th Television; and Walt Disney Pictures. Original content is also commissioned and produced by various third-party studios. Program development is carried out in collaboration with writers, producers and creative teams.
Costs to produce content are generally capitalized and allocated across Entertainment’s businesses based on the estimated relative value of the distribution windows.
Generally, the Company has full production and distribution rights to its IP. However, Sony Pictures Entertainment has the rights to produce and distribute Spider-Man films as a result of licensing these rights from Marvel prior to the Company’s acquisition of Marvel.
The Company has a significant library of content spanning approximately 100 years of production history as well as acquired libraries. The library of content includes approximately 5,200 live-action film titles, 450 animated film titles and episodic series (series with four or more seasons include approximately: 75 dramas; 55 comedies; 40 non-scripted series; 15 animated series; and 10 live-action series). In addition, the library includes approximately 130 series and 80 films that were produced for initial distribution on our DTC platforms.
In fiscal 2025, the Company plans to produce or commission approximately 215 episodic and film titles. The vast majority of our productions will initially be distributed on our Linear Networks and/or DTC platforms or theatrically. Programming is also produced for third parties, which typically have domestic linear distribution rights while the Company retains domestic video-on-demand and international distribution rights. We also license, acquire or produce local content for use in various countries/territories.

Competition and Seasonality
Linear Networks and Direct-to-Consumer compete for viewers’ attention and audience share primarily with other television networks, independent television stations and other media, such as other DTC streaming services, social media and video games. With respect to the sale of advertising time, we compete with other television networks, independent television stations, MVPDs, other DTC streaming services and other advertising media such as digital content, newspapers, magazines, radio and billboards. Our television stations primarily compete for audiences and advertisers in local market areas.
Linear Networks compete with other networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry, including subscriber levels, and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various programming services that are as favorable as those currently in place.
Content Sales/Licensing businesses compete with all forms of entertainment and a significant number of companies that produce and/or distribute film and episodic content, distribute products in the home entertainment market, provide pay TV/VOD services, and produce music and live theater.
The operating results of Content Sales/Licensing fluctuate due to the timing and performance of releases in the theatrical, home entertainment and television markets. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
We also compete with other media and entertainment companies, independent production companies and video-on-demand services for creative and performing talent, story properties, show concepts, scripted and other programming, advertiser support, production facilities and exhibition outlets that are essential to the success of our Entertainment businesses.
Advertising revenues at Linear Networks and Direct-to-Consumer are subject to seasonal advertising patterns and changes in viewership levels. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate revenues vary with the subscriber levels of MVPDs.
SPORTS
The Sports segment generally encompasses the Company’s sports-focused global television and DTC video streaming content production and distribution activities.
The lines of business within Sports include the following:
•ESPN (generally owned 80% by the Company)
◦Domestic:
▪Seven ESPN-branded television channels
▪ESPN on ABC (sports programmed on the ABC Network by ESPN)
▪ESPN+ DTC service
◦International: ESPN-branded channels outside of the U.S.
•Star: Star-branded sports channels in India
In February 2024, the Company, Fox Corporation and Warner Bros. Discovery, Inc. announced plans to create a joint venture to offer a sports-focused DTC platform (Venu Sports) that will distribute each party’s domestic sports networks, certain broadcast networks and sports streaming services. In August 2024, a motion for preliminary injunction in a matter before the District Court for the Southern District of New York was granted, enjoining the launch of Venu Sports. See Note 14 of the Consolidated Financial Statements for additional information regarding this legal matter. Further, the formation and launch of Venu Sports are subject to the finalization of definitive agreements among the parties.
In early fall 2025, the Company plans to launch a new DTC offering, which will include live linear streams of the domestic ESPN-branded television channels and ESPN+.
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
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Domestic ESPN
Branded television channels include seven 24-hour domestic television sports channels:
•ESPN and ESPN2 - both dedicated to professional and college sports as well as sports news and original programming
•ESPNU - dedicated to college sports
•ESPNEWS - re-airs select ESPN studio shows and airs a variety of other programming
•SEC Network - dedicated to Southeastern Conference college athletics
•ACC Network - dedicated to Atlantic Coast Conference college athletics
•ESPN Deportes - airs professional and college sports as well as studio shows in Spanish
ESPN programs ESPN on ABC and recognizes the direct revenues and costs for this programming and receives a fee from the ABC Network, which is eliminated in consolidation. In addition, the Company earns advertising and licensing revenues from providing promotional services and licensing the ESPN BET trademark to PENN Entertainment, Inc. in connection with its operation of a sportsbook.
The Company has various sports programming rights, which are used to produce content aired on ESPN television networks and ESPN+, including live events and sports news. Rights include the National Football League (NFL), college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), mixed martial arts, Major League Baseball (MLB), the National Hockey League (NHL), soccer, Top Rank Boxing, Formula 1, US Open Tennis, the Wimbledon Championships, the Masters golf tournament, the Professional Golfers’ Association (PGA) Championship and the Women’s National Basketball Association (WNBA).
The number of subscribers (in millions) for the significant domestic branded channels are as follows:

Subscribers
ESPN(1)	66
ESPN2(1)	66
ESPNU(1)	47
ESPNEWS(2)	40
SEC Network(2)	45
ACC Network(2)	44
(1)Based on Nielsen Media Research estimates as of September 2024. Estimates include traditional MVPD and the majority of digital OTT subscriber counts.
(2)Because Nielsen Media Research does not measure this channel, estimated subscribers are according to SNL Kagan as of December 2023.
ESPN+ is a domestic subscription-based DTC service offering thousands of live sporting events, on-demand sports content and other original programming. The service is offered individually or in various bundles with Disney+ and Hulu to customers directly or through third-party distributors on mobile and internet connected devices. ESPN+ revenue is derived from subscription fees, pay-per-view fees and, to a lesser extent, advertising. Live events available through the service include mixed martial arts, soccer, hockey, boxing, baseball, college sports, golf, tennis and cricket. ESPN+ is currently the exclusive distributor for Ultimate Fighting Championship (UFC) pay-per-view events in the U.S. As of September 28, 2024, the estimated number of paid ESPN+ subscribers, based on internal management reports, was approximately 26 million.
International ESPN
The Company operates approximately 45 ESPN branded sports channels outside the U.S. in 4 languages and approximately 115 countries/territories. In the Netherlands, the ESPN branded channels are operated by Eredivisie Media & Marketing CV (EMM) (owned 51% by the Company), which has the media and sponsorship rights to the Dutch Premier League for soccer. Rights include various soccer leagues (including English Premier League, LaLiga, Bundesliga and multiple UEFA leagues). As of September 2024, the estimated number of subscribers to ESPN branded channels outside the U.S., based on internal management reports, was approximately 55 million.

Star
The Company operates 10 Star branded sports channels in India, in 4 languages. Star has rights to various sports programming, primarily cricket and soccer. As of September 2024, the estimated number of subscribers to Star branded channels, based on internal management reports, was approximately 79 million.
Equity Investments
The most significant equity investment at Sports is a 30% interest in CTV Specialty Television, Inc. (CTV). The Company’s share of CTV’s financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income. CTV operates television networks in Canada, including The Sports Networks (TSN) 1-5, Le Réseau des Sports (RDS), RDS2, RDS Info, Discovery Canada, Discovery Science and Animal Planet Canada.
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
We also compete with other media and entertainment companies and video-on-demand services for sports rights, creative and performing talent and other programming, advertiser support and production facilities that are essential to the success of our Sports businesses.
Advertising revenues are subject to changes in viewership levels and the demand for sports programming. Advertising revenues generated from sports programming are also impacted by the timing of sports seasons and events, which timing may vary throughout the year or may take place periodically (e.g. biannually, quadrennially). Affiliate revenues vary with the subscriber levels of MVPDs.
EXPERIENCES
The lines of business within Experiences along with their significant business activities include the following:
•Parks & Experiences:
◦Domestic:
▪Theme parks and resorts:
•Walt Disney World Resort in Florida
•Disneyland Resort in California
▪Experiences:
•Disney Cruise Line
•Disney Vacation Club
•National Geographic Expeditions (owned 73% by the Company) and Adventures by Disney
•Aulani, a Disney Resort & Spa in Hawaii
◦International:
▪Theme parks and resorts:
•Disneyland Paris
•Hong Kong Disneyland Resort (48% ownership interest and consolidated in our financial results)
•Shanghai Disney Resort (43% ownership interest and consolidated in our financial results)
•In addition, the Company licenses its IP to a third party that owns and operates Tokyo Disney Resort
•Consumer Products:
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
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise through internet shopping sites, at The Disney Store and to wholesalers
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues
The significant expenses of Experiences are as follows:
•Operating expenses, consisting primarily of operating labor, infrastructure costs, costs of goods sold and distribution costs, supplies, commissions and entertainment offerings. Infrastructure costs include technology support costs, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Significant capital investments:
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
Magic Kingdom — The Magic Kingdom consists of six themed areas: Adventureland, Fantasyland, Frontierland, Liberty Square, Main Street USA and Tomorrowland. Each area provides a unique guest experience featuring themed attractions, restaurants, merchandise shops and entertainment experiences.
EPCOT — EPCOT consists of four major themed areas: World Showcase, World Celebration, World Nature and World Discovery. All areas feature themed attractions, restaurants, merchandise shops and entertainment experiences. Countries represented with pavilions include Canada, China, France, Germany, Italy, Japan, Mexico, Morocco, Norway, the United Kingdom and the U.S. CommuniCore Hall and Plaza opened in June 2024, completing a multi-year transformation at EPCOT.
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of eight themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Grand Avenue, Hollywood Boulevard, Star Wars: Galaxy’s Edge, Sunset Boulevard and Toy Story Land. The areas provide behind-the-scenes glimpses of Hollywood-style action through various shows and attractions and offer themed restaurants, merchandise shops and entertainment experiences.
Disney’s Animal Kingdom — Disney’s Animal Kingdom consists of a 145-foot tall Tree of Life centerpiece surrounded by five themed areas: Africa, Asia, DinoLand USA, Discovery Island and Pandora - The World of Avatar. Each themed area contains attractions, restaurants, merchandise shops and entertainment experiences. The park features more than 300 species of live mammals, birds, reptiles and amphibians and 3,000 varieties of vegetation. DinoLand USA will be rethemed and in 2027, is planned to open as Tropical Americas, which will feature themed attractions, restaurants, merchandise shops and entertainment experiences.
Hotels, Vacation Club Properties and Other Resort Facilities — As of September 28, 2024, the Company owned and operated 18 resort hotels and vacation club properties at the Walt Disney World Resort, with approximately 23,000 rooms and

3,600 vacation club units. Resort facilities include 500,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites.
Disney Springs is an approximately 120 acre themed retail, dining and entertainment complex and consists of four areas: Marketplace, The Landing, Town Center and West Side. The areas are home to approximately 150 venues including the World of Disney retail store, which includes approximately 38,000 square feet of retail space. Most of the Disney Springs facilities are operated by third parties that pay rent to the Company.
Ten independently-operated hotels with approximately 7,000 rooms are situated on property leased from the Company.
ESPN Wide World of Sports Complex is a 230 acre center that hosts professional caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes both amateur and professional athletes, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. It also includes a stadium, as well as two venues designed for cheerleading, dance competitions and other indoor sports.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, swimming, horseback riding and a number of other sports and leisure time activities. The resort also includes two water parks: Disney’s Blizzard Beach and Disney’s Typhoon Lagoon.
Disneyland Resort
The Disneyland Resort is located in Anaheim, California on approximately 550 acres of land. The Disneyland Resort includes two theme parks (Disneyland and Disney California Adventure), three resort hotels and a retail, dining and entertainment complex (Downtown Disney).
The Disneyland Resort is marketed through a variety of international, national and local advertising and promotional activities. A number of attractions and restaurants in the theme parks are sponsored or operated by other companies under multi-year agreements.
Disneyland — Disneyland consists of nine themed areas: Adventureland, Bayou Country, Fantasyland, Frontierland, Main Street USA, Mickey’s Toontown, New Orleans Square, Star Wars: Galaxy’s Edge and Tomorrowland. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences.
Disney California Adventure — Disney California Adventure includes eight themed areas: Avengers Campus, Buena Vista Street, Cars Land, Grizzly Peak, Hollywood Land, Paradise Gardens Park, Pixar Pier and San Fransokyo Square. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
Hotels, Vacation Club Units and Other Resort Facilities — As of September 28, 2024, the Company owned and operated three resort hotels and vacation club properties at the Disneyland Resort, with approximately 2,400 rooms and 180 vacation club units. Resort facilities included 180,000 square feet of conference meeting space.
Downtown Disney is a themed 15-acre retail, dining and entertainment complex with approximately 30 venues. Most of the Downtown Disney facilities are operated by third parties that pay rent to the Company.
Aulani, a Disney Resort & Spa
Aulani, a Disney Resort & Spa is a family resort on a 21 acre oceanfront property on Oahu, Hawaii featuring approximately 350 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space. The resort also has approximately 480 vacation club units.
Disneyland Paris
Disneyland Paris is located approximately 20 miles east of Paris, France in Marne-la-Vallée, on approximately 5,200 acres. The land is being developed pursuant to a master agreement with French governmental authorities. Disneyland Paris includes two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; a retail, dining and entertainment complex (Disney Village); and a 27-hole golf facility. Of the 5,200 acres comprising the site, approximately half have been developed to date, including a planned community (Val d’Europe).
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
Walt Disney Studios Park — Walt Disney Studios Park includes five themed areas: Front Lot, Production Courtyard, Toon Studio, Worlds of Pixar and Avengers Campus. These areas each include themed attractions, restaurants, merchandise shops and entertainment experiences. Walt Disney Studios Park is undergoing a multi-year expansion that will include a new themed area based on Frozen, which is planned to open in 2026 and coincide with the renaming of Walt Disney Studios Park to Disney Adventure World.

Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,750 rooms and 250,000 square feet of conference meeting space. In addition, we have relationships with seven independently-owned and operated partner hotels, both on- and off-property, that provide approximately 2,100 rooms.
Disney Village is an approximately 500,000-square-foot themed retail, dining and entertainment complex. Construction is currently underway on a multi-year transformation of Disney Village. A number of the Disney Village facilities are operated by third parties that pay rent to the Company.
Val d’Europe is a planned community near Disneyland Paris that is being developed in phases. Val d’Europe currently includes a regional train station, hotels and a town center consisting of a shopping center as well as office, commercial and residential space. Third parties operate these developments on land leased or purchased from the Company.
Hong Kong Disneyland Resort
The Company owns a 48% interest in Hong Kong Disneyland Resort and the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 52% interest. The resort is located on Lantau Island on 310 acres and is in close proximity to the Hong Kong International Airport and the Hong Kong-Zhuhai-Macau Bridge. Hong Kong Disneyland Resort includes one theme park and three themed resort hotels. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the operating performance of Hong Kong Disneyland Resort.
Hong Kong Disneyland — Hong Kong Disneyland consists of eight themed areas: Adventureland, Fantasyland, Grizzly Gulch, Main Street USA, Mystic Point, Tomorrowland, Toy Story Land and World of Frozen. These areas feature themed attractions, restaurants, merchandise shops and entertainment experiences.
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
Shanghai Disneyland — Shanghai Disneyland consists of eight themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland, Toy Story Land, Treasure Cove and Zootopia, which opened in December 2023. These areas feature themed attractions, shows, restaurants, merchandise shops and entertainment experiences.
Hotels and Other Facilities — Shanghai Disneyland Resort includes two themed hotels with approximately 1,200 rooms. Disneytown is an 11-acre outdoor complex of retail, dining, and entertainment venues located adjacent to Shanghai Disneyland. Most Disneytown facilities are operated by third parties that pay rent to Shanghai Disney Resort. The Company is currently constructing a third themed hotel, which will have approximately 400 rooms.
Tokyo Disney Resort
Tokyo Disney Resort is located on 494 acres of land, six miles east of downtown Tokyo, Japan. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a third-party Japanese corporation. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); six Disney-branded hotels; six other hotels (operated by third parties other than OLC); a retail, dining and entertainment complex (Ikspiari); and Bon Voyage, a Disney-themed merchandise location.
Tokyo Disneyland — Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.
Tokyo DisneySea — Tokyo DisneySea is divided into eight “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island, Port Discovery and Fantasy Springs, which opened in June 2024.
Hotels and Other Resort Facilities — Tokyo Disney Resort includes six Disney-branded hotels with approximately 3,500 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari. The sixth Disney-branded hotel, Tokyo DisneySea Fantasy Springs Hotel, opened in June 2024.

Disney Vacation Club (DVC)
DVC offers ownership interests in 17 resort properties located at the Walt Disney World Resort; Disneyland Resort; Aulani; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under a vacation ownership plan and are operated as hotel rooms when not occupied by vacation club members. The Company’s vacation club units range from deluxe studios to three-bedroom grand villas. Unit counts in this document are presented in terms of two-bedroom equivalents. DVC had approximately 4,500 vacation club units as of September 28, 2024, including the first phases of The Cabins at Disney’s Fort Wilderness Resort, which opened in July 2024.
Storyliving by Disney
The Company has partnered with a third-party developer to build two Storyliving by Disney residential communities: Cotino in Rancho Mirage, California; and Asteria in Pittsboro, North Carolina. The communities are currently under development, and the Company will earn royalties on revenues generated by sales of the residential homes.
Disney Cruise Line
Disney Cruise Line is a six-ship vacation cruise line, which operates out of ports in North America, Europe and the South Pacific. The Disney Magic and the Disney Wonder are 85,000-ton 875-stateroom ships; the Disney Dream and the Disney Fantasy are 130,000-ton 1,250-stateroom ships; and the Disney Wish and the Disney Treasure, which was delivered in October 2024, are 140,000-ton 1,250-stateroom ships. The ships cater to families, children, teenagers and adults, with themed areas and activities for each group. Many cruise vacations include a visit to Disney’s Castaway Cay, a 1,000-acre private Bahamian island, or Disney Lookout Cay at Lighthouse Point, which opened in June 2024 on approximately 600 acres of land on the island of Eleuthera.
Disney Cruise Line will be adding two new ships, the Disney Adventure and the Disney Destiny, which are scheduled to begin sailings in the first quarter of fiscal 2026. The Disney Destiny will be approximately 140,000 tons with 1,250 staterooms and will initially operate in North America. The Disney Adventure will be approximately 200,000 tons with approximately 2,100 staterooms and will initially operate in Southeast Asia.
Between calendar 2027 and 2031, the Company plans to add four more new cruise ships, all of which are currently under contract to be built.
In July 2024, the Company entered into a licensing agreement with OLC, under which OLC will own and operate a Disney-branded cruise ship based in Japan. The ship is currently under contract to be built, with sailings expected to commence by 2029. The Company will earn royalties on revenues generated by OLC.
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
Consumer Products
Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, the most significant of which are: toys, apparel, games, home décor and furnishings, accessories, health and beauty, food, footwear, stationery and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products and often include minimum guarantee payments from the licensees. Major properties licensed by the Company include: Mickey and Friends, Star Wars, Spider-Man, Disney Princess, Lilo & Stitch, Frozen, Avengers, Winnie the Pooh and Toy Story.
Retail
The Company sells Disney-, Marvel-, Pixar- and Lucasfilm-branded products through Disney Store branded internet sites and Disney Store branded retail locations. At September 28, 2024, the Company operates approximately 40 stores in Japan, 20 stores in North America, two stores in Europe and one store in China.
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
STAR INDIA TRANSACTION
The Company and Reliance Industries Limited (RIL) plan to close a transaction on or about November 14, 2024, which will form a joint venture that combines our Star-branded and other general entertainment and sports television channels and direct-to-consumer Disney+ Hotstar service in India (Star India) and certain media and entertainment businesses controlled by RIL (the Star India Transaction) (see Note 4 of the Consolidated Financial Statements for additional information).
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
The Company employed approximately 233,000 people as of September 28, 2024, of which approximately 171,000 were employed in the U.S. and approximately 62,000 were employed outside the U.S. Our global workforce comprises approximately 76% full time and 16% part time employees, with another 8% being seasonal employees. A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations.
Some of our key programs and initiatives to attract, develop and retain our diverse workforce include:
•Health, financial, family resources, well-being and other benefits: Disney’s benefit offerings are designed to meet the varied and evolving needs of our diverse employees and their families. These benefit offerings for eligible employees include:
◦Healthcare options aimed at improving quality of care while limiting out-of-pocket costs
◦Retirement and savings programs that help employees adapt to changing needs and unexpected events and drive financial security in the present and the future
◦Family care resources, such as childcare and senior care programs, long-term care coverage and a family building benefit
◦Paid time-off programs, including vacation and sick and family care leave
◦Free mental health and well-being resources
◦Global well-being programs, including in-person offerings through campus health clubs and virtual and onsite events and activities focused on physical, emotional, financial and social well-being
◦Two Centers for Living Well in the Orlando area that offer convenient, on-demand access to board-certified physicians and counselors

•Diversity, Equity & Inclusion (DEI): Our DEI objectives are to build and sustain teams that reflect the life experiences of our audiences, while employing and supporting a diverse array of voices in our creative and production teams. Some of our DEI initiatives and programs are:
◦Executive incubator program and creative talent development program designed to engage the next generation of creative executives from underrepresented backgrounds
◦Heroes Work Here, an initiative to hire, train and support U.S. military veterans
◦Over 100 employee-led groups, which represent and support the diverse communities that make up our global workforce
•Talent Development and Education: We invest in creating opportunities to help employees grow and build their careers through training, professional development and educational programs.
◦Our training and professional development programs are presented in online, instructor-led and on-the-job learning formats, including Career@Disney: INTERACTIVE, a new series of immersive virtual and in-person experiences designed to aid employees in enhancing their careers
◦Our education investment program, Disney Aspire, offers assistance for tuition, books and fees to eligible participating employees at a variety of in-network learning providers and universities at levels ranging from high school completion to undergraduate degrees. At the end of fiscal 2024, more than 12,000 current employees were enrolled and more than 5,000 current employees had graduated since the program launched in 2018.
•Social Impact: The Company has a longstanding commitment to social impact by supporting communities through our philanthropic efforts, including through our support of wish granting and children’s hospitals and our efforts to support communities in which we operate and the contributions of our employees. The Company supports employees who make monetary donations to eligible nonprofits with a generous U.S. matching gifts program. In addition, through the Disney VoluntEARS program, we encourage employees to donate their time and talents to their local communities and provide grants that allow eligible employees to direct donations from the Company to nonprofits of their choosing as a benefit for the time they spend volunteering.
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
REGULATION
Federal Communications Commission Regulation
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
•Foreign ownership. The Communications Act generally restricts foreign individuals or entities from collectively owning more than 25% of the voting or equity interest in a U.S. entity that controls a broadcast television license. FCC approval is required to exceed the 25% threshold.
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
Privacy and Data Protection Regulation
Our businesses are subject to various privacy and data protection laws and regulations in most of the domestic and international jurisdictions in which our businesses operate. Those laws and regulations govern our use, collection, storage, retention and sharing of personal information and vary from jurisdiction to jurisdiction, including within the U.S. at the federal level and among the 50 states. This patchwork of domestic and international laws creates different obligations that are, at times, inconsistent with one another.
While there is no comprehensive privacy law in the U.S. at the federal level, there are a number of sector-specific federal privacy laws applicable to our operations, such as the Video Privacy Protection Act, which restricts the ability to share personal information along with specific viewing information with third parties. In addition, various U.S. states, including California, have passed comprehensive data privacy laws that establish various consumer rights with respect to their personal information, including the right to opt out of the sale or sharing of personal information with third parties, to gain access to the personal information that companies hold about them, to delete personal information and to limit the use and disclosure of sensitive information. We are also subject to privacy legal and regulatory requirements in many jurisdictions outside the United States, including the General Data Protection Regulation in the European Union and similar comprehensive data privacy legislation in the UK. These laws require organizations that process the personal data of EU and UK citizens to comply with certain data protection standards and privacy rights, including requirements to implement privacy by design; parental consent for processing children’s data; detailed privacy notices and related consents; breach notifications; and data subject rights to enforce access, rectification, objection, restriction, portability and deletion.
We also are subject to laws and regulations that are intended to protect the privacy of children online, including the Children’s Online Protection Privacy Act, a U.S. federal law that requires websites and online services to obtain parental consent before collecting personal information from children under 13, as well as codes of conduct relating to the design of digital products and services likely to be accessed by children, such as the UK’s Age Appropriate Design Code. These laws, regulations and codes of conduct have an impact on the marketing of our products and services, the advertising on certain of our and third-party digital platforms that distribute our content and the design of certain of our new media offerings.
In addition, U.S. state laws and many international data protection laws require notifications to consumers and regulators in the event of a data breach, mandating that businesses provide consumers and/or government agencies notice of unauthorized access or disclosure of certain information.
Interpretation of privacy and data protection laws and enforcement priorities continue to evolve and in some cases, regulators seek to apply novel interpretations of existing laws.
Compliance with privacy and data protection laws and regulations entails significant investments and is costly and requires us to employ dedicated compliance personnel and processes. In addition, many of these laws and regulations provide for substantial fines, private rights of action for damages and other relief.
International Content Regulation
The laws and regulations in many international jurisdictions in which we operate, including in the EU and Canada, require our linear networks or our DTC streaming services to include a certain amount of programming produced in specific jurisdictions or languages or require us to invest specified amounts of our revenues in local content or to acquire content produced by local independent production companies. In addition, some countries regulate the content of films and television programming, which can impact our ability to distribute certain content in those jurisdictions or can require us to make adjustments to the films or programming. These laws and regulations increase our costs and impact our ability to operate our DTC streaming services and linear networks and distribute our films and programming in these markets.
AVAILABLE INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.disney.com/investors, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC).
We also use our Investor Relations website as a means of disclosing material non-public information. We may also use our Investor Relations website for the purpose of complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in Disney to review the information we post on our Investor Relations website.
We are providing the address to our website solely for the information of investors. We do not intend our website address to be an active link or to otherwise incorporate the contents of the website into this report.
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
RISKS RELATED TO OUR BUSINESSES AND INDUSTRY
Declines in U.S., global and regional economic conditions adversely affect the profitability of our businesses.
Declines in economic conditions, such as recessions, other less severe slowdowns in economic activity and/or inflationary conditions in the U.S. and other regions of the world in which we do business typically adversely affect demand for our products and services and/or costs to operate our businesses, reducing our revenue and earnings. Past declines in economic conditions reduced or resulted in slower growth than expected in, among other things, guest spending at our parks and resorts, purchases of and prices for advertising on our platforms and purchases of Company-branded consumer products, and we expect similar impacts as such conditions recur. Recent inflationary conditions increased certain of our costs, including at our parks and resorts. While a number of different factors affect the demand for our products and services, actual or perceived economic conditions could contribute to lower attendance or spending at our parks and experiences businesses, prices that MVPDs pay for our cable programming, purchases of and prices for advertising on our DTC products and linear platforms, subscription levels for our cable programming or DTC platforms or licensing fees, while also continuing to increase the prices we pay for goods, services and labor. Even if inflationary pressures moderate, we expect certain costs, such as for labor, to remain elevated. In addition, an increase in price levels generally, or in price levels in a particular sector, could result in a shift in consumer demand away from the entertainment and experiences we offer, which could also adversely affect our revenues and, at the same time, increase our costs, including borrowing costs as a result of elevated interest rates, making it more difficult to obtain financing for our operations and investments on favorable terms. A decline in economic conditions or a failure of conditions to improve as anticipated could impact implementation or success of our business plans, such as our plans to increase investment in our Experiences segment, the realignment of our cost structure and plans for our DTC ad-supported services, enhancements, pricing structure and price increases. Unfavorable economic conditions also impair the ability of those with whom we do business to satisfy their obligations to us. The adverse impact on our businesses of actual or perceived declines in economic conditions or a failure of conditions to improve as anticipated will depend, in part, on their severity and duration and our ability to mitigate these impacts on our businesses is limited.
Fluctuations in foreign currency exchange rates impact our revenues and the profitability of our businesses.
Fluctuations in foreign currency exchange rates against the U.S. dollar impact our revenues and the profitability of our businesses, including by impacting the cost in U.S. dollars of providing our goods and services, our revenues in U.S. dollars generated by our international businesses and the international demand for our domestic products and services. The current or continued strength in the value of the U.S. dollar adversely impacts the U.S. dollar value of revenue we receive and expect to receive from other markets and contributes to reduced international demand for our domestic products and services, including international travel to our domestic parks and resorts. A decrease in the value of the U.S. dollar often increases the cost of labor, goods and services in, or originating from, non-U.S. markets. Although we hedge exposure to fluctuations in certain foreign currencies, any such hedging activity may not substantially offset the negative financial impact of exchange rate fluctuations and is not expected to offset all such negative financial impact, particularly in periods of sustained U.S. dollar strength relative to multiple foreign currencies. Further, economic or political conditions in certain countries outside the U.S. also have reduced, and could continue to reduce, our ability to hedge exposure to currency fluctuations in those countries or our ability to repatriate revenue from those countries.
Changes in technology, in consumer consumption patterns and in how entertainment products are created affect demand for our entertainment products, the revenue we can generate from these products and the cost of producing or distributing these products.
The media entertainment and technology businesses in which we participate increasingly depend on our ability to successfully adapt to new technologies including shifting patterns of content consumption and how entertainment products are generated. New technologies affect the demand for our products, the manner in which our products are distributed to consumers, the ways we charge for and receive revenue for our entertainment products and the stability of those revenue streams, the sources and nature of competing content offerings, the time and manner in which consumers acquire and view some of our entertainment products and the options available to advertisers for reaching their desired audiences. These developments have impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast and cable television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels. These developments have decreased advertising and affiliate revenue at some of our linear networks and have led, and may lead in the future, to the impairment of the value of certain of our assets. In addition, theater-going to watch movies has remained below pre-pandemic levels.
Rules governing new technological developments, such as developments in artificial intelligence (AI), including generative AI and large language model tools, remain unsettled, and these developments may affect aspects of our existing business model, including revenue streams for the use of our IP, how we create our entertainment products and the competition we face. In order to respond to the impact of new technologies on our businesses, we regularly consider, and from time to time implement new initiatives and changes to our business models, including by developing, investing in and acquiring DTC products, reorganizing our media and entertainment businesses to advance our DTC strategies and developing new media offerings. There can be no assurance that our DTC offerings, new media offerings and other efforts will successfully respond to technological changes. In addition, declines in certain traditional forms of distribution impacts the cost of content allocable to our DTC offerings, negatively impacting the profitability of our DTC offerings. As part of our DTC strategy, we forgo certain revenue from certain traditional sources as we invest in our DTC offerings. Since launch, our DTC streaming services experienced significant losses. There can be no assurance that the DTC model and other business models we may develop will each be or remain profitable or be as profitable over the long term as our historic business models.

We face risks relating to misalignment with public and consumer tastes and preferences for entertainment, travel and consumer products, which impact demand for our entertainment offerings and products and the profitability of our businesses.
Our businesses create entertainment, travel and consumer products, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently produce compelling creative content, which may be distributed, among other ways, through DTC platforms, broadcast, cable, theaters and used in theme park attractions, hotels and other resort facilities and travel experiences and consumer products. Such distribution must meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for out-of-home entertainment experiences. Demand for certain out-of-home entertainment experiences, such as theater-going to watch movies, has not returned to pre-pandemic levels. In addition, many of our businesses depend on acceptance of our offerings and products by consumers outside the U.S. The success of our businesses therefore depends on our ability to successfully predict and adapt to continually evolving consumer tastes and preferences outside as well as inside the U.S. Moreover, we must often make substantial investments in content production and acquisition, acquisition of sports and programming rights, theme park attractions, cruise ships or hotels and other facilities or customer facing platforms before we know the extent to which these products will earn consumer acceptance, and the market, economic or social conditions are sometimes significantly different from the ones we anticipated at the time of the investment decisions. Further, preferences of some consumers are affected by their perceptions of our position on matters of public interest, including regarding environmental and social issues. Generally, revenues from, and profitability of, each of our businesses are adversely impacted when our entertainment offerings and products, as well as our methods to make our offerings and products available to consumers, do not align with constantly evolving consumer preferences and tastes or achieve sufficient consumer acceptance.
A variety of uncontrollable events disrupt our businesses, reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.
The operation and profitability of our businesses and demand for and consumption of our products and services, particularly our parks and experiences businesses, are highly dependent on the general environment for travel and tourism, including in the specific regions in which our parks and experiences businesses operate. In addition, we have extensive international operations, including our international theme parks and resorts, which are dependent on domestic and international regulations consistent with trade and investment in those regions. The operation of our businesses and the environment for travel and tourism, as well as demand for and consumption of our other entertainment products, is subject to significant adverse impact in the U.S., globally or in specific regions as a result of a variety of factors beyond our control, including: health concerns; adverse weather conditions arising from short-term weather patterns or long-term climate change, including longer and more regular excessive heat conditions, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, droughts, tsunamis and earthquakes); international, political or military developments, including trade and other international disputes and social unrest; macroeconomic conditions, including a decline in economic activity, inflation and foreign exchange rates; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs, supply chain disruptions and malware and other cyber-related attacks or intrusions or other widespread computing, telecommunications or payment processing failures, from time to time have disrupted, and may in the future disrupt, our ability to provide our products and services or in certain instances may affect our ability to obtain insurance coverage with respect to some of these events. An incident or other event that affected our property directly, including a security incident, earthquake or hurricane, would have a direct impact on our ability to provide goods and services and could result in closure of impacted operations or have an extended effect of discouraging consumers from attending our facilities. Moreover, the costs of protecting against such incidents reduces the profitability of our operations.
For example, COVID-19 and measures to prevent its spread impacted our businesses in a number of ways, including the closure of our theme parks and resorts, suspension of cruise ship sailings and guided tours, delayed, or in some cases, shortened or canceled, theatrical releases and disruptions in the production and availability of content, significantly reducing revenues across all of our segments. Certain of our business operations have been temporarily disrupted by payment processing outages and widespread computing failures. Hurricanes, such as Hurricanes Helene and Milton, which in the case of Hurricane Milton caused Walt Disney World Resort theme parks in Florida to close for one full and partial day, have impacted the operations and profitability of Walt Disney World Resort and may do so in the future. The Company has paused certain operations in certain regions, including in response to sanctions, trade restrictions and related developments and the profitability of certain operations has been impacted as a result of events in the corresponding regions.
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
We obtain insurance against the risk of losses relating to some of these events, generally including certain physical damage to our property and resulting business interruption, certain injuries occurring on our property and some liabilities for alleged breach of legal responsibilities. When insurance is obtained it is subject to deductibles, exclusions, terms, conditions and limits of liability. The types and levels of coverage we obtain vary from time to time depending on our view of the likelihood of specific types and levels of loss in relation to the cost of obtaining coverage for such types and levels of loss and we experience losses not covered by our insurance, which could be material.
We face risks related to changes in our business strategy, which have affected and may continue to affect our cost structure, the profitability of our businesses and/or the value of our assets.
We adjust our business strategies from time to time in connection with changes in senior management and in our efforts to respond to changes in technology, consumer purchasing and consumption patterns, acceptance of our entertainment offerings, the market for advertising, macroeconomic conditions and other changes in the business environment. For example, in fiscal 2024, we announced entering into a definitive agreement to transfer Star India into a joint venture and related impairment charges; in fiscal 2023, we reorganized our media and entertainment operations, which had been previously reported in one segment, into two segments, Entertainment and Sports; in fiscal 2023 we announced that we would review content, primarily on our DTC services, for alignment with a strategic change in our approach to content curation, resulting in removal of certain content from our platforms and related impairment charges; in fiscal 2022, we announced plans to introduce an ad-supported Disney+ service, new pricing model and price increases and cost realignment; and we have announced exploration of a number of new types of businesses. Changes in strategy, such as was the case with the most recent reorganization of our media and entertainment operations, can lead to workforce disruptions. Our new business strategies are, among other things, subject to execution risk and may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value. For example, notwithstanding our continuing efforts to rationalize costs, the cost of executing on our DTC strategy may continue to grow or be reduced more slowly than anticipated, which may impact our distribution strategy across businesses/distribution platforms, the types of content we distribute through various businesses/distribution platforms, the timing and sequencing of content windows and ultimately, the profitability of our DTC products and other businesses/distribution platforms. Over the long term, our new organization and strategies could be less successful than our previous organizational structure and strategies.
In addition, changing technology, consumer purchasing patterns and acceptance of content offerings and macroeconomic conditions may impair the value of our assets. We incur costs in connection with changes to our business strategy and have needed and may in the future need to write-down the value of our assets. Among other assets, we have impaired the value of our content primarily at our DTC services and goodwill and intangible assets at our linear networks and impaired the value of certain of our retail store assets. We may write down other assets as our strategy evolves to account for the business environment.
We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. For example, in fiscal 2024, we announced plans for additional expansion of our fleet of cruise ships, and in recent years to expand investment in our Experiences segment. In addition, in recent years, we have made significant investments in our businesses, such as expansion and renovation of certain of our theme parks, additional cruise ships, the acquisition of TFCF Corporation (TFCF) and investments related to DTC offerings. The ultimate success of these investments is uncertain, some of these and future investments may ultimately result in returns that are negative or lower than anticipated, and these investments may impact the resources available to, and the profitability of, our other businesses. In addition, our costs increase in connection with these investments, such as additional expenses incurred with the launch on new cruise ships, and we may have significant charges associated with the write-down of assets if the investments are not as successful as anticipated, as occurred in connection with the closure of Star Wars: Galactic Starcruiser. Even if our strategies are effective in the long term, our new offerings will generally not be profitable in the short term, results of our new offerings are unlikely to be even quarter over quarter and we may not expand into new markets as or when anticipated. Our ability to forecast for new businesses is impacted by our lack of experience operating in those new businesses, speed with which the competitive landscape changes, volatility beyond our control (such as the events beyond our control noted above) and our ability to obtain or develop the content and rights on which our projections are based. Accordingly, we may not achieve our forecasted outcomes.

Increased competitive pressures impact our revenues, increase our costs and impact the profitability of our businesses.
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes, among other types, competition for human resources, content and other resources we require in operating our business. For example:
•Our programming and production operations compete to obtain creative, performing, production and business talent, sports and other programming, story properties, advertiser support, production facilities and market share with traditional and new media platforms, including other video-on-demand services and sources of broadband delivered content, studio operators and television networks.
•Our television networks and stations and DTC offerings compete for the sale of advertising time with traditional and new media platforms, including other television and video-on-demand services and various forms of internet and mobile delivered content, which offer advertising delivery technologies that are more targeted than can be achieved through traditional means, as well as with newspapers, magazines, billboards and radio stations.
•Our television networks compete for carriage of their programming with other programming providers.
•Our theme parks and resorts and experiences compete for guests with all other forms of entertainment, lodging, tourism and recreation activities and compete for technology, creative, performing and business talent, including with other theme park and resort operators.
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
Technological developments, including developments in generative AI tools that can be used to create competing low-cost content, and changes in market structure, including consolidation of suppliers of resources and distribution channels, increase competition in these areas. Increased competition raises the cost of programming, including for sports and other products, and diverts consumers from our products and services or to other products and services or other forms of entertainment and experiences. In addition, given the nature of travel planning, consumers typically delay their consumption of certain of our products and services, such as our theme parks and resorts, in connection with planned major product launches of regional travel industry competitors. Each of these competitive pressures could reduce our revenue and increase our marketing costs.
Competition for the acquisition of resources can further increase the cost of producing our products and services; change the composition of our offerings, including sports; deprive us of talent needed for our entertainment and experiences businesses, including the talent necessary to produce high quality creative material; increase employee turnover and staffing instability; or increase our labor costs. Competition also reduces, or limits growth in, prices for our products and services, including advertising rates and subscription fees at our linear networks and DTC offerings, parks and resorts admissions and room rates and prices for consumer products from which we derive license revenues.
We face risks related to the renewal of long-term programming or distribution contracts on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we renew or renegotiate the contracts, which from time to time has led to service blackouts when distribution contracts expired before renewal terms were agreed. We may lose programming rights or distribution rights if we are unable to renew these contracts on acceptable terms. As a result, our portfolio of acquired programming rights, such as sporting events, and the distributors of our programming and the portfolio of programming rights our distributors acquire have changed and will continue to change over time. Even if these contracts are renewed, the cost of obtaining certain programming rights has increased and may continue to increase (or increase at faster rates than our historical experience) and programming distributors, facing pressures resulting from increased subscription fees and alternative distribution channels, demand terms (including with respect to the pricing for, and the nature and amount of, programming distributed) that reduce our revenue from distribution of programs or increase revenue at slower rates than our historical experience. For example, the terms of recent renewals of carriage agreements have included fewer of our linear networks or the opportunity to offer multiple genre-specific bundle options of fewer than all our linear networks while providing for certain of our DTC streaming services to be made available to the distributor’s subscribers. Moreover, our ability to renew these contracts on favorable terms is affected by a number of factors, such as consolidation in the market for program distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and programming rights costs increases, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
We face risks related to environmental, social and governance matters and any related reporting obligations.
U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability, climate change, human rights and human capital management, have been adopted or are under consideration, some of which include specific, target-driven disclosure requirements or obligations. Our response has increased our compliance costs, including from increased investment in technology and appropriate expertise and required the implementation of new reporting processes, entailing additional compliance risk.
In addition, we have undertaken or announced a number of related actions and goals, which will require changes to operations and ongoing investment. There is no assurance that our initiatives will achieve their intended outcomes or that we will achieve any of these goals. Consumer, government and other stakeholder perceptions of our initiatives often differ widely and present risks to our reputation and brands. In addition, our ability to implement some initiatives or achieve some goals is dependent on external factors. For example, our ability to meet certain environmental sustainability goals or initiatives will depend in part on third-party collaboration, the availability of suppliers that can satisfy new requirements, mitigation innovations and/or the availability of economically feasible solutions at scale.
We face risks related to damage to our reputation or brands.
Our reputation and globally recognizable brands are integral to the success of our businesses. Because our brands engage consumers across our businesses, some types of damage to our reputation or brands have an impact on all of our businesses. Because some of our brands are globally recognized, some types of brand damage are not locally contained. Maintenance of the reputation of our Company and brands depends on many factors, including the quality of our offerings, maintenance of trust with our customers and our ability to successfully innovate. In addition, we may pursue brand or product integration combining previously separate brands or products targeting different audiences under one brand or pursue other business initiatives inconsistent with one or more of our brands, and there is no assurance that these initiatives will be accepted by our customers and not adversely impact one or more of our brands. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners, business decisions, social responsibility and culture, which may be amplified by social media, adversely impact our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could impact our sales, business opportunities, profitability, recruiting and valuation of our securities.
Various risks may impact the success of our DTC streaming services.
The success of our DTC strategy and profitability of our DTC streaming services will be impacted by the success of the reorganization of our media and entertainment business and the strategic change in our approach to content curation initiated in fiscal 2023; our ability to drive subscriber additions and retention based on the attractiveness of our content, manage churn, achieve the desired financial impact of our DTC pricing, bundling and distribution determinations, the Disney+ ad supported service, monetization and cost containment strategy and the launch of the ESPN flagship DTC service; and the effects of our determinations with regard to distribution for our creative content across windows. The initial costs of marketing campaigns are generally recognized in the business of initial exploitation, and amortization of capitalized production costs and licensed programming rights are generally allocated across businesses based on the estimated relative value of the distribution windows. Accordingly, our distribution determinations impact the costs of each business, including the applicable DTC service. There are a number of competing DTC businesses. Consumers may not be willing to pay for an expanding set of DTC services at increasing prices, potentially exacerbated by challenging economic conditions, such as during periods of high inflation or declines in economic activity. In addition, such economic conditions negatively impact the purchase of and price for advertising on our DTC streaming services. We face competition for creative talent and sports and other programming rights and are sometimes not successful in recruiting and retaining talent and obtaining desired programming rights and face increased costs to do so. We have experienced flat subscriber growth or net losses of subscribers in periods. Our content does not always successfully attract and retain subscribers in the quantities that we expect. Our content is subject to cost pressures and may cost more than we expect. We may not successfully manage our costs to meet our profitability goals. Government regulation, including revised foreign content and ownership regulations as well as government-imposed content restrictions, impacts the implementation of our DTC business plans. The highly competitive environment in which we operate puts pricing pressure on our DTC offerings and may require us to lower our prices or not take price increases to attract or retain customers or lead to higher churn rates. These and other risks may impact the profitability and success of our DTC streaming services.
Potential credit ratings actions, increases in interest rates, or volatility in the U.S. and global financial markets could impede access to, or increase the cost of, financing our operations and investments.
Our borrowing costs have been and can be affected by short- and long-term debt ratings assigned by nationally recognized ratings agencies that are based, in part, on the Company’s performance as measured by credit metrics such as leverage and interest coverage ratios. Our elevated indebtedness and leverage ratios in response to the financial impact of COVID-19 on our businesses resulted in S&P Global Ratings and Fitch Ratings downgrading our debt ratings. As of September 28, 2024, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively; S&P Global Ratings’ long- and short-term debt ratings for the Company were A- and A-2 (Positive), respectively; and Fitch Ratings’ long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. Any future downgrades could increase our cost of borrowing and/or make it more difficult for us to obtain financing on acceptable terms.
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
Elevated indebtedness could have the effect of, among other things, reducing our financial flexibility and our ability to respond to changing business and economic conditions and other uncontrollable events. Debt repayment obligations could also reduce funds available for investments, capital expenditures, share repurchases and dividends, and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels. Our leverage ratios increased as the result of COVID-19’s impact on financial performance, which caused certain of the credit ratings agencies to downgrade their assessment of our credit ratings. Downgrades to our credit ratings may negatively impact our cost of borrowings and/or make it more difficult for us to obtain financing on acceptable terms.
Labor disputes disrupt our operations and adversely affect the profitability of our businesses.
A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations. Further, some employees of licensees who manufacture and retailers who sell our licensed consumer products, and employees of providers of programming content (such as sports leagues) are covered by labor agreements with their employers. From time to time, collective bargaining agreements and other labor agreements expire, requiring renegotiation of their terms. In general, labor disputes and work stoppages involving our employees; persons employed on our productions; athletes or others employed by, or otherwise connected with, sports leagues or organizers; or the employees of our licensees or retailers who sell our licensed consumer products or providers of programming content may disrupt or lead to closure of certain operations and reduce our revenues and the profitability of our businesses. For example, in fiscal 2023, members of the Writers Guild of America (WGA) commenced a work stoppage, which lasted for almost five months, and members of SAG-AFTRA, the union representing television and movie actors, also commenced a work stoppage, which lasted for almost four months. These work stoppages affected our productions and the pipeline for programming and theatrical releases, which resulted in reduced revenue for the impacted businesses. The new collective bargaining agreements with these and another entertainment guild and recently with certain labor unions at our domestic parks and resorts will increase our costs to create our content and to operate our domestic parks and resorts, respectively. In July 2024, members of SAG-AFTRA commenced a work stoppage against video game employers, which is ongoing. As a general matter, resolution of labor disputes and negotiation of new collective bargaining agreements, including as a result of rate increases and other changes to employee benefits, has in the past increased our costs and may increase our costs in the future.
The seasonality of certain of our businesses and timing of certain of our product offerings could exacerbate negative impacts on our operations.
Each of our businesses is normally subject to seasonal variations and variations in connection with the timing of our product offerings, including as follows:
•Revenues at the Experiences segment fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities and seasonal consumer purchasing behavior, which generally results in increased revenues during the Company’s first and fourth fiscal quarters. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. Revenues at the Experiences segment also sometimes fluctuate with changes in theme park attendance and resort occupancy resulting from special celebrations or events that increase demand in the applicable periods and decrease demand in prior or later periods as guests time their vacations to occur during such special celebrations or events. In addition, licensing revenues fluctuate with the timing and performance of our theatrical releases and cable programming broadcasts.
•Revenues from television networks and stations are subject to seasonal advertising patterns and changes in viewership levels, including related to certain sporting events. In general, domestic general entertainment linear networks advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months, and sports advertising revenues are impacted by the timing of sports seasons and events, which varies throughout the year and/or take place periodically.
•Revenues from content sales/licensing fluctuate due to the timing of content releases across various distribution markets. Release dates and methods are determined by a number of factors, including, among others, competition, and the timing of vacation and holiday periods.
•DTC revenues fluctuate based on: changes in the number of subscribers, mix of subscribers to different offerings and subscriber fees; viewership levels; and the demand for sports and film and television content. Each of these is sensitive to the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons, content production schedules and sports league work stoppages.
Accordingly, negative impacts on our business occurring during a time of typical high seasonal demand such as our park closures due to hurricane damage during the summer travel season or other high seasons, could have a disproportionate effect on the results of that business for the year.
Our operations are impacted by our ability to attract and retain employees and costs of employee wages and health, welfare and retirement benefits, including postretirement medical benefits for some employees and retirees, may reduce our profitability.
With approximately 233,000 employees, the success of our businesses is substantially affected by our ability to attract and retain a workforce with the necessary skills for our varied businesses, including executing successfully on succession planning for the talent at all levels necessary to advance the Company’s key objectives and strategies. Further, our profitability is substantially affected by labor costs, including wages and our health, welfare and retirement benefits, including the costs of medical benefits for current employees and the costs of postretirement medical benefits for some current employees and retirees. We may experience significant increases in these costs as a result of macroeconomic, regulatory, competitive and other factors. For example, labor costs in our parks and resorts have increased, and we expect will continue to increase, as a result of collective bargaining agreements and wage laws and regulations where we operate. Further, certain conditions in the healthcare industry, such as prolonged workforce shortages or rising prescription drug prices, may lead to an increase in the cost of medical insurance and expenses. In addition, for benefits provided to certain employees, changes in asset values, investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These factors may also increase future funding requirements for these benefit plans. There can be no assurance that we will succeed in attracting and retaining the human resources necessary for the success of our businesses or in limiting cost increases from wages and other employee benefits, which could reduce the profitability of our businesses.
We face risks related to costs and expenses in connection with the acquisition of NBC Universal’s (NBCU) equity interest in Hulu and the TFCF acquisition.
On November 1, 2023, NBCU exercised its right to require the Company to purchase NBCU’s equity interest in Hulu under a put/call arrangement between the parties. The purchase price for NBCU’s equity interest in Hulu will be determined based on NBCU’s equity ownership percentage of the greater of Hulu’s equity fair value as of September 30, 2023 based on a contractual appraisal process, and a guaranteed floor value. Further, the Company will share with NBCU 50% of the Company’s tax benefit from the purchase of NBCU’s interest in Hulu, which payments are expected to be made primarily over a 15-year period. In May 2024, the Company and NBCU entered into a confidential arbitration to resolve a dispute regarding the contractual appraisal process, in which the parties seek declaratory relief, equitable relief and unspecified damages (see Note 2 of the Consolidated Financial Statements for additional information). In addition, we may incur significant costs and expenses in connection with the TFCF acquisition, including costs for which we have established reserves or which may lead to reserves in the future. The cost to purchase NBCU’s equity interest in Hulu and related obligations to NBCU and any such other costs could negatively impact the Company’s cash position and result in the Company incurring additional indebtedness.
RISKS RELATED TO INTELLECTUAL PROPERTY, CYBERSECURITY AND REGULATORY REQUIREMENTS
The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.
The value to us of our IP is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. Where those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our IP may decrease, or the cost of obtaining and maintaining rights may increase. The terms of some copyrights for IP related to some of our products and services have expired, including the copyright term for the short film Steamboat Willie (1928) and early versions of characters depicted in this film, and other copyrights will expire in the future. For example, in the United States and countries that look to the United States copyright term when shorter than their own, the copyright term for early works and the specific early versions of characters depicted in those works expires at the end of the 95th calendar year after the date the copyright was originally secured in the United States. As copyrights expire, we expect that revenues generated from such IP will be negatively impacted to some extent.
The unauthorized use of our IP may increase the cost of protecting rights in our IP or reduce our revenues. The convergence of computing, communications and entertainment devices, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and the enforcement of IP rights more challenging. The unauthorized distribution and access to entertainment content generally continues to be a significant challenge for IP rights holders. Further, the availability of certain AI tools has facilitated the creation of infringing works based on the unauthorized use of our IP. Inadequate laws or weak enforcement mechanisms to protect entertainment industry IP in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its IP rights. Distribution innovations have increased opportunities to access content in unauthorized ways. Additionally, negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments require us to devote substantial resources to protecting our IP against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content and other commercial misuses of our IP. The legal landscape for some new technologies, including some AI tools, remains uncertain, and development of the law in this area could impact our ability to protect against infringing uses.
With respect to IP developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. In addition, the availability of copyright protection and other legal protections for IP generated by certain new technologies, such as generative AI, is uncertain. Successful challenges to our rights in IP typically result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from or utilize the IP that is the subject of challenged rights. From time to time, third parties allege that the Company is infringing certain third-party IP rights. Technological changes in industries in which the Company operates and extensive patent coverage in those areas increase the risk of such claims being brought and prevailing.
Cybersecurity and other data compromises and/or attempted compromises increase our costs, disrupt our services and business plans, lead to the disclosure of our confidential information, including unauthorized use of our intellectual property, and negatively impact our reputation.
We maintain information necessary to conduct our business, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer and cloud-based systems to deliver our products and services and operate our businesses. Data maintained in digital form is subject to the risk of unauthorized access, modification, exfiltration, destruction or denial of access and our systems are subject to cyberattacks that from time to time result in disruptions in service. We also use many third-party systems and software, which are also subject to supply chain and other cyberattacks.
We have developed and maintain an information security program to assess, identify and manage cyber risks and the continued development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change, including as a result of the proliferation of AI tools, and efforts to overcome security measures become more sophisticated. We face an increasingly challenging cybersecurity environment with expanding and evolving threats from a variety of potential bad actors. While we employ various tools in an effort to protect our data and systems, certain of our defenses remain subject to human error. Remote work by our employees and contractors and those of the third parties with whom we engage create additional risks. Despite our efforts, the risk of a potentially material incident as a result of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated, and from time to time our systems have been compromised and may in the future be compromised. For example, as previously disclosed in the Company’s Form 10-Q for the third quarter of fiscal 2024, in fiscal 2024 over a terabyte of data from one of the communications systems used by the Company was improperly exfiltrated and released. In addition, we provide confidential, proprietary and personal information to third parties in certain cases, which information and related systems have been compromised and are also subject to the risk of future material compromise.
If our information or cyber security systems or data are compromised in a material way, our ability to conduct our business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. We have experienced and may in the future experience cybersecurity attacks that result in the misappropriation of personal information of our customers and/or employees, which may result in reputational damage, loss of business and/or harm to employee morale. Related remediation of harm to our customers and employees or damages arising from litigation and/or fines or other actions we take with respect to judicial or regulatory actions arising out of an incident create additional costs and/or impacts to our businesses. Insurance does not cover all potential losses or damages associated with such attacks or events. Our systems and users and those of third parties with whom we engage are continually attacked, sometimes successfully, and there can be no assurance that future incidents will not have material adverse effects on our operations or financial results.

Regulations applicable to our businesses impact the profitability of our businesses.
Each of our businesses, including our broadcast networks and television stations, is subject to a variety of U.S. and international regulations, which impact the operations and profitability of our businesses. Some of these regulations include:
•U.S. FCC regulation of our television and radio networks, our national programming networks and our owned television stations. See Item 1 — Federal Communications Commission Regulation.
•Federal, state and foreign privacy and data protection laws and regulations, including with respect to child safety. See Item 1 — Privacy and Data Protection Regulation.
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
•Restrictions on the manner in which content is currently licensed and distributed, ownership restrictions or film or television content requirements, investment obligations or quotas. See Item 1 — International Content Regulation.
•Domestic and international labor laws, tax laws and antitrust laws.
New laws and regulations, as well as changes in any of these current laws and regulations or regulator activities (or, if applicable, private litigation to enforce such laws and regulations) in any of these areas, or others, may require us to incur additional compliance costs, may restrict our ability to execute on our business strategies as planned or offer products and services in ways that are profitable, and create an increasingly unpredictable regulatory landscape. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations limiting international trade and investment and disrupting our operations outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong. For example, in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, including new prohibitions on the importation of goods from certain regions and other jurisdictions are considering similar measures; and U.S. state governments have become more active in passing legislation targeted at specific sectors and companies and applying existing laws in novel ways to new technologies, including streaming and online commerce. Further the legal and regulatory landscape for certain new technologies, such as AI, is uncertain and evolving and our compliance obligations could increase our costs or limit how we may use these technologies in one or more of our businesses.
Our operations outside the U.S. are affected by the operation of laws in those jurisdictions.
Our operations outside the U.S. are in many cases subject to the laws of the jurisdictions in which they operate rather than, or in addition to, U.S. law. Laws in some international jurisdictions differ in significant respects from those in the U.S. These differences can affect our ability to react to changes in our business, and our rights or ability to enforce rights are sometimes different than would be expected under U.S. law. Moreover, enforcement of laws in some international jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law alone governed these operations.
RISKS RELATED TO OWNERSHIP OF OUR STOCK
The price of our common stock has been, and may continue to be, volatile.
The price of our common stock has experienced substantial volatility and may continue to be volatile. Various factors have impacted, and may continue to impact, the price of our common stock, including, among others, changes in management; variations in our operating results; variations between our actual results and expectations of securities analysts; changes in our estimates, guidance or business plans; changes in financial estimates and recommendations by securities analysts; the activities, operating results or stock price of our competitors or other industry participants in the industries in which we operate; the announcement or completion of significant transactions by us or a competitor; events affecting the stock market generally; and the economic and political conditions in the U.S. and internationally, as well as other factors described in this Item 1A. Some of these factors may adversely impact the price of our common stock, regardless of our operating performance. Further, volatility in the price of our common stock may negatively impact one or more of our businesses, including by increasing stock awards for our employees who participate in our stock incentive programs or limiting our financing options for acquisitions and other business expansion.

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
ITEM 1B. Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal 2024 that remain unresolved.
ITEM 1C. Cybersecurity
Risk Management and Strategy
We have implemented processes for assessing, identifying and managing material risks from cybersecurity threats as part of our overall risk management program. Our cybersecurity program is informed by the National Institute of Standards and Technology Cybersecurity Framework as well as other globally recognized standards. We use a layered defense model, incorporating a wide range of technologies and practices in an effort to prevent, detect and mitigate threats. These measures include intrusion detection and prevention systems, multi-factor authentication, encryption and endpoint protection tools. We also implement threat detection and response solutions. To address emerging threats, we employ automated monitoring, vulnerability scans and patch management processes. Regular assessments, such as penetration tests, security audits and table-top exercises, are conducted to identify vulnerabilities and promote incident response and risk mitigation. We also provide privacy and information security trainings for our employees on a recurring basis. From time to time, we engage assessors, consultants and other third parties to assist with assessing, identifying and managing cybersecurity risks, including assisting us to conduct some of the foregoing assessments. Our cybersecurity risk management processes also are informed by intelligence received from recognized cybersecurity industry experts and other third-party sources, and as appropriate we engage outside counsel to advise on regulatory compliance and other cybersecurity risk management efforts.
In addition, we have processes designed to oversee and identify cybersecurity risks associated with our use of third-party service providers. Where appropriate based on the data and intellectual property to which these providers are reasonably expected to have access, we conduct security assessments and due diligence reviews of third-party systems for compliance with our security standards, and we include data protection language in our agreements with these third parties.
Further, as part of our cybersecurity risk management processes, we maintain an incident response plan (IRP) that establishes a set of procedures for reporting and handling cybersecurity events. The IRP delegates to an internal incident response team the initial assessment, investigation and remediation of the event and includes, among other procedures, guidelines for escalation to senior management and engagement with law enforcement. In certain instances, events are escalated to the Cybersecurity Incident Disclosure Subcommittee, which is a subcommittee of the Company’s Risk Management Committee (RMC) (discussed further below) and is responsible for, among other things, the accurate and timely disclosure of material cybersecurity incidents under the federal securities laws, including making the materiality determination and approving related securities disclosures.
As discussed in further detail in Item 1A – Risk Factors, the Company faces an increasingly challenging cybersecurity environment, and from time to time the persistent efforts of bad actors to gain unauthorized access to our and our service providers’ information systems and our confidential and proprietary information are successful. In fiscal 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents or will not discover additional information about previously detected events.
Governance
The Company’s Board of Directors has delegated to the Audit Committee oversight responsibility for information technology risks, including cybersecurity and data security risks and mitigation strategies. The Audit Committee at least annually receives reports from the Senior Vice President, Chief Information Security Officer (CISO) concerning the Company’s cybersecurity and data security risks, including ongoing efforts to prevent, detect, monitor, remediate and manage such cybersecurity threats, the threat environment, incident updates and emerging cybersecurity practices and technologies. The Chair of the Audit Committee reports on its discussion, including concerning cybersecurity matters, to the full Board. In addition, from time to time, senior management briefs the Audit Committee, the Audit Committee Chair and the Board on cybersecurity matters potentially of interest, including cybersecurity events, regulatory disclosures and regulatory trends.
Day-to-day management of our information security strategy and operations is currently the responsibility of our CISO, who reports into our Chief Financial Officer. Prior to joining the Company, our CISO held senior leadership roles in various other organizations, including as CISO for a publicly traded, global retailer and as a consultant advising organizations on information security strategy, and as a Special Agent with the U.S. Secret Service focusing on electronic crimes. That experience is supplemented by the collective experience and expertise of our dedicated internal teams of cybersecurity personnel.
In addition, the Company’s RMC, a management level committee that includes, among others, the Chief Financial Officer and Chief Legal and Compliance Officer, oversees and supports the Company’s ongoing efforts to identify, assess and prioritize, manage and monitor the Company’s enterprise risks, including risks related to privacy and cybersecurity, and periodically reports certain discussions to the Company’s Chief Executive Officer and Audit Committee. The RMC’s Cybersecurity Incident Disclosure Subcommittee, whose members include the members of the RMC, the CISO and lead securities counsel, is tasked with assessing significant events for materiality, related timely and accurate disclosure under the securities laws and, as appropriate, escalating such events to the Audit Committee and the Board of Directors.
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

Location	Property / Approximate Size	Use	Business Segment
Burbank, CA & surrounding cities(1)	Land (201 acres) & Buildings (4,733,000 ft2)	Owned Office/Production/Warehouse (includes 240,000 ft2 leased to third-party tenants)	Corporate/Entertainment/Experiences

Burbank, CA & surrounding cities(1)	Buildings (1,760,000 ft2)	Leased Office/Warehouse	Corporate/Entertainment/Experiences

Los Angeles, CA	Land (22 acres) & Buildings (599,000 ft2)	Owned Office/Production/Technical Warehouse	Corporate/Entertainment

Los Angeles, CA	Buildings (2,434,000 ft2)	Leased Office/Production/Technical/Theater	Corporate/Entertainment/Experiences

New York, NY	Buildings (1,104,000 ft2)	Owned Office	Corporate/Entertainment/Sports

New York, NY	Buildings (2,202,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 696,000 ft2 leased to third-party tenants)	Corporate/Entertainment/Experiences/Sports

Bristol, CT	Land (117 acres) & Buildings (1,078,000 ft2)	Owned Office/Production/Technical	Sports

Bristol, CT	Buildings (273,000 ft2)	Leased Office/Warehouse/Technical	Sports

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Entertainment

Emeryville, CA	Buildings (94,000 ft2)	Leased Office/Storage	Entertainment

San Francisco, CA	Buildings (536,000 ft2)	Leased Office/Production/Technical/Theater (includes 47,000 ft2 leased to third-party tenants)	Corporate/Entertainment

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corporate/Entertainment/Experiences

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail/Residential	Entertainment/Experiences
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

The executive officers of the Company are:

Name	Age	Title	Executive Officer Since
Robert A. Iger	73	Chief Executive Officer(1)	2022
Hugh F. Johnston	63	Senior Executive Vice President and Chief Financial Officer(2)	2023
Horacio E. Gutierrez	59	Senior Executive Vice President, Chief Legal and Compliance Officer(3)	2022
Sonia L. Coleman	52	Senior Executive Vice President and Chief Human Resources Officer(4)	2023
Kristina K. Schake	54	Senior Executive Vice President and Chief Communications Officer(5)	2022
(1)Mr. Iger was appointed Chief Executive Officer effective November 20, 2022. He also serves as a director on the Board of Directors from November 20, 2022. He previously served as Executive Chairman of the Company from February 2020 through December 2021 and as Chief Executive Officer of the Company from September 2005 to February 2020. He served as Chairman of the Board of Directors from 2012 to 2021.
(2)Mr. Johnston was appointed Chief Financial Officer effective December 4, 2023. Prior to joining the Company, he served as Executive Vice President and Chief Financial Officer, from 2010, and Vice Chairman, from 2015 to November 2023 of PepsiCo, Inc. (“PepsiCo”). His portfolio included a variety of responsibilities, including leadership of PepsiCo’s information technology function from 2015, PepsiCo’s global e-commerce business from 2015 to 2019, and the Quaker Foods North America division from 2014 to 2016. He also held a number of other leadership roles during his PepsiCo career, having served as Executive Vice President, Global Operations from 2009 to 2010, President of Pepsi-Cola North America from 2007 to 2009, Executive Vice President, Operations from 2006 to 2007 and Senior Vice President, Transformation from 2005 to 2006. Prior to that, he served as Senior Vice President and Chief Financial Officer of PepsiCo Beverages and Foods from 2002 through 2005, and as PepsiCo’s Senior Vice President of Mergers and Acquisitions in 2002. He joined PepsiCo in 1987 as a Business Planner and held various finance positions until 1999 when he left to join Merck & Co., Inc. as Vice President, Retail, a position which he held until he rejoined PepsiCo in 2002. Mr. Johnston serves on the board of directors of Microsoft Corporation, which he joined in 2017, and on the board of HCA Healthcare, Inc., which he joined in 2021.
(3)Mr. Gutierrez was appointed Senior Executive Vice President and General Counsel effective February 1, 2022, appointed Senior Executive Vice President, General Counsel and Chief Compliance Officer effective March 27, 2023 and appointed Senior Executive Vice President, Chief Legal and Compliance Officer effective December 21, 2023. Prior to joining the Company, he served as Head of Global Affairs and Chief Legal Officer for Spotify Technology S.A. (Spotify) from November 2019 to January 2022, where he led a global, multi-disciplinary team of business, corporate communications and public affairs, government relations, licensing, operations and legal professionals responsible for the company’s work in areas including industry relations, content partnerships, public policy, and trust & safety. He was previously Spotify’s General Counsel - Vice President, Business & Legal Affairs from April 2016 to November 2019.
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
See Note 11 of the Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2024.
As of September 28, 2024, the approximate number of common shareholders of record was 734,000.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 28, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30, 2024 – July 31, 2024	2,732,000	$94.70	2,732,000	374 million
August 1, 2024 – August 31, 2024	1,536,500	89.18	1,536,500	372 million
September 1, 2024 – September 28, 2024	742,500	91.23	742,500	372 million
Total	5,011,000	92.49	5,011,000	372 million
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
($ in millions, except per share data)

	2024	2023	% Change Better (Worse)
Revenues:
Services	$81,841	$79,562	3%
Products	9,520	9,336	2%
Total revenues	91,361	88,898	3%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(52,509)	(53,139)	1%
Cost of products (exclusive of depreciation and amortization)	(6,189)	(6,062)	(2) %
Selling, general, administrative and other	(15,759)	(15,336)	(3) %
Depreciation and amortization	(4,990)	(5,369)	7%
Total costs and expenses	(79,447)	(79,906)	1%
Restructuring and impairment charges	(3,595)	(3,892)	8%
Other income (expense), net	(65)	96	nm
Interest expense, net	(1,260)	(1,209)	(4) %
Equity in the income of investees, net	575	782	(26) %
Income before income taxes	7,569	4,769	59%
Income taxes	(1,796)	(1,379)	(30) %
Net income	5,773	3,390	70%
Net income attributable to noncontrolling interests	(801)	(1,036)	23%
Net income attributable to Disney	$4,972	$2,354	>100%
Diluted earnings per share attributable to Disney	$2.72	$1.29	>100%
Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•Consolidated Results and Non-Segment Items
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Liquidity and Capital Resources
•Developments and Trends
•Critical Accounting Policies and Estimates
•DTC Product Descriptions, Key Definitions and Supplemental Information
•Supplemental Guarantor Financial Information
In Item 7, we discuss fiscal 2024 and 2023 results and comparisons of fiscal 2024 results to fiscal 2023 results. Discussions of fiscal 2022 results and comparisons of fiscal 2023 results to fiscal 2022 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Revenues for fiscal 2024 increased 3%, or $2.5 billion, to $91.4 billion; net income attributable to Disney increased $2.6 billion to income of $5.0 billion compared to $2.4 billion in the prior year; and diluted earnings per share (EPS) from continuing operations attributable to Disney increased to $2.72 compared to $1.29 in the prior year. The EPS increase was due to higher operating income at Entertainment.
Revenues
Service revenues for fiscal 2024 increased 3%, or $2.3 billion, to $81.8 billion, due to higher subscription revenue, growth at our parks and experiences businesses, and, to a lesser extent, higher advertising revenue. These increases were partially offset by lower theatrical distribution revenue, a decrease in TV/VOD distribution sales and lower affiliate revenue. Service revenues reflected an approximate 1 percentage point decrease due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact).
Costs and expenses
Cost of services for fiscal 2024 decreased 1%, or $0.6 billion, to $52.5 billion, primarily due to lower non-sports programming and production costs, partially offset by higher sports programming and production costs and the impact of inflation and increased volumes at our parks and experiences businesses. Costs of services reflected an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Depreciation and amortization decreased 7%, or $0.4 billion, to $5.0 billion due to lower depreciation at our domestic parks and resorts and lower TFCF and Hulu acquisition amortization.
Restructuring and Impairment Charges

($ in millions)	2024	2023
Impairments:
Star India	$1,545	$—
Goodwill(1)	1,287	721
Retail assets	328	—
Content(2)	187	2,577
Equity investments	165	141
Severance	83	357
Costs to exit our Russia businesses and other	—	96
	$3,595	$3,892
(1)In the current year, goodwill impairments related to our general entertainment linear networks. In the prior year, goodwill impairments related to our general entertainment and international sports linear networks.
(2)In the current and prior years, content impairments related to strategic changes in our approach to content curation.
Other Income (expense), net

($ in millions)	2024	2023	% Change Better (Worse)
DraftKings gain	$—	$169	(100) %
Other, net	(65)	(73)	11%
Other income (expense), net	$(65)	$96	nm
In fiscal 2023, the Company recognized a gain of $169 million on its investment in DraftKings, Inc. (DraftKings), which was sold in fiscal 2023.
Interest Expense, net

($ in millions)	2024	2023	% Change Better (Worse)
Interest expense	$(2,070)	$(1,973)	(5) %
Interest income, investment income and other	810	764	6%
Interest expense, net	$(1,260)	$(1,209)	(4) %
The increase in interest expense was due to higher average rates, partially offset by lower average debt balances.
The increase in interest income, investment income and other was driven by a larger benefit from pension and postretirement benefit costs, other than service cost, and investments gains in the current year compared to losses in the prior year, partially offset by the impact of lower cash and cash equivalent balances.
Equity in the Income of Investees
Equity in the income of investees decreased $207 million to $575 million in the current year due to lower income from A+E.

Effective Income Tax Rate

($ in millions)	2024	2023
Income before income taxes	$7,569	$4,769
Income tax expense	1,796	1,379
Effective income tax rate	23.7%	28.9%
The decrease in the effective income tax rate in the current year compared to the prior year was due to the recognition of a $418 million benefit in the current year related to prior years’ tax matters (Income Tax Reserve Adjustments) and a lower foreign effective tax rate. These decreases were partially offset by higher non-tax deductible impairments in the current year compared to the prior year. We recognized $2.9 billion of impairments in the current year and $0.7 billion of impairments in the prior year that are not tax deductible.
Noncontrolling Interests

($ in millions)	2024	2023	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(801)	$(1,036)	23%
The decrease in net income attributable to noncontrolling interests reflected the comparison to the accretion of NBCU’s interest in Hulu and Major League Baseball’s interest in BAMTech LLC as well as lower results at our National Geographic business. These decreases were partially offset by improved results at Hong Kong Disneyland Resort. We had accreted to the redemption value for BAMTech LLC by November 2022 and to the guaranteed floor payment for Hulu by December 2023.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Year
Results for fiscal 2024 were impacted by the following:
•Restructuring and impairment charges of $3,595 million
•TFCF and Hulu acquisition amortization of $1,677 million
•Other expense of $65 million related to a legal ruling
•Income Tax Reserve Adjustments of $418 million
Results for fiscal 2023 were impacted by the following:
•Restructuring and impairment charges of $3,892 million
•TFCF and Hulu acquisition amortization of $1,998 million
•Other income, net of $96 million, primarily due to the DraftKings gain ($169 million), partially offset by a charge related to a legal ruling ($101 million)

A summary of the impact of these items on EPS is as follows:

($ in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Year Ended September 28, 2024:
Restructuring and impairment charges	$(3,595)	$293	$(3,302)	$(1.78)
TFCF and Hulu acquisition amortization(3)	(1,677)	391	(1,286)	(0.68)
Other expense	(65)	11	(54)	(0.03)
Income Tax Reserve Adjustments	—	418	418	0.23
Total	$(5,337)	$1,113	$(4,224)	$(2.26)

Year Ended September 30, 2023:
Restructuring and impairment charges(4)	$(3,836)	$717	$(3,119)	$(1.69)
TFCF and Hulu acquisition amortization(3)	(1,998)	465	(1,533)	(0.82)
Other income, net	96	(13)	83	0.05
Total	$(5,738)	$1,169	$(4,569)	$(2.46)

(1)Tax benefit (expense) is determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest, where applicable. Total may not equal the sum of the column due to rounding.
(3)Includes amortization of intangibles related to TFCF equity investees.
(4)Restructuring and impairment charges in the prior year include the impact of a content license agreement termination with A+E, which generated a gain at A+E. The Company’s 50% interest in this gain was $56 million (A+E gain) and is included in Restructuring and impairment charges in this table.
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
Entertainment
The Entertainment segment generates revenue from film, episodic and other content that is produced and distributed across three significant lines of business:
•Linear Networks, which primarily generates revenue from affiliate fees and advertising
•Direct-to-Consumer, which primarily generates revenue from subscription fees and advertising
•Content Sales/Licensing, which primarily generates revenue from the sale of film and episodic content in the TV/VOD and home entertainment markets, distribution of films in the theatrical market, licensing of our music rights, sales of tickets to stage play performances and licensing of our IP for use in stage plays. Revenues also include an intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on IP created by the Entertainment segment.
Operating expenses at the Entertainment segment primarily consist of programming and production costs, technology support costs, operating labor and distribution costs. Programming and production costs include the following:
•Amortization of capitalized production costs and licensed programming rights
•Subscriber-based fees for programming the Hulu Live service, including fees paid by Hulu to the Sports segment and other Entertainment segment businesses for the right to air their linear networks on Hulu Live
•Production costs related to live programming (primarily news)
•Participations and residual expenses
•Fees paid to the Sports segment to program ESPN on ABC and certain sports content on Disney+
Amortization of capitalized production costs and licensed programming rights is generally allocated across Entertainment’s businesses based on the estimated relative value of the distribution windows. The initial costs of marketing campaigns are generally recognized in the business of initial exploitation. Certain other costs, such as technology, shared services and certain labor related costs, are allocated based on metrics designed to correlate with consumption.
Sports
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
Experiences
The Experiences segment primarily generates revenue from the sale of admissions to theme parks, the sale of food, beverage and merchandise at our theme parks and resorts, charges for room nights at hotels, sales of cruise vacations, sales and rentals of vacation club properties, royalties from licensing our IP for use on consumer goods and the sale of branded merchandise. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties from Tokyo Disney Resort. Significant expenses include operating labor, infrastructure costs, costs of goods sold and distribution costs, depreciation and other operating expenses. Infrastructure costs include technology support costs, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
Eliminations
The following transactions are recognized in segment revenues and eliminated in total Company revenue:
•Fees paid by Hulu to ESPN and the Entertainment linear networks business for the right to air their networks on Hulu Live
•Fees paid by ABC Network and Disney+ to ESPN to program ESPN on ABC and certain sports content on Disney+, respectively
BUSINESS SEGMENT RESULTS - 2024 vs. 2023
The following table presents revenues from our operating segments:

($ in millions)	2024	2023	% Change Better (Worse)
Entertainment	$41,186	$40,635	1%
Sports	17,619	17,111	3%
Experiences	34,151	32,549	5%
Eliminations	(1,595)	(1,397)	(14) %
Revenues	$91,361	$88,898	3%
The following table presents income from our operating segments and other components of income from continuing operations before income taxes:

($ in millions)	2024	2023	% Change Better (Worse)
Entertainment operating income	$3,923	$1,444	>100%
Sports operating income	2,406	2,465	(2) %
Experiences operating income	9,272	8,954	4%
Corporate and unallocated shared expenses	(1,435)	(1,147)	(25) %
Restructuring and impairment charges(1)	(3,595)	(3,836)	6%
Other income (expense), net	(65)	96	nm
Interest expense, net	(1,260)	(1,209)	(4) %
TFCF and Hulu acquisition amortization	(1,677)	(1,998)	16%
Income from continuing operations before income taxes	$7,569	$4,769	59%
(1) Restructuring and impairment charges in the prior year include the A+E gain.

Entertainment
Revenue and operating results for the Entertainment segment are as follows:

($ in millions)	2024	2023	% Change Better (Worse)
Revenues:
Linear Networks	$10,692	$11,701	(9) %
Direct-to-Consumer	22,776	19,886	15%
Content Sales/Licensing and Other	7,718	9,048	(15) %
	$41,186	$40,635	1%
Segment operating income (loss):
Linear Networks	$3,452	$4,119	(16) %
Direct-to-Consumer	143	(2,496)	nm
Content Sales/Licensing and Other	328	(179)	nm
	$3,923	$1,444	>100%
Revenues
The increase in Entertainment revenues was due to subscription revenue growth, partially offset by decreases in theatrical distribution, affiliate and TV/VOD distribution revenues.
Operating income
The increase in Entertainment operating income was due to improved results at Direct-to-Consumer and, to a lesser extent, Content Sales/Licensing and Other, partially offset by a decrease at Linear Networks.
Linear Networks
Operating results for Linear Networks are as follows:

($ in millions)	2024	2023	% Change Better (Worse)
Revenues
Affiliate fees	$6,872	$7,369	(7) %
Advertising	3,676	4,159	(12) %
Other	144	173	(17) %
Total revenues	10,692	11,701	(9) %
Operating expenses	(5,083)	(5,577)	9%
Selling, general, administrative and other	(2,644)	(2,641)	— %
Depreciation and amortization	(52)	(54)	4%
Equity in the income of investees	539	690	(22) %
Operating Income	$3,452	$4,119	(16) %
Revenues - Affiliate fees

($ in millions)	2024	2023	% Change Better (Worse)
Domestic	$5,826	$6,136	(5) %
International	1,046	1,233	(15) %
	$6,872	$7,369	(7) %
The decrease in domestic affiliate revenue was due to a decline of 11% from fewer subscribers, including the impact of the non-renewal of carriage of certain networks by an affiliate, partially offset by an increase of 6% from higher effective rates.
Lower international affiliate revenue was attributable to decreases of 8% from fewer subscribers driven by channel closures, 3% from lower effective rates and 3% from an unfavorable Foreign Exchange Impact.

Revenues - Advertising

($ in millions)	2024	2023	% Change Better (Worse)
Domestic	$2,705	$3,178	(15) %
International	971	981	(1) %
	$3,676	$4,159	(12) %
The decrease in domestic advertising revenue was due to a decrease of 14% from fewer impressions and 2% from lower rates. The decrease in impressions was due to lower average viewership. Lower rates were driven by a decrease in political advertising at the owned television stations.
International advertising revenue decreased modestly compared to the prior year as decreases of 3% from an unfavorable Foreign Exchange Impact and 3% from fewer impressions were partially offset by an increase of 4% from higher rates.
Operating Expenses

($ in millions)	2024	2023	% Change Better (Worse)
Programming and production costs
Domestic	$(3,463)	$(3,858)	10%
International	(706)	(712)	1%
Total programming and production costs	(4,169)	(4,570)	9%
Other operating expenses	(914)	(1,007)	9%
	$(5,083)	$(5,577)	9%
The decrease in domestic programming and production costs was due to a lower average cost mix of programming, including fewer hours of scripted programming, which reflected the impact of production delays as a result of guild strikes in the prior year.
International programming and production costs were comparable to the prior year as the impact of channel closures and a favorable Foreign Exchange Impact were largely offset by inflation.
The decrease in other operating expenses was due to lower technology and distribution costs including the impact of international channel closures.
Equity in the Income of Investees
Income from equity investees decreased $151 million, to $539 million from $690 million, due to lower income from A+E attributable to decreases in advertising and affiliate revenue.
Operating Income from Linear Networks
Operating income decreased 16%, to $3,452 million from $4,119 million due to decreases at our domestic and international businesses and lower income from equity investees.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

($ in millions)	2024	2023	% Change Better (Worse)
Supplemental revenue detail
Domestic	$8,621	$9,406	(8) %
International	2,071	2,295	(10) %
	$10,692	$11,701	(9) %
Supplemental operating income detail
Domestic	$2,387	$2,735	(13) %
International	526	694	(24) %
Equity in the income of investees	539	690	(22) %
	$3,452	$4,119	(16) %

Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

($ in millions)	2024	2023	% Change Better (Worse)
Revenues
Subscription fees	$18,796	$16,420	14%
Advertising	3,707	3,260	14%
Other	273	206	33%
Total revenues	22,776	19,886	15%
Operating expenses	(17,748)	(17,859)	1%
Selling, general, administrative and other	(4,574)	(4,168)	(10) %
Depreciation and amortization	(311)	(355)	12%
Operating Income (Loss)	$143	$(2,496)	nm
Revenues - Subscription fees
Growth in subscription fees reflected increases of 10% attributable to higher effective rates due to increases in retail pricing and 6% from subscriber growth, partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.
Revenues - Advertising
Higher advertising revenue reflected an increase of 26% from higher impressions, partially offset by a decrease of 12% from lower rates. The increase in impressions was due to Disney+ and Disney+ Hotstar growth, in part reflecting the launches of the ad-supported Disney+ service domestically in December 2022 and internationally starting in November 2023 and airing more cricket programming on Disney+ Hotstar. There were two significant International Cricket Council (ICC) tournaments in the current year compared to one in the prior year.
Revenues - Other
The increase in other revenue was due to a favorable Foreign Exchange Impact.
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics(1) to analyze trends and evaluate the overall performance of Disney+, Disney+ Hotstar and Hulu, and we believe these metrics are useful to investors in analyzing the business:
Paid subscribers at:

(in millions)	September 28, 2024	September 30, 2023	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	56.0	46.5	20%
International (excluding Disney+ Hotstar)(1)	66.7	66.1	1%
Disney+ Core(2)	122.7	112.6	9%

Disney+ Hotstar	35.9	37.6	(5) %

Hulu
SVOD Only	47.4	43.9	8%
Live TV + SVOD	4.6	4.6	— %
Total Hulu(2)	52.0	48.5	7%

Average Monthly Revenue Per Paid Subscriber for the fiscal year ended:

	2024	2023	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	$7.89	$6.97	13%
International (excluding Disney+ Hotstar)(1)	6.60	5.93	11%
Disney+ Core	7.18	6.39	12%

Disney+ Hotstar	0.96	0.66	45%

Hulu
SVOD Only	12.35	12.17	1%
Live TV + SVOD	95.12	90.52	5%
(1)See discussion on page 55—DTC Product Descriptions, Key Definitions and Supplemental Information
(2)Total may not equal the sum of the column due to rounding.
Domestic Disney+ average monthly revenue per paid subscriber increased from $6.97 to $7.89 due to higher retail pricing, partially offset by a higher mix of subscribers to wholesale offerings.
International Disney+ (excluding Disney+ Hotstar) average monthly revenue per paid subscriber increased from $5.93 to $6.60 due to increases in retail pricing, partially offset by a higher mix of subscribers to ad-supported and promotional offerings and an unfavorable Foreign Exchange Impact.
Disney+ Hotstar average monthly revenue per paid subscriber increased from $0.66 to $0.96 due to higher retail pricing and higher advertising revenue, partially offset by a higher mix of subscribers in lower-priced markets.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $12.17 to $12.35 due to increases in retail pricing, partially offset by a lower mix of subscribers with premium add-ons and a higher mix of subscribers to multi-product and promotional offerings.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $90.52 to $95.12 due to higher retail pricing, partially offset by lower advertising, a lower mix of subscribers with premium add-ons and a higher mix of subscribers to promotional offerings.
Operating Expenses

($ in millions)	2024	2023	% Change Better (Worse)
Programming and production costs
Hulu	$(8,582)	$(8,265)	(4) %
Disney+ and other	(5,499)	(5,694)	3%
Total programming and production costs	(14,081)	(13,959)	(1) %
Other operating expense	(3,667)	(3,900)	6%
	$(17,748)	$(17,859)	1%
Higher programming and production costs at Hulu were due to an increase in subscriber-based fees for programming the Hulu Live TV service primarily attributable to rate increases.
The decrease in programming and production costs at Disney+ and other was attributable to lower costs for non-sports content available on Disney+, partially offset by higher costs for cricket programming at Disney+ Hotstar. The increase in cricket programming costs reflected two significant ICC tournaments in the current year compared to one in the prior year.
Other operating expenses decreased due to lower distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $406 million, to $4,574 million from $4,168 million, primarily attributable to increases in marketing and labor costs.
Operating Income (Loss) from Direct-to-Consumer
Operating results from Direct-to-Consumer increased $2,639 million, to operating income of $143 million from an operating loss of $2,496 million due to improved results at Disney+.

Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

($ in millions)	2024	2023	% Change Better (Worse)
Revenues
TV/VOD distribution	$2,255	$2,618	(14) %
Theatrical distribution	2,266	3,174	(29) %
Home entertainment distribution	753	931	(19) %
Other	2,444	2,325	5%
Total revenues	7,718	9,048	(15) %
Operating expenses	(4,901)	(6,280)	22%
Selling, general, administrative and other	(2,108)	(2,595)	19%
Depreciation and amortization	(371)	(347)	(7) %
Equity in the loss of investees	(10)	(5)	(100) %
Operating Income (Loss)	$328	$(179)	nm
Revenues - TV/VOD distribution
The decrease in TV/VOD distribution revenue was due to lower sales of episodic and, to a lesser extent, film content.
Revenues - Theatrical distribution
The decrease in theatrical distribution revenue reflected fewer significant releases in the current year compared to the prior year. The current year included Inside Out 2, Deadpool & Wolverine, Kingdom of the Planet of the Apes, Alien: Romulus, Wish and The Marvels. The prior year included Avatar: The Way of Water, Black Panther: Wakanda Forever, Guardians of the Galaxy Vol. 3, The Little Mermaid, Ant-Man and the Wasp: Quantumania, Elemental and Indiana Jones and the Dial of Destiny.
Revenues - Home entertainment distribution
The decrease in home entertainment distribution revenue was due to lower unit sales.
Revenues - Other
Other revenue increased primarily due to higher revenue at Lucasfilm’s special effects business due to higher rates and more projects.
Operating expenses

($ in millions)	2024	2023	% Change Better (Worse)
Programming and production costs	$(4,135)	$(5,383)	23%
Distribution costs and cost of goods sold	(766)	(897)	15%
	$(4,901)	$(6,280)	22%
The decrease in programming and production costs was due to lower production cost amortization attributable to the decreases in theatrical and TV/VOD distribution revenues, partially offset by higher film cost impairments.
Lower distribution costs and cost of goods sold were driven by decreases in theatrical, home entertainment and TV/VOD distribution costs, partially offset by an increase at Lucasfilm’s special effects business due to more projects.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $487 million, to $2,108 million from $2,595 million, driven by lower theatrical marketing costs reflecting fewer significant releases in the current year.
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other increased $507 million, to income of $328 million from a loss of $179 million due to higher theatrical distribution results.

Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to Entertainment that are excluded from segment operating income:

($ in millions)	2024	2023	% Change Better (Worse)
Restructuring and impairment charges(1)	$(1,670)	$(3,431)	51%
TFCF and Hulu acquisition amortization(2)	(1,337)	(1,602)	17%
Gain on sale of a business	—	28	(100) %
(1)Fiscal 2024 includes $1,287 million for goodwill impairments related to our general entertainment linear networks, $187 million for content impairments, a $158 million impairment of an equity investment and $38 million of severance. Fiscal 2023 includes $2,521 million for content impairments (net of the A+E gain), $425 million for a goodwill impairment related to our general entertainment linear networks, $248 million of severance, a $141 million impairment of an equity investment and $96 million of charges primarily related to exiting our businesses in Russia.
(2)In fiscal 2024, amortization of step-up on film and television costs was $271 million and amortization of intangible assets was $1,054 million. In fiscal 2023, amortization of step-up on film and television costs was $439 million and amortization of intangible assets was $1,151 million.
Sports
Operating results for the Sports segment are as follows:

($ in millions)	2024	2023	% Change Better (Worse)
Revenues
Affiliate fees	$10,418	$10,590	(2) %
Advertising	4,388	3,920	12%
Subscription fees	1,650	1,517	9%
Other	1,163	1,084	7%
Total revenues	17,619	17,111	3%
Operating expenses	(13,934)	(13,314)	(5) %
Selling, general, administrative and other	(1,298)	(1,314)	1%
Depreciation and amortization	(39)	(73)	47%
Equity in the income of investees	58	55	5%
Operating Income	$2,406	$2,465	(2) %
Revenues - Affiliate fees

($ in millions)	2024	2023	% Change Better (Worse)
ESPN
Domestic	$9,131	$9,267	(1) %
International	1,049	1,051	— %
	10,180	10,318	(1) %
Star India	238	272	(13) %
	$10,418	$10,590	(2) %
The decrease in domestic ESPN affiliate revenue was due to a decrease of 8% from fewer subscribers, partially offset by an increase of 7% from higher effective rates.
International ESPN affiliate revenue was comparable to the prior year, as decreases from an unfavorable Foreign Exchange Impact and fewer subscribers were largely offset by higher effective rates.
Lower Star India affiliate revenue was attributable to decreases of 7% from lower effective rates and 4% from fewer subscribers.

Revenues - Advertising

($ in millions)	2024	2023	% Change Better (Worse)
ESPN
Domestic	$3,763	$3,413	10%
International	181	189	(4) %
	3,944	3,602	9%
Star India	444	318	40%
	$4,388	$3,920	12%
The increase in domestic ESPN advertising revenue was due to increases of 8% from higher rates and 3% from sponsorship revenue growth, partially offset by a decrease of 2% from lower average viewership.
The decrease in international ESPN advertising revenue was due to a decrease of 11% from an unfavorable Foreign Exchange Impact, partially offset by increases of 5% from higher rates and 2% from higher average viewership.
Higher Star India advertising revenue was attributable to airing two significant ICC cricket tournaments in the current year compared to one in the prior year.
Revenues - Subscription fees
Subscription fees increased $133 million, to $1,650 million from $1,517 million, due to higher rates attributable to increases in retail pricing.
Revenues - Other
Other revenue increased $79 million, to $1,163 million from $1,084 million, due to higher fees received from the Entertainment segment to program sports and an increase in revenue from licensing the ESPN brand, partially offset by an unfavorable Foreign Exchange Impact.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics(1) to analyze trends and evaluate the overall performance of ESPN+, and we believe these metrics are useful to investors in analyzing the business:

	September 28, 2024	September 30, 2023	% Change Better (Worse)
Paid subscribers at fiscal year end (in millions)	25.6	26.0	(2) %
Average Monthly Revenue per Paid Subscriber for the fiscal year	$6.14	$5.49	12%
ESPN+ average monthly revenue per paid subscriber increased from $5.49 to $6.14 due to increases in retail pricing and higher advertising revenue.
(1)See discussion on page 55—DTC Product Descriptions, Key Definitions and Supplemental Information
Operating expenses

($ in millions)	2024	2023	% Change Better (Worse)
Programming and production costs
ESPN
Domestic	$(10,435)	$(10,221)	(2) %
International	(1,194)	(1,127)	(6) %
	(11,629)	(11,348)	(2) %
Star India	(1,354)	(1,025)	(32) %
	(12,983)	(12,373)	(5) %
Other operating expenses	(951)	(941)	(1) %
	$(13,934)	$(13,314)	(5) %
Programming and production costs at domestic ESPN increased in the current year compared to the prior year due to contractual rate increases and higher production costs.

The increase in international ESPN programming and production costs was due to new soccer rights.
Higher Star India programming and production costs were attributable to an increase in cricket programming costs due to airing two significant ICC tournaments in the current year compared to one in the prior year. This increase was partially offset by the comparison to costs for Board of Control for Cricket in India cricket programming in the prior year, which rights we did not renew for the current fiscal year.
Depreciation and amortization
Depreciation and amortization decreased $34 million, to $39 million from $73 million primarily due to technology assets that were fully depreciated in the prior year.
Operating Income from Sports
Operating income decreased $59 million, to $2,406 million from $2,465 million due to higher operating losses at Star India and, to a lesser extent, international ESPN, partially offset by an increase at domestic ESPN.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

($ in millions)	2024	2023	% Change Better (Worse)
Supplemental revenue detail
ESPN
Domestic	$15,339	$14,945	3%
International	1,439	1,437	— %
	16,778	16,382	2%
Star India	841	729	15%
	$17,619	$17,111	3%
Supplemental operating income (loss) detail
ESPN
Domestic	$3,056	$2,881	6%
International	(72)	(39)	(85) %
	2,984	2,842	5%
Star India	(636)	(432)	(47) %
Equity in the income of investees	58	55	5%
	$2,406	$2,465	(2) %
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to Sports that are excluded from segment operating income:

($ in millions)	2024	2023	% Change Better (Worse)
TFCF acquisition amortization(1)	$(333)	$(388)	14%
Restructuring and impairment charges(2)	(12)	(346)	97%
(1)Represents amortization of intangible assets.
(2)Fiscal 2023 includes $296 million for a goodwill impairment and $50 million for severance.

Experiences
Operating results for the Experiences segment are as follows:

($ in millions)	2024	2023	% Change Better (Worse)
Revenues
Theme park admissions	$11,171	$10,423	7%
Resorts and vacations	8,375	7,949	5%
Parks & Experiences merchandise, food and beverage	8,039	7,712	4%
Merchandise licensing and retail	4,307	4,358	(1) %
Parks licensing and other	2,259	2,107	7%
Total revenues	34,151	32,549	5%
Operating expenses	(18,356)	(17,129)	(7) %
Selling, general, administrative and other	(3,944)	(3,675)	(7) %
Depreciation and amortization	(2,579)	(2,789)	8%
Equity in the loss of investees	—	(2)	100%
Operating Income	$9,272	$8,954	4%
Revenues - Theme park admissions
The increase in theme park admissions revenue was due to increases of 5% from higher average per capita ticket revenue and 2% from attendance growth.
Revenues - Resorts and vacations
Growth in resorts and vacations revenue was primarily attributable to increases of 3% from higher average ticket prices for cruise line sailings, 1% from an increase in average daily hotel room rates and 1% from higher occupied hotel room nights, partially offset by a decrease of 1% from lower unit sales at Disney Vacation Club.
Revenues - Parks & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 2% from higher volumes and 2% from higher average guest spending.
Revenues - Merchandise licensing and retail
Lower merchandise licensing and retail revenue was due to decreases of 1% from an unfavorable Foreign Exchange Impact and 1% from retail, partially offset by an increase of 1% from merchandise licensing. Lower retail revenue was due to a decrease in online sales. Growth in licensing revenue was due to higher royalties from merchandise sales, partially offset by lower minimum guarantee shortfall recognition.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was attributable to higher sponsorship revenues, a favorable Foreign Exchange Impact and higher royalties from Tokyo Disney Resort.

Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)
	2024	2023	2024	2023
Parks
Increase (decrease)
Attendance(2)	1%	6%	9%	55%
Per Capita Guest Spending(3)	3%	3%	4%	21%
Hotels
Occupancy(4)	85%	85%	82%	74%
Available Room Nights (in thousands)(5)	10,193	10,096	3,178	3,178
Change in Per Room Guest Spending(6)	3%	— %	2%	14%
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
(6)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights. In the third quarter of the prior fiscal year, the Company revised its method of allocating revenue on the sales of Disneyland Paris vacation packages between hotel room revenue and admissions revenue. The new method resulted in a decrease in the percentage of revenue allocated to hotel rooms. If we had applied the new method in the first six months of the prior year, the impact would have been a decrease of approximately $30 million in the prior year.
Operating expenses

($ in millions)	2024	2023	% Change Better (Worse)
Operating labor	$(8,392)	$(7,550)	(11) %
Infrastructure costs	(3,363)	(3,127)	(8) %
Cost of goods sold and distribution costs	(3,319)	(3,357)	1%
Other operating expenses	(3,282)	(3,095)	(6) %
	$(18,356)	$(17,129)	(7) %
The increase in operating labor was primarily due to inflation and higher volumes. Higher infrastructure costs were primarily attributable to higher technology spending and an increase in operations support costs. The increase in other operating expenses was primarily due to an unfavorable Foreign Exchange Impact, higher volumes and increased operations support costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $269 million from $3,675 million to $3,944 million, driven by inflation and increased marketing costs for new guest offerings, partially offset by the comparison to a loss in the prior year on the disposal of our ownership interest in Villages Nature.

Depreciation and amortization
Depreciation and amortization decreased $210 million from $2,789 million to $2,579 million, due to the comparison to depreciation in the prior year related to the closure of Star Wars: Galactic Starcruiser.
Operating Income from Experiences
Segment operating income increased $318 million, from $8,954 million to $9,272 million primarily due to growth at international parks and experiences.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

($ in millions)	2024	2023	% Change Better (Worse)
Supplemental revenue detail
Parks & Experiences
Domestic	$23,596	$22,677	4%
International	6,183	5,475	13%
Consumer Products	4,372	4,397	(1) %
	$34,151	$32,549	5%
Supplemental operating income detail
Parks & Experiences
Domestic	$5,878	$5,876	— %
International	1,354	1,104	23%
Consumer Products	2,040	1,974	3%
	$9,272	$8,954	4%
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to Experiences that are excluded from segment operating income:

($ in millions)	2024	2023	% Change Better (Worse)
Restructuring and impairment charges(1)	$(331)	$(25)	>(100) %
Charge related to a legal ruling	(65)	(101)	36%
TFCF acquisition amortization	(7)	(8)	13%
(1)Charges for the current year were due to an impairment of assets at our retail business.
CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

($ in millions)	2024	2023	% Change Better (Worse)
Corporate and unallocated shared expenses	$(1,435)	$(1,147)	(25) %
The increase in corporate and unallocated shared expenses was primarily due to higher labor costs, increases in professional services and costs related to our proxy solicitation.

LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

($ in millions)	2024	2023
Cash provided by operations	$13,971	$9,866
Cash used in investing activities	(6,881)	(4,641)
Cash used in financing activities	(15,288)	(2,724)
Impact of exchange rates on cash, cash equivalents and restricted cash	65	73
Change in cash, cash equivalents and restricted cash	$(8,133)	$2,574
Operating Activities
Cash provided by operating activities increased 42% or $4.1 billion to $14.0 billion in the current year compared to $9.9 billion in the prior year. The increase was driven by lower film and television production spending and the timing of payments for sports rights. The increase also reflected collateral receipts related to our hedging program in the current year compared to collateral payments in the prior year, higher operating cash flows at Entertainment and the comparison to a payment in the prior year related to the termination of content licenses in fiscal 2022. The increase in operating cash flows at Entertainment was driven by lower cash disbursements due to a decrease in operating expenses. These increases were partially offset by higher cash tax payments in the current year compared to the prior year. Fiscal 2023 U.S. federal and California state tax payments were deferred and paid in fiscal 2024 pursuant to relief provided by the Internal Revenue Service and California State Board of Equalization as a result of 2023 winter storms in California. In addition, a portion of fiscal 2024 U.S. federal and Florida state taxes was paid in fiscal 2024 and the remainder has been deferred to fiscal 2025 pursuant to relief provided by the Internal Revenue Service and Florida Department of Revenue as a result of 2024 hurricanes in Florida.
Depreciation expense is as follows:

($ in millions)	2024	2023
Entertainment	$681	$669
Sports	39	73
Experiences
Domestic	1,744	2,011
International	726	669
Total Experiences	2,470	2,680
Corporate	244	204
Total depreciation expense	$3,434	$3,626
Amortization of intangible assets is as follows:

($ in millions)	2024	2023
Entertainment	$53	$87
Experiences	109	109
TFCF and Hulu	1,394	1,547
Total amortization of intangible assets	$1,556	$1,743
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

The Company’s production and programming activity for fiscal 2024 and 2023 are as follows:

($ in millions)	2024	2023
Beginning balances:
Production and programming assets	$36,593	$37,667
Programming liabilities	(3,792)	(3,940)
	32,801	33,727
Spending:
Licensed programming and rights	13,619	14,851
Produced content	9,816	12,323
	23,435	27,174
Amortization:
Licensed programming and rights	(14,027)	(13,405)
Produced content	(10,454)	(11,861)
	(24,481)	(25,266)
Change in production and programming costs	(1,046)	1,908
Content impairment	(187)	(2,266)
Produced and licensed content reclassified to assets held for sale	(1,084)	—
Other non-cash activity	233	(568)
Ending balances:
Production and programming assets	34,409	36,593
Programming liabilities	(3,692)	(3,792)
	$30,717	$32,801
The Company currently expects its fiscal 2025 spend on produced and licensed content to be approximately $24 billion including sports rights but excluding Star India. See Note 14 to the Consolidated Financial Statements for information regarding the Company’s contractual commitments to acquire sports and broadcast programming.
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
Investing Activities
Investing activities, which consist principally of investments in parks, resorts and other property and acquisition and divestiture activity, for fiscal 2024 and 2023 are as follows:

($ in millions)	2024	2023
Entertainment	$977	$1,032
Sports	10	15
Experiences
Domestic	2,710	2,203
International	949	822
Total Experiences	3,659	3,025
Corporate	766	897
Total investments in parks, resorts and other property	5,412	4,969
Cash used in (provided by) other investing activities, net	1,469	(328)
Cash used in investing activities	$6,881	$4,641

Investments in Parks, Resorts and Other Property
Capital expenditures at Entertainment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Experiences are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase in capital expenditures in fiscal 2024 compared to fiscal 2023 was due to higher spending on cruise ship fleet expansion, theme park and resort expansion and new attractions.
Capital expenditures at Corporate primarily reflect investments in facilities, information technology infrastructure and equipment. The decrease in fiscal 2024 compared to fiscal 2023 was due to lower spending on facilities.
The Company currently expects its fiscal 2025 capital expenditures to total approximately $8 billion compared to fiscal 2024 capital expenditures of $5 billion. The projected increase in capital expenditures is primarily due to higher spending at Experiences, attributable to continued investment in cruise ship fleet expansion and new guest offerings at our theme parks.
Other Investing Activities
Cash used in other investing activities was $1.5 billion in fiscal 2024 reflecting an investment in Epic Games, Inc. Cash provided by other investing activities was $328 million for fiscal 2023 reflecting proceeds from the sale of investments.
Financing Activities
Financing activities for fiscal 2024 and 2023 are as follows:

($ in millions)	2024	2023
Change in borrowings	$(1,400)	$(1,783)
Dividends	(1,366)	—
Repurchases of common stock	(2,992)	—
Activities related to noncontrolling and redeemable noncontrolling interests(1)	(9,156)	(707)
Cash used in other financing activities, net(2)	(374)	(234)
Cash used in financing activities	$(15,288)	$(2,724)
(1) Activities related to noncontrolling and redeemable noncontrolling interests in the current year were due to an $8.6 billion payment for Hulu’s redeemable noncontrolling interest and $0.5 billion of dividend payments to noncontrolling interest holders. Activities in the prior year were due to a $0.9 billion payment for BAMTech LLC’s redeemable noncontrolling interest and $0.5 billion of dividend payments to noncontrolling interest holders, partially offset by a $0.7 billion contribution from Hearst to acquire a 20% interest in our DTC sports business.
(2) Primarily consists of equity award activity.
Borrowings activities and other
During the year ended September 28, 2024, the Company’s borrowing activity was as follows:

($ in millions)	September 30, 2023	Borrowings	Payments	Other Activity	September 28, 2024
Commercial paper with original maturities less than three months(1)	$289	$431	$—	$7	$727
Commercial paper with original maturities greater than three months	1,187	4,305	(3,204)	25	2,313
U.S. dollar denominated notes(2)	43,504	—	(2,870)	(138)	40,496
Asia Theme Parks borrowings(3)	1,308	—	(62)	46	1,292
Foreign currency denominated debt and other(4)	143	132	(132)	844	987
	$46,431	$4,868	$(6,268)	$784	$45,815
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is primarily due to the amortization of purchase accounting adjustments and debt issuance fees.
(3)See Note 6 to the Consolidated Financial Statements for information regarding commitments to fund the Asia Theme Parks.
(4)The other activity is due to market value adjustments for debt with qualifying hedges.
See Note 8 to the Consolidated Financial Statements for a summary of the Company’s borrowing activities in fiscal 2024 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 11 to the Consolidated Financial Statements for a summary of dividends and share repurchases in fiscal 2024. There were no dividends paid or share repurchases in fiscal 2023. The Company is targeting a total of $3 billion in share repurchases in fiscal 2025.
The Company may be required to pay an incremental amount for Hulu depending on a final determination of Hulu’s fair value. See Note 2 to the Consolidated Financial Statements for further discussion of the transactions with noncontrolling interest holders.
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements, contractual obligations, upcoming debt maturities as well as future capital expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as raising additional financing, reducing or not declaring future dividends; reducing or stopping share repurchases; reducing capital spending; reducing film and episodic content investments; or implementing further cost-saving initiatives.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of September 28, 2024, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, S&P Global Ratings’ long- and short-term debt ratings for the Company were A- and A-2 (Positive), respectively, and Fitch Ratings’ long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On September 28, 2024, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
DEVELOPMENTS AND TRENDS
Star India Transaction
The Company and RIL plan to close a transaction on or about November 14, 2024, which will form a joint venture that combines our Star-branded and other general entertainment and sports television channels and Disney+ Hotstar service in India (Star India) and certain media and entertainment businesses of RIL (see Note 4 of the Consolidated Financial Statements for additional information). The Company will have a 37% interest in the joint venture. The Company has consolidated, and will continue to consolidate, the income statement and cash flow activities of Star India through the closing date, at which time the Company will recognize on its balance sheet the 37% investment at fair value. In addition, the Company will begin recognizing its proportional share of the joint venture’s results in “Equity in the income of investees, net” in the Consolidated Statement of Income. The equity earnings of the joint venture will not be reported in our segments’ operating results.
Trends
To drive growth at our sports and entertainment businesses, we are, among other things, making strategic investments in our DTC offerings. Although there can be no assurances these investments will be successful, we expect that they will lead to growth in subscription fees and advertising revenues that will more than offset impacts on affiliate fees and advertising revenue from declines in linear network subscribers and the related decrease in average viewership, which we expect will continue.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement medical expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We decreased our discount rate to 5.06% at the end of fiscal 2024 from 5.94% at the end of fiscal 2023 to reflect market interest rate conditions at our fiscal 2024 year-end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2025 by approximately $0.2 billion and would increase the projected benefit obligation at September 28, 2024 by approximately $2.4 billion. A one percentage point increase in the assumed discount rate would decrease total benefit expense and the projected benefit obligation by approximately $0.2 billion and $2.1 billion, respectively.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.25%. A lower expected rate of return on plan assets will increase pension and postretirement medical expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2025 annual expense by approximately $168 million.
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
In fiscal 2024, we determined that our entertainment businesses, including DTC services, linear networks, and content sales/licensing, should be aggregated into a single reporting unit due to their interdependencies, including shared operating costs such as content, marketing, and technology, the similarity of products and services delivered, customers served and distribution channels used, and projected long term financial performance (e.g., operating margins).
For our annual impairment test, we bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment.
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
Significant judgments and assumptions in the discounted cash flow model used to determine fair value relate to future revenues and certain operating expenses, operating margins, terminal growth rates and discount rates. We believe our estimates are consistent with how a marketplace participant would value our businesses. Changes to these assumptions and shifts in market trends or macroeconomic events could impact test results in the future.
As discussed in Note 18 to the Consolidated Financial Statements, in the second and fourth quarters of fiscal 2024, the Company recorded non-cash goodwill impairment charges of $0.7 billion and $0.6 billion, respectively, related to our entertainment linear networks reporting unit prior to aggregating all of our entertainment reporting units into a single reporting unit in the fourth quarter of fiscal 2024. The carrying amount of the aggregated entertainment reporting unit goodwill after these impairments is approximately $51 billion.
After the impairments, the fair value of the entertainment reporting unit exceeds its carrying amount by less than 10%. An approximate 40 basis point increase in the discount rate or an approximate 6% reduction in projected annual cash flows used to determine the fair value of the entertainment reporting unit would effectively eliminate the excess fair value over carrying amount.
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
As discussed in Note 4 to the Consolidated Financial Statements, the Company recorded $1.5 billion of non-cash impairment charges related to the Star India Transaction in fiscal 2024 to reflect Star India at its estimated fair value less costs to sell.
The Company has investments in equity securities. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherent in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.
The Company tested its indefinite-lived intangible assets, long-lived assets and investments for impairment and recorded non-cash impairment charges of $0.7 billion and $2.3 billion in fiscal 2024 and 2023, respectively. The fiscal 2024 charges related to impairments of retail assets, content assets, and equity investments. The fiscal 2023 charges primarily related to content impairments resulting from a strategic change in our approach to content curation. See Note 18 to the Consolidated Financial Statements for additional information.
Allowance for Credit Losses
We evaluate our allowance for credit losses and estimate collectability of accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. If our estimate of uncollectible accounts is too low, costs and expenses may increase in future periods, and if it is too high, costs and expenses may decrease in future periods. See Note 2 to the Consolidated Financial Statements for additional discussion.
Contingencies and Litigation
We are currently involved in certain legal proceedings and, as required, have accrued estimates of the probable and estimable losses for the resolution of these proceedings. These estimates are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and have been developed in consultation with outside counsel as appropriate. From time to time, we are also involved in other contingent matters for which we accrue estimates for a probable and estimable loss. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to legal proceedings or our assumptions regarding other contingent matters. See Note 14 to the Consolidated Financial Statements for more information on litigation exposure.
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
DTC PRODUCT DESCRIPTIONS, KEY DEFINITIONS AND SUPPLEMENTAL INFORMATION
Product Offerings
In the U.S., Disney+, ESPN+ and Hulu SVOD Only are each offered as a standalone service or as part of various multi-product offerings. Hulu Live TV + SVOD includes Disney+ and ESPN+. Disney+ is available in more than 150 countries and territories outside the U.S. and Canada. In India and certain other Southeast Asian countries, the service is branded Disney+ Hotstar. In certain Latin American countries prior to July 2024, we offered Disney+ as well as Star+, a general entertainment SVOD service, which was available on a standalone basis or together with Disney+ (Combo+). At the end of June 2024, we merged these services into a single Disney+ product offering. Depending on the market, our services can be purchased on our websites or through third-party platforms/apps or are available via wholesale arrangements.
Paid Subscribers
Paid subscribers reflect subscribers for which we recognized subscription revenue. Certain product offerings provide the option for an extra member to be added to an account (extra member add-on). These extra members are not counted as paid subscribers. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to multi-product offerings in the U.S. are counted as a paid subscriber for each of the Company's services included in the multi-product offering and subscribers to Hulu Live TV + SVOD are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ services. In Latin America prior to July 2024, if a subscriber had either the standalone Disney+ or Star+ service or subscribed to Combo+, the subscriber was counted as one Disney+ paid subscriber. Subscribers include those who receive an entitlement to a service through wholesale arrangements, including those for which the service is available to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
International Disney+ (excluding Disney+ Hotstar)
International Disney+ (excluding Disney+ Hotstar) includes the Disney+ service outside the U.S. and Canada.
Average Monthly Revenue Per Paid Subscriber
Hulu and ESPN+ average monthly revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses), premium and feature add-on revenue and extra member add-on revenue but excludes Pay-Per-View revenue. Advertising revenue generated by content on one DTC streaming service that is accessed through another DTC streaming service by subscribers to both streaming services is allocated between both streaming services. The average revenue per paid subscriber is net of discounts on offerings that carry more than one service. Revenue is allocated to each service based on the relative retail or wholesale price of each service on a standalone basis. Hulu Live TV + SVOD revenue is allocated to the SVOD services based on the wholesale price of the Hulu SVOD Only, Disney+ and ESPN+ multi-product offering. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third-party platforms.

Supplemental information about paid subscribers(1):

(in millions)	September 28, 2024	September 30, 2023

Domestic (U.S. and Canada) standalone	59.6	55.5
Domestic (U.S. and Canada) multi-product(1)	27.1	22.6
Domestic (U.S. and Canada)(2)	86.7	78.1

International(3)(4)	66.7	66.1

Total(2)	153.4	144.2
(1)At September 28, 2024, there were 19.7 million and 7.4 million subscribers to multi-product offerings with two and three of the Company’s services, respectively. At September 30, 2023, there were 20.3 million and 2.3 million subscribers to multi-product offerings with two and three of the Company’s services, respectively.
(2)Total may not equal the sum of the column due to rounding.
(3)Disney+ Hotstar is not included in any of the Company’s multi-product offerings.
(4)The services within the Combo+ multi-product offering were merged into a single Disney+ product offering in fiscal 2024. The Combo+ subscribers at September 30, 2023 were 10.8 million.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at September 28, 2024 was as follows:

	TWDC		Legacy Disney
($ in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$32,360	$33,148	$8,125	$8,024
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

Results of operations ($ in millions)	2024
Revenues	$—
Costs and expenses	—
Net income (loss)	(2,497)
Net income (loss) attributable to TWDC shareholders	(2,497)

Balance Sheet ($ in millions)	September 28, 2024	September 30, 2023
Current assets	$2,767	$8,544
Noncurrent assets	3,336	2,927
Current liabilities	7,640	5,746
Noncurrent liabilities (excluding intercompany to non-Guarantors)	40,608	43,307
Intercompany payables to non-Guarantors	157,925	154,018
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
See Note 17 of the Consolidated Financial Statements for additional information.

Value at Risk (VAR)
The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange, commodities and market sensitive equity financial instruments. While various modeling techniques can be used in a VAR computation, the Company’s computations are based on a variance/co-variance technique, which assesses the interrelationships between movements in various interest rates, currencies, commodities and equity prices. These interrelationships were determined by observing interest rate, foreign currency, commodity and equity market changes over the preceding quarter for the calculation of VAR amounts at each fiscal quarter end. The model includes all of the Company’s debt, interest rate and foreign exchange, and commodities derivatives, and market sensitive equity investments. Forecasted transactions, firm commitments and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level.
The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.
VAR on a combined basis decreased to $255 million at September 28, 2024 from $284 million at September 30, 2023 due to reduced interest rate volatility.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal 2024	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2024 VAR	$235	$40	$7	$2	$255
Average VAR	290	48	5	3	315
Highest VAR	416	57	7	4	444
Lowest VAR	235	40	4	2	255
Year end fiscal 2023 VAR	258	45	4	4	284
The VAR for Asia Theme Parks is immaterial as of September 28, 2024 and has been excluded from the above table.
ITEM 8. Financial Statements and Supplementary Data
See Index to Financial Statements and Supplemental Data on page 67.
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
Based on their evaluation as of September 28, 2024, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 68 is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
Rule 10b5-1 Trading Arrangements
On August 14, 2024, Robert A. Iger, the Company’s Chief Executive Officer and a Director on the Company’s Board of Directors, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Iger’s trading plan provides for the potential exercise of vested stock options granted to Mr. Iger on December 18, 2014, which will expire December 18, 2024, and the associated sale of up to 372,412 shares of the Company’s common stock, excluding any shares used to effect a cashless exercise or withheld to satisfy tax withholding obligations in connection with the exercise or net settlement of the option awards. Mr. Iger’s trading plan is scheduled to terminate on December 17, 2024, subject to early termination.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Delinquent Section 16(a) Reports,” “The Board of Directors,” “Committees” and “Corporate Governance Documents” in the Company’s Proxy Statement for the 2025 annual meeting of Shareholders (2025 Proxy Statement) is hereby incorporated by reference.
The Company has adopted an insider trading compliance policy and program applicable to the Company’s directors, officers and employees, as well as the Company itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the New York Stock Exchange listing standards. The foregoing summary of the Company’s insider trading compliance policy and program does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information appearing under the captions “Director Compensation,” and “Executive Compensation” (other than the “Compensation Committee Report,” which is deemed furnished herein by reference, and the “Letter from the Compensation Committee”) in the 2025 Proxy Statement is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2025 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2025 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2025 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 67.
(2)Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of November 30, 2023	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed November 30, 2023
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
4.1	Senior Debt Securities Indenture, dated as of September 24, 2001, between TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed September 24, 2001
4.2	First Supplemental Indenture, dated as of March 20, 2019, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
4.3	Indenture, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, and TWDC Enterprises 18 Corp., as guarantor, and Citibank, N.A., as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
4.4	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
4.5	Description of Registrant’s Securities	Exhibit 4.6 to the Form 10-K of the Company for the fiscal year ended September 28, 2019
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Form 10-K of Legacy Disney for the fiscal year ended October 1, 2011
10.2	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed July 1, 2013
10.3	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 3, 2014
10.4	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 23, 2017
10.5	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 14, 2017

	Exhibit	Location
10.6	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated November 30, 2018 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018
10.7	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated March 4, 2019 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 4, 2019
10.8	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011 and as previously amended, between the Company and Robert A. Iger, dated February 24, 2020 †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.9	Employment Agreement Dated as of November 20, 2022, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 21, 2022
10.10	Amendment dated July 12, 2023 to Employment Agreement dated as of November 20, 2022, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 12. 2023
10.11	Second Amendment dated December 15, 2023, to that certain Employment Agreement, dated as of November 20, 2022, as amended, by and between The Walt Disney Company and Robert A. Iger †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.12	Employment Agreement Dated as of December 4, 2023 by and between The Walt Disney Company and Hugh F. Johnston †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 6. 2023
10.13	Amendment dated December 15, 2023, to that certain Employment Agreement, dated as of December 4, 2023, by and between The Walt Disney Company and Hugh F. Johnston †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.14	Employment Agreement, dated as of December 21, 2021 between the Company and Horacio E. Gutierrez †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.15	Assignment of Employment Agreement dated January 31, 2022 between the Company and Horacio E. Gutierrez †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.16	Amendment dated July 21, 2022 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.17
Amendment dated April 21, 2023 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †
Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 1, 2023
10.18
Amendment dated December 21, 2023 to that certain Employment Agreement, dated as of December 21, 2021, by and between Disney Corporate Services Co., LLC and Horacio E. Gutierrez, as amended; and to that certain Indemnification Agreement, dated as of December 21, 2021, by and between The Walt Disney Company and Horacio E. Gutierrez, as amended †
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 22. 2023
10.19	Second Amendment dated December 13, 2023 to that certain Employment Agreement, dated as of December 21, 2021, by and between Disney Corporate Services Co., LLC and Horacio E. Gutierrez, as amended †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.20	Employment Agreement, dated June 29, 2022, between the Company and Kristina K. Schake †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended July 2, 2022

	Exhibit	Location
10.21	Amendment dated April 18, 2023 to Employment Agreement, dated June 29, 2022 between the Company and Kristina K. Schake †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed April 20, 2023
10.22	Amendment dated December 13, 2023 to that certain Employment Agreement, dated as of June 29, 2022, by and between The Walt Disney Company and Kristina K. Schake, as amended †	Exhibit 10.7 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.23	Employment Agreement dated as of April 8, 2023, by and between the Company and Sonia L. Coleman †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended April 1, 2023
10.24	Amendment dated December 13, 2023, to that certain Employment Agreement, dated as of April 8, 2023, by and between The Walt Disney Company and Sonia L. Coleman †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.25	Voluntary Non-Qualified Deferred Compensation Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 23, 2014
10.26	Description of Directors Compensation	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.27	Form of Indemnification Agreement for certain officers and directors †	Exhibit 10.26 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.28	Form of Assignment and Assumption of Indemnification Agreement for certain officers and directors †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 29, 2019
10.29	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.30	Amended and Restated 2002 Executive Performance Plan †	Annex A to the Proxy Statement for the 2013 Annual Meeting of Legacy Disney
10.31	Management Incentive Bonus Program †
The portions of the tables labeled “Performance-based Bonus” in the sections of the Proxy Statement for the 2022 annual meeting titled “Executive Compensation Program Structure - Objectives and Methods - Objectives and Key Features” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.32	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of Legacy Disney
10.33	Amended and Restated The Walt Disney Company/Pixar 2004 Equity Incentive Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 1, 2006
10.34	Amended and Restated 2011 Stock Incentive Plan †	Annex A to Proxy Statement of registrant filed February 1, 2024
10.35	Disney Key Employees Retirement Savings Plan †	Exhibit 10.1 to the Form 10-Q of Legacy Disney for the quarter ended July 2, 2011
10.36	Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015
10.37	Second Amendment to the Disney Key Employees Retirement Savings Plan †	Exhibit 10.33 to the Form 10-K of the Company for the fiscal year ended October 2, 2021
10.38	Third Amendment to the Disney Key Employees Retirement Savings Plan †	Exhibit 10.9 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.39	Amended and Restated Severance Pay Plan †	Filed herewith
10.40	Group Personal Excess Liability Insurance Plan †	Exhibit 10.8 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.41	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.42	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended July 2, 2022

	Exhibit	Location
10.43	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.7 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.44	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.45	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.46	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.44 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.47	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.9 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.48	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests/Section 162(m) Vesting Requirements) †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.49	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.8 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.50	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.9 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.51	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.12 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.52	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 31, 2022
10.53	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.8 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.54	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended December 31, 2022
10.55	Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC tests) for Robert A. Iger dated as of December 14, 2021 †	Exhibit 10.11 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.56	Non-Qualified Stock Option Award Agreement for Robert A. Iger dated as of December 14, 2021 †	Exhibit 10.12 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.57	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 28, 2019
10.58	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.57 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.59	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year/Two-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 31, 2022
10.60	Form of Stock Option Awards Agreement †	Exhibit 10.58 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.61	Form of Stock Option Awards Agreement †	Exhibit 10.59 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.62	Form of Stock Option Awards Agreement †	Exhibit 10.60 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.63	Form of Stock Option Awards Agreement †	Exhibit 10.61 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.64	Form of Stock Option Awards Agreement †	Exhibit 10.62 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.65	Twenty-First Century Fox, Inc. 2013 Long-Term Incentive Plan †	Exhibit 10.1 to the Form 8-K of TFCF filed October 18, 2013

	Exhibit	Location
10.66	Five-Year Credit Agreement dated as of March 1, 2024	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 4, 2024
10.67	Five-Year Credit Agreement dated as of March 4, 2022	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 9, 2022
10.68	364-Day Credit Agreement dated as of March 1, 2024	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 4, 2024
19	The Walt Disney Company and Associated Companies Insider Trading Compliance Policy and Program	Filed herewith
21	Subsidiaries of the Company	Filed herewith
22	List of Guarantor Subsidiaries	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Interim Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
32(b)	Section 1350 Certification of Interim Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
97	The Walt Disney Company Clawback Policy	Filed herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 28, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.
†	Management contract or compensatory plan or arrangement.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 14, 2024	By:	/s/ ROBERT A. IGER
(Robert A. Iger
Chief Executive Officer and Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chief Executive Officer and Director	November 14, 2024
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ HUGH F. JOHNSTON	Senior Executive Vice President and Chief Financial Officer	November 14, 2024
(Hugh F. Johnston)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 14, 2024
(Brent A. Woodford)

Directors
/s/ MARY T. BARRA	Director	November 14, 2024
(Mary T. Barra)

/s/ AMY L. CHANG	Director	November 14, 2024
(Amy L. Chang)

/s/ D. JEREMY DARROCH	Director	November 14, 2024
(D. Jeremy Darroch)

/s/ CAROLYN N. EVERSON	Director	November 14, 2024
(Carolyn N. Everson)

/s/ MICHAEL B.G. FROMAN	Director	November 14, 2024
(Michael B.G. Froman)

/s/ JAMES P. GORMAN	Director	November 14, 2024
(James P. Gorman)

/s/ MARIA ELENA LAGOMASINO	Director	November 14, 2024
(Maria Elena Lagomasino)

/s/ CALVIN R. MCDONALD	Director	November 14, 2024
(Calvin R. McDonald)

/s/ MARK G. PARKER	Chairman of the Board and Director	November 14, 2024
(Mark G. Parker)

/s/ DERICA W. RICE	Director	November 14, 2024
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 28, 2024.
The effectiveness of our internal control over financial reporting as of September 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Walt Disney Company and its subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessment – Entertainment Linear Networks and Direct-to-Consumer (DTC) Services Reporting Units
As described in Notes 2, 4 and 18 to the consolidated financial statements, the Company’s consolidated goodwill balance was $73.3 billion as of September 28, 2024, of which a significant portion relates to the entertainment linear networks and DTC services reporting units. Management performs the annual test of goodwill for impairment in the fiscal fourth quarter, and if current events or circumstances require, on an interim basis. Management bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment. The quantitative assessment compares the fair value of each reporting unit to its carrying amount, and to the extent the carrying amount exceeds the fair value, an impairment of goodwill is recognized for the excess up to the amount of goodwill allocated to the reporting unit. To determine the fair value of the Company’s reporting units, management generally uses a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. Significant judgments and assumptions in the discounted cash flow model relate to future revenues and certain operating expenses, operating margins, terminal growth rates, and discount rates. Based on management’s projections, the carrying amounts of the entertainment linear networks reporting unit exceeded its fair value, and management recorded a non-cash goodwill impairment charge of approximately $0.6 billion in the fourth quarter of fiscal 2024.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the entertainment linear networks and DTC services reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the entertainment linear networks and DTC services reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues and certain operating expenses, operating margins, terminal growth rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s entertainment linear networks and DTC services reporting units. These procedures also included, among others, for the entertainment linear networks and DTC services reporting units (i) testing management’s process for developing the fair value estimates; (ii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iii) evaluating the reasonableness of the significant assumptions used by management related to future revenues and certain operating expenses, operating margins, terminal growth rates, and discount rates. Evaluating management’s assumptions related to future revenues and certain operating expenses, operating margins, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the entertainment linear networks and DTC services reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 14, 2024
We have served as the Company’s auditor since 1938.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2024	2023	2022
Revenues:
Services	$81,841	$79,562	$74,200
Products	9,520	9,336	8,522
Total revenues	91,361	88,898	82,722
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(52,509)	(53,139)	(48,962)
Cost of products (exclusive of depreciation and amortization)	(6,189)	(6,062)	(5,439)
Selling, general, administrative and other	(15,759)	(15,336)	(16,388)
Depreciation and amortization	(4,990)	(5,369)	(5,163)
Total costs and expenses	(79,447)	(79,906)	(75,952)
Restructuring and impairment charges	(3,595)	(3,892)	(237)
Other income (expense), net	(65)	96	(667)
Interest expense, net	(1,260)	(1,209)	(1,397)
Equity in the income of investees	575	782	816
Income from continuing operations before income taxes	7,569	4,769	5,285
Income taxes on continuing operations	(1,796)	(1,379)	(1,732)
Net income from continuing operations	5,773	3,390	3,553
Loss from discontinued operations, net of income tax benefit of $0, $0 and $14, respectively	—	—	(48)
Net income	5,773	3,390	3,505
Net income from continuing operations attributable to noncontrolling and redeemable noncontrolling interests	(801)	(1,036)	(360)
Net income attributable to The Walt Disney Company (Disney)	$4,972	$2,354	$3,145

Earnings (loss) per share attributable to Disney(1):
Diluted
Continuing operations	$2.72	$1.29	$1.75
Discontinued operations	—	—	(0.03)
	$2.72	$1.29	$1.72

Basic
Continuing operations	$2.72	$1.29	$1.75
Discontinued operations	—	—	(0.03)
	$2.72	$1.29	$1.73

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,831	1,830	1,827
Basic	1,825	1,828	1,822

(1)Total may not equal the sum of the column due to rounding.
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2024	2023	2022
Net income	$5,773	$3,390	$3,505
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	(443)	(430)	735
Pension and postretirement medical plan adjustments	(57)	1,214	2,503
Foreign currency translation and other	177	10	(1,060)
Other comprehensive income (loss)	(323)	794	2,178
Comprehensive income	5,450	4,184	5,683
Net income from continuing operations attributable to noncontrolling interests	(801)	(1,036)	(360)
Other comprehensive income (loss) attributable to noncontrolling interests	(84)	33	143
Comprehensive income attributable to Disney	$4,565	$3,181	$5,466
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 28, 2024	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$6,002	$14,182
Receivables, net	12,729	12,330
Inventories	2,022	1,963
Content advances	2,097	3,002
Other current assets	2,391	1,286
Total current assets	25,241	32,763
Produced and licensed content costs	32,312	33,591
Investments	4,459	3,080
Parks, resorts and other property
Attractions, buildings and equipment	76,674	70,090
Accumulated depreciation	(45,506)	(42,610)
	31,168	27,480
Projects in progress	4,728	6,285
Land	1,145	1,176
	37,041	34,941
Intangible assets, net	10,739	13,061
Goodwill	73,326	77,067
Other assets	13,101	11,076
Total assets	$196,219	$205,579

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$21,070	$20,671
Current portion of borrowings	6,845	4,330
Deferred revenue and other	6,684	6,138
Total current liabilities	34,599	31,139
Borrowings	38,970	42,101
Deferred income taxes	6,277	7,258
Other long-term liabilities	10,851	12,069
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	—	9,055
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares at September 28, 2024 and 1.8 billion shares at September 30, 2023	58,592	57,383
Retained earnings	49,722	46,093
Accumulated other comprehensive loss	(3,699)	(3,292)
Treasury stock, at cost, 47 million shares at September 28, 2024 and 19 million shares at September 30, 2023	(3,919)	(907)
Total Disney Shareholders’ equity	100,696	99,277
Noncontrolling interests	4,826	4,680
Total equity	105,522	103,957
Total liabilities and equity	$196,219	$205,579
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2024	2023	2022
OPERATING ACTIVITIES
Net income from continuing operations	$5,773	$3,390	$3,553
Depreciation and amortization	4,990	5,369	5,163
Impairments of goodwill, produced and licensed content and other assets	3,511	3,128	212
Net (gain)/loss on investments	5	(166)	714
Deferred income taxes	(821)	(1,346)	200
Equity in the income of investees	(575)	(782)	(816)
Cash distributions received from equity investees	437	720	779
Net change in produced and licensed content costs and advances	1,046	(1,908)	(6,271)
Equity-based compensation	1,366	1,143	977
Pension and postretirement medical cost amortization	(96)	4	620
Other, net	(52)	137	383
Changes in operating assets and liabilities
Receivables	(565)	358	605
Inventories	(42)	(183)	(420)
Other assets	265	(201)	(707)
Accounts payable and other liabilities	156	(1,142)	964
Income taxes	(1,427)	1,345	46
Cash provided by operations - continuing operations	13,971	9,866	6,002

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(5,412)	(4,969)	(4,943)
Proceeds from sales of investments	105	458	52
Purchase of investments	(1,506)	—	—
Other, net	(68)	(130)	(117)
Cash used in investing activities - continuing operations	(6,881)	(4,641)	(5,008)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	1,532	(191)	(334)
Borrowings	132	83	333
Reduction of borrowings	(3,064)	(1,675)	(4,016)
Dividends	(1,366)	—	—
Repurchases of common stock	(2,992)	—	—
Contributions from noncontrolling interests	9	735	74
Acquisition of redeemable noncontrolling interests	(8,610)	(900)	—
Other, net	(929)	(776)	(786)
Cash used in financing activities - continuing operations	(15,288)	(2,724)	(4,729)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash provided by operations - discontinued operations	—	—	8
Cash used in financing activities - discontinued operations	—	—	(12)
Cash used in discontinued operations	—	—	(4)

Impact of exchange rates on cash, cash equivalents and restricted cash	65	73	(603)

Change in cash, cash equivalents and restricted cash	(8,133)	2,574	(4,342)
Cash, cash equivalents and restricted cash, beginning of year	14,235	11,661	16,003
Cash, cash equivalents and restricted cash, end of year	$6,102	$14,235	$11,661

Supplemental disclosure of cash flow information:
Interest paid	$2,134	$2,110	$1,685
Income taxes paid	$3,963	$1,193	$1,097
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(1)	Total Equity
Balance at October 2, 2021	1,818	$55,471	$40,429	$(6,440)	$(907)	$88,553	$4,458	$93,011
Comprehensive income (loss)	—	—	3,145	2,321	—	5,466	(68)	5,398
Equity compensation activity	6	925	—	—	—	925	—	925
Contributions	—	—	—	—	—	—	74	74
Distributions and other	—	2	62	—	—	64	(593)	(529)
Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income	—	—	2,354	827	—	3,181	549	3,730
Equity compensation activity	6	1,056	—	—	—	1,056	—	1,056
Contributions	—	—	—	—	—	—	806	806
Distributions and other	—	(71)	103	—	—	32	(546)	(514)
Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
Comprehensive income (loss)	—	—	4,972	(407)	—	4,565	730	5,295
Equity compensation activity	10	1,195	—	—	—	1,195	—	1,195
Dividends	—	13	(1,379)	—	—	(1,366)	—	(1,366)
Common stock repurchases	(28)	—	—	—	(2,992)	(2,992)	—	(2,992)
Contributions	—	—	—	—	—	—	9	9
Distributions and other	—	1	36	—	(20)	17	(593)	(576)
Balance at September 28, 2024	1,812	$58,592	$49,722	$(3,699)	$(3,919)	$100,696	$4,826	$105,522
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
DESCRIPTION OF THE BUSINESS
Entertainment
The Entertainment segment generally encompasses the Company’s non-sports focused global film and television content production and distribution activities.
The lines of business within Entertainment along with their significant business activities include the following:
•Linear Networks
◦Domestic: ABC Television Network (ABC Network); Disney, Freeform, FX and National Geographic (owned 73% by the Company) branded television channels; and eight owned ABC television stations
◦International: Disney, FX, National Geographic (owned 73% by the Company) and Star branded general entertainment television channels outside of the U.S.
◦A 50% equity investment in A+E Television Networks (A+E), which operates cable channels including A&E, HISTORY and Lifetime
•Direct-to-Consumer
◦Disney+: a global direct-to-consumer (DTC) service that primarily offers general entertainment and family programming
◦Disney+ Hotstar: a DTC service primarily in India that offers general entertainment, family and sports programming.
◦Hulu: a U.S. DTC service that offers general entertainment and family programming and a digital over-the-top service that includes live linear streams of various cable and broadcast networks. See Note 2 for information on Hulu LLC (Hulu) ownership.
•Content Sales/Licensing
◦Theatrical distribution
◦Sale/licensing of film and episodic content to television and video-on-demand (TV/VOD) services
◦Home entertainment distribution: electronic home video licenses, video-on-demand rentals and sales of DVD/Blu-ray discs
◦Intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on intellectual property (IP) created by the Entertainment segment
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
◦Music distribution
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
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services
•Advertising - Sales of advertising time/space
•Affiliate fees - Fees charged to multi-channel video programming distributors (i.e. cable, satellite, telecommunications and digital over-the-top service providers) (MVPDs) for the right to deliver our programming to their customers. Linear Networks also generates revenues from fees charged to television stations affiliated with ABC Network.
•Theatrical distribution - Rentals from licensing our films to theaters
•TV/VOD distribution - Licensing fees for the right to use our film and episodic content

•Home entertainment distribution - Electronic sales and rentals of film and episodic content through distributors and royalties from the licensing of physical distribution rights
•Other revenue - Revenues from licensing our music, ticket sales from stage play performances, fees from licensing our IP for use in stage plays, sales of post-production services and the allocation of consumer products merchandise licensing revenues
The significant expenses of Entertainment are as follows:
•Operating expenses, consisting primarily of programming and production costs, technology support costs, operating labor and distribution costs. Programming and production costs include the following:
◦Amortization of capitalized production costs
◦Amortization of the costs of licensed programming rights
◦Subscriber-based fees for programming our Hulu Live service, including fees paid by Hulu to the Sports segment and other Entertainment segment businesses for the right to air their linear networks on Hulu Live
◦Production costs related to live programming (primarily news)
◦Participations and residual expenses
◦Fees paid to the Sports segment to program ESPN on ABC and certain sports content on Disney+
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Sports
The Sports segment generally encompasses the Company’s sports-focused global television and DTC video streaming content production and distribution activities.
The lines of business within Sports include the following:
•ESPN (generally owned 80% by the Company)
◦Domestic:
▪Seven ESPN branded television channels
▪ESPN on ABC (sports programmed on the ABC Network by ESPN)
▪ESPN+ DTC service
◦International: ESPN-branded channels outside of the U.S.
◦Star: Star-branded sports channels in India
In February 2024, the Company, Fox Corporation and Warner Bros. Discovery, Inc. announced plans to create a joint venture to offer a sports-focused DTC platform (Venu Sports) that will distribute each party’s domestic sports networks, certain broadcast networks and sports streaming services. In August 2024, a motion for preliminary injunction in a matter before the District Court for the Southern District of New York was granted, enjoining the launch of Venu Sports. See Note 14 for additional information regarding this legal matter. Further, the formation and launch of Venu Sports are subject to the finalization of definitive agreements among the parties.
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
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization

Experiences
The lines of business within Experiences along with their significant business activities include the following:
•Parks & Experiences:
◦Domestic:
▪Theme parks and resorts:
•Walt Disney World Resort in Florida
•Disneyland Resort in California
▪Experiences
•Disney Cruise Line
•Disney Vacation Club
•National Geographic Expeditions (owned 73% by the Company) and Adventures by Disney
•Aulani, a Disney Resort & Spa in Hawaii
◦International:
▪Theme parks and resorts:
•Disneyland Paris
•Hong Kong Disneyland Resort (48% ownership interest and consolidated in our financial results)
•Shanghai Disney Resort (43% ownership interest and consolidated in our financial results)
•In addition, the Company licenses its IP to a third party that owns and operates Tokyo Disney Resort
•Consumer Products:
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
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise through internet shopping sites, at The Disney Store and to wholesalers
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues
The significant expenses of Experiences are as follows:
•Operating expenses, consisting primarily of operating labor, infrastructure costs, costs of goods sold and distribution costs, supplies, commissions and entertainment offerings. Infrastructure costs include technology support costs, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
STAR INDIA TRANSACTION
On or about November 14, 2024, the Company and Reliance Industries Limited (RIL) plan to finalize the formation of a joint venture that combines our Star-branded and other general entertainment and sports television channels and direct-to-consumer Disney+ Hotstar service in India (Star India) and certain media and entertainment businesses controlled by RIL (the Star India Transaction) (see Note 4 for additional information).

SEGMENT INFORMATION
Our operating segments report separate financial information, which is evaluated regularly by the Chief Executive Officer in order to decide how to allocate resources and to assess performance. We do not present a measure of total assets for our reportable segments as this information is not used by management to allocate resources and capital.
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
Segment revenues and segment operating income are as follows:

	2024	2023	2022
Revenues
Entertainment
Third parties	$40,775	$40,258	$39,231
Intersegment	411	377	338
	41,186	40,635	39,569
Sports
Third parties	16,435	16,091	16,429
Intersegment	1,184	1,020	841
	17,619	17,111	17,270
Experiences	34,151	32,549	28,085
Eliminations	(1,595)	(1,397)	(1,179)
Total segment revenues	$91,361	$88,898	$83,745
Segment operating income (loss)
Entertainment	$3,923	$1,444	$2,126
Sports	2,406	2,465	2,710
Experiences	9,272	8,954	7,285
Total segment operating income(1)	$15,601	$12,863	$12,121
(1)Equity in the income of investees is included in segment operating income as follows:

	2024	2023	2022
Entertainment	$529	$685	$783
Sports	58	55	55
Experiences	—	(2)	(10)
Equity in the income of investees included in segment operating income	587	738	828
A+E Gain(1)	—	56	—
Amortization of TFCF intangible assets related to equity investees	(12)	(12)	(12)
Equity in the income of investees	$575	$782	$816
(1)Restructuring and impairment charges in fiscal 2023 include the impact of a content license agreement termination with A+E, which generated a gain at A+E. The Company’s 50% interest of this gain was $56 million (A+E gain).

A reconciliation of segment revenues to total revenues is as follows:

	2024	2023	2022
Segment revenues	$91,361	$88,898	$83,745
Content License Early Termination(1)	—	—	(1,023)
Total revenues	$91,361	$88,898	$82,722
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
A reconciliation of segment operating income to income from continuing operations before income taxes is as follows:

	2024	2023	2022
Segment operating income	$15,601	$12,863	$12,121
Content License Early Termination	—	—	(1,023)
Corporate and unallocated shared expenses	(1,435)	(1,147)	(1,159)
Restructuring and impairment charges(1)	(3,595)	(3,836)	(237)
Other income (expense), net(2)	(65)	96	(667)
Interest expense, net	(1,260)	(1,209)	(1,397)
TFCF and Hulu acquisition amortization(3)	(1,677)	(1,998)	(2,353)
Income from continuing operations before income taxes	$7,569	$4,769	$5,285
(1)Net of the A+E Gain in fiscal 2023.
(2)“Other income (expense), net” for fiscal 2024 and 2023 includes charges related to a legal ruling of $65 million and $101 million, respectively. Fiscal 2023 and 2022 include a gain of $169 million and a loss of $663 million, respectively, to adjust our investment in DraftKings, Inc. to fair value. The Company sold the DraftKings investment in fiscal 2023.
(3)TFCF and Hulu acquisition amortization is as follows:

	2024	2023	2022
Amortization of intangible assets	$1,394	$1,547	$1,707
Step-up of film and episodic costs	271	439	634
Intangibles related to TFCF equity investees	12	12	12
	$1,677	$1,998	$2,353

Capital expenditures, depreciation expense and amortization of intangible assets are as follows:

Capital expenditures	2024	2023	2022
Entertainment	$977	$1,032	$802
Sports	10	15	8
Experiences
Domestic	2,710	2,203	2,680
International	949	822	767
Corporate	766	897	686
Total capital expenditures	$5,412	$4,969	$4,943
Depreciation expense
Entertainment	$681	$669	$560
Sports	39	73	90
Experiences
Domestic	1,744	2,011	1,680
International	726	669	662
Amounts included in segment operating income	2,470	2,680	2,342
Corporate	244	204	191
Total depreciation expense	$3,434	$3,626	$3,183
Amortization of intangible assets
Entertainment	$53	$87	$164
Experiences	109	109	109
Amounts included in segment operating income	162	196	273
TFCF and Hulu	1,394	1,547	1,707
Total amortization of intangible assets	$1,556	$1,743	$1,980
The following table presents our revenues and segment operating income by geographical markets:

	2024	2023	2022
Revenues
Americas	$72,162	$71,205	$68,218
Europe	10,279	9,533	8,680
Asia Pacific	8,920	8,160	6,847
	$91,361	$88,898	$83,745
Content License Early Termination			(1,023)
			$82,722
Segment operating income
Americas	$12,921	$10,779	$11,099
Europe	1,369	856	586
Asia Pacific	1,311	1,228	436
	$15,601	$12,863	$12,121

Long-lived assets(1) by geographical markets are as follows:

	September 28, 2024	September 30, 2023
Americas	$62,107	$60,988
Europe	10,299	9,760
Asia Pacific	6,535	7,829
	$78,941	$78,577
(1)Long-lived assets are primarily parks, resorts and other property, produced and licensed content costs, right-of-use lease assets, equity method investments and benefit plans in a net asset position. The fiscal 2023 presentation has been adjusted to conform with the fiscal 2024 presentation.
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
Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2024, 2023 and 2022 were fifty-two week years.
Reclassifications
Certain reclassifications have been made in the fiscal 2023 and fiscal 2022 financial statements and notes to conform to the fiscal 2024 presentation.
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
Significant service revenues include:
•Subscription fees to our DTC streaming services
•Affiliate fees
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
•Subscription fees are recognized ratably over the term of the subscription.
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
•Home entertainment sales in electronic formats are recognized as revenue when the content is available for use by the consumer. Royalties from the licensing of physical home entertainment distribution rights are recognized as revenue as earned based on the contractual royalty rate applied to the licensee’s underlying product sales. Sales in physical formats through distributors are recognized as revenue on the later of the delivery date or the date that the product can be sold by retailers. We reduce home entertainment physical distribution revenues for estimated future returns of merchandise and sales incentives based upon historical return experience, current economic trends and projections of consumer demand for our products.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal 2024, 2023 and 2022 was $6.1 billion, $6.4 billion and $7.2 billion, respectively. The decrease in advertising expense for fiscal 2024 compared to fiscal 2023 was due to a decrease in theatrical marketing costs. The decrease in advertising expense for fiscal 2023 compared to fiscal 2022 was due to lower spend for our DTC streaming services.
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

	September 28, 2024	September 30, 2023	October 1, 2022
Cash and cash equivalents	$6,002	$14,182	$11,615
Restricted cash included in:
Other current assets	—	—	3
Other assets	100	53	43
Total cash, cash equivalents and restricted cash in the statement of cash flows	$6,102	$14,235	$11,661
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
Translation Policy
Generally, the U.S. dollar is the functional currency for our international film and episodic content distribution and licensing businesses and the branded international channels and DTC streaming services. Generally, the local currency is the functional currency for the Asia Theme Parks, Disneyland Paris, international sports channels and international locations of The Disney Store.

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
Amortization of capitalized costs for produced content begins in the month the content is first released, while amortization of capitalized costs for licensed content commences when the license period begins and the content is first aired or available for use on our DTC services. Amortization of content assets is primarily included in “Cost of services” in the Consolidated Statements of Income.
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
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of September 28, 2024 and September 30, 2023, capitalized software costs, net of accumulated amortization, totaled $1.3 billion and $1.2 billion, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally up to 5 years.
Parks, Resorts and Other Property
Parks, resorts and other property are carried at historical cost. Depreciation is computed on the straight-line method, generally over the following estimated useful lives:

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
In fiscal 2024, the Company bypassed the qualitative test and performed a quantitative assessment of goodwill for impairment (see Note 18).
The impairment test for goodwill requires judgment related to the identification of reporting units, the assignment of assets and liabilities to reporting units including goodwill and the determination of fair value of the reporting units. To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The discounted cash flow analyses are sensitive to our estimated projected future cash flows as well as the discount rates used to calculate their present value. Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry growth projections. Significant judgments and assumptions in the discounted cash flow model relate to projections of future revenues and certain operating expenses, operating margins, terminal growth rates and discount rates. Discount rates for each reporting unit are determined based on the inherent risks of each reporting unit’s underlying operations. We believe our estimates are consistent with how a marketplace participant would value our reporting units. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ.
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
The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows or appraised values, as appropriate. The Company has determined that there are currently no legal, competitive, economic or other factors that materially limit the useful life of our trademarks and FCC licenses, which are our most significant indefinite-lived intangible assets.
Finite-lived intangible assets are generally amortized on a straight-line basis over periods of 5 to 40 years. The costs to periodically renew our intangible assets are expensed as incurred.
The Company expects its aggregate annual amortization expense for finite-lived intangible assets for fiscal 2025 through 2029 to be as follows:

2025	$1,468
2026	979
2027	904
2028	838
2029	778
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
The Company recorded non-cash impairment charges in fiscal 2024, 2023 and 2022 that are further described in Note 18.
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
Redeemable Noncontrolling Interest
Hulu LLC
The Company has a 67% ownership interest in Hulu. In November 2023, NBC Universal (NBCU) exercised its right to require the Company to purchase their 33% interest in Hulu at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s equity fair value or a guaranteed floor value of $27.5 billion. In connection with the redemption, the Company will pay NBCU 50% of the future tax benefits from the amortization of the purchase of NBCU’s interest in Hulu as the Company’s cash tax benefits are realized, generally over a 15-year period. In December 2023, the Company paid NBCU $8.6 billion, which reflected the guaranteed floor value less NBCU’s unpaid capital call contributions. If Hulu’s equity fair value is determined pursuant to a contractual appraisal process to be higher than the guaranteed floor value, the Company is required to pay NBCU its share of the difference between the equity fair value and the guaranteed floor value.

In May 2024, the Company and NBCU entered into a confidential arbitration to resolve a dispute regarding the contractual appraisal process, in which the parties seek declaratory relief, equitable relief and unspecified damages. The Company expects a decision in that arbitration in fiscal 2025. The outcome of the arbitration is uncertain, and we cannot reasonably estimate the impact of the arbitration on the appraisal process, and thus any impact on the determination of Hulu’s equity fair value and any additional amount we may be required to pay to acquire NBCU’s interest in Hulu.
As part of the arbitration the Company disputes the validity of aspects of NBCU’s appraisal and the corresponding process. Consequently, completion of the appraisal process, including the manner of determining any such additional amount payable by the Company, awaits the resolution of the confidential arbitration.
During the initial phase of the appraisal process, the Company’s appraiser arrived at a valuation that falls below the guaranteed floor value, while NBCU’s appraiser arrived at a valuation substantially in excess of the guaranteed floor value. Once the arbitration is completed, determination of the final equity fair value will take into account the valuation of a third appraiser pursuant to the appraisal process as resolved by the arbitration. If the third appraiser’s equity fair value determination were equal to or below the guaranteed floor value, the Company would not be required to pay NBCU any additional amount. Conversely, if NBCU’s appraiser’s valuation were deemed to be valid and the third appraiser’s equity fair value determination were consistent with the NBCU’s appraiser’s valuation, the Company would be required to pay NBCU an additional amount of approximately $5 billion as its share of the difference between the equity fair value and the guaranteed floor value. If the third appraiser’s equity fair value determination were between the valuations of the Company’s and NBCU’s appraisers, the incremental amount would likewise be between zero and approximately $5 billion.
Any incremental amount determined to be payable to NBCU to acquire NBCU’s interest in Hulu would be recorded as “Net income from continuing operations attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Consolidated Statements of Income in the period recorded.
BAMTech LLC
In November 2022, the Company purchased MLB’s 15% redeemable noncontrolling interest in BAMTech LLC, which holds the Company’s domestic DTC sports business, for $900 million (MLB buy-out). MLB’s interest was recorded in the Company’s financial statements at $828 million prior to the MLB buy-out. The $72 million difference was recorded as an increase in “Net income from continuing operations attributable to noncontrolling interests” in the Consolidated Statements of Income.
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
A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2024	2023	2022
Weighted average number of common and common equivalent shares outstanding (basic)	1,825	1,828	1,822
Weighted average dilutive impact of Awards	6	2	5
Weighted average number of common and common equivalent shares outstanding (diluted)	1,831	1,830	1,827
Awards excluded from diluted earnings per share	24	24	15

3Revenues
The following table presents our revenues by segment and major source:

	2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$18,796	$1,650	$—	$—	$20,446
Affiliate fees	6,872	10,418	—	(1,183)	16,107
Advertising	7,506	4,388	—	—	11,894
Theme park admissions	—	—	11,171	—	11,171
Retail and wholesale sales of merchandise, food and beverage		—	9,204		9,204
Resort and vacations	—	—	8,375	—	8,375
Merchandise licensing	642	—	3,142	—	3,784
TV/VOD distribution licensing	2,298	305	—	—	2,603
Theatrical distribution licensing	2,266	—	—	—	2,266
Home entertainment	753	—	—	—	753
Other	2,053	858	2,259	(412)	4,758
	$41,186	$17,619	$34,151	$(1,595)	$91,361

	2023
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$16,420	$1,517	$—	$—	$17,937
Affiliate fees	7,369	10,590	—	(1,084)	16,875
Advertising	7,594	3,920	4	—	11,518
Theme park admissions	—	—	10,423	—	10,423
Retail and wholesale sales of merchandise, food and beverage	—	—	8,921	—	8,921
Resort and vacations	—	—	7,949	—	7,949
Merchandise licensing	619	—	2,509	—	3,128
TV/VOD distribution licensing	2,645	347	—	—	2,992
Theatrical distribution licensing	3,174	—	—	—	3,174
Home entertainment	931	—	—	—	931
Other	1,883	737	2,743	(313)	5,050
	$40,635	$17,111	$32,549	$(1,397)	$88,898

	2022
	Entertainment	Sports	Experiences	Eliminations and Other	Total
Subscription fees	$14,178	$1,113	$—	$—	$15,291
Affiliate fees	7,739	10,796	—	(1,010)	17,525
Advertising	8,674	4,370	4	—	13,048
Theme park admissions	—	—	8,602	—	8,602
Retail and wholesale sales of merchandise, food and beverage	—	—	7,838	—	7,838
Resort and vacations	—	—	6,410	—	6,410
Merchandise licensing	620	—	3,349	—	3,969
TV/VOD distribution licensing	3,551	351	—	(1,023)	2,879
Theatrical distribution licensing	1,875	—	—	—	1,875
Home entertainment	1,083	—	—	—	1,083
Other	1,849	640	1,882	(169)	4,202
	$39,569	$17,270	$28,085	$(2,202)	$82,722

The following table presents our revenues by segment and primary geographical markets:

	2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$31,722	$16,432	$25,603	$(1,595)	$72,162
Europe	5,805	396	4,078	—	10,279
Asia Pacific	3,659	791	4,470	—	8,920
	$41,186	$17,619	$34,151	$(1,595)	$91,361

	2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$31,414	$16,000	$25,188	$(1,397)	$71,205
Europe	5,475	370	3,688	—	9,533
Asia Pacific	3,746	741	3,673	—	8,160
	$40,635	$17,111	$32,549	$(1,397)	$88,898

	2022
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$30,841	$15,666	$22,890	$(1,179)	$68,218
Europe	5,098	396	3,186	—	8,680
Asia Pacific	3,630	1,208	2,009	—	6,847
	$39,569	$17,270	$28,085	$(1,179)	$83,745
Content License Early Termination					(1,023)
					$82,722
Revenues recognized in the current and prior year from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/VOD licenses for titles made available to the licensee in previous reporting periods. For fiscal 2024, $1.0 billion was recognized related to performance obligations satisfied prior to September 30, 2023. For fiscal 2023, $0.9 billion was recognized related to performance obligations satisfied prior to October 1, 2022. For fiscal 2022, $1.1 billion was recognized related to performance obligations satisfied prior to October 2, 2021.
As of September 28, 2024, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, primarily for IP or advertising time to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, DTC wholesalers, sports sublicensees and advertisers. Of this amount, we expect to recognize approximately $7 billion in fiscal 2025, $4 billion in fiscal 2026, $2 billion in fiscal 2027 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less (such as most advertising contracts) or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Accounts receivable and deferred revenues from contracts with customers are as follows:

	September 28, 2024	September 30, 2023
Accounts Receivable
Current	$10,463	$10,279
Non-current	1,040	1,212
Allowance for credit losses	(118)	(154)
Deferred revenues
Current	5,587	5,568
Non-current	858	977

For fiscal 2024, 2023 and 2022, the Company recognized revenue of $5.2 billion, $5.1 billion and $3.6 billion, respectively, that was included in the deferred revenue balance at September 30, 2023, October 1, 2022 and October 2, 2021, respectively. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
The Company has accounts receivable with original maturities greater than one year related to the sale of vacation club properties and film and television program rights (TV/VOD licensing). These receivables are discounted to present value at contract inception and the related revenues are recognized at the discounted amount. The balance of vacation club receivables recorded in other non-current assets was $0.7 billion at both September 28, 2024 and September 30, 2023. The balance of TV/VOD licensing receivables recorded in other non-current assets was $0.3 billion at September 28, 2024 and $0.6 billion at September 30, 2023. The allowance for credit losses for vacation club and TV/VOD licensing receivables and related activity for fiscal 2024 and 2023 were not material.
4.Dispositions
The Company and RIL plan to close the Star India Transaction on or about November 14, 2024, which will form a joint venture that includes Star India and certain media and entertainment businesses controlled by RIL, primarily in India. RIL has an effective 56% controlling interest in the joint venture with 37% held by the Company, and 7% by Bodhi Tree Systems, a third party investment company.
Star India’s assets and liabilities are classified as held for sale in the Consolidated Balance Sheet as of September 28, 2024, and we recorded $1.5 billion of non-cash impairment charges in “Restructuring and impairment charges” in fiscal 2024 to reflect Star India at its fair value less costs to sell. The measurement of these impairment charges included non-cash cumulative foreign currency translation losses of approximately $0.8 billion. In addition, in the first quarter of fiscal 2025, we anticipate we will recognize a non-cash tax charge of approximately $0.3 billion in connection with the close of the transaction.
Assets and liabilities of Star India are classified as held for sale in the Consolidated Balance Sheet as of September 28, 2024 as follows:

Receivables and other current assets	$749
Content advances	535
Total current assets	1,284
Produced and licensed content costs	549
Property and equipment, net	106
Intangible assets, net	757
Goodwill	1,106
Other assets	559
Total assets(1)	$4,361

Accounts payable and other accrued liabilities	$358
Deferred revenue and other	88
Total current liabilities	446
Other long-term liabilities	379
Total liabilities(1)	$825
(1)Total current assets and non-current assets held for sale are included in “Other current assets” and “Other assets,” respectively, in the Consolidated Balance Sheet. Total current liabilities and non-current liabilities held for sale are included in “Deferred revenue and other” and “Other long-term liabilities” in the Consolidated Balance Sheet. These assets and liabilities are subject to change through closing.

Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Star India	Total
Balance at Oct. 1, 2022	$55,488	$16,859	$5,550	$—	$77,897
Impairments(1)	(425)	(296)	—	—	(721)
Currency translation adjustments and other, net	(32)	(77)	—	—	(109)
Balance at Sep. 30, 2023	$55,031	$16,486	$5,550	$—	$77,067
Allocation to Star India	(2,445)	—	—	2,445	—
Impairments(1)	(1,287)	—	—	(1,335)	(2,622)
Reclassification to held for sale	—	—	—	(1,106)	(1,106)
Currency translation adjustments and other, net	(9)	—	—	(4)	(13)
Balance at Sep. 28, 2024	$51,290	$16,486	$5,550	$—	$73,326
(1)Current year reflects impairments related to entertainment linear networks and Star India (see Note 18). Prior year reflects impairments at entertainment and international sports linear networks (see Note 18).
5Investments
Investments consist of the following:

	September 28, 2024	September 30, 2023
Investments, equity basis	$2,680	$2,688
Investments, other	1,779	392
	$4,459	$3,080
Investments, Equity Basis
The Company’s significant equity investments include A+E (50% ownership), Tata Play Limited (30% ownership) and CTV Specialty Television, Inc. (30% ownership). As of September 28, 2024, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $0.5 billion, which represents amortizable intangible assets and goodwill arising from acquisitions.
Investments, Other
As of September 28, 2024 and September 30, 2023, the Company had securities without a readily determinable fair value of $1.7 billion and $0.2 billion, respectively, the most significant of which at September 28, 2024 is an 8% interest in Epic Games, Inc. valued at $1.5 billion.
Gains, losses and impairments on securities are generally recorded in “Interest expense, net” in the Consolidated Statements of Income; these amounts were not material for fiscal 2024, 2023 and 2022. See Note 1 for realized and unrealized gains and losses on securities recorded in “Other income (expense), net” in the Consolidated Statements of Income.
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

The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Consolidated Balance Sheet:

	September 28, 2024	September 30, 2023
Cash and cash equivalents	$510	$504
Other current assets	178	159
Total current assets	688	663
Parks, resorts and other property	6,141	6,150
Other assets	217	234
Total assets	$7,046	$7,047

Current liabilities	$695	$720
Long-term borrowings	1,292	1,308
Other long-term liabilities	409	392
Total liabilities	$2,396	$2,420
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Consolidated Statements of Income for fiscal 2024:

Revenues	$5,783
Costs and expenses	(4,716)
Asia Theme Parks’ royalty and management fees of $310 million for fiscal 2024 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s fiscal 2024 Consolidated Statements of Cash Flows were $1.7 billion provided by operating activities, $0.9 billion used in investing activities and $0.1 billion used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $101 million and $68 million, respectively. The interest rate on both loans is three month HIBOR plus 2%, and the scheduled maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.7 billion ($347 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in December 2028. The line of credit does not have a balance outstanding.
Hong Kong Disneyland Resort is undergoing a multi-year expansion estimated to cost HK $10.9 billion ($1.4 billion). The Company and HKSAR have agreed to fund the expansion on an equal basis through equity contributions, which totaled $18 million and $57 million in fiscal 2024 and 2023, respectively. To date, the Company and HKSAR have funded a total of $791 million.
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
The Company has provided Shanghai Disney Resort with loans totaling $961 million bearing interest at 8% and are scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. The loan is eliminated in consolidation. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8%. The line of credit does not have a balance outstanding.

Shendi has provided Shanghai Disney Resort with loans totaling 8.6 billion yuan (approximately $1.2 billion) bearing interest at 8% and are scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. The line of credit does not have a balance outstanding.
7Produced and Acquired/Licensed Content Costs and Advances
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of September 28, 2024			As of September 30, 2023
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,568	$13,621	$18,189	$4,968	$13,555	$18,523
Completed, not released	16	2,265	2,281	70	1,786	1,856
In-process	4,352	4,067	8,419	3,331	6,120	9,451
In development or pre-production	196	73	269	279	133	412
	$9,132	$20,026	29,158	$8,648	$21,594	30,242
Licensed content - Television Programming rights and advances			5,251			6,351
Total produced and licensed content			$34,409			$36,593

Current portion			$2,097			$3,002
Non-current portion			$32,312			$33,591
Amortization of produced and licensed content is as follows:

	2024	2023	2022
Produced content
Predominantly monetized individually	$3,311	$3,999	$3,448
Predominantly monetized as a group	7,143	7,862	6,776
	10,454	11,861	10,224
Licensed programming rights and advances	14,027	13,405	13,432
Total produced and licensed content costs(1)	$24,481	$25,266	$23,656
(1)Primarily included in “Costs of services” in the Consolidated Statements of Income. Fiscal 2024 amounts exclude impairment charges of $187 million for produced content and fiscal 2023 amounts exclude impairment charges of $2.0 billion for produced content and $257 million for licensed programming rights recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income (see Note 18).

Total expected amortization by fiscal year of completed (released and not released) produced, licensed and acquired film and television library content on the balance sheet as of September 28, 2024 is as follows:

	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released
2025	$983	$3,323	$4,306
2026	605	2,466	3,071
2027	479	1,907	2,386
Completed, not released
2025	10	848	858

Licensed content - Programming rights and advances
2025			$3,230
2026			746
2027			370
Approximately $2.2 billion of accrued participations and residual liabilities will be paid in fiscal 2025.
At September 28, 2024, acquired film and television library content has remaining unamortized costs of $3.5 billion, which are generally being amortized straight-line over a weighted-average remaining period of approximately 14 years.
Content Production Incentives
Programming and production costs were reduced by $0.6 billion for fiscal 2024 related to the amortization of production tax incentives. We have production tax credit receivables of $1.7 billion as of September 28, 2024, which, based on the expected timing of collection, are reflected in “Receivables, net” or “Other Assets” in our Consolidated Balance Sheet.

8Borrowings
The Company’s borrowings, including the impact of interest rate and cross-currency swaps, are summarized as follows:

			September 28, 2024
	Sep. 28, 2024	Sep. 30, 2023	Stated Interest Rate(1)	Pay Floating Interest rate and Cross- Currency Swaps(2)	Effective Interest Rate(3)	Swap Maturities
Commercial paper	$3,040	$1,476	—	$—	5.47%
U.S. dollar denominated notes(4)	40,496	43,504	4.06%	10,125	4.71%	2025-2031
Foreign currency denominated debt	1,886	1,872	2.91%	1,887	4.80%	2025-2027
Other(5)	(899)	(1,729)		—
	44,523	45,123		12,012
Asia Theme Parks borrowings	1,292	1,308	7.93%	—	5.75%
Total borrowings	45,815	46,431		12,012
Less current portion	6,845	4,330		—
Total long-term borrowings	$38,970	$42,101		$12,012
(1)The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating-rate borrowings, interest rates are the rates in effect at September 28, 2024; these rates are not necessarily an indication of future interest rates.
(2)Amounts represent notional values of interest rate and cross-currency swaps outstanding as of September 28, 2024.
(3)The effective interest rate includes the impact of existing and terminated interest rate and cross-currency swaps, purchase accounting adjustments and debt issuance premiums, discounts and costs.
(4)Includes net debt issuance discounts, costs and purchase accounting adjustments totaling a net premium of $1.6 billion and $1.8 billion at September 28, 2024 and September 30, 2023, respectively.
(5)Includes market value adjustments for debt with qualifying hedges, which reduces borrowings by $0.9 billion and $1.8 billion at September 28, 2024 and September 30, 2023, respectively.
Bank Facilities and Commercial Paper
At September 28, 2024, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2025	$5,250	$—	$5,250
Facility expiring March 2027	4,000	—	4,000
Facility expiring March 2029	3,000	—	3,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR), and at other variable rates for non-U.S. dollar denominated borrowings plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Ratings and S&P Global Ratings ranging from 0.655% to 1.225%. The bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On September 28, 2024, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of September 28, 2024, the Company has $1.6 billion of outstanding letters of credit, of which none were issued under this facility.

Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net(1)	Commercial paper with original maturities greater than three months	Total
Balance at Oct. 1, 2022	$50	$1,612	$1,662
Additions	238	3,603	3,841
Payments	—	(4,032)	(4,032)
Other Activity	1	4	5
Balance at Sep. 30, 2023	$289	$1,187	$1,476
Additions	431	4,305	4,736
Payments	—	(3,204)	(3,204)
Other Activity	7	25	32
Balance at Sep. 28, 2024	$727	$2,313	$3,040
(1)Borrowings and reductions of borrowings are reported net.
U.S. Dollar Denominated Notes
At September 28, 2024, the Company had $40.5 billion of fixed rate U.S. dollar denominated notes with maturities ranging from 1 to 72 years and stated interest rates that range from 1.75% to 8.50%.
Foreign Currency Denominated Debt
At September 28, 2024, the Company had fixed rate senior notes of Canadian $1.3 billion ($0.9 billion), which had a stated interest rate of 2.76% and was paid in October 2024, and Canadian $1.3 billion ($1.0 billion), which had a stated interest rate of 3.06% and matures in March 2027. The Company has entered into pay-floating interest rate and cross-currency swaps that effectively convert the borrowings to a variable-rate U.S. dollar denominated borrowings indexed to SOFR.
Cruise Ship Credit Facilities
At September 28, 2024, the Company had two credit facilities to finance, at its option, a significant portion of the contract price of two new cruise ships. With the delivery of the Disney Treasure, which occurred in October 2024, the Company borrowed $1.1 billion under one credit facility with a fixed interest rate of 3.80% in November 2024 that will be payable semi-annually over 12 years. The remaining credit facility for $1.1 billion may be utilized to finance a significant portion of the contract price of the Disney Destiny, which is currently scheduled to be delivered in fiscal 2026. If utilized, the loan will have a fixed interest rate of 3.74% and will be payable semi-annually over 12 years. Early repayment of both facilities is permitted subject to cancellation fees.
Asia Theme Parks Borrowings
HKSAR provided Hong Kong Disneyland Resort with loans totaling HK $0.5 billion ($68 million). The interest rate is three month HIBOR plus 2% and the maturity date is September 2025.
Shendi has provided Shanghai Disney Resort with loans totaling 8.6 billion yuan (approximately $1.2 billion) bearing interest at 8% and is scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of September 28, 2024, the line of credit does not have a balance outstanding.

Maturities
The following table provides total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, by scheduled maturity date as of September 28, 2024. The table also provides the estimated interest payments on these borrowings as of September 28, 2024 although actual future payments will differ for floating-rate borrowings:

	Borrowings
Fiscal Year:	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total Borrowings	Interest	Total Borrowings and Interest
2025	$6,688	$128	$6,816	$1,586	$8,402
2026	4,578	—	4,578	1,502	6,080
2027	2,926	—	2,926	1,344	4,270
2028	1,599	—	1,599	1,253	2,852
2029	2,195	—	2,195	1,210	3,405
Thereafter	25,823	1,164	26,987	15,944	42,931
	$43,809	$1,292	$45,101	$22,839	$67,940
Interest
The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal 2024, 2023 and 2022, total interest capitalized was $386 million, $365 million and $261 million, respectively.
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 10) are reported net in the Consolidated Statements of Income and consist of the following:

	2024	2023	2022
Interest expense	$(2,070)	$(1,973)	$(1,549)
Interest and investment income	406	424	90
Net periodic pension and postretirement benefit costs (other than service costs)	404	340	62
Interest expense, net	$(1,260)	$(1,209)	$(1,397)
9Income Taxes
Income (Loss) Before Income Taxes by Domestic and Foreign Subsidiaries

Income Before Income Taxes	2024	2023	2022

Domestic subsidiaries (including U.S. exports)	$5,754	$3,086	$5,955
Foreign subsidiaries	1,815	1,683	(670)
Total income from continuing operations	7,569	4,769	5,285
Loss from discontinued operations	—	—	(62)
	$7,569	$4,769	$5,223

Provision for Income Taxes: Current and Deferred

Income Tax Expense (Benefit)
Current	2024	2023	2022
Federal	$1,393	$1,475	$436
State	237	402	282
Foreign, including foreign withholding taxes	973	867	846
	2,603	2,744	1,564
Deferred
Federal	(764)	(1,180)	407
State	54	4	26
Foreign	(97)	(189)	(265)
	(807)	(1,365)	168
Income tax expense on income from continuing operations	1,796	1,379	1,732
Income tax expense on loss from discontinued operations	—	—	(14)
	$1,796	$1,379	$1,718
Deferred Tax Assets and Liabilities

Components of Deferred Tax (Assets) and Liabilities	September 28, 2024	September 30, 2023

Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,444)	$(3,841)
Accrued liabilities	(1,199)	(1,335)
Lease liabilities	(862)	(852)
Licensing revenues	(130)	(115)
Other	(655)	(623)
Total deferred tax assets	(6,290)	(6,766)
Deferred tax liabilities
Depreciable, amortizable and other property	6,584	7,581
Investment in U.S. entities(2)	1,102	1,271
Right-of-use lease assets	692	751
Investment in foreign entities	465	482
Other	78	81
Total deferred tax liabilities	8,921	10,166
Net deferred tax liability before valuation allowance	2,631	3,400
Valuation allowance	2,991	3,187
Net deferred tax liability	$5,622	$6,587
(1)Further details on our net operating losses and tax credit carryforwards are as follows:

September 28, 2024
International Theme Park net operating losses	$1,530
U.S. foreign tax credits	822
State net operating losses and tax credit carryforwards	533
Other	559
Total net operating losses and tax credit carryforwards(a)	$3,444
(a)    Approximately $2.2 billion of these credits do not expire. Approximately $1.1 billion expire between fiscal 2026 and fiscal 2034, primarily consisting of U.S. foreign tax credits.
(2)Amounts are, in part, due to the tax status of these entities and if the tax status of certain legal entities changes, a significant portion of this balance may reverse.

The following table details the change in valuation allowance for fiscal 2024, 2023 and 2022 (in billions):

	Balance at Beginning of Period	Increases (Decreases) to Tax Expense	Other Changes	Balance at End of Period
Year ended September 28, 2024	$3.2	$(0.3)	$0.1	$3.0
Year ended September 30, 2023	2.9	0.2	0.1	3.2
Year ended October 1, 2022	2.8	0.4	(0.3)	2.9
Reconciliation of the effective income tax rate for continuing operations to the federal rate

	2024	2023	2022
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit(1)	2.2	5.8	3.1
Non-tax deductible impairments	8.8	3.5	—
Foreign derived intangible income	(3.6)	(4.3)	(3.4)
Income tax audits and reserves	(2.4)	1.3	2.7
Tax rate differential on foreign income	(1.6)	0.1	4.3
U.S. research and development credits	(1.1)	(1.1)	(0.6)
Tax impact of equity awards	0.8	2.1	—
Valuation allowance	(0.6)	(1.8)	4.5
Legislative changes	—	—	1.7
Other	0.2	2.3	(0.5)
	23.7%	28.9%	32.8%
(1)Fiscal 2023 includes an adjustment related to certain deferred state taxes
Unrecognized tax benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest and penalties, is as follows:

	2024	2023	2022
Balance at the beginning of the year	$2,517	$2,449	$2,641
Increases for current year tax positions	82	98	48
Increases for prior year tax positions	209	273	103
Decreases in prior year tax positions	(423)	(144)	(98)
Settlements with taxing authorities	(239)	(153)	(235)
Lapse in statute of limitations	(194)	(6)	(10)
Balance at the end of the year	$1,952	$2,517	$2,449
Balances at September 28, 2024, September 30, 2023 and October 1, 2022 include $1.4 billion, $1.8 billion and $1.9 billion, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
At September 28, 2024, September 30, 2023 and October 1, 2022 accrued interest and penalties related to unrecognized tax benefits were $0.9 billion, $1.0 billion and $1.0 billion, respectively. During fiscal 2024, 2023 and 2022, the Company recorded additional interest and penalties of $157 million, $210 million and $157 million, respectively, and recorded reductions in accrued interest and penalties of $151 million, $241 million and $119 million, respectively. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is generally no longer subject to U.S. federal examination for years prior to 2018. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2008.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of open tax matters, which would reduce our unrecognized tax benefits by $0.9 billion.
Other
In fiscal 2024 and 2023, the Company recognized income tax expense of $55 million and $93 million, respectively, for the shortfall between equity-based compensation deductions and amounts recorded based on the grant date fair value. In fiscal

2022, the Company recognized income tax benefits of $2 million for the excess of equity-based compensation deductions over amounts recorded based on the grant date fair value.
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
The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Projected benefit obligations
Beginning obligations	$(14,690)	$(15,028)	$(961)	$(1,539)
Service cost	(248)	(282)	(1)	(5)
Interest cost	(834)	(784)	(55)	(81)
Actuarial gain (loss)(1)	(1,667)	757	6	59
Plan amendments and other(2)	44	14	(13)	539
Benefits paid	661	633	56	66
Ending obligations	$(16,734)	$(14,690)	$(968)	$(961)
Fair value of plans’ assets
Beginning fair value	$15,442	$14,721	$781	$749
Actual return on plan assets	2,789	1,324	143	71
Contributions	69	73	26	29
Benefits paid	(661)	(633)	(56)	(66)
Expenses and other	(82)	(43)	(2)	(2)
Ending fair value	$17,557	$15,442	$892	$781

Overfunded (Underfunded) status of the plans	$823	$752	$(76)	$(180)
Amounts recognized in the balance sheet
Non-current assets	$2,192	$1,971	$303	$209
Current liabilities	(77)	(72)	(1)	(2)
Non-current liabilities	(1,292)	(1,147)	(378)	(387)
	$823	$752	$(76)	$(180)
(1)The actuarial loss for fiscal 2024 was primarily due to a decrease in the discount rate used to determine the fiscal year-end benefit obligation from the rate that was used in the preceding fiscal year.
(2)The amount in fiscal 2023 was due to a change in postretirement medical benefit options.

The components of net periodic benefit cost (benefit) are as follows:

	Pension Plans			Postretirement Medical Plans
	2024	2023	2022	2024	2023	2022
Service cost	$248	$282	$400	$1	$5	$9
Other costs (benefits):
Interest cost	834	784	500	55	81	51
Expected return on plan assets	(1,138)	(1,149)	(1,174)	(58)	(61)	(59)
Amortization of prior-year service costs (credits)(1)	8	8	7	(90)	—	—
Recognized net actuarial loss/(gain)	21	19	585	(36)	(22)	28
Total other costs (benefit)	(275)	(338)	(82)	(129)	(2)	20
Net periodic benefit cost (benefit)	$(27)	$(56)	$318	$(128)	$3	$29
(1)The amortization of prior-year service credits is related to a change in postretirement medical benefit options.
In fiscal 2025, we expect pension and postretirement medical costs to be negligible.

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2024	2023	2022	2024	2023	2022
Discount rate used to determine the fiscal year‑end benefit obligation	5.06%	5.94%	5.44%	5.00%	5.94%	5.47%
Discount rate used to determine the interest cost component of net periodic benefit cost	5.86%	5.37%	2.45%	5.84%	5.38%	2.47%
Rate used to determine the expected return on plan assets component of net period benefit cost	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Weighted average rate of compensation increase to determine the fiscal year‑end benefit obligation	2.70%	3.10%	3.10%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.00%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.00%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2043	2042	2041
AOCI, before tax, as of September 28, 2024 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service costs (benefits)	$8	$(467)	$(459)
Net actuarial loss (gain)	2,963	(190)	2,773
Total amounts included in AOCI	$2,971	$(657)	$2,314
Plan Funded Status
As of September 28, 2024, the projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $1.4 billion and $1.3 billion, respectively, and the aggregate fair value of plan assets was not material. As of September 30, 2023, the projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $1.2 billion and $1.1 billion, respectively, and the aggregate fair value of plan assets was not material.
As of September 28, 2024, the projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets was $1.4 billion and the aggregate fair value of plan assets was not material. As of September 30, 2023, the projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets was $1.2 billion and the aggregate fair value of plan assets was not material.

The Company’s total accumulated pension benefit obligations at September 28, 2024 and September 30, 2023 were $15.7 billion and $13.8 billion, respectively. Approximately 98% was vested as of both September 28, 2024 and September 30, 2023.
The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.0 billion and $0.9 billion, respectively, at September 28, 2024 and $1.0 billion and $0.8 billion, respectively, at September 30, 2023.
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

Asset Class	Minimum	Maximum

Equity investments	25%	60%
Fixed income investments	20%	45%
Alternative investments	10%	30%
Cash & money market funds	—%	10%
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
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at September 28, 2024 and September 30, 2023 are the same.
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

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of September 28, 2024
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$19	$—	$19	—%
Common and preferred stocks(1)	3,377	—	3,377	18%
Mutual funds	701	—	701	4%
Government and federal agency bonds, notes and MBS	2,744	1,845	4,589	25%
Corporate bonds	—	2,111	2,111	11%
Other mortgage- and asset-backed securities	—	166	166	1%
Derivatives and other, net	10	1	11	—%
Total investments in the fair value hierarchy	$6,851	$4,123	10,974

Assets valued at NAV as a practical expedient:
Common collective funds			2,380	13%
Alternative investments			4,350	24%
Money market funds and other			745	4%
Total investments at fair value			$18,449	100%

	As of September 30, 2023
Description	Level 1	Level 2	Total	Plan Asset Mix

Cash	$68	$—	$68	—%
Common and preferred stocks(1)	3,517	—	3,517	22%
Mutual funds	1,139	—	1,139	7%
Government and federal agency bonds, notes and MBS	2,025	442	2,467	15%
Corporate bonds	—	750	750	4%
Other mortgage- and asset-backed securities	—	120	120	1%
Derivatives and other, net	—	12	12	—%
Total investments in the fair value hierarchy	$6,749	$1,324	8,073

Assets valued at NAV as a practical expedient:
Common collective funds			3,517	22%
Alternative investments			4,352	27%
Money market funds and other			281	2%
Total investments at fair value			$16,223	100%
(1)Includes 2.9 million shares of Company common stock valued at $278 million and 2.9 million shares valued at $235 million at September 28, 2024 and September 30, 2023, respectively.
Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At September 28, 2024, the total committed capital still uncalled and unpaid was $1.5 billion.
Plan Contributions
During fiscal 2024, the Company made $95 million of contributions to its pension and postretirement medical plans. The Company currently does not expect to make material pension and postretirement medical plan contributions in fiscal 2025. Final minimum funding requirements for fiscal 2025 will be determined based on a January 1, 2025 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2025.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2025	$776	$51
2026	788	54
2027	837	57
2028	881	60
2029	926	62
2030 – 2034	5,199	335
(1)Estimated future benefit payments are net of expected Medicare subsidy receipts of $36 million.
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

Equity Securities	6%	to	10%
Debt Securities	3%	to	6%
Alternative Investments	6%	to	11%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2024 actuarial valuation assumed a 7.00% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over nineteen years until reaching 4.00%.
Sensitivity — A one percentage point change in the discount rate and expected long-term rate of return on plan assets would have the following effects as of September 28, 2024 and for fiscal 2025:

	Discount Rate		Expected Long-Term Rate of Return On Assets
Increase (decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense
1 percentage point decrease	$222	$2,430	$168
1 percentage point increase	(214)	(2,130)	(168)
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans:

	2024	2023	2022
Pension plans	$291	$316	$402
Health & welfare plans	300	299	401
Total contributions	$591	$615	$803
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company also has savings and investment plans for which the Company generally matches 50% of employee contributions up to plan limits. In fiscal 2024, 2023 and 2022, the costs of our domestic and international defined contribution plans were $408 million, $378 million and $325 million, respectively.
11Equity
Dividends
On February 7, 2024, the Board of Directors declared a cash dividend of $0.45 per share ($0.8 billion) with respect to the first half of fiscal 2024, which was paid in July 2024 to shareholders of record as of July 8, 2024.
On November 30, 2023, the Board of Directors declared a cash dividend of $0.30 per share ($0.5 billion) with respect to the second half of fiscal 2023, which was paid in January 2024 to shareholders of record as of December 11, 2023.
The Company did not declare or pay a dividend with respect to fiscal 2022 operations.
Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized the Company to repurchase a total of 400 million shares of its common stock. During the year ended September 28, 2024, the Company repurchased 28 million shares of its common stock for $3.0 billion (excluding the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022). As of September 28, 2024, the Company had remaining authorization in place to repurchase approximately 372 million additional shares. The repurchase program does not have an expiration date.
The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Balance at October 2, 2021	$(152)	$(7,025)	$(1,047)	$(8,224)
Unrealized gains (losses) arising during the period	1,098	2,635	(967)	2,766
Reclassifications of net (gains) losses to net income	(142)	620	—	478
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Unrealized gains (losses) arising during the period	(101)	1,594	(2)	1,491
Reclassifications of net (gains) losses to net income	(444)	4	42	(398)
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)
Unrealized gains (losses) arising during the period	(112)	25	119	32
Reclassifications of net (gains) losses to net income	(466)	(96)	—	(562)
Balance at September 28, 2024	$(319)	$(2,243)	$(1,855)	$(4,417)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Balance at October 2, 2021	$42	$1,653	$89	$1,784
Unrealized gains (losses) arising during the period	(254)	(608)	50	(812)
Reclassifications of net (gains) losses to net income	33	(144)	—	(111)
Balance at October 1, 2022	$(179)	$901	$139	$861
Unrealized gains (losses) arising during the period	12	(384)	17	(355)
Reclassifications of net (gains) losses to net income	103	—	(14)	89
Balance at September 30, 2023	$(64)	$517	$142	$595
Unrealized gains (losses) arising during the period	27	(10)	(26)	(9)
Reclassifications of net (gains) losses to net income	108	24	—	132
Balance at September 28, 2024	$71	$531	$116	$718

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Balance at October 2, 2021	$(110)	$(5,372)	$(958)	$(6,440)
Unrealized gains (losses) arising during the period	844	2,027	(917)	1,954
Reclassifications of net (gains) losses to net income	(109)	476	—	367
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Unrealized gains (losses) arising during the period	(89)	1,210	15	1,136
Reclassifications of net (gains) losses to net income	(341)	4	28	(309)
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Unrealized gains (losses) arising during the period	(85)	15	93	23
Reclassifications of net (gains) losses to net income	(358)	(72)	—	(430)
Balance at September 28, 2024	$(248)	$(1,712)	$(1,739)	$(3,699)
Details about AOCI components reclassified to net income are as follows:

Gains (losses) in net income:	Affected line item in the Consolidated Statements of Operations:	2024	2023	2022
Market value adjustments, primarily cash flow hedges	Primarily revenue	$466	$444	$142
Estimated tax	Income taxes	(108)	(103)	(33)
		358	341	109

Pension and postretirement medical expense	Interest expense, net	96	(4)	(620)
Estimated tax	Income taxes	(24)	—	144
		72	(4)	(476)

Foreign currency translation and other	Other income (expense), net	—	(42)	—
Estimated tax	Income taxes	—	14	—
		—	(28)	—

Total reclassifications for the period		$430	$309	$(367)

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
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of September 28, 2024, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 146 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 73 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
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
The weighted average assumptions used in the option-valuation model were as follows:

	2024	2023	2022
Risk-free interest rate	4.0%	3.6%	1.6%
Expected volatility	27%	31%	28%
Dividend yield	0.66%	—%	—%
Termination rate	6.1%	5.9%	5.8%
Exercise multiple	2.12	1.98	1.98
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

Compensation expense related to stock options and RSUs is as follows:

	2024	2023	2022
Stock options	$71	$76	$88
RSUs	1,295	1,067	889
Total equity-based compensation expense(1)	1,366	1,143	977
Tax impact	(285)	(260)	(221)
Reduction in net income	$1,081	$883	$756
Equity-based compensation expense capitalized during the period	$201	$145	$148
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
The following table summarizes information about stock option transactions in fiscal 2024 (shares in millions):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	18	$120.20
Awards granted	3	93.69
Awards exercised	(1)	84.81
Awards expired/canceled	(1)	118.68
Outstanding at end of year	19	$118.37
Exercisable at end of year	15	$124.19
The following tables summarize information about stock options vested and expected to vest at September 28, 2024 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$80	—	$110	4	$97.36	3.7
$111	—	$140	6	111.98	3.3
$141	—	$170	4	148.62	5.8
$171	—	$200	1	177.59	6.4
			15

			Expected to Vest
Range of Exercise Prices			Number of Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$0	—	$92	1	$89.33	8.5
$93	—	$184	3	99.76	8.9
			4
(1)Number of options expected to vest is total unvested options less estimated forfeitures.

The following table summarizes information about RSU transactions in fiscal 2024 (shares in millions):

	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	24	$109.04
Granted(1)	18	93.90
Vested	(14)	115.28
Forfeited	(2)	98.61
Unvested at end of year(2)	26	$109.25
(1)Includes 0.4 million Performance RSUs.
(2)Includes 1.1 million Performance RSUs.
The weighted average grant-date fair values of options granted during fiscal 2024, 2023 and 2022 were $32.09, $33.18 and $46.76, respectively, and for RSUs were $94.23, $89.66 and $136.36, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2024, 2023 and 2022 totaled $1,322 million, $829 million and $982 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 28, 2024 were $10.1 million and $12.7 million, respectively.
As of September 28, 2024, unrecognized compensation cost related to unvested stock options and RSUs was $72 million and $1,809 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.1 years for stock options and 1.2 years for RSUs.
Cash received from option exercises for fiscal 2024, 2023 and 2022 was $88 million, $52 million and $127 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU vestings for fiscal 2024, 2023 and 2022 were approximately $275 million, $190 million and $219 million, respectively.
13Detail of Certain Balance Sheet Accounts

Current receivables	September 28, 2024	September 30, 2023

Accounts receivable	$10,341	$10,179
Production tax credit receivables	1,358	1,252
Other	1,113	1,014
Allowance for credit losses	(83)	(115)
	$12,729	$12,330

Parks, resorts and other property	September 28, 2024	September 30, 2023
Attractions, buildings and improvements	$39,246	$35,255
Furniture, fixtures and equipment	28,279	26,358
Land improvements	8,067	7,419
Leasehold improvements	1,082	1,058
	76,674	70,090
Accumulated depreciation	(45,506)	(42,610)
Projects in progress	4,728	6,285
Land	1,145	1,176
	$37,041	$34,941

	September 28, 2024
Intangible assets	Gross	Accumulated Amortization	Net
Character/franchise intangibles, copyrights and trademarks	$9,507	$(3,604)	$5,903
MVPD agreements	7,213	(4,733)	2,480
Other amortizable intangible assets	3,493	(2,929)	564
Total intangible assets subject to amortization	20,213	(11,266)	8,947
Indefinite lived intangible assets(1)	1,792	—	1,792
Total intangible assets	$22,005	$(11,266)	$10,739

	September 30, 2023
	Gross	Accumulated Amortization	Net
Character/franchise intangibles, copyrights and trademarks	$10,572	$(3,551)	$7,021
MVPD agreements	8,056	(4,705)	3,351
Other amortizable intangible assets	4,016	(3,119)	897
Total intangible assets subject to amortization	22,644	(11,375)	11,269
Indefinite lived intangible assets(1)	1,792	—	1,792
Total intangible assets	$24,436	$(11,375)	$13,061
(1)Indefinite lived intangible assets consist of ESPN, Pixar and Marvel trademarks and television FCC licenses.

Accounts payable and other accrued liabilities	September 28, 2024	September 30, 2023
Accounts and accrued payables	$14,796	$15,125
Payroll and employee benefits	3,672	3,061
Income taxes payable	2,473	2,276
Other	129	209
	$21,070	$20,671

14Commitments and Contingencies
Commitments
The Company has various contractual commitments for rights to sports, films and other programming, totaling approximately $92.2 billion, including approximately $2.6 billion for available programming as of September 28, 2024. The Company also has contractual commitments for the construction of cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives. Contractual commitments for sports programming rights, other programming rights and other commitments including cruise ships and creative talent are as follows:

Fiscal Year:	Sports Programming(1)	Other Programming	Other	Total (2)
2025	$9,806	$2,787	$5,025	$17,618
2026	9,033	1,384	2,723	13,140
2027	8,995	909	1,566	11,470
2028	8,485	727	1,195	10,407
2029	8,157	273	1,155	9,585
Thereafter	41,372	242	2,949	44,563
	$85,848	$6,322	$14,613	$106,783
(1)Primarily relates to rights for NBA, NFL, college football (including bowl games and the College Football Playoff) and basketball, tennis, soccer, NHL, WNBA, MLB, UFC and golf. Certain sports programming rights have payments that are variable based primarily on revenues and are not included in the table above.
(2)The table above excludes commitments related to our Star India businesses that are held for sale of approximately $4.5 billion primarily related to sports programming rights.
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy, and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. Plaintiffs seek unspecified damages, plus interest and costs and fees. The Company intends to defend against the lawsuit vigorously and filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023. A hearing on the motion to dismiss was held on September 27, 2024. The lawsuit is in the early stages and at this time we cannot reasonably estimate the amount of any possible loss.
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
On November 18, 2022, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to YouTube TV (the “Biddle Action”). The plaintiffs in the Biddle Action asserted a claim under Section 1 of the Sherman Act based on allegations that Disney uses certain pricing and packaging provisions in its carriage agreements with virtual multichannel video distributors (“vMVPDs”) to increase prices for and reduce output of certain services offered by vMVPDs. On November 30, 2022, a second private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to DirecTV Stream (the “Fendelander Action”), making similar allegations. The Company filed motions to dismiss for failure to state a claim in both the Biddle Action and Fendelander Action on January 31, 2023. On September 30, 2023, the court issued an order granting in part and denying in part the Company’s motions to dismiss both cases and, on October 13, 2023, the court issued an order consolidating both cases. On October 16, 2023, plaintiffs filed a consolidated amended putative class action complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts claims under Section 1 of the Sherman Act and certain Arizona, California, Florida, Illinois, Iowa, Massachusetts, Michigan, Nevada, New York, North Carolina, and Tennessee antitrust laws based on substantially similar allegations as the Biddle Action and the Fendelander Action. The Consolidated Complaint seeks injunctive relief, unspecified money damages and costs and fees. The Company intends to defend against the lawsuits vigorously and filed a motion to dismiss the Consolidated Complaint for failure to state a claim on December 1, 2023. The Company’s motion to dismiss the Consolidated Complaint was granted in part and denied in part on June 25, 2024. On September 12, 2024, the Court entered a case management order setting, among other dates, Plaintiffs’ deadline to file their class certification motion on March 27, 2026. The consolidated lawsuit is in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
On February 20, 2024, a private antitrust lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company (including affiliates ESPN, Inc., ESPN Enterprises, Inc., and Hulu, LLC), Fox Corporation, and Warner Bros. Discovery, Inc. (collectively, “Defendants”), by fuboTV Inc. and fuboTV Media Inc. (together, “Fubo”). Fubo asserts claims under Section 1 of the Sherman Act, Section 7 of the Clayton Act, and New York antitrust law based on the theories that (a) a planned joint venture between ESPN, Inc., Fox Corporation, and Warner Bros. Discovery, Inc., which will distribute certain of Defendants’ linear networks to consumers (the “Sports Streaming JV”), will harm competition in alleged markets for the licensing of networks that offer live sports content and for streaming live pay tv, (b) certain alleged practices by which the Company and Fox Corporation license their networks to vMVPDs as a bundle increase prices and reduce output for services offered by vMVPDs, and (c) certain alleged pricing provisions in Defendants’ carriage agreements with YouTube TV and Hulu + Live TV, as well as in Hulu + Live TV’s carriage agreements with non-Defendant programmers, increase prices for services offered by vMVPDs. On April 8, 2024, Fubo filed a motion for a preliminary injunction against Defendants to prevent the formation of the Sports Streaming JV. On April 29, 2024, Fubo filed an amended complaint to add allegations of a purported market for “skinny sports bundles”, which Fubo claims the Sports Streaming JV will monopolize after its launch. After a hearing on Fubo’s motion for preliminary injunction, the district court granted Fubo’s motion on August 16, 2024, and enjoined the launch of the joint venture. On August 19, 2024, Defendants filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the order for a preliminary injunction. The United States Court of Appeals for the Second Circuit has granted Defendants’ motion to expedite the appeal. Fubo further seeks injunctive relief, unspecified money damages and costs and fees. On September 26, 2024, the Company filed a motion to dismiss Fubo’s claims brought under Section 1 of the Sherman Act and New York antitrust law, unrelated to the joint venture. The district court has set trial on all claims for October 6, 2025. The Company intends to defend against the lawsuit vigorously and at this time we cannot reasonably estimate the amount of any possible loss.
In May 2024, the Company and NBCU entered into a confidential arbitration to resolve a dispute regarding the contractual appraisal process related to the determination of Hulu’s equity fair value, in which the parties seek declaratory relief, equitable relief and unspecified damages. See Note 2 for a more detailed discussion of the arbitration and the determination of Hulu’s equity fair value.
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

Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of September 28, 2024, our operating leases have a weighted-average remaining lease term of approximately 10 years, and our finance leases have a weighted-average remaining lease term of approximately 35 years. The weighted-average incremental borrowing rate is 4.0% and 6.7%, for our operating leases and finance leases, respectively. At September 28, 2024, total estimated future lease payments for non-cancelable lease agreements that have not commenced are not material.
The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	September 28, 2024	September 30, 2023
Right-of-use assets(1)
Operating leases	$3,376	$4,211
Finance leases	246	291
Total right-of-use assets	3,622	4,502

Short-term lease liabilities(2)
Operating leases	744	740
Finance leases	30	37
	774	777
Long-term lease liabilities(3)
Operating leases	2,768	3,258
Finance leases	160	206
	2,928	3,464
Total lease liabilities	$3,702	$4,241
(1)Included in “Other assets” in the Consolidated Balance Sheet.
(2)Included in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheet.
(3)Included in “Other long-term liabilities” in the Consolidated Balance Sheet.
The components of lease costs are as follows:

	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets	$36	$39	$39
Interest on lease liabilities	13	15	15
Operating lease cost	926	820	796
Variable fees and other(1)	555	444	363
Total lease cost	$1,530	$1,318	$1,213
(1)Includes variable lease payments related to our operating and finance leases and costs of leases with initial terms of less than one year.
Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	2024	2023	2022
Operating cash flows for operating leases	$876	$714	$736
Operating cash flows for finance leases	13	15	15
Financing cash flows for finance leases	44	41	48
Total	$933	$770	$799

Future minimum lease payments, as of September 28, 2024, are as follows:

	Operating	Financing
Fiscal Year:
2025	$863	$43
2026	602	31
2027	472	26
2028	400	22
2029	349	12
Thereafter	1,978	336
Total undiscounted future lease payments	4,664	470
Less: Imputed interest	(1,152)	(280)
Total reported lease liability	$3,512	$190
Lessor Arrangements
The Company leases certain of its land and buildings to third parties, primarily at its parks and experiences businesses. Lessee payments include fixed amounts for the rental of the property although the vast majority of the payments are variable based on a percentage of lessee sales. Revenues recognized on these leases for fiscal 2024, 2023 and 2022 were $0.6 billion, $0.5 billion and $0.4 billion, respectively.
16Fair Value Measurements
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at September 28, 2024
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$94	$—	$94
Derivatives
Foreign exchange	—	569	—	569
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(983)	—	(983)
Foreign exchange	—	(588)	—	(588)
Other	—	(8)	—	(8)
Other	—	(591)	—	(591)
Total recorded at fair value	$—	$(1,489)	$—	$(1,489)
Fair value of borrowings	$—	$42,392	$1,317	$43,709

	Fair Value Measurement at September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$46	$128	$—	$174
Derivatives
Foreign exchange	—	1,336	—	1,336
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(1,791)	—	(1,791)
Foreign exchange	—	(815)	—	(815)
Other	—	(13)	—	(13)
Other	—	(465)	—	(465)
Total recorded at fair value	$46	$(1,602)	$—	$(1,556)
Fair value of borrowings	$—	$40,123	$1,333	$41,456
The fair value of Level 2 investments are primarily determined based on an internal valuation model that uses observable inputs such as stock trading price, volatility and risk free rate.
The fair values of Level 2 derivatives are primarily determined by internal discounted cash flow models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, had an impact on derivative fair value estimates that was not material. The Company’s derivative financial instruments are discussed in Note 17.
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
Non-recurring Fair Value Measure
The Company also has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable. In the second and fourth quarters of fiscal 2024 and the fourth quarter of fiscal 2023, the Company recorded impairment charges as disclosed in Notes 4 and 18. Fair value was determined using estimated discounted future cash flows, which is a Level 3 valuation technique (see Note 2 for a discussion of the more significant inputs used in our discounted cash flow analysis).
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 28, 2024, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings and maintains short-term liquidity balances in high quality money market funds. At September 28, 2024, the Company’s balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 24% of total cash and cash equivalents. At September 30,

2023, the Company had no balances (excluding money market funds) with financial institutions that exceeded 10% of the Company’s total cash and cash equivalents.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 28, 2024 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.
17Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value (see Note 16) are summarized in the following tables:

	As of September 28, 2024
	Current Assets	Investments/Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$273	$184	$(164)	$(149)
Interest rate	—	—	(983)	—
Other	—	—	(7)	(1)
Derivatives not designated as hedges
Foreign exchange	110	2	(273)	(2)
Other	18	94	—	—
Gross fair value of derivatives	401	280	(1,427)	(152)
Counterparty netting	(330)	(182)	396	116
Cash collateral (received) paid	(27)	—	679	—
Net derivative positions	$44	$98	$(352)	$(36)

	As of September 30, 2023
	Current Assets	Investments/Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$595	$338	$(123)	$(93)
Interest rate	—	—	(1,791)	—
Other	12	6	—	—
Derivatives not designated as hedges
Foreign exchange	384	19	(520)	(79)
Other	—	128	(13)	—
Gross fair value of derivatives	991	491	(2,447)	(172)
Counterparty netting	(770)	(262)	900	132
Cash collateral (received) paid	(123)	(7)	1,257	—
Net derivative positions	$98	$222	$(290)	$(40)
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

The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at September 28, 2024 and September 30, 2023, was $12.0 billion and $13.5 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Borrowings:
Current	$1,414	$1,439	$(10)	$(59)
Long-term	10,128	10,748	(913)	(1,694)
	$11,542	$12,187	$(923)	$(1,753)
The following amounts are included in “Interest expense, net” in the Consolidated Statements of Income:

	2024	2023	2022
Gain (loss) on:
Pay-floating swaps	$799	$(14)	$(1,635)
Borrowings hedged with pay-floating swaps	(799)	14	1,635
Benefit (expense) associated with interest accruals on pay-floating swaps	(611)	(510)	31
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 28, 2024 or at September 30, 2023, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for fiscal 2024, 2023 and 2022 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 28, 2024 and September 30, 2023, the notional amounts of the Company’s net foreign exchange cash flow hedges were $9.9 billion and $8.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $99 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	2024	2023	2022
Gain (loss) recognized in Other Comprehensive Income	$(97)	$(136)	$1,093
Gain (loss) reclassified from AOCI into the Statement of Operations(1)	472	446	116
(1)Primarily recorded in revenue.
The Company may designate cross-currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross-currency swap and borrowing is recorded to “Interest expense, net”. The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross-currency swap. As of both September 28, 2024 and September 30, 2023, the total notional amount of the Company’s designated cross-currency swaps was Canadian $1.3 billion ($1.0 billion). As of both September 28, 2024 and September 30, 2023, the Company also had Canadian $1.3 billion ($0.9 billion) in cross-currency swaps, which were not designated as hedges and matured in October 2024. The related gains or losses recognized in earnings for the fiscal years ended 2024, 2023 and 2022 were not material.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts (including our non-designated cross-currency swaps) at September 28, 2024 and September 30, 2023 were $3.4 billion and $3.1 billion, respectively. The following table summarizes the net foreign exchange gains or losses recognized on foreign currency denominated assets and liabilities and the net foreign exchange gains or losses on the foreign exchange contracts we entered into to mitigate our exposure with respect to foreign currency denominated assets and liabilities by the corresponding line item in which they are recorded in the Consolidated Statements of Income:

	Costs and expenses			Interest expense, net			Income taxes on continuing operations
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net gains (losses) on foreign currency denominated assets and liabilities	$(63)	$(37)	$(685)	$(6)	$(15)	$82	$(65)	$(91)	$212
Net gains (losses) on foreign exchange risk management contracts not designated as hedges	(72)	(159)	547	(6)	10	(82)	42	64	(208)
Net gains (losses)	$(135)	$(196)	$(138)	$(12)	$(5)	$—	$(23)	$(27)	$4
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at September 28, 2024 and September 30, 2023 and related gains or losses recognized in earnings for fiscal 2024, 2023 and 2022 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount of these contracts at September 28, 2024 and September 30, 2023 were $0.5 billion and $0.4 billion, respectively. The related gains or losses recognized in earnings for fiscal 2024, 2023 and 2022 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $1.1 billion and $1.6 billion at September 28, 2024 and September 30, 2023, respectively.

18Restructuring and Impairment Charges
A summary of restructuring and impairment charges is as follows:

	2024	2023	2022
Star India - see Note 4	$1,545	$—	$—
Goodwill	1,287	721	—
Content	187	2,577	—
Other	576	594	237
Restructuring and impairment charges	$3,595	$3,892	$237
Star India
In fiscal 2024, we recorded non-cash impairment charges totaling $1.5 billion related to the Star India Transaction.
Goodwill
In the second quarter of fiscal 2024, as a result of Star India assets and liabilities being classified as held for sale, they were removed from the entertainment goodwill reporting units along with a proportional amount of goodwill. As a result, we evaluated the residual goodwill at our entertainment DTC services and linear networks reporting units for impairment. Star sports was a standalone reporting unit which did not have any goodwill.
In the fourth quarter of fiscal 2024, the Company performed a quantitative goodwill impairment test as part of our annual goodwill impairment assessment.
These evaluations resulted in non-cash goodwill impairment charges of $0.7 billion and $0.6 billion at our entertainment linear networks reporting unit in the second and fourth quarters of fiscal 2024, respectively. Goodwill was not impaired at the entertainment DTC services reporting unit.
In addition, as a result of our annual goodwill impairment assessment in fiscal 2023, we recorded non-cash goodwill impairment charges related to our entertainment and international sports linear networks reporting units of $0.7 billion.
Content
We recorded charges of $0.2 billion and $2.6 billion, in fiscal 2024 and fiscal 2023, respectively, as a result of our strategic changes in approach to content curation. The fiscal 2024 charges related to the removal of produced content from our entertainment linear networks and DTC services. The fiscal 2023 charges included $2.0 billion related to the removal of produced content from our entertainment DTC services and $0.6 billion related to the termination of certain third-party license agreements for the right to use content primarily on our entertainment DTC services. We paid approximately $0.4 billion of cash to terminate these license agreements.
Other
In fiscal 2024, the Company recorded charges of $0.3 billion for asset impairments at our retail business, $0.2 billion for impairments of equity investments and $0.1 billion of severance. In fiscal 2023, the Company recorded charges of $0.4 billion of severance, $0.1 billion for impairment of an equity investment and $0.1 billion for exiting our businesses in Russia. In fiscal 2022, the Company recorded charges of $0.2 billion, primarily due to asset impairments related to exiting our businesses in Russia.
19New Accounting Pronouncements and Other Disclosure Rules
Improvements to Reportable Segments Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued guidance to enhance reportable segment disclosures by requiring the disclosure of significant expenses that are regularly provided to the chief operating decision maker (CODM) and included in the segment’s measure of profit or loss. It also requires an explanation of how the CODM uses the segment’s measure of profit or loss to assess segment performance and allocate resources. The guidance is effective for the Company for annual periods beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026 and requires retrospective adoption. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

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
Disaggregation of Income Statement Expense
In November 2024, the FASB issued guidance that requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The guidance is effective for the Company for annual periods beginning in fiscal year 2028 and for interim periods beginning in fiscal year 2029. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.
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
•Certain greenhouse gas emissions, if material; and
•Certain financial information regarding the effects of severe weather events and other natural conditions within the notes to the financial statements
The new rules are applicable to annual reporting periods and will be phased in beginning with the Company’s 2026 fiscal year. In April 2024, given pending legal challenges, the Securities and Exchange Commission issued an order to voluntarily stay the new rules.