Form 10-Q
period 2024-12-28
Walt Disney Co
filed 2025-02-05
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,807,788,865 shares of common stock outstanding as of January 29, 2025.

THE WALT DISNEY COMPANY
Form 10-Q
For the Fiscal Quarter Ended December 28, 2024

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
Additional factors include those described in our 2024 Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 28, 2024	December 30, 2023
Revenues:
Services	$22,048	$20,975
Products	2,642	2,574
Total revenues	24,690	23,549
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,789)	(13,922)
Cost of products (exclusive of depreciation and amortization)	(1,617)	(1,665)
Selling, general, administrative and other	(3,930)	(3,783)
Depreciation and amortization	(1,276)	(1,243)
Total costs and expenses	(20,612)	(20,613)
Restructuring and impairment charges	(143)	—
Interest expense, net	(367)	(246)
Equity in the income of investees	92	181
Income before income taxes	3,660	2,871
Income taxes	(1,016)	(720)
Net income	2,644	2,151
Net income attributable to noncontrolling interests	(90)	(240)
Net income attributable to The Walt Disney Company (Disney)	$2,554	$1,911

Earnings per share attributable to Disney:
Diluted	$1.40	$1.04
Basic	$1.41	$1.04

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,818	1,835
Basic	1,812	1,832
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 28, 2024	December 30, 2023
Net income	$2,644	$2,151
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	362	(319)
Pension and postretirement medical plan adjustments	25	(21)
Foreign currency translation and other	552	174
Other comprehensive income (loss)	939	(166)
Comprehensive income	3,583	1,985
Net income attributable to noncontrolling interests	(90)	(240)
Other comprehensive income (loss) attributable to noncontrolling interests	72	(44)
Comprehensive income attributable to Disney	$3,565	$1,701
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 28, 2024	September 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$5,486	$6,002
Receivables, net	13,767	12,729
Inventories	2,018	2,022
Content advances	1,157	2,097
Other current assets	1,239	2,391
Total current assets	23,667	25,241
Produced and licensed content costs	32,505	32,312
Investments	8,902	4,459
Parks, resorts and other property
Attractions, buildings and equipment	78,328	76,674
Accumulated depreciation	(45,898)	(45,506)
	32,430	31,168
Projects in progress	4,581	4,728
Land	1,129	1,145
	38,140	37,041
Intangible assets, net	10,372	10,739
Goodwill	73,312	73,326
Other assets	10,148	13,101
Total assets	$197,046	$196,219

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$21,635	$21,070
Current portion of borrowings	6,620	6,845
Deferred revenue and other	6,591	6,684
Total current liabilities	34,846	34,599
Borrowings	38,688	38,970
Deferred income taxes	6,336	6,277
Other long-term liabilities	10,437	10,851
Commitments and contingencies (Note 13)
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares	58,868	58,592
Retained earnings	50,468	49,722
Accumulated other comprehensive loss	(2,688)	(3,699)
Treasury stock, at cost, 54 million shares at December 28, 2024 and 47 million shares at September 28, 2024	(4,715)	(3,919)
Total Disney Shareholders’ equity	101,933	100,696
Noncontrolling interests	4,806	4,826
Total equity	106,739	105,522
Total liabilities and equity	$197,046	$196,219
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES
Net income	$2,644	$2,151
Depreciation and amortization	1,276	1,243
Deferred income taxes	25	(51)
Equity in the income of investees	(92)	(181)
Cash distributions received from equity investees	33	153
Net change in produced and licensed content costs and advances	1,141	2,642
Equity-based compensation	317	308
Other, net	206	(64)
Changes in operating assets and liabilities:
Receivables	(1,277)	(1,554)
Inventories	4	8
Other assets	(116)	30
Accounts payable and other liabilities	(1,533)	(1,396)
Income taxes	577	(1,104)
Cash provided by operations	3,205	2,185

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(2,466)	(1,299)
Other, net	(109)	53
Cash used in investing activities	(2,575)	(1,246)

FINANCING ACTIVITIES
Commercial paper borrowings, net	(169)	1,046
Borrowings	1,057	—
Reduction of borrowings	(951)	(309)
Repurchases of common stock	(794)	—
Acquisition of redeemable noncontrolling interests	—	(8,610)
Other, net	(140)	(133)
Cash used in financing activities	(997)	(8,006)

Impact of exchange rates on cash, cash equivalents and restricted cash	(153)	79

Change in cash, cash equivalents and restricted cash	(520)	(6,988)
Cash, cash equivalents and restricted cash, beginning of period	6,102	14,235
Cash, cash equivalents and restricted cash, end of period	$5,582	$7,247
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 28, 2024	1,812	$58,592	$49,722	$(3,699)	$(3,919)	$100,696	$4,826	$105,522
Comprehensive income	—	—	2,554	1,011	—	3,565	18	3,583
Equity compensation activity	5	276	—	—	—	276	—	276
Dividends	—	—	(1,807)	—	—	(1,807)	—	(1,807)
Common stock repurchases	(7)	—	—	—	(794)	(794)	—	(794)
Distributions and other	—	—	(1)	—	(2)	(3)	(38)	(41)
Balance at December 28, 2024	1,810	$58,868	$50,468	$(2,688)	$(4,715)	$101,933	$4,806	$106,739

Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
Comprehensive income (loss)	—	—	1,911	(210)	—	1,701	129	1,830
Equity compensation activity	4	250	—	—	—	250	—	250
Dividends	—	—	(549)	—	—	(549)	—	(549)
Distributions and other	—	7	35	—	—	42	(29)	13
Balance at December 30, 2023	1,834	$57,640	$47,490	$(3,502)	$(907)	$100,721	$4,780	$105,501
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended December 28, 2024 are not necessarily indicative of the results that may be expected for the year ending September 27, 2025.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K.
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
Redeemable Noncontrolling Interest
Hulu LLC
The Company has a 67% ownership interest in Hulu LLC (Hulu), a direct-to-consumer (DTC) streaming service provider. In November 2023, NBC Universal (NBCU) exercised its right to require the Company to purchase NBCU’s 33% interest in Hulu at a redemption value based on NBCU’s equity ownership percentage of the greater of Hulu’s equity fair value or a guaranteed floor value of $27.5 billion. In connection with the redemption, the Company will pay NBCU 50% of the future tax benefits from the amortization of the purchase of NBCU’s interest in Hulu as the Company’s cash tax benefits are realized, generally over a 15-year period. In December 2023, the Company paid NBCU $8.6 billion, which reflected the guaranteed floor value less NBCU’s unpaid capital call contributions. If Hulu’s equity fair value is determined pursuant to a contractual appraisal process to be higher than the guaranteed floor value, the Company is required to pay NBCU its share of the difference between the equity fair value and the guaranteed floor value.
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
Any incremental amount determined to be payable to NBCU to acquire NBCU’s interest in Hulu would be recorded as “Net income attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Condensed Consolidated Statements of Income in the period recorded.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.
Reclassifications
Certain reclassifications have been made in the fiscal 2024 financial statements and notes to conform to the fiscal 2025 presentation.
2.Segment Information
The Company’s operations are reported in three segments: Entertainment, Sports and Experiences, for which separate financial information is evaluated regularly by the Chief Executive Officer to allocate resources and assess performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income/expense, net interest expense, income taxes and noncontrolling interests. Segment operating income generally includes equity in the income of investees and excludes amortization of intangible assets and the fair value step-up for film and television costs recognized in connection with the acquisition of TFCF Corporation (TFCF) and Hulu in fiscal 2019 (TFCF and Hulu Acquisition Amortization). Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption.
Segment revenues and segment operating income are as follows:

	Quarter Ended
	December 28, 2024	December 30, 2023
Revenues:
Entertainment
Third parties	$10,761	$9,881
Intersegment	111	100
	10,872	9,981
Sports
Third parties	4,514	4,536
Intersegment	336	299
	4,850	4,835
Experiences	9,415	9,132
Eliminations	(447)	(399)
Total segment revenues	$24,690	$23,549
Segment operating income (loss):
Entertainment	$1,703	$874
Sports	247	(103)
Experiences	3,110	3,105
Total segment operating income	$5,060	$3,876

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	December 28, 2024	December 30, 2023
Entertainment	$118	$171
Sports	10	13
Equity in the income of investees included in segment operating income	128	184
Equity in the loss of India joint venture	(33)	—
Amortization of TFCF intangible assets related to an equity investee	(3)	(3)
Equity in the income of investees, net	$92	$181
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 28, 2024	December 30, 2023
Segment operating income	$5,060	$3,876
Corporate and unallocated shared expenses	(460)	(308)
Equity in the loss of India joint venture	(33)	—
Restructuring and impairment charges(1)	(143)	—
Interest expense, net	(367)	(246)
TFCF and Hulu Acquisition Amortization(2)	(397)	(451)
Income (loss) before income taxes	$3,660	$2,871
(1)See Note 4 for a discussion of amounts in restructuring and impairment charges.
(2)TFCF and Hulu Acquisition Amortization is as follows:

	Quarter Ended
	December 28, 2024	December 30, 2023
Amortization of intangible assets	$327	$380
Step-up of film and television costs	67	68
Intangibles related to a TFCF equity investee	3	3
	$397	$451
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Total
Balance at September 28, 2024	$51,290	$16,486	$5,550	$73,326
Currency translation adjustments and other, net	(14)	—	—	(14)
Balance at December 28, 2024	$51,276	$16,486	$5,550	$73,312

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents revenues by segment and major source:

	Quarter Ended December 28, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$5,065	$427	$—	$—	$5,492
Affiliate fees	1,655	2,630	—	(321)	3,964
Advertising	1,898	1,342	—	—	3,240
Theme park admissions	—	—	3,087	—	3,087
Resorts and vacations	—	—	2,221	—	2,221
Retail and wholesale sales of merchandise, food and beverage	—	—	2,572	—	2,572
Merchandise licensing	165	—	927	—	1,092
TV/VOD and home entertainment distribution	943	78	—	—	1,021
Theatrical distribution licensing	642	—	—	—	642
Other	504	373	608	(126)	1,359
	$10,872	$4,850	$9,415	$(447)	$24,690

	Quarter Ended December 30, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$4,507	$415	$—	$—	$4,922
Affiliate fees	1,766	2,669	—	(293)	4,142
Advertising	1,997	1,351	—	—	3,348
Theme park admissions	—	—	2,982	—	2,982
Resorts and vacations	—	—	2,118	—	2,118
Retail and wholesale sales of merchandise, food and beverage	—	—	2,477	—	2,477
Merchandise licensing	192	—	967	—	1,159
TV/VOD and home entertainment distribution	745	57	—	—	802
Theatrical distribution licensing	251	—	—	—	251
Other	523	343	588	(106)	1,348
	$9,981	$4,835	$9,132	$(399)	$23,549
The following table presents revenues by segment and primary geographical markets:

	Quarter Ended December 28, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,492	$4,716	$7,121	$(447)	$19,882
Europe	1,651	77	1,127	—	2,855
Asia Pacific	729	57	1,167	—	1,953
Total revenues	$10,872	$4,850	$9,415	$(447)	$24,690

	Quarter Ended December 30, 2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$7,588	$4,358	$7,037	$(399)	$18,584
Europe	1,409	179	1,022	—	2,610
Asia Pacific	984	298	1,073	—	2,355
Total revenues	$9,981	$4,835	$9,132	$(399)	$23,549
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on TV/VOD licenses for titles made available to the licensee in previous reporting periods. For the quarter ended December 28, 2024, $0.3 billion was recognized related to performance obligations satisfied as of September 28, 2024. For the quarter ended December 30, 2023, $0.3 billion was recognized related to performance obligations satisfied as of September 30, 2023.
As of December 28, 2024, revenue for unsatisfied performance obligations expected to be recognized in the future is $15 billion, primarily for IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, television station affiliates, DTC wholesalers and sports sublicensees. Of this amount, we expect to

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

recognize approximately $5 billion in the remainder of fiscal 2025, $4 billion in fiscal 2026, $3 billion in fiscal 2027 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Accounts receivable and deferred revenues from contracts with customers are as follows:

	December 28, 2024	September 28, 2024
Accounts receivable
Current	$11,783	$10,463
Non-current	1,040	1,040
Allowance for credit losses	(114)	(118)
Deferred revenues
Current	6,050	5,587
Non-current	884	858
For the quarter ended December 28, 2024, the Company recognized revenue of $3.6 billion that was included in the September 28, 2024 deferred revenue balance. For the quarter ended December 30, 2023, the Company recognized revenue of $3.4 billion that was included in the September 30, 2023 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
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
The Company has accounts receivable with original maturities greater than one year related to the sale of vacation club properties and film and television program rights (TV/VOD licensing). The balance of vacation club receivables recorded in other non-current assets was $0.7 billion at both December 28, 2024 and September 28, 2024. The balance of TV/VOD licensing receivables recorded in other non-current assets was $0.3 billion at both December 28, 2024 and September 28, 2024. The allowance for credit losses for vacation club and TV/VOD licensing receivables and related activity for the periods ended December 28, 2024 and September 28, 2024 were not material.
4.Acquisitions and Dispositions
fuboTV Inc.
On January 6, 2025, the Company and fuboTV Inc. (Fubo), a publicly traded virtual multichannel video distributor (vMVPD), entered into a definitive agreement to combine certain of Hulu Live TV’s assets, including its carriage agreements, subscription agreements and related data, advertising and sponsorship agreements and intellectual property exclusively related to the “Live TV” brand, with Fubo (the Fubo Transaction). As a result, the Company will have a 70% interest in Fubo and the right to appoint a majority of Fubo’s Board of Directors, with the remaining 30% interest retained by Fubo shareholders.
The Fubo Transaction is expected to close in the first half of calendar year 2026, subject to customary closing conditions, including regulatory approvals and approval by Fubo shareholders. If closing has not occurred by April 2026 (extended to October 2026 if all other closing conditions, except those relating to regulatory approvals, have been satisfied), the Company or Fubo may terminate the transaction. A $130 million termination fee will be payable by the Company to Fubo if the transaction is terminated under certain circumstances, including due to the Company’s breach of the definitive agreement or the failure to obtain certain regulatory approvals. A $50 million termination fee will be payable by Fubo to the Company if the transaction is terminated under certain other circumstances, including if Fubo shareholders do not approve the transaction under certain conditions.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Upon completion of the Fubo Transaction, the Company will be the exclusive distributor of the Hulu Live TV service under a five year distribution agreement and will pay a wholesale fee to Fubo based on Fubo’s cost to program Hulu Live TV. In addition, the Company will sell advertising for the Hulu Live TV service and Fubo platform and pay Fubo a share of the advertising revenue.
In addition, the Company, Fox Corporation (Fox) and Warner Bros. Discovery, Inc. (WBD) reached a settlement with Fubo related to Fubo’s antitrust claims (See Note 13 for additional detail) and collectively paid $220 million to Fubo in January 2025. Fox and WBD have also agreed to reimburse a portion of the $130 million termination fee to the Company if it becomes payable.
Further, the Company agreed to provide Fubo a senior unsecured term loan of up to $145 million (expected to be funded in January 2026) (the Fubo Term Loan). If the Company funds the Fubo Term Loan and the Fubo Transaction is not consummated, Fox and WBD will participate in a portion of the Fubo Term Loan by providing loans to the Company with substantially the same economic terms as the Fubo Term Loan.
Star India
On November 14, 2024, the Company and Reliance Industries Limited (RIL) completed their transaction to form a joint venture (India joint venture) that combines the Company’s Star-branded and other general entertainment and sports television channels and direct-to-consumer Disney+ Hotstar service in India (Star India) and certain media and entertainment businesses controlled by RIL (the Star India Transaction). RIL has an effective 56% controlling interest in the joint venture with 37% held by the Company and 7% by Bodhi Tree Systems, a third party investment company.
Star India’s assets and liabilities were deconsolidated on November 14, 2024, and the Company recognized the fair value of its interest in the India joint venture as an equity method investment. We recorded non-cash impairment charges of $0.1 billion and $1.5 billion in “Restructuring and impairment charges” in the first quarter of fiscal 2025 and in fiscal 2024, respectively, to reflect Star India’s assets and liabilities at fair value less costs to sell. The measurement of these impairment charges included non-cash cumulative foreign currency translation losses of $0.8 billion net of tax. In addition, we recognized a non-cash tax charge of $0.2 billion in the first quarter of fiscal 2025 in connection with the close of the transaction.
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	December 28, 2024	September 28, 2024
Cash and cash equivalents	$5,486	$6,002
Restricted cash included in other assets	96	100
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,582	$6,102
Borrowings
During the quarter ended December 28, 2024, the Company’s borrowing activity was as follows:

	September 28, 2024	Borrowings	Payments	Other Activity	December 28, 2024
Commercial paper with original maturities less than three months(1)	$727	$1,283	$—	$4	$2,014
Commercial paper with original maturities greater than three months	2,313	49	(1,501)	(19)	842
U.S. dollar denominated borrowings	40,496	1,057	—	(70)	41,483
Asia Theme Parks borrowings	1,292	—	(26)	(107)	1,159
Foreign currency denominated borrowings and other(2)	987	—	(925)	(252)	(190)
	$45,815	$2,389	$(2,452)	$(444)	$45,308
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is attributable to market value adjustments for debt with qualifying hedges.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

At December 28, 2024, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2025	$5,250	$—	$5,250
Facility expiring March 2027	4,000	—	4,000
Facility expiring March 2029	3,000	—	3,000
Total	$12,250	$—	$12,250
These facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Ratings and S&P Global Ratings ranging from 0.655% to 1.225%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On December 28, 2024, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of December 28, 2024, the Company has $0.4 billion of outstanding letters of credit, of which none were issued under this facility. Outstanding letters of credit at Star India totaling $1.3 billion at December 28, 2024 that were entered into prior to the Star India Transaction are guaranteed by the Company through calendar 2025.
Cruise Ship Credit Facilities
In November 2024, in connection with the delivery of the Disney Treasure, the Company borrowed $1.1 billion with a fixed interest rate of 3.80%. Payments are due semi-annually over a 12-year term.
The Company has a credit facility for $1.1 billion that may be utilized to finance a significant portion of the contract price of the Disney Destiny, which is currently scheduled to be delivered in 2026. If utilized, the loan will have a fixed interest rate of 3.74%, payable semi-annually over a 12-year term.
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended
	December 28, 2024	December 30, 2023
Interest expense	$(487)	$(528)
Interest and investment income	54	182
Net periodic pension and postretirement benefit costs (other than service costs)	66	100
Interest expense, net	$(367)	$(246)
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	December 28, 2024	September 28, 2024
Cash and cash equivalents	$438	$510
Other current assets	199	178
Total current assets	637	688
Parks, resorts and other property	5,943	6,141
Other assets	265	217
Total assets	$6,845	$7,046

Current liabilities	$700	$695
Long-term borrowings	1,159	1,292
Other long-term liabilities	453	409
Total liabilities	$2,312	$2,396
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the quarter ended December 28, 2024:

Revenues	$1,531
Costs and expenses	(1,199)
Asia Theme Parks’ royalty and management fees of $69 million for the quarter ended December 28, 2024 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the quarter ended December 28, 2024 were $511 million provided by operating activities, $288 million used in investing activities and $24 million used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.
The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $64 million and $43 million, respectively. The interest rate on both loans is three month HIBOR (Hong Kong Interbank Offered Rate) plus 2%, and the scheduled maturity date is September 2025. The Company’s loan is eliminated in consolidation.
The Company has provided Hong Kong Disneyland Resort with a revolving credit facility of HK $2.7 billion ($348 million), which bears interest at a rate of three month HIBOR plus 1.25% and matures in 2028. The line of credit does not have a balance outstanding.
Shanghai Disney Resort
Shanghai Shendi (Group) Co., Ltd (Shendi) and the Company have 57% and 43% equity interests in Shanghai Disney Resort, respectively. A management company, in which the Company has a 70% interest and Shendi a 30% interest, operates Shanghai Disney Resort.
The Company has provided Shanghai Disney Resort with loans totaling $929 million bearing interest at 8% and are scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. The loan is eliminated in consolidation. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8% and matures in 2033. The line of credit does not have a balance outstanding.
Shendi has provided Shanghai Disney Resort with loans totaling 8.2 billion yuan (approximately $1.1 billion), bearing interest at 8% and are scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8% and matures in 2033. The line of credit does not have a balance outstanding.

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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of December 28, 2024			As of September 28, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,845	$13,950	$18,795	$4,568	$13,621	$18,189
Completed, not released	89	2,117	2,206	16	2,265	2,281
In-process	4,384	3,653	8,037	4,352	4,067	8,419
In development or pre-production	282	92	374	196	73	269
	$9,600	$19,812	29,412	$9,132	$20,026	29,158
Licensed content - Television programming rights and advances			4,250			5,251
Total produced and licensed content			$33,662			$34,409

Current portion			$1,157			$2,097
Non-current portion			$32,505			$32,312
Amortization of produced and licensed content is as follows:

	Quarter Ended
	December 28, 2024	December 30, 2023
Produced content
Predominantly monetized individually	$696	$768
Predominantly monetized as a group	1,813	1,794
	2,509	2,562
Licensed programming rights and advances	4,097	4,590
Total produced and licensed content costs(1)	$6,606	$7,152
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

8.Income Taxes
Deferred Tax Assets and Liabilities
The Company records deferred income tax assets and liabilities with respect to temporary differences in accounting treatment of items for financial reporting purposes and income tax purposes. The Company’s deferred tax assets and liabilities by major category as of December 28, 2024 and September 28, 2024 were as follows:

	December 28, 2024	September 28, 2024
Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,176)	$(3,444)
Accrued liabilities	(1,173)	(1,199)
Lease liabilities	(845)	(862)
Licensing revenues	(119)	(130)
Other	(489)	(655)
Total deferred tax assets	(5,802)	(6,290)
Deferred tax liabilities
Depreciable, amortizable and other property	6,128	6,584
Investment in U.S. entities(2)	1,068	1,102
Right-of-use lease assets	677	692
Investment in foreign entities	727	465
Other	66	78
Total deferred tax liabilities	8,666	8,921
Net deferred tax liability before valuation allowance	2,864	2,631
Valuation allowance	2,898	2,991
Net deferred tax liability	$5,762	$5,622
(1)Further details on our net operating losses and tax credit carryforwards are as follows:

December 28, 2024
International Theme Park net operating losses	$(1,424)
U.S. foreign tax credits	(810)
State net operating losses and tax credit carryforwards	(563)
Other	(379)
Total net operating losses and tax credit carryforwards(a)	$(3,176)
(a)    Approximately $2.0 billion of these carryforwards do not expire. Approximately $1.1 billion expire between fiscal 2026 and fiscal 2035, primarily consisting of U.S. foreign tax credits.
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
Unrecognized Tax Benefits
The Company’s gross unrecognized tax benefits (before interest and penalties) decreased $0.2 billion, from $2.0 billion at September 28, 2024 to $1.8 billion at December 28, 2024. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.8 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

9.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Service costs	$65	$62	$—	$—
Other costs (benefits):
Interest costs	195	208	11	14
Expected return on plan assets	(290)	(284)	(15)	(14)
Amortization of previously deferred service costs (credits)	—	2	(22)	(22)
Recognized net actuarial loss (gain)	62	5	(7)	(9)
Total other costs (benefits)	(33)	(69)	(33)	(31)
Net periodic benefit cost (income)	$32	$(7)	$(33)	$(31)
During the quarter ended December 28, 2024, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2025. Final minimum funding requirements for fiscal 2025 will be determined based on a January 1, 2025 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2025.
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

	Quarter Ended
	December 28, 2024	December 30, 2023
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,812	1,832
Weighted average dilutive impact of Awards	6	3
Weighted average number of common and common equivalent shares outstanding (diluted)	1,818	1,835
Awards excluded from diluted earnings per share	16	39
11.Equity
The Company declared the following dividends in fiscal 2025 and 2024:

Per Share	Amount	Payment Date
$0.50	$0.9 billion	July 23, 2025(1)
$0.50	$0.9 billion	January 16, 2025
$0.45	$0.8 billion	July 25, 2024
$0.30	$0.5 billion	January 10, 2024
(1)Amount represents our estimate of the dividend that will be paid on July 23, 2025. The actual amount will be determined based on shareholders of record at June 24, 2025.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized the Company to repurchase a total of 400 million shares of its common stock. During the quarter ended December 28, 2024, the Company repurchased 7 million shares of its common stock for $0.8 billion (amount excludes the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022). As of December 28, 2024, the Company had remaining authorization in place to repurchase approximately 365 million additional shares. The repurchase program does not have an expiration date.
The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
First quarter of fiscal 2025
Balance at September 28, 2024	$(319)	$(2,243)	$(1,855)	$(4,417)
Quarter Ended December 28, 2024:
Unrealized gains (losses) arising during the period	559	—	(246)	313
Reclassifications of realized net (gains) losses to net income	(88)	33	—	(55)
Star India Transaction	—	—	904	904
Balance at December 28, 2024	$152	$(2,210)	$(1,197)	$(3,255)

First quarter of fiscal 2024
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)
Quarter Ended December 30, 2023:
Unrealized gains (losses) arising during the period	(277)	(3)	137	(143)
Reclassifications of realized net (gains) losses to net income	(140)	(24)	—	(164)
Balance at December 30, 2023	$(158)	$(2,199)	$(1,837)	$(4,194)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
First quarter of fiscal 2025
Balance at September 28, 2024	$71	$531	$116	$718
Quarter Ended December 28, 2024:
Unrealized gains (losses) arising during the period	(130)	—	24	(106)
Reclassifications of realized net (gains) losses to net income	21	(8)	—	13
Star India Transaction	—	—	(58)	(58)
Balance at December 28, 2024	$(38)	$523	$82	$567

First quarter of fiscal 2024
Balance at September 30, 2023	$(64)	$517	$142	$595
Quarter Ended December 30, 2023:
Unrealized gains (losses) arising during the period	66	—	(7)	59
Reclassifications of realized net (gains) losses to net income	32	6	—	38
Balance at December 30, 2023	$34	$523	$135	$692

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
First quarter of fiscal 2025
Balance at September 28, 2024	$(248)	$(1,712)	$(1,739)	$(3,699)
Quarter Ended December 28, 2024:
Unrealized gains (losses) arising during the period	429	—	(222)	207
Reclassifications of realized net (gains) losses to net income	(67)	25	—	(42)
Star India Transaction	—	—	846	846
Balance at December 28, 2024	$114	$(1,687)	$(1,115)	$(2,688)

First quarter of fiscal 2024
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Quarter Ended December 30, 2023:
Unrealized gains (losses) arising during the period	(211)	(3)	130	(84)
Reclassifications of realized net (gains) losses to net income	(108)	(18)	—	(126)
Balance at December 30, 2023	$(124)	$(1,676)	$(1,702)	$(3,502)
Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended
		December 28, 2024	December 30, 2023
Market value adjustments, primarily cash flow hedges	Primarily revenue	$88	$140
Estimated tax	Income taxes	(21)	(32)
		67	108

Pension and postretirement medical expense	Interest expense, net	(33)	24
Estimated tax	Income taxes	8	(6)
		(25)	18
Total reclassifications for the period		$42	$126
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended
	December 28, 2024	December 30, 2023
Stock options	$16	$17
RSUs	301	291
Total equity-based compensation expense(1)	$317	$308
Equity-based compensation expense capitalized during the period	$44	$44
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Unrecognized compensation cost related to unvested stock options and RSUs was $66 million and $1.5 billion, respectively, as of December 28, 2024.
Each fiscal year, generally in December or January, the Company awards stock options and restricted stock units to a broad-based group of management, technology and creative personnel (Annual Grant). Substantially all of the Annual Grant was issued in January 2025. The Annual Grant consisted of 2.4 million stock options and 14.2 million RSUs with weighted average grant date fair values of $37.98 and $109.20, respectively. During the quarter ended December 30, 2023, the weighted average grant date fair values for stock options and RSUs were $32.06 and $93.87, respectively.
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
On November 18, 2022, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to YouTube TV (the “Biddle Action”). The plaintiffs in the Biddle Action asserted a claim under Section 1 of the Sherman Act based on allegations that Disney uses certain pricing and packaging provisions in its carriage agreements with vMVPDs to increase prices for and reduce output of certain services offered by vMVPDs. On November 30, 2022, a second private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to DirecTV Stream (the “Fendelander Action”), making similar allegations. The Company filed motions to dismiss for failure to state a claim in both the Biddle Action and Fendelander Action on January 31, 2023. On September 30, 2023, the court issued an order granting in part and denying in part the Company’s motions to dismiss both cases and, on October 13, 2023, the court issued an order consolidating both cases. On October 16, 2023, plaintiffs filed a consolidated amended putative class action complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts claims under Section 1 of the Sherman Act and certain Arizona, California, Florida, Illinois, Iowa, Massachusetts, Michigan,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Nevada, New York, North Carolina, and Tennessee antitrust laws based on substantially similar allegations as the Biddle Action and the Fendelander Action. The Consolidated Complaint seeks injunctive relief, unspecified money damages and costs and fees. The Company intends to defend against the lawsuits vigorously and filed a motion to dismiss the Consolidated Complaint for failure to state a claim on December 1, 2023. The Company’s motion to dismiss the Consolidated Complaint was granted in part and denied in part on June 25, 2024. On September 12, 2024, the Court entered a case management order setting, among other dates, Plaintiffs’ deadline to file their class certification motion on March 27, 2026. On January 14, 2025, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company on behalf of a putative class of certain subscribers to fuboTV (the “Unger Action”), making similar allegations to those in the now-consolidated Biddle and Fendelander Actions. The consolidated lawsuit and the Unger Action are in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
On February 20, 2024, a private antitrust lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company (including affiliates ESPN, Inc., ESPN Enterprises, Inc., and Hulu, LLC), Fox, and WBD (collectively, “Defendants”), by fuboTV Inc. and fuboTV Media Inc. (together, “Fubo”). Fubo asserted claims under Section 1 of the Sherman Act, Section 7 of the Clayton Act, and New York antitrust law based on the theories that (a) a then planned joint venture between ESPN, Inc., Fox, and WBD, which would have distributed certain of Defendants’ linear networks to consumers (the “Sports Streaming JV”), would have harmed competition in alleged markets for the licensing of networks that offer live sports content and for streaming live pay television, (b) certain alleged practices by which the Company and Fox license their networks to vMVPDs as a bundle increase prices and reduce output for services offered by vMVPDs, and (c) certain alleged pricing provisions in Defendants’ carriage agreements with YouTube TV and Hulu + Live TV, as well as in Hulu + Live TV’s carriage agreements with non-Defendant programmers, increase prices for services offered by vMVPDs. On April 8, 2024, Fubo filed a motion for a preliminary injunction against Defendants to prevent the formation of the Sports Streaming JV. On April 29, 2024, Fubo filed an amended complaint to add allegations of a purported market for “skinny sports bundles”, which Fubo claimed the Sports Streaming JV would have monopolized after its launch. After a hearing on Fubo’s motion for preliminary injunction, the district court granted Fubo’s motion on August 16, 2024, and enjoined the launch of the Sports Streaming JV. On August 19, 2024, Defendants filed a notice of appeal to the United States Court of Appeals for the Second Circuit from the order for a preliminary injunction. The United States Court of Appeals for the Second Circuit granted Defendants’ motion to expedite the appeal. Defendants filed their initial appeal brief on September 20, 2024, Fubo filed its brief in opposition on November 4, 2024, and Defendants filed their reply brief on December 9, 2024. Oral argument was scheduled for January 6, 2025. Fubo further sought injunctive relief, unspecified money damages and costs and fees. On September 26, 2024, the Company filed a motion to dismiss Fubo’s claims brought under Section 1 of the Sherman Act and New York antitrust law, unrelated to the joint venture. The district court denied Defendants’ motions to dismiss on December 13, 2024. The Defendants reached a settlement with Fubo to resolve this litigation, and on January 6, 2025, filed with the district court a joint stipulation voluntarily dismissing the action with prejudice and extinguishing the preliminary injunction issued on August 16, 2024. The parties also filed on January 6, 2025 a joint stipulation dismissing the appeal, which the United States Court of Appeals for the Second Circuit so ordered on January 8, 2025.
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
Level 1 - Quoted prices for identical instruments in active markets
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations, in which all significant inputs and significant value drivers are observable in active markets
Level 3 - Valuations derived from valuation techniques, in which one or more significant inputs or significant value drivers are unobservable

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level:

	Fair Value Measurement at December 28, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$100	$—	$100
Derivatives - Foreign exchange	—	1,127	—	1,127
Liabilities
Derivatives
Interest rate	—	(1,239)	—	(1,239)
Foreign exchange	—	(527)	—	(527)
Other	—	(17)	—	(17)
Other	—	(634)	—	(634)
Total recorded at fair value	$—	$(1,190)	$—	$(1,190)
Fair value of borrowings	$—	$39,433	$2,201	$41,634

	Fair Value Measurement at September 28, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$94	$—	$94
Derivatives
Foreign exchange	—	569	—	569
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(983)	—	(983)
Foreign exchange	—	(588)	—	(588)
Other	—	(8)	—	(8)
Other	—	(591)	—	(591)
Total recorded at fair value	$—	$(1,489)	$—	$(1,489)
Fair value of borrowings	$—	$42,392	$1,317	$43,709
The fair values of Level 2 investments are primarily determined based on an internal valuation model that uses observable inputs such as stock trading price, volatility and risk free rate.
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
Level 3 borrowings include the Asia Theme Park and cruise ship borrowings, which are valued based on the current estimated borrowing costs, prevailing market interest rates and applicable credit risk.
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
The Company’s derivative positions measured at fair value (see Note 14) are summarized in the following tables:

	As of December 28, 2024
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$586	$323	$(176)	$(139)
Interest rate	—	—	(1,239)	—
Other	—	—	(5)	—
Derivatives not designated as hedges
Foreign exchange	216	2	(210)	(2)
Other	—	100	(12)	—
Gross fair value of derivatives	802	425	(1,642)	(141)
Counterparty netting	(618)	(239)	722	135
Cash collateral (received) paid	(74)	—	675	—
Net derivative positions	$110	$186	$(245)	$(6)

	As of September 28, 2024
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$273	$184	$(164)	$(149)
Interest rate	—	—	(983)	—
Other	—	—	(7)	(1)
Derivatives not designated as hedges
Foreign exchange	110	2	(273)	(2)
Other	18	94	—	—
Gross fair value of derivatives	401	280	(1,427)	(152)
Counterparty netting	(330)	(182)	396	116
Cash collateral (received) paid	(27)	—	679	—
Net derivative positions	$44	$98	$(352)	$(36)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at both December 28, 2024 and September 28, 2024 was $11.0 billion and $12.0 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	December 28, 2024	September 28, 2024	December 28, 2024	September 28, 2024
Borrowings:
Current	$495	$1,414	$(5)	$(10)
Long-term	9,874	10,128	(1,109)	(913)
	$10,369	$11,542	$(1,114)	$(923)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	December 28, 2024	December 30, 2023
Gain (loss) on:
Pay-floating swaps	$(195)	$432
Borrowings hedged with pay-floating swaps	195	(432)
Expense associated with interest accruals on pay-floating swaps	(111)	(154)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at December 28, 2024 or at September 28, 2024, and gains and losses related to pay-fixed interest rate swaps recognized in earnings were not material for the quarters ended December 28, 2024 and December 30, 2023.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 28, 2024 and September 28, 2024, the notional amounts of the Company’s net foreign exchange cash flow hedges were $8.4 billion and $9.9 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $501 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended
	December 28, 2024	December 30, 2023
Gain (loss) recognized in Other Comprehensive Income	$562	$(264)
Gain reclassified from AOCI into the Statements of Operations(1)	89	141
(1)Primarily recorded in revenue.
The Company may designate cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of December 28, 2024 and September 28, 2024, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($0.9 billion) and Canadian $1.3 billion ($1.0 billion), respectively. The related gains or losses recognized in earnings for the quarters ended December 28, 2024 and December 30, 2023 were not material.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts at December 28, 2024 and September 28, 2024 were $2.9 billion and $3.4 billion, respectively. The Company recognized net foreign exchange gains of $0.2 billion on the foreign exchange contracts in costs and expenses for the quarter ended December 28, 2024 that mitigated our exposure with respect to foreign currency denominated assets and liabilities. The related gains or losses for the quarter ended December 30, 2023 were not material.
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at December 28, 2024 and September 28, 2024 and related gains or losses recognized in earnings for the quarters ended December 28, 2024 and December 30, 2023 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at December 28, 2024 and September 28, 2024 were $0.6 billion and $0.5 billion, respectively. The related gains or losses recognized in earnings for the quarters ended December 28, 2024 and December 30, 2023 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $0.9 billion and $1.1 billion at December 28, 2024 and September 28, 2024.
16.New Accounting Pronouncements and Other Disclosure Rules
Improvements to Reportable Segments Disclosures
In November 2023, the FASB issued guidance to enhance reportable segment disclosures by requiring the disclosure of significant expenses that are regularly provided to the chief operating decision maker (CODM) and included in the segment’s measure of profit or loss. It also requires an explanation of how the CODM uses the segment’s measure of profit or loss to assess segment performance and allocate resources. The guidance is effective for the Company for annual periods beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026 and requires retrospective adoption (with early adoption permitted). While the guidance will not have an effect on the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption, it will affect certain segment reporting disclosures in the Company’s fiscal 2025 annual report.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance to enhance income tax disclosures. The new guidance requires an expanded effective tax rate reconciliation, the disclosure of cash taxes paid segregated between U.S. federal, U.S. state and foreign, with further disaggregation by jurisdiction if certain thresholds are met and eliminates certain disclosures related to uncertain tax benefits. The Company will adopt the new guidance, including the expanded disclosures, beginning with the Company’s 2026 fiscal year.

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
•Certain climate-related information including climate-related risks, targets and goals that are reasonably likely to have a material impact, as applicable, on a company’s strategy, business, results of operations or financial condition;
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
•Commitments and Contingencies
•Other Matters
•DTC Product Descriptions, Key Definitions and Supplemental Information
•Supplemental Guarantor Financial Information
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)
(in millions, except per share data)	December 28, 2024	December 30, 2023
Revenues:
Services	$22,048	$20,975	5%
Products	2,642	2,574	3%
Total revenues	24,690	23,549	5%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,789)	(13,922)	1%
Cost of products (exclusive of depreciation and amortization)	(1,617)	(1,665)	3%
Selling, general, administrative and other	(3,930)	(3,783)	(4) %
Depreciation and amortization	(1,276)	(1,243)	(3) %
Total costs and expenses	(20,612)	(20,613)	— %
Restructuring and impairment charges	(143)	—	nm
Interest expense, net	(367)	(246)	(49) %
Equity in the income of investees	92	181	(49) %
Income before income taxes	3,660	2,871	27%
Income taxes	(1,016)	(720)	(41) %
Net income	2,644	2,151	23%
Net income attributable to noncontrolling interests	(90)	(240)	63%
Net income attributable to Disney	$2,554	$1,911	34%
Diluted earnings per share attributable to Disney	$1.40	$1.04	35%
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 5%, or $1.1 billion, to $24.7 billion; net income attributable to Disney increased to $2.6 billion compared to $1.9 billion; and diluted earnings per share (EPS) attributable to Disney increased to $1.40 compared to $1.04 in the prior-year quarter. The EPS increase was due to higher operating income at Entertainment.
On November 14, 2024, the Company and RIL completed the Star India Transaction (see Note 4 to the Condensed Consolidated Financial Statements). After November 14, 2024, the Company began recognizing its 37% share of the India joint venture’s results in “Equity in the income of investees.” Star India results in the current quarter through November 14, 2024 and results in the prior-year quarter are consolidated in the Company’s financial results for those periods and reported in the Entertainment and Sports segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Service revenues for the quarter increased 5%, or $1.1 billion, to $22.0 billion, due to higher subscription and theatrical distribution revenue and, to a lesser extent, growth in theme park admissions and resorts and vacations revenues. Service revenues reflected an approximate 3 percentage point decrease due to Star India and an approximate 1 percentage point decrease due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact).
Costs and expenses
Cost of services for the quarter decreased 1% to $13.8 billion due to lower sports programming and production costs, partially offset by the impact of inflation and increased volumes at our parks and experiences businesses as well as higher non-sports programming and production costs. Cost of services reflected an approximate 6 percentage point decrease due to Star India and an approximate 1 percentage point decrease due to a favorable Foreign Exchange Impact.
Selling, general, administrative and other costs increased 4% to $3.9 billion driven by a legal settlement and higher marketing costs. Selling, general and administrative and other costs reflected an approximate 1 percentage point decrease due to Star India and an approximate 3 percentage point decrease due to a favorable Foreign Exchange Impact.
Depreciation and amortization increased 3% to $1.3 billion due to higher depreciation at Experiences, partially offset by lower TFCF and Hulu Acquisition Amortization.
Restructuring and impairment charges
In the current quarter, the Company recorded a $143 million loss in connection with the Star India Transaction.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	December 28, 2024	December 30, 2023	% Change Better (Worse)
Interest expense	$(487)	$(528)	8%
Interest income, investment income and other	120	282	(57) %
Interest expense, net	$(367)	$(246)	(49) %

The decrease in interest expense was primarily due to lower average rates and debt balances, partially offset by a decrease in capitalized interest.
The decrease in interest income, investment income and other reflected the impact of lower cash and cash equivalent balances, an unfavorable comparison related to pension and postretirement benefit costs, other than service cost, and investment losses in the current quarter compared to investment gains in the prior-year quarter.
Equity in the Income of Investees
Income from equity investees decreased $89 million, to $92 million from $181 million, due to lower income from A+E Television Networks (A+E) and losses from the India joint venture in the current quarter.
Income Taxes

	Quarter Ended
	December 28, 2024	December 30, 2023
Income before income taxes	$3,660	$2,871
Income tax expense	1,016	720
Effective income tax rate	27.8%	25.1%
The increase in the effective income tax rate in the current quarter compared to the prior-year quarter was due to a non-cash tax charge in connection with the Star India Transaction. This increase was partially offset by the comparison to an unfavorable effect of employee share-based awards in the prior-year quarter, the impact of adjustments related to prior years and a lower foreign effective tax rate. Adjustments related to prior years were favorable in the current quarter and unfavorable in the prior-year quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Quarter Ended
(in millions)	December 28, 2024	December 30, 2023	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(90)	$(240)	63%
The decrease in net income attributable to noncontrolling interests was due to the comparison to accretion of NBC Universal’s interest in Hulu in the prior-year quarter.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended December 28, 2024 were impacted by the following:
•An impairment charge of $143 million and a non-cash tax charge of $213 million, which were both recorded in connection with the Star India Transaction (see Note 4 to the Condensed Consolidated Financial Statements)
•TFCF and Hulu Acquisition Amortization of $397 million
Results for the quarter ended December 30, 2023 were impacted by the following:
•TFCF and Hulu Acquisition Amortization of $451 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended December 28, 2024:
Star India Transaction	$(143)	$(213)	$(356)	$(0.20)
TFCF and Hulu Acquisition Amortization	(397)	93	(304)	(0.16)
Total	$(540)	$(120)	$(660)	$(0.36)

Quarter Ended December 30, 2023:
TFCF and Hulu Acquisition Amortization	$(451)	$106	$(345)	$(0.18)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 28, 2024 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Entertainment	$10,872	$9,981	9%
Sports	4,850	4,835	— %
Experiences	9,415	9,132	3%
Eliminations (1)	(447)	(399)	(12) %
Revenues	$24,690	$23,549	5%
(1)Reflects fees paid by Direct-to-Consumer to Sports and other Entertainment businesses for the right to air their linear networks on Hulu Live and fees paid by Entertainment to Sports to program sports on the ABC Network and Disney+.
The following table presents income from our operating segments and other components of income before income taxes:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Entertainment operating income	$1,703	$874	95%
Sports operating income (loss)	247	(103)	nm
Experiences operating income	3,110	3,105	— %
Corporate and unallocated shared expenses	(460)	(308)	(49) %
Equity in the loss of India joint venture	(33)	—	nm
Restructuring and impairment charges	(143)	—	nm
Interest expense, net	(367)	(246)	(49) %
TFCF and Hulu Acquisition Amortization	(397)	(451)	12%
Income before income taxes	$3,660	$2,871	27%

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Entertainment	$165	$163	(1) %
Sports	10	11	9%
Experiences
Domestic	461	424	(9) %
International	191	171	(12) %
Total Experiences	652	595	(10) %
Corporate	82	54	(52) %
Total depreciation expense	$909	$823	(10) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Entertainment	$13	$13	— %
Experiences	27	27	— %
TFCF and Hulu intangible assets	327	380	14%
Total amortization of intangible assets	$367	$420	13%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Revenues:
Linear Networks	$2,617	$2,803	(7) %
Direct-to-Consumer	6,072	5,546	9%
Content Sales/Licensing and Other	2,183	1,632	34%
	$10,872	$9,981	9%
Segment operating income (loss):
Linear Networks	$1,098	$1,236	(11) %
Direct-to-Consumer	293	(138)	nm
Content Sales/Licensing and Other	312	(224)	nm
	$1,703	$874	95%
Revenues
The increase in Entertainment revenues was due to subscription revenue growth and higher theatrical distribution revenues.
Operating income
The increase in Entertainment operating income in the current quarter compared to the prior-year quarter was due to improved results at Content Sales/Licensing and Other and Direct-to-Consumer, partially offset by a decrease at Linear Networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Revenues
Affiliate fees	$1,655	$1,766	(6) %
Advertising	915	994	(8) %
Other	47	43	9%
Total revenues	2,617	2,803	(7) %
Operating expenses	(1,108)	(1,171)	5%
Selling, general, administrative and other	(520)	(557)	7%
Depreciation and amortization	(14)	(12)	(17) %
Equity in the income of investees	123	173	(29) %
Operating Income	$1,098	$1,236	(11) %
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Domestic	$1,454	$1,480	(2) %
International	201	286	(30) %
	$1,655	$1,766	(6) %
The decrease in domestic affiliate revenue was due to a decline of 8% from fewer subscribers, partially offset by an increase of 7% from higher effective rates.
Lower international affiliate revenue was due to declines of 14% from Star India, 8% from lower effective rates, 5% from fewer subscribers and 2% from an unfavorable Foreign Exchange Impact.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Domestic	$723	$706	2%
International	192	288	(33) %
	$915	$994	(8) %
The increase in domestic advertising revenue included an increase of 12% from higher rates, due to more political advertising at the owned television stations, partially offset by an 11% decrease from fewer impressions attributable to lower average viewership at our networks.
Lower international advertising revenue was due to decreases of 29% from Star India and 3% from an unfavorable Foreign Exchange Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Programming and production costs
Domestic	$(787)	$(760)	(4) %
International	(138)	(183)	25%
Total programming and production costs	(925)	(943)	2%
Other operating expenses	(183)	(228)	20%
	$(1,108)	$(1,171)	5%
The increase in domestic programming and production costs was primarily due to a higher average cost mix of programming at the ABC Network reflecting the impact of the 2023 guild strikes on the prior-year quarter.
International programming and production costs decreased primarily due to Star India.
The decrease in other operating expenses was primarily attributable to lower technology costs.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $37 million, to $520 million from $557 million, driven by Star India.
Equity in the Income of Investees
Income from equity investees decreased $50 million, to $123 million from $173 million, due to lower income from A+E attributable to decreases in advertising and affiliate revenue and the comparison to a gain on the sale of an investment in the prior-year quarter.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $138 million, to $1,098 million from $1,236 million, due to a decrease at our international business as a result of Star India, and lower income from equity investees.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Supplemental revenue detail
Domestic	$2,206	$2,210	— %
International	411	593	(31) %
	$2,617	$2,803	(7) %
Supplemental operating income detail
Domestic	$837	$838	— %
International	138	225	(39) %
Equity in the income of investees	123	173	(29) %
	$1,098	$1,236	(11) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Revenues
Subscription fees	$5,065	$4,507	12%
Advertising	952	974	(2) %
Other	55	65	(15) %
Total revenues	6,072	5,546	9%
Operating expenses	(4,609)	(4,493)	(3) %
Selling, general, administrative and other	(1,095)	(1,121)	2%
Depreciation and amortization	(75)	(70)	(7) %
Operating Income (Loss)	$293	$(138)	nm
Revenues - Subscription fees
Growth in subscription fees reflected increases of 9% from higher rates attributable to increases in pricing and 6% from more subscribers, partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.
Revenues - Advertising
Lower advertising revenue was attributable to decreases of 16% from Star India, which included International Cricket Council (ICC) Cricket World Cup programming on Disney+ Hotstar in the prior-year quarter, and 11% from lower rates at Hulu and Disney+ Core. There were no significant cricket events in the current quarter prior to the Star India Transaction. These decreases were partially offset by an increase of 24% from higher impressions at Disney+ Core and Hulu.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics(1) to analyze trends and evaluate the overall performance of Disney+ and Hulu, and we believe these metrics are useful to investors in analyzing the business:

Paid subscribers at:				% Change Better (Worse)
(in millions)	December 28, 2024	September 28, 2024	December 30, 2023	Dec. 28, 2024 vs. Sept. 28, 2024	Dec. 28, 2024 vs. Dec. 30, 2023
Disney+
Domestic (U.S. and Canada)	56.8	56.0	46.1	1%	23%
International(2)	67.8	69.3	68.8	(2) %	(1) %
Disney+(2)(3)	124.6	125.3	114.8	(1) %	9%

Hulu
SVOD Only	49.0	47.4	45.1	3%	9%
Live TV + SVOD	4.6	4.6	4.6	— %	— %
Total Hulu(3)	53.6	52.0	49.7	3%	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber:

	Quarter Ended			% Change Better (Worse)
	December 28, 2024	September 28, 2024	December 30, 2023	Dec. 28, 2024 vs. Sept. 28, 2024	Dec. 28, 2024 vs. Dec. 30, 2023
Disney+
Domestic (U.S. and Canada)	$7.99	$7.70	$8.15	4%	(2) %
International(2)	7.19	6.78	5.68	6%	27%
Disney+(2)	7.55	7.20	6.67	5%	13%

Hulu
SVOD Only	12.52	12.54	12.29	— %	2%
Live TV + SVOD	99.22	95.82	93.61	4%	6%
(1)See discussion on pages 50 — DTC Product Descriptions, Key Definitions and Supplemental Information.
(2)The sequential prior quarter and prior-year quarter Paid Subscribers and Average Monthly Revenue per Paid Subscriber have been adjusted to include Disney+ subscribers in Southeast Asia. These subscribers were previously reported with Disney+ Hotstar, which is no longer presented as this business was included in the Star India Transaction.
(3)Total may not equal the sum of the column due to rounding.
Average Monthly Revenue Per Paid Subscriber - First Quarter of Fiscal 2025 Comparison to Fourth Quarter of Fiscal 2024
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.70 to $7.99 due to increases in pricing, partially offset by a higher mix of subscribers to promotional offerings.
International Disney+ average monthly revenue per paid subscriber increased from $6.78 to $7.19 due to increases in pricing and higher advertising revenue, partially offset by a higher mix of subscribers to promotional offerings.
Hulu SVOD Only average monthly revenue per paid subscriber was comparable to the prior sequential quarter as lower advertising revenue was offset by increases in pricing and a higher mix of subscribers to higher priced multi-product offerings.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $95.82 to $99.22 primarily due to increases in pricing.
Average Monthly Revenue Per Paid Subscriber - First Quarter of Fiscal 2025 Comparison to First Quarter of Fiscal 2024
Domestic Disney+ average monthly revenue per paid subscriber decreased from $8.15 to $7.99 driven by a higher mix of subscribers to wholesale offerings, largely offset by increases in pricing.
International Disney+ average monthly revenue per paid subscriber increased from $5.68 to $7.19 due to increases in pricing, partially offset by a higher mix of subscribers to ad-supported offerings.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $12.29 to $12.52 due to increases in pricing, partially offset by lower per-subscriber advertising revenue and a higher mix of subscribers to multi-product offerings.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $93.61 to $99.22 due to increases in pricing.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Programming and production costs
Hulu	$(2,263)	$(2,126)	(6) %
Disney+	(1,345)	(1,459)	8%
Total programming and production costs	(3,608)	(3,585)	(1) %
Other operating expense	(1,001)	(908)	(10) %
	$(4,609)	$(4,493)	(3) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Higher programming and production costs at Hulu were driven by higher subscriber-based fees for programming the Hulu Live TV service due to rate increases.
The decrease in programming and production costs at Disney+ was due to Star India reflecting ICC Cricket World Cup programming in the prior-year quarter.
The increase in other operating expense was due to higher technology and distribution costs.
Operating Income (Loss) from Direct-to-Consumer
Operating results from Direct-to-Consumer improved $431 million, to income of $293 million from a loss of $138 million, due to improved results at Disney+ and, to a lesser extent, Hulu.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Revenues
TV/VOD and home entertainment distribution	$932	$731	27%
Theatrical distribution	642	251	>100%
Other	609	650	(6) %
Total revenues	2,183	1,632	34%
Operating expenses	(1,098)	(1,175)	7%
Selling, general, administrative and other	(679)	(585)	(16) %
Depreciation and amortization	(89)	(94)	5%
Equity in the loss of investees	(5)	(2)	>(100) %
Operating Income (Loss)	$312	$(224)	nm
Revenues - TV/VOD and home entertainment distribution
The increase in TV/VOD and home entertainment distribution revenue was due to higher TV/VOD sales of episodic content and an increase in home entertainment distribution revenue. The increase in home entertainment distribution revenue was due to higher electronic distribution revenue, partially offset by a decrease at our physical distribution business due to the business shifting to a third party licensing model.
Revenues - Theatrical distribution
The increase in theatrical distribution revenue was due to the performance of Moana 2 and Mufasa: The Lion King in the current quarter compared to The Marvels and Wish in the prior-year quarter.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Programming and production costs	$(942)	$(990)	5%
Other operating expenses	(156)	(185)	16%
	$(1,098)	$(1,175)	7%
The decrease in programming and production costs was due to lower film cost impairments, partially offset by higher production cost amortization attributable to the increase in TV/VOD distribution revenue.
The decrease in other operating expenses reflected lower cost of goods sold and distribution costs due to the shift of our physical home entertainment distribution business to a licensing model.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs increased $94 million, to $679 million from $585 million, primarily due to higher theatrical marketing costs.
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other increased $536 million, to income of $312 million from a loss of $224 million due to higher theatrical distribution results.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
TFCF and Hulu Acquisition Amortization(1)	$(321)	$(353)	9%
(1)In the current quarter, amortization of intangible assets was $251 million and amortization of step-up on film and television costs was $67 million. In the prior-year quarter, amortization of intangible assets was $282 million and amortization of step-up on film and television costs was $68 million.
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Revenues
Affiliate fees	$2,630	$2,669	(1) %
Advertising	1,342	1,351	(1) %
Subscription fees	427	415	3%
Other	451	400	13%
Total revenues	4,850	4,835	— %
Operating expenses	(4,293)	(4,599)	7%
Selling, general, administrative and other	(310)	(341)	9%
Depreciation and amortization	(10)	(11)	9%
Equity in the income of investees	10	13	(23) %
Operating Income (Loss)	$247	$(103)	nm
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
ESPN
Domestic	$2,345	$2,339	— %
International	254	265	(4) %
	2,599	2,604	— %
Star India	31	65	(52) %
	$2,630	$2,669	(1) %
Domestic ESPN affiliate revenue was comparable to the prior-year quarter, as an increase of 7% from higher effective rates was offset by a decrease of 7% from fewer subscribers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The decrease in international ESPN affiliate revenue was attributable to an unfavorable Foreign Exchange Impact and, to a lesser extent, fewer subscribers, largely offset by higher effective rates.
The decrease in Star India affiliate revenue was due to the Star India Transaction.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
ESPN
Domestic	$1,291	$1,118	15%
International	47	49	(4) %
	1,338	1,167	15%
Star India	4	184	(98) %
	$1,342	$1,351	(1) %
The increase in domestic ESPN advertising revenue was primarily due to an increase of 12% from higher rates.
The decrease in Star India advertising revenue was due to the comparison to ICC Cricket World Cup programming in the prior-year quarter. There were no significant cricket events in the current quarter prior to the Star India Transaction.
Revenues - Subscription fees
Subscription fees increased $12 million, to $427 million from $415 million, due to higher rates.
Revenues - Other
Other revenue increased $51 million, to $451 million from $400 million, reflecting higher fees received from the Entertainment segment to program sports content on Disney+, partially offset by lower sub-licensing fees. The decrease in sub-licensing fees was attributable to the comparison to Star India sub-licensing of the ICC Cricket World Cup in the prior-year quarter, partially offset by fees from sub-licensing the College Football Playoff (CFP) programming rights for two games in the current quarter.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics(1) to analyze trends and evaluate the overall performance of ESPN+, and we believe these metrics are useful to investors in analyzing the business:

				% Change Better (Worse)
	December 28, 2024	September 28, 2024	December 30, 2023	Dec. 28, 2024 vs. Sept. 28, 2024	Dec. 28, 2024 vs. Dec. 30, 2023
Paid subscribers(1) at (in millions)	24.9	25.6	25.2	(3) %	(1) %
Average Monthly Revenue per Paid Subscriber(1) for the quarter ended	$6.36	$5.94	$6.09	7%	4%
(1)See discussion on page 50—DTC Product Descriptions, Key Definitions and Supplemental Information
Average Monthly Revenue Per Paid Subscriber - First Quarter of Fiscal 2025 Comparison to Fourth Quarter of Fiscal 2024
ESPN+ average monthly revenue per paid subscriber increased from $5.94 to $6.36 due to increases in pricing and higher advertising revenue.
Average Monthly Revenue Per Paid Subscriber - First Quarter of Fiscal 2025 Comparison to First Quarter of Fiscal 2024
ESPN+ average monthly revenue per paid subscriber increased from $6.09 to $6.36 due to increases in pricing, partially offset by a higher mix of subscribers to wholesale offerings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Programming and production costs
ESPN
Domestic	$(3,709)	$(3,389)	(9) %
International	(317)	(306)	(4) %
	(4,026)	(3,695)	(9) %
Star India	(17)	(684)	98%
	(4,043)	(4,379)	8%
Other operating expenses	(250)	(220)	(14) %
	$(4,293)	$(4,599)	7%
Domestic ESPN programming and production costs increased in the current quarter compared to the prior-year quarter primarily due to expanded college football programming rights including one additional CFP game. The CFP format was revised starting with the 2024-2025 season, which added four first round games in the current quarter, two of which aired on our networks and two of which were sub-licensed. In the prior-year quarter, we aired three host games, which under the new format are now quarterfinal and semifinal games that aired in the second quarter of the current fiscal year.
Higher programming and production costs at international ESPN were attributable to higher soccer rights costs reflecting contractual rate increases, partially offset by a favorable Foreign Exchange Impact.
Star India programming and production costs decreased due to the comparison to ICC Cricket World Cup programming in the prior-year quarter.
The increase in other operating expense was attributable to higher technology costs.
Operating Income (Loss) from Sports
Operating results increased $350 million, to operating income of $247 million from an operating loss of $103 million, due to the comparison to the ICC Cricket World Cup programming in the prior-year quarter at Star India and, to a lesser extent, improved results at international ESPN, partially offset by a decrease at domestic ESPN.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Supplemental revenue detail
ESPN
Domestic	$4,422	$4,073	9%
International	389	363	7%
	4,811	4,436	8%
Star India	39	399	(90) %
	$4,850	$4,835	— %
Supplemental operating income (loss) detail
ESPN
Domestic	$231	$255	(9) %
International	(3)	(56)	95%
	228	199	15%
Star India	9	(315)	nm
Equity in the income of investees	10	13	(23) %
	$247	$(103)	nm
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
TFCF Acquisition Amortization(1)	$(74)	$(96)	23%
(1)Represents amortization of intangible assets.
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Revenues
Theme park admissions	$3,087	$2,982	4%
Resorts and vacations	2,221	2,118	5%
Parks & Experiences merchandise, food and beverage	2,181	2,103	4%
Merchandise licensing and retail	1,318	1,341	(2) %
Parks licensing and other	608	588	3%
Total revenues	9,415	9,132	3%
Operating expenses	(4,678)	(4,480)	(4) %
Selling, general, administrative and other	(948)	(925)	(2) %
Depreciation and amortization	(679)	(622)	(9) %
Operating Income	$3,110	$3,105	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Theme park admissions
Theme park admissions revenue growth was due to an increase of 4% from higher average per capita ticket revenue, partially offset by a decrease of 1% from lower attendance. The decrease in attendance reflected a decline at our domestic parks, including the impact of hurricanes at Walt Disney World Resort, partially offset by attendance growth at our international parks.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was due to increases of 2% from higher average daily hotel room rates, 1% from increased Disney Vacation Club sales and 1% from higher occupied room nights.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth resulted from an increase of 4% from higher average guest spending.
Revenues - Merchandise licensing and retail
Lower merchandise licensing and retail revenue was due to decreases of 1% from merchandise licensing and 1% from an unfavorable Foreign Exchange Impact, partially offset by a 1% increase from retail.
Revenues - Parks Licensing and Other
The increase in parks licensing and other revenue was due to higher real estate sales.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)
	Quarter Ended		Quarter Ended
	Dec. 28, 2024	Dec. 30, 2023	Dec. 28, 2024	Dec. 30, 2023
Parks
Increase (decrease)
Attendance(2)	(2) %	— %	4%	30%
Per Capita Guest Spending(3)	4%	4%	3%	12%
Hotels
Occupancy(4)	85%	85%	86%	80%
Available Hotel Room Nights (in thousands)(5)	2,540	2,547	798	799
Change in Per Room Guest Spending(6)	5%	1%	17%	3%
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Operating labor	$(2,164)	$(2,000)	(8) %
Infrastructure costs	(801)	(797)	(1) %
Cost of goods sold and distribution costs	(929)	(904)	(3) %
Other operating expense	(784)	(779)	(1) %
	$(4,678)	$(4,480)	(4) %
Higher operating labor was due to inflation and, to a lesser extent, new guest offerings. Cost of goods sold and distribution costs increased due to higher volumes.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $23 million, to $948 million from $925 million, primarily due to higher marketing costs, partially offset by cost saving initiatives.
Depreciation and amortization
Depreciation and amortization increased $57 million, to $679 million from $622 million, due to higher depreciation at our domestic and international parks and experiences.
Operating Income from Experiences
Segment operating income was comparable to the prior-year quarter as an increase at international parks and experiences was offset by a decrease at domestic parks and experiences.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Supplemental revenue detail
Parks & Experiences
Domestic	$6,432	$6,297	2%
International	1,646	1,476	12%
Consumer Products	1,337	1,359	(2) %
	$9,415	$9,132	3%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,982	$2,077	(5) %
International	420	328	28%
Consumer Products	708	700	1%
	$3,110	$3,105	— %
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Corporate and unallocated shared expenses	$(460)	$(308)	(49) %
Corporate and unallocated shared expenses increased $152 million for the quarter, from $308 million to $460 million, primarily due to a legal settlement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 28, 2024	December 30, 2023
Cash provided by operations	$3,205	$2,185	47%
Cash used in investing activities	(2,575)	(1,246)	>(100) %
Cash used in financing activities	(997)	(8,006)	88%
Impact of exchange rates on cash, cash equivalents and restricted cash	(153)	79	nm
Change in cash, cash equivalents and restricted cash	$(520)	$(6,988)	93%
Operating Activities
Cash provided by operations increased $1.0 billion from $2.2 billion in the prior-year period to $3.2 billion for the current period. The increase was primarily due to lower tax payments in the current quarter compared to the prior-year quarter, partially offset by lower operating cash flows at Entertainment. Tax payments in the prior-year quarter reflected payment of fiscal 2023 U.S. federal and California state income taxes that had been deferred pursuant to relief provided by the Internal Revenue Service and California Board of Equalization as a result of the 2023 winter storms in California. The decrease in operating cash flows at Entertainment was primarily due to higher film and television production spending and an increase in operating cash disbursements resulting from higher operating expenses, partially offset by an increase in cash receipts attributable to higher revenue.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the quarter ended December 28, 2024 and December 30, 2023 are as follows:

	Quarter Ended
(in millions)	December 28, 2024	December 30, 2023
Beginning balances:
Produced and licensed programming assets	$34,409	$36,593
Programming liabilities	(3,692)	(3,792)
	30,717	32,801
Spending:
Programming licenses and rights	2,931	2,710
Produced film and television content	2,534	1,800
	5,465	4,510
Amortization:
Programming licenses and rights	(4,097)	(4,590)
Produced film and television content	(2,509)	(2,562)
	(6,606)	(7,152)
Change in produced and licensed content costs	(1,141)	(2,642)
Other non-cash activity	266	(7)
Ending balances:
Produced and licensed programming assets	33,662	34,134
Programming liabilities	(3,820)	(3,982)
	$29,842	$30,152
The Company currently expects its fiscal 2025 spend on produced and licensed content, including sports rights, to be comparable to fiscal 2024 spend of $23 billion.
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the quarter ended December 28, 2024 and December 30, 2023 are as follows:

	Quarter Ended
(provided by (used in) in millions)	December 28, 2024	December 30, 2023
Investments in parks, resorts and other property:
Entertainment	$(268)	$(309)
Sports	(1)	—
Experiences
Domestic	(1,786)	(571)
International	(293)	(244)
Total Experiences	(2,079)	(815)
Corporate	(118)	(175)
Total investments in parks, resorts and other property	(2,466)	(1,299)
Other investing activities, net	(109)	53
Cash used in investing activities	$(2,575)	$(1,246)
Capital expenditures at the Entertainment segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The decrease in the current quarter compared to the prior-year quarter was due to lower spend on equipment and production facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Capital expenditures at the Experiences segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current quarter compared to the prior-year quarter was due to higher spend on cruise ship fleet expansion.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The decrease in the current quarter compared to the prior-year quarter was due to lower spend on facilities.
The Company currently expects its fiscal 2025 capital expenditures to be approximately $8 billion compared to fiscal 2024 capital expenditures of $5 billion. The projected increase in capital expenditures is primarily due to higher spending at Experiences, attributable to continued investment in cruise ship fleet expansion and new guest offerings at our theme parks.
Financing Activities
Financing activities for the quarter ended December 28, 2024 and December 30, 2023 are as follows:

	Quarter Ended
(provided by (used in) in millions)	December 28, 2024	December 30, 2023
Change in borrowings	$(63)	$737
Repurchases of common stock	(794)	—
Acquisition of redeemable noncontrolling interest (see Note 1)	—	(8,610)
Other financing activities, net(1)	(140)	(133)
Cash used in financing activities	$(997)	$(8,006)
(1)Primarily equity award activity.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended December 28, 2024 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 11 to the Condensed Consolidated Financial Statements for a summary of dividends and share repurchases. The Company is targeting a total of $3 billion in share repurchases in fiscal 2025.
The Company may be required to pay an incremental amount for Hulu depending on a final determination of Hulu’s fair value (see Note 1 to the Condensed Consolidated Financial Statements).
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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of December 28, 2024, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, S&P Global Ratings’ long- and short-term debt ratings for the Company were A and A-1 (Stable), respectively, and Fitch Rating’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On December 28, 2024, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
Guarantees
See Note 5 to the Condensed Consolidated Financial Statements and Note 14 to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.
OTHER MATTERS
Accounting Policies and Estimates
We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2 to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.

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
Revenue Recognition
The Company has revenue recognition policies for its various operating segments that are appropriate to the circumstances of each business. Refer to Note 2 to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K for our revenue recognition policies.
Pension and Postretirement Medical Plan Actuarial Assumptions
The Company’s pension and postretirement medical benefit obligations and related costs are calculated using a number of actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of expense and/or liability measurement, which we evaluate annually. See Note 10 to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K for estimated impacts of changes in these assumptions. Other assumptions

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
include the healthcare cost trend rate and employee demographic factors such as retirement patterns, mortality, turnover and rate of compensation increase.
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
The impairment test for goodwill requires judgment related to the identification of reporting units, the determination of whether reporting units should be aggregated, the assignment of assets and liabilities including goodwill to reporting units, and the determination of fair value of the reporting units.
To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate. The discounted cash flow analyses are sensitive to our estimated projected future cash flows as well as the discount rates used to calculate their present value. Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry growth projections. Discount rates are determined based on the inherent risks of the underlying operations. Significant judgments and assumptions in the discounted cash flow model used to determine fair value include future revenues and certain operating expenses, operating margins, terminal growth rates and discount rates. We believe our estimates are consistent with how a marketplace participant would value our businesses.
As of the fourth quarter of fiscal 2024, the fair value of the entertainment reporting unit exceeded its carrying amount by less than 10%. The carrying amount of the entertainment reporting unit goodwill is approximately $51 billion. Based on our annual assessment performed in the fourth quarter of fiscal 2024, an approximate 40 basis point increase in the discount rate or an approximate 6% reduction in projected annual cash flows used to determine the fair value of the entertainment reporting unit would effectively eliminate the excess fair value over carrying amount.
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
The Company has investments in equity securities, including equity method investments. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherent in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.
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
International Disney+
International Disney+ includes the Disney+ service outside the U.S. and Canada.
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
Supplemental information about Paid subscribers:

(in millions)	December 28, 2024	September 28, 2024	December 30, 2023

Domestic (U.S. and Canada) standalone	57.0	59.6	53.8
Domestic (U.S. and Canada) multi-product(1)	29.6	27.1	23.7
Domestic (U.S. and Canada)(3)	86.6	86.7	77.5

International(2)	67.8	69.3	68.8

Total(3)	154.4	156.0	146.3
(1)At December 28, 2024, there were 10.5 million and 19.1 million subscribers to two-service and three-service multi-product offerings, respectively. At September 28, 2024, there were 7.4 million and 19.7 million subscribers to two-service and three-service multi-product offerings, respectively. At December 30, 2023, there were 3.9 million and 19.8 million subscribers to two-service and three-service multi-product offerings, respectively.
(2)The sequential prior quarter and prior-year quarter Paid Subscribers have been adjusted to include Disney+ subscribers in Southeast Asia, which were previously reported with Disney+ Hotstar. Disney+ Hotstar was included in the Star India Transaction.
(3)Total may not equal the sum of the column due to rounding.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at December 28, 2024 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$32,299	$32,881	$7,200	$7,086
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

Results of operations (in millions)	Quarter Ended December 28, 2024
Revenues	$—
Costs and expenses	—
Net income (loss)	(581)
Net income (loss) attributable to TWDC shareholders	(581)

Balance Sheet (in millions)	December 28, 2024	September 28, 2024
Current assets	$1,967	$2,767
Noncurrent assets	3,453	3,336
Current liabilities	9,034	7,640
Noncurrent liabilities (excluding intercompany to non-Guarantors)	39,501	40,608
Intercompany payables to non-Guarantors	159,399	157,925

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
Based on their evaluation as of December 28, 2024, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 13 to the Condensed Consolidated Financial Statements relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the factors discussed in our 2024 Annual Report on Form 10-K under Item 1A, “Risk Factors”.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 28, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29, 2024 - October 31, 2024	875,000	$95.03	875,000	371 million
November 1, 2024 - November 30, 2024	2,396,500	113.21	2,396,500	368 million
December 1, 2024 - December 28, 2024	3,926,500	114.13	3,926,500	364 million
Total	7,198,000	111.50	7,198,000	364 million
(1)Amounts exclude the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
(2)Under a share repurchase program implemented effective February 7, 2024, the Company is authorized to repurchase a total of 400 million shares of its common stock. The repurchase program does not have an expiration date.
On October 9, 2024, 271,037 shares of common stock were issued in a privately negotiated sale to a service provider, at a price of $92.2382 per share, which was determined by applying a volume weighted average price over a period of 30 business days, in satisfaction of contractual obligations of the Company undertaken in a commercial agreement entered into in the ordinary course of business. The shares were offered and issued in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended. The shares issued are subject to restrictions which, among other things, are designed to assure that any resales will occur in reliance on an applicable exemption under the Securities Act.

ITEM 5. Other Items
Rule 10b5-1 Trading Arrangements
On December 13, 2024, Brent A. Woodford, the Company’s Executive Vice President, Controllership, Financial Planning and Tax, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Woodford’s trading plan provides for the potential exercise of vested stock options granted to Mr. Woodford on December 17, 2015, December 21, 2016 and December 19, 2017, which will expire on December 17, 2025, December 21, 2026 and December 19, 2027, respectively, and the associated sale of up to 61,245 shares of the Company’s common stock, excluding any shares used to effect a cashless exercise or withheld to satisfy tax withholding obligations in connection with the exercise or net settlement of the option awards. Mr. Woodford’s trading plan is scheduled to terminate on December 21, 2026, subject to early termination.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Form of Non-Qualified Stock Option Award Agreement †	Filed herewith

10.2	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Filed herewith

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to ROIC/TSR/EPS Tests) †	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2024 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
February 5, 2025
Burbank, California