Form 10-Q
period 2025-03-29
Walt Disney Co
filed 2025-05-07
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,797,746,311 shares of common stock outstanding as of April 30, 2025.

THE WALT DISNEY COMPANY
Form 10-Q
For the Fiscal Quarter Ended March 29, 2025

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
•international, including tariffs and other trade policies, political or military developments;
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Revenues:
Services	$21,258	$19,757	$43,306	$40,732
Products	2,363	2,326	5,005	4,900
Total revenues	23,621	22,083	48,311	45,632
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,378)	(12,663)	(27,167)	(26,585)
Cost of products (exclusive of depreciation and amortization)	(1,432)	(1,509)	(3,049)	(3,174)
Selling, general, administrative and other	(3,981)	(3,790)	(7,911)	(7,573)
Depreciation and amortization	(1,324)	(1,242)	(2,600)	(2,485)
Total costs and expenses	(20,115)	(19,204)	(40,727)	(39,817)
Restructuring and impairment charges	(109)	(2,052)	(252)	(2,052)
Interest expense, net	(346)	(311)	(713)	(557)
Equity in the income of investees	36	141	128	322
Income before income taxes	3,087	657	6,747	3,528
Income taxes	314	(441)	(702)	(1,161)
Net income	3,401	216	6,045	2,367
Net income attributable to noncontrolling interests	(126)	(236)	(216)	(476)
Net income (loss) attributable to The Walt Disney Company (Disney)	$3,275	$(20)	$5,829	$1,891

Earnings (loss) per share attributable to Disney:
Diluted	$1.81	$(0.01)	$3.21	$1.03
Basic	$1.81	$(0.01)	$3.22	$1.03

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,814	1,834	1,816	1,838
Basic	1,808	1,834	1,810	1,833
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income	$3,401	$216	$6,045	$2,367
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	(253)	115	109	(204)
Pension and postretirement medical plan adjustments	18	(24)	43	(45)
Foreign currency translation and other	54	(119)	606	55
Other comprehensive income (loss)	(181)	(28)	758	(194)
Comprehensive income	3,220	188	6,803	2,173
Net income attributable to noncontrolling interests	(126)	(236)	(216)	(476)
Other comprehensive income (loss) attributable to noncontrolling interests	(8)	21	64	(23)
Comprehensive income (loss) attributable to Disney	$3,086	$(27)	$6,651	$1,674
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 29, 2025	September 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$5,852	$6,002
Receivables, net	12,571	12,729
Inventories	1,999	2,022
Content advances	1,063	2,097
Other current assets	1,250	2,391
Total current assets	22,735	25,241
Produced and licensed content costs	31,820	32,312
Investments	8,794	4,459
Parks, resorts and other property
Attractions, buildings and equipment	79,721	76,674
Accumulated depreciation	(47,532)	(45,506)
	32,189	31,168
Projects in progress	5,740	4,728
Land	1,166	1,145
	39,095	37,041
Intangible assets, net	10,006	10,739
Goodwill	73,313	73,326
Other assets	10,070	13,101
Total assets	$195,833	$196,219

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,729	$21,070
Current portion of borrowings	6,446	6,845
Deferred revenue and other	6,854	6,684
Total current liabilities	34,029	34,599
Borrowings	36,443	38,970
Deferred income taxes	6,298	6,277
Other long-term liabilities	10,297	10,851
Commitments and contingencies (Note 13)
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares	59,199	58,592
Retained earnings	53,733	49,722
Accumulated other comprehensive loss	(2,877)	(3,699)
Treasury stock, at cost, 63 million shares at March 29, 2025 and 47 million shares at September 28, 2024	(5,716)	(3,919)
Total Disney Shareholders’ equity	104,339	100,696
Noncontrolling interests	4,427	4,826
Total equity	108,766	105,522
Total liabilities and equity	$195,833	$196,219
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES
Net income	$6,045	$2,367
Depreciation and amortization	2,600	2,485
Impairments of goodwill, produced and licensed content and other assets	240	2,038
Deferred income taxes	93	(211)
Equity in the income of investees	(128)	(322)
Cash distributions received from equity investees	79	300
Net change in produced and licensed content costs and advances	1,889	1,699
Equity-based compensation	647	675
Other, net	(35)	(6)
Changes in operating assets and liabilities:
Receivables	(367)	(156)
Inventories	(1)	26
Other assets	10	(185)
Accounts payable and other liabilities	(1,025)	(1,075)
Income taxes	(89)	(1,784)
Cash provided by operations	9,958	5,851

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,328)	(2,558)
Other, net	(145)	5
Cash used in investing activities	(4,473)	(2,553)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	(791)	42
Borrowings	1,057	133
Reduction of borrowings	(2,913)	(645)
Dividends	(905)	(549)
Repurchases of common stock	(1,785)	(1,001)
Acquisition of redeemable noncontrolling interests	—	(8,610)
Other, net	(216)	(194)
Cash used in financing activities	(5,553)	(10,824)

Impact of exchange rates on cash, cash equivalents and restricted cash	(76)	17

Change in cash, cash equivalents and restricted cash	(144)	(7,509)
Cash, cash equivalents and restricted cash, beginning of period	6,102	14,235
Cash, cash equivalents and restricted cash, end of period	$5,958	$6,726
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at December 28, 2024	1,810	$58,868	$50,468	$(2,688)	$(4,715)	$101,933	$4,806	$106,739
Comprehensive income (loss)	—	—	3,275	(189)	—	3,086	135	3,221
Equity compensation activity	1	320	—	—	—	320	—	320
Dividends	—	7	(7)	—	—	—	—	—
Common stock repurchases	(9)	—	—	—	(991)	(991)	—	(991)
Distributions and other	(1)	4	(3)	—	(10)	(9)	(514)	(523)
Balance at March 29, 2025	1,801	$59,199	$53,733	$(2,877)	$(5,716)	$104,339	$4,427	$108,766

Balance at December 30, 2023	1,834	$57,640	$47,490	$(3,502)	$(907)	$100,721	$4,780	$105,501
Comprehensive income (loss)	—	—	(20)	(7)	—	(27)	181	154
Equity compensation activity	1	383	—	—	—	383	—	383
Dividends	—	4	(826)	—	—	(822)	—	(822)
Contributions	—	—	—	—	—	—	1	1
Common stock repurchases	(9)	—	—	—	(1,001)	(1,001)	—	(1,001)
Distributions and other	—	1	5	—	(8)	(2)	(451)	(453)
Balance at March 30, 2024	1,826	$58,028	$46,649	$(3,509)	$(1,916)	$99,252	$4,511	$103,763
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 28, 2024	1,812	$58,592	$49,722	$(3,699)	$(3,919)	$100,696	$4,826	$105,522
Comprehensive income	—	—	5,829	822	—	6,651	153	6,804
Equity compensation activity	6	596	—	—	—	596	—	596
Dividends	—	7	(1,814)	—	—	(1,807)	—	(1,807)
Common stock repurchases	(16)	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions and other	(1)	4	(4)	—	(12)	(12)	(552)	(564)
Balance at March 29, 2025	1,801	$59,199	$53,733	$(2,877)	$(5,716)	$104,339	$4,427	$108,766

Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
Comprehensive income (loss)	—	—	1,891	(217)	—	1,674	310	1,984
Equity compensation activity	5	633	—	—	—	633	—	633
Dividends	—	4	(1,375)	—	—	(1,371)	—	(1,371)
Contributions	—	—	—	—	—	—	1	1
Common stock repurchases	(9)	—	—	—	(1,001)	(1,001)	—	(1,001)
Distributions and other	—	8	40	—	(8)	40	(480)	(440)
Balance at March 30, 2024	1,826	$58,028	$46,649	$(3,509)	$(1,916)	$99,252	$4,511	$103,763
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Principles of Consolidation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the six months ended March 29, 2025 are not necessarily indicative of the results that may be expected for the year ending September 27, 2025.
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
During the initial phase of the appraisal process, the Company’s appraiser arrived at a valuation that falls below the guaranteed floor value, while NBCU’s appraiser arrived at a valuation substantially in excess of the guaranteed floor value. The final equity fair value, which is expected to be determined before the end of the Company’s third quarter of fiscal 2025, will take into account the valuation of a third appraiser pursuant to an appraisal process as resolved by a confidential arbitration decision. If the third appraiser’s equity fair value determination were equal to or below the guaranteed floor value, the Company would not be required to pay NBCU any additional amount. Conversely, if the third appraiser’s equity fair value determination were consistent with the NBCU’s appraiser’s valuation, the Company would be required to pay NBCU an additional amount of approximately $5 billion as its share of the difference between the equity fair value and the guaranteed floor value. If the third appraiser’s equity fair value determination were between the valuations of the Company’s and NBCU’s appraisers, the incremental amount would likewise be between zero and approximately $5 billion.
Any incremental amount determined to be payable to NBCU to acquire NBCU’s interest in Hulu and any related adjustments to the value of the future tax benefits that will be shared with NBCU would be recorded as “Net income attributable to noncontrolling interests” and thus reduce “Net income attributable to Disney” in the Condensed Consolidated Statements of Operations in the period recorded, which we expect will occur in the Company’s third quarter of fiscal 2025.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
Concurrent with the expected completion of the acquisition in the third quarter of fiscal 2025, Hulu’s partnership tax status will terminate and, as a result, the Company expects to recognize a non-cash tax benefit of approximately $3.3 billion.
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
Segment revenues and segment operating income are as follows:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Revenues:
Entertainment
Third parties	$10,565	$9,691	$21,326	$19,572
Intersegment	117	105	228	205
	10,682	9,796	21,554	19,777
Sports
Third parties	4,167	3,999	8,681	8,535
Intersegment	367	313	703	612
	4,534	4,312	9,384	9,147
Experiences	8,889	8,393	18,304	17,525
Eliminations	(484)	(418)	(931)	(817)
Total segment revenues	$23,621	$22,083	$48,311	$45,632
Segment operating income:
Entertainment	$1,258	$781	$2,961	$1,655
Sports	687	778	934	675
Experiences	2,491	2,286	5,601	5,391
Total segment operating income	$4,436	$3,845	$9,496	$7,721

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Entertainment	$124	$138	$242	$309
Sports	18	6	28	19
Equity in the income of investees included in segment operating income	142	144	270	328
Equity in the loss of India joint venture	(103)	—	(136)	—
Amortization of TFCF intangible assets related to an equity investee	(3)	(3)	(6)	(6)
Equity in the income of investees, net	$36	$141	$128	$322
A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Segment operating income	$4,436	$3,845	$9,496	$7,721
Corporate and unallocated shared expenses	(395)	(391)	(855)	(699)
Equity in the loss of India joint venture	(103)	—	(136)	—
Restructuring and impairment charges(1)	(109)	(2,052)	(252)	(2,052)
Interest expense, net	(346)	(311)	(713)	(557)
TFCF and Hulu Acquisition Amortization(2)	(396)	(434)	(793)	(885)
Income before income taxes	$3,087	$657	$6,747	$3,528
(1)See Notes 4 and 16 for a discussion of amounts in restructuring and impairment charges.
(2)TFCF and Hulu Acquisition Amortization is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Amortization of intangible assets	$327	$362	$654	$742
Step-up of film and television costs	66	69	133	137
Intangibles related to a TFCF equity investee	3	3	6	6
	$396	$434	$793	$885
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Total
Balance at September 28, 2024	$51,290	$16,486	$5,550	$73,326
Currency translation adjustments and other, net	(13)	—	—	(13)
Balance at March 29, 2025	$51,277	$16,486	$5,550	$73,313

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

3.Revenues
The following table presents revenues by segment and major source:

	Quarter Ended March 29, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$5,215	$428	$—	$—	$5,643
Affiliate fees	1,643	2,652	—	(332)	3,963
Advertising	1,598	1,157	—	—	2,755
Theme park admissions	—	—	2,919	—	2,919
Resorts and vacations	—	—	2,359	—	2,359
Retail and wholesale sales of merchandise, food and beverage	—	—	2,333	—	2,333
Merchandise licensing	148	—	704	—	852
TV/VOD and home entertainment distribution	948	50	—	—	998
Theatrical distribution licensing	646	—	—	—	646
Other	484	247	574	(152)	1,153
	$10,682	$4,534	$8,889	$(484)	$23,621

	Quarter Ended March 30, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$4,805	$417	$—	$—	$5,222
Affiliate fees	1,759	2,678	—	(299)	4,138
Advertising	1,771	950	—	—	2,721
Theme park admissions	—	—	2,806	—	2,806
Resorts and vacations	—	—	2,101	—	2,101
Retail and wholesale sales of merchandise, food and beverage	—	—	2,266	—	2,266
Merchandise licensing	136	—	652	—	788
TV/VOD and home entertainment distribution	669	70	—	—	739
Theatrical distribution licensing	123	—	—	—	123
Other	533	197	568	(119)	1,179
	$9,796	$4,312	$8,393	$(418)	$22,083

	Six Months Ended March 29, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$10,280	$855	$—	$—	$11,135
Affiliate fees	3,298	5,282	—	(653)	7,927
Advertising	3,496	2,499	—	—	5,995
Theme park admissions	—	—	6,006	—	6,006
Resorts and vacations	—	—	4,580	—	4,580
Retail and wholesale sales of merchandise, food and beverage	—	—	4,905	—	4,905
Merchandise licensing	313	—	1,631	—	1,944
TV/VOD and home entertainment distribution	1,891	128	—	—	2,019
Theatrical distribution licensing	1,288	—	—	—	1,288
Other	988	620	1,182	(278)	2,512
	$21,554	$9,384	$18,304	$(931)	$48,311

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Six Months Ended March 30, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$9,312	$832	$—	$—	$10,144
Affiliate fees	3,525	5,347	—	(592)	8,280
Advertising	3,768	2,301	—	—	6,069
Theme park admissions	—	—	5,788	—	5,788
Resorts and vacations	—	—	4,219	—	4,219
Retail and wholesale sales of merchandise, food and beverage	—	—	4,743	—	4,743
Merchandise licensing	328	—	1,619	—	1,947
TV/VOD and home entertainment distribution	1,414	127	—	—	1,541
Theatrical distribution licensing	374	—	—	—	374
Other	1,056	540	1,156	(225)	2,527
	$19,777	$9,147	$17,525	$(817)	$45,632
The following table presents revenues by segment and primary geographical markets:

	Quarter Ended March 29, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,556	$4,443	$6,970	$(484)	$19,485
Europe	1,573	72	805	—	2,450
Asia Pacific	553	19	1,114	—	1,686
Total revenues	$10,682	$4,534	$8,889	$(484)	$23,621

	Quarter Ended March 30, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$7,640	$4,115	$6,304	$(418)	$17,641
Europe	1,383	75	823	—	2,281
Asia Pacific	773	122	1,266	—	2,161
Total revenues	$9,796	$4,312	$8,393	$(418)	$22,083

	Six Months Ended March 29, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$17,048	$9,159	$14,091	$(931)	$39,367
Europe	3,224	149	1,932	—	5,305
Asia Pacific	1,282	76	2,281	—	3,639
Total revenues	$21,554	$9,384	$18,304	$(931)	$48,311

	Six Months Ended March 30, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$15,228	$8,473	$13,341	$(817)	$36,225
Europe	2,792	254	1,845	—	4,891
Asia Pacific	1,757	420	2,339	—	4,516
Total revenues	$19,777	$9,147	$17,525	$(817)	$45,632
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on content made available to distributors and licensees in previous reporting periods. For the quarter ended March 29, 2025, $0.6 billion was recognized related to performance obligations satisfied as of December 28, 2024. For the six-months ended March 29, 2025, $0.6 billion was recognized related to performance obligations satisfied as of September 28, 2024. For the quarter ended March 30, 2024, $0.3 billion was recognized related to performance obligations satisfied as of December 30, 2023. For the six months ended March 30, 2024, $0.6 billion was recognized related to performance obligations satisfied as of September 30, 2023.
As of March 29, 2025, revenue for unsatisfied performance obligations expected to be recognized in the future is $15 billion, primarily for IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, DTC wholesalers, television station affiliates and sports sublicensees. Of this amount, we expect to

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

recognize approximately $3 billion in the remainder of fiscal 2025, $5 billion in fiscal 2026, $3 billion in fiscal 2027 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Accounts receivable and deferred revenues from contracts with customers are as follows:

	March 29, 2025	September 28, 2024
Accounts receivable
Current	$10,890	$10,463
Non-current	1,048	1,040
Allowance for credit losses	(118)	(118)
Deferred revenues
Current	6,347	5,587
Non-current	866	858
For the quarter and six months ended March 29, 2025, the Company recognized revenue of $1.0 billion and $4.5 billion, respectively, that was included in the September 28, 2024 deferred revenue balance. For the quarter and six months ended March 30, 2024, the Company recognized revenue of $0.9 billion and $4.4 billion, respectively, that was included in the September 30, 2023 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
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
The Company has accounts receivable with original maturities greater than one year related to the sale of vacation club properties and film and television program rights (TV/VOD licensing). The balance of vacation club receivables recorded in other non-current assets was $0.7 billion at both March 29, 2025 and September 28, 2024. The balance of TV/VOD licensing receivables recorded in other non-current assets was $0.3 billion at both March 29, 2025 and September 28, 2024. The allowance for credit losses for vacation club and TV/VOD licensing receivables and related activity for the periods ended March 29, 2025 and September 28, 2024 were not material.
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
The Fubo Transaction is expected to close in the first half of 2026, subject to customary closing conditions, including regulatory approvals and approval by Fubo shareholders. If closing has not occurred by April 2026 (extended to October 2026 if all other closing conditions, except those relating to regulatory approvals, have been satisfied), the Company or Fubo may terminate the transaction. A $130 million termination fee will be payable by the Company to Fubo if the transaction is terminated under certain circumstances, including due to the Company’s breach of the definitive agreement or the failure to obtain certain regulatory approvals. A $50 million termination fee will be payable by Fubo to the Company if the transaction is

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

terminated under certain other circumstances, including if Fubo shareholders do not approve the transaction under certain conditions.
Upon completion of the Fubo Transaction, the Company will be the exclusive distributor of the Hulu Live TV service under a five year distribution agreement and will pay a wholesale fee to Fubo based on Fubo’s cost to program Hulu Live TV. In addition, the Company will sell advertising for the Hulu Live TV service and Fubo platform for a fee.
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
Star India
On November 14, 2024, the Company and Reliance Industries Limited (RIL) completed the formation of a joint venture (India joint venture) that combines the Company’s Star-branded and other general entertainment and sports television channels and direct-to-consumer Disney+ Hotstar service in India (Star India) with certain media and entertainment businesses controlled by RIL (the Star India Transaction). RIL has an effective 56% controlling interest in the joint venture with 37% held by the Company and 7% by Bodhi Tree Systems, a third party investment company.
The Company deconsolidated Star India’s assets and liabilities on November 14, 2024, and recognized the fair value of its interest in the India joint venture as an equity method investment. We recorded non-cash impairment charges of $0.1 billion and $1.3 billion in “Restructuring and impairment charges” in the first quarter of fiscal 2025 and in the second quarter of fiscal 2024, respectively, to reflect Star India’s assets and liabilities at fair value less costs to sell. In addition, we recognized a non-cash tax charge of $0.2 billion in the first quarter of fiscal 2025 in connection with the close of the transaction.
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	March 29, 2025	September 28, 2024
Cash and cash equivalents	$5,852	$6,002
Restricted cash included in:
Other current assets	7	—
Other assets	99	100
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,958	$6,102

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the six months ended March 29, 2025, the Company’s borrowing activity was as follows:

	September 28, 2024	Borrowings	Payments	Other Activity	March 29, 2025
Commercial paper with original maturities less than three months(1)	$727	$996	$—	$4	$1,727
Commercial paper with original maturities greater than three months	2,313	487	(2,274)	(38)	488
U.S. dollar denominated borrowings	40,496	1,057	(1,949)	(98)	39,506
Asia Theme Parks borrowings	1,292	—	(39)	(93)	1,160
Foreign currency denominated borrowings and other(2)	987	—	(925)	(54)	8
	$45,815	$2,540	$(5,187)	$(279)	$42,889
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is attributable to market value adjustments for debt with qualifying hedges.
At March 29, 2025, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2026	$5,250	$—	$5,250
Facility expiring March 2027	4,000	—	4,000
Facility expiring March 2029	3,000	—	3,000
Total	$12,250	$—	$12,250
The Company had a $5.25 billion bank facility that was scheduled to expire in February 2025. During the quarter, this facility was refinanced with a new $5.25 billion bank facility maturing in February 2026.
The Company’s bank facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Ratings and S&P Global Ratings ranging from 0.63% to 1.10%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On March 29, 2025, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of March 29, 2025, the Company has $0.5 billion of outstanding letters of credit, of which none were issued under this facility. Outstanding letters of credit at Star India totaling $1.0 billion at March 29, 2025 that were entered into prior to the Star India Transaction are guaranteed by the Company through calendar 2025.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Operations and consist of the following:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest expense	$(471)	$(501)	$(958)	$(1,029)
Interest and investment income	60	87	114	269
Net periodic pension and postretirement benefit costs (other than service costs)	65	103	131	203
Interest expense, net	$(346)	$(311)	$(713)	$(557)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	March 29, 2025	September 28, 2024
Cash and cash equivalents	$389	$510
Other current assets	214	178
Total current assets	603	688
Parks, resorts and other property	5,904	6,141
Other assets	227	217
Total assets	$6,734	$7,046

Current liabilities	$572	$695
Long-term borrowings	1,160	1,292
Other long-term liabilities	457	409
Total liabilities	$2,189	$2,396
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Operations for the six months ended March 29, 2025:

Revenues	$2,867
Costs and expenses	(2,385)
Asia Theme Parks’ royalty and management fees of $145 million for the six months ended March 29, 2025 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2025 were $700 million provided by operating activities, $557 million used in investing activities and $40 million used in financing activities.
Hong Kong Disneyland Resort
The Government of the Hong Kong Special Administrative Region (HKSAR) and the Company have a 52% and a 48% equity interest in Hong Kong Disneyland Resort, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company and HKSAR have provided loans to Hong Kong Disneyland Resort with outstanding balances of $41 million and $27 million, respectively. The interest rate on both loans is three month HIBOR (Hong Kong Interbank Offered Rate) plus 2%, and the scheduled maturity date is September 2025. The Company’s loan is eliminated in consolidation.
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
The Company has provided Shanghai Disney Resort with loans totaling $922 million bearing interest at 8% and are scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. The loan is eliminated in consolidation. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8% and maturing in 2033. At March 29, 2025, the line of credit balance was not significant.
Shendi has provided Shanghai Disney Resort with loans totaling 8.2 billion yuan (approximately $1.1 billion), bearing interest at 8% and scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8% and maturing in 2033. At March 29, 2025, the line of credit balance was not significant.
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of March 29, 2025			As of September 28, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,774	$14,118	$18,892	$4,568	$13,621	$18,189
Completed, not released	91	1,728	1,819	16	2,265	2,281
In-process	4,364	3,516	7,880	4,352	4,067	8,419
In development or pre-production	299	69	368	196	73	269
	$9,528	$19,431	28,959	$9,132	$20,026	29,158
Licensed content - Television programming rights and advances			3,924			5,251
Total produced and licensed content			$32,883			$34,409

Current portion			$1,063			$2,097
Non-current portion			$31,820			$32,312

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Amortization of produced and licensed content is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Produced content
Predominantly monetized individually	$839	$611	$1,535	$1,379
Predominantly monetized as a group	1,733	1,752	3,546	3,546
	2,572	2,363	5,081	4,925
Licensed programming rights and advances	3,504	3,366	7,601	7,956
Total produced and licensed content costs(1)	$6,076	$5,729	$12,682	$12,881
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Operations

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

8.Income Taxes
Deferred Tax Assets and Liabilities
The Company records deferred income tax assets and liabilities with respect to temporary differences in accounting treatment of items for financial reporting purposes and income tax purposes. The Company’s deferred tax assets and liabilities by major category as of March 29, 2025 and September 28, 2024 were as follows:

	March 29, 2025	September 28, 2024
Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,230)	$(3,444)
Accrued liabilities	(1,033)	(1,199)
Lease liabilities	(827)	(862)
Licensing revenues	(109)	(130)
Other	(512)	(655)
Total deferred tax assets	(5,711)	(6,290)
Deferred tax liabilities
Depreciable, amortizable and other property	5,965	6,584
Investment in U.S. entities(2)	1,037	1,102
Investment in foreign entities	759	465
Right-of-use lease assets	662	692
Other	70	78
Total deferred tax liabilities	8,493	8,921
Net deferred tax liability before valuation allowance	2,782	2,631
Valuation allowance	2,948	2,991
Net deferred tax liability	$5,730	$5,622
(1)Further details on our net operating losses and tax credit carryforwards are as follows:

March 29, 2025
International Theme Park net operating losses	$(1,441)
U.S. foreign tax credits	(836)
State net operating losses and tax credit carryforwards	(602)
Other	(351)
Total net operating losses and tax credit carryforwards(a)	$(3,230)
(a)    Approximately $2.0 billion of these carryforwards do not expire. Approximately $1.1 billion expire between fiscal 2026 and fiscal 2035, primarily related to U.S. foreign tax credits.
(2)Amounts are, in part, due to the tax status of these entities. In the third quarter of the current fiscal year, the Company expects to complete the acquisition of NBCU’s interest in Hulu. Concurrently, Hulu’s partnership tax status will terminate, and, as a result, the Company expects to recognize a non-cash tax benefit of approximately $3.3 billion.
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
Unrecognized Tax Benefits
The Company’s gross unrecognized tax benefits (before interest and penalties) decreased $0.9 billion, from $2.0 billion at September 28, 2024 to $1.1 billion at March 29, 2025. In the next twelve months, it is reasonably possible that our

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.2 billion.
9.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024	Mar. 29, 2025	Mar. 30, 2024
Service costs	$66	$63	$131	$125	$—	$—	$—	$—
Other costs (benefits):
Interest costs	197	209	392	417	11	13	22	27
Expected return on plan assets	(291)	(285)	(581)	(569)	(15)	(15)	(30)	(29)
Amortization of previously deferred service costs (credits)	2	2	2	4	(23)	(23)	(45)	(45)
Recognized net actuarial loss (gain)	61	5	123	10	(7)	(9)	(14)	(18)
Total other costs (benefits)	(31)	(69)	(64)	(138)	(34)	(34)	(67)	(65)
Net periodic benefit cost (income)	$35	$(6)	$67	$(13)	$(34)	$(34)	$(67)	$(65)
During the six months ended March 29, 2025, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2025. Final minimum funding requirements for fiscal 2025 will be determined based on a January 1, 2025 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2025.
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

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,808	1,834	1,810	1,833
Weighted average dilutive impact of Awards(1)	6	—	6	5
Weighted average number of common and common equivalent shares outstanding (diluted)	1,814	1,834	1,816	1,838
Awards excluded from diluted earnings per share	13	27	15	30
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
Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized the Company to repurchase a total of 400 million shares of its common stock. During the quarter and six months ended March 29, 2025, the Company repurchased 9.4 million and 16.5 million shares of its common stock for $1.0 billion and $1.8 billion, respectively (amount excludes the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022). During the quarter and six months ended March 30, 2024, the Company repurchased 8.9 million shares of its common stock for $1.0 billion. As of March 29, 2025, the Company had remaining authorization in place to repurchase approximately 355 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Second quarter of fiscal 2025
Balance at December 28, 2024	$152	$(2,210)	$(1,197)	$(3,255)
Quarter Ended March 29, 2025:
Unrealized gains (losses) arising during the period	(213)	(7)	50	(170)
Reclassifications of realized net (gains) losses to net income	(117)	33	—	(84)
Balance at March 29, 2025	$(178)	$(2,184)	$(1,147)	$(3,509)

Second quarter of fiscal 2024
Balance at December 30, 2023	$(158)	$(2,199)	$(1,837)	$(4,194)
Quarter Ended March 30, 2024:
Unrealized gains (losses) arising during the period	244	(6)	(107)	131
Reclassifications of realized net (gains) losses to net income	(92)	(24)	—	(116)
Balance at March 30, 2024	$(6)	$(2,229)	$(1,944)	$(4,179)

Six months ended fiscal 2025
Balance at September 28, 2024	$(319)	$(2,243)	$(1,855)	$(4,417)
Six Months Ended March 29, 2025:
Unrealized gains (losses) arising during the period	346	(7)	(196)	143
Reclassifications of realized net (gains) losses to net income	(205)	66	—	(139)
Star India Transaction	—	—	904	904
Balance at March 29, 2025	$(178)	$(2,184)	$(1,147)	$(3,509)

Six months ended fiscal 2024
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)
Six Months Ended March 30, 2024:
Unrealized gains (losses) arising during the period	(33)	(9)	30	(12)
Reclassifications of realized net (gains) losses to net income	(232)	(48)	—	(280)
Balance at March 30, 2024	$(6)	$(2,229)	$(1,944)	$(4,179)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Second quarter of fiscal 2025
Balance at December 28, 2024	$(38)	$523	$82	$567
Quarter Ended March 29, 2025:
Unrealized gains (losses) arising during the period	50	—	(4)	46
Reclassifications of realized net (gains) losses to net income	27	(8)	—	19
Balance at March 29, 2025	$39	$515	$78	$632

Second quarter of fiscal 2024
Balance at December 30, 2023	$34	$523	$135	$692
Quarter Ended March 30, 2024:
Unrealized gains (losses) arising during the period	(58)	—	9	(49)
Reclassifications of realized net (gains) losses to net income	21	6	—	27
Balance at March 30, 2024	$(3)	$529	$144	$670

Six months ended fiscal 2025
Balance at September 28, 2024	$71	$531	$116	$718
Six Months Ended March 29, 2025:
Unrealized gains (losses) arising during the period	(80)	—	20	(60)
Reclassifications of realized net (gains) losses to net income	48	(16)	—	32
Star India Transaction	—	—	(58)	(58)
Balance at March 29, 2025	$39	$515	$78	$632

Six months ended fiscal 2024
Balance at September 30, 2023	$(64)	$517	$142	$595
Six Months Ended March 30, 2024:
Unrealized gains (losses) arising during the period	8	—	2	10
Reclassifications of realized net (gains) losses to net income	53	12	—	65
Balance at March 30, 2024	$(3)	$529	$144	$670

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Second quarter of fiscal 2025
Balance at December 28, 2024	$114	$(1,687)	$(1,115)	$(2,688)
Quarter Ended March 29, 2025:
Unrealized gains (losses) arising during the period	(163)	(7)	46	(124)
Reclassifications of realized net (gains) losses to net income	(90)	25	—	(65)
Balance at March 29, 2025	$(139)	$(1,669)	$(1,069)	$(2,877)

Second quarter of fiscal 2024
Balance at December 30, 2023	$(124)	$(1,676)	$(1,702)	$(3,502)
Quarter Ended March 30, 2024:
Unrealized gains (losses) arising during the period	186	(6)	(98)	82
Reclassifications of realized net (gains) losses to net income	(71)	(18)	—	(89)
Balance at March 30, 2024	$(9)	$(1,700)	$(1,800)	$(3,509)

Six months ended fiscal 2025
Balance at September 28, 2024	$(248)	$(1,712)	$(1,739)	$(3,699)
Six Months Ended March 29, 2025:
Unrealized gains (losses) arising during the period	266	(7)	(176)	83
Reclassifications of realized net (gains) losses to net income	(157)	50	—	(107)
Star India Transaction	—	—	846	846
Balance at March 29, 2025	$(139)	$(1,669)	$(1,069)	$(2,877)

Six months ended fiscal 2024
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Six Months Ended March 30, 2024:
Unrealized gains (losses) arising during the period	(25)	(9)	32	(2)
Reclassifications of realized net (gains) losses to net income	(179)	(36)	—	(215)
Balance at March 30, 2024	$(9)	$(1,700)	$(1,800)	$(3,509)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Operations:	Quarter Ended		Six Months Ended
		March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Market value adjustments, primarily cash flow hedges	Primarily revenue	$117	$92	$205	$232
Estimated tax	Income taxes	(27)	(21)	(48)	(53)
		90	71	157	179

Pension and postretirement medical expense	Interest expense, net	(33)	24	(66)	48
Estimated tax	Income taxes	8	(6)	16	(12)
		(25)	18	(50)	36
Total reclassifications for the period		$65	$89	$107	$215
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Stock options	$17	$20	$33	$37
RSUs	313	347	614	638
Total equity-based compensation expense(1)	$330	$367	$647	$675
Equity-based compensation expense capitalized during the period	$46	$58	$90	$102
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $118 million and $2.5 billion, respectively, as of March 29, 2025.
During the six months ended March 29, 2025, the Company made equity compensation grants consisting of 2.4 million stock options and 14.2 million RSUs with weighted average grant date fair values of $37.98 and $109.20, respectively. During the six months ended March 30, 2024, the weighted average grant date fair values for stock options and RSUs were $32.10 and $94.25, respectively.
13.Commitments and Contingencies
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy, and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. Plaintiffs seek unspecified damages, plus interest and costs and fees. The Company intends to defend against the lawsuit vigorously. It filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023, which was granted in part (dismissing the Section 20A claim against Iger) and otherwise denied on February 19, 2025. On March 28, 2025,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the Company filed a motion for judgment on the pleadings, for which a hearing is scheduled for July 29, 2025. The lawsuit is in the early stages and at this time we cannot reasonably estimate the amount of any possible loss.
Three shareholder derivative complaints have been filed. The first, in which Hugues Gervat is the plaintiff, was filed on August 4, 2023, in the U.S. District Court for the Central District of California. The second, in which Stourbridge Investments LLC is the plaintiff, was filed on August 23, 2023 in the U.S. District Court for the District of Delaware. And the third, in which Audrey McAdams is the Plaintiff, was filed on December 15, 2023, in the U.S. District Court for the Central District of California. Each named The Walt Disney Company as a nominal defendant and alleged claims on its behalf against the Company’s Chief Executive Officer, Robert Iger; its former Chief Executive Officer, Robert Chapek; its former Chief Financial Officer, Christine M. McCarthy; the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel, and ten current and former members of the Disney Board (Susan E. Arnold; Mary T. Barra; Safra A. Catz; Amy L. Chang; Francis A. deSouza; Michael B.G. Froman; Maria Elena Lagomasino; Calvin R. McDonald; Mark G. Parker; and Derica W. Rice). Along with alleged violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act, premised on similar allegations as the Securities Class Action, plaintiffs seek to recover under various theories including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste. On October 24, 2023, the Stourbridge action was voluntarily dismissed and, on November 16, 2023, was refiled in Delaware state court alleging analogous theories of liability based on state law. The Gervat and McAdams actions were consolidated on April 29, 2024. The actions have been stayed pending development of the Securities Class Action, with the Stourbridge action being stayed most recently on March 6, 2025 and the Gervat/McAdams stayed on April 11, 2025 through May 27, 2025, the date of a scheduling conference. The actions seek declarative and injunctive relief, an award of unspecified damages to The Walt Disney Company and other costs and fees. The Company intends to defend against these lawsuits vigorously. The lawsuits are in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
On November 18, 2022, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to YouTube TV (the “Biddle Action”). The plaintiffs in the Biddle Action asserted a claim under Section 1 of the Sherman Act based on allegations that Disney uses certain pricing and packaging provisions in its carriage agreements with vMVPDs to increase prices for and reduce output of certain services offered by vMVPDs. On November 30, 2022, a second private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to DirecTV Stream (the “Fendelander Action”), making similar allegations. The Company filed motions to dismiss for failure to state a claim in both the Biddle Action and Fendelander Action on January 31, 2023. On September 30, 2023, the court issued an order granting in part and denying in part the Company’s motions to dismiss both cases and, on October 13, 2023, the court issued an order consolidating both cases. On October 16, 2023, plaintiffs filed a consolidated amended putative class action complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts claims under Section 1 of the Sherman Act and certain Arizona, California, Florida, Illinois, Iowa, Massachusetts, Michigan, Nevada, New York, North Carolina, and Tennessee antitrust laws based on substantially similar allegations as the Biddle Action and the Fendelander Action. The Consolidated Complaint seeks injunctive relief, unspecified money damages and costs and fees. The Company intends to defend against the lawsuits vigorously and filed a motion to dismiss the Consolidated Complaint for failure to state a claim on December 1, 2023. The Company’s motion to dismiss the Consolidated Complaint was granted in part and denied in part on June 25, 2024. On September 12, 2024, the Court entered a case management order setting, among other dates, plaintiffs’ deadline to file their class certification motion for March 27, 2026. In a May 2, 2025 joint case management statement to the court, plaintiffs’ counsel in the Biddle Action stated plans to move to amend the operative complaint to add parties and claims, including a class of fuboTV subscribers, and a challenge under Section 7 of the Clayton Act to Disney’s pending transaction with Fubo. The court has scheduled a case management conference for May 15, 2025.
On January 14, 2025, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company on behalf of a putative class of certain subscribers to fuboTV (the “Unger Action”), making similar allegations to those in the now-consolidated Biddle and Fendelander Actions (consolidated lawsuit). The plaintiffs in Unger also alleged that Disney impermissibly bundles ESPN with other Disney networks and unjust enrichment. The Unger Action has since been transferred to the Northern District of California with the court finding it related to the Biddle and Fendelander Actions. The Unger plaintiffs filed an amended complaint on April 28, 2025, adding a named plaintiff and alleging essentially the same antitrust theories under the Sherman Act and the antitrust and consumer protection laws of thirty-seven states, the District of Columbia and Puerto Rico. The Unger plaintiffs seek damages and injunctive relief, including an injunction requiring the Company to segregate or divest any interest in Fubo and Hulu, or in the alternative, business assets relating to Fubo and Hulu + Live TV. The Company intends to defend against the lawsuit vigorously, and its motion to dismiss or answer the amended complaint currently is due by May 28, 2025. The court has scheduled a case management conference for May 15, 2025. The consolidated lawsuit and the Unger Action are in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.

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
In May 2024, the Company and NBCU entered into a confidential arbitration to resolve a dispute regarding the contractual appraisal process related to the determination of Hulu’s equity fair value, in which the parties sought declaratory relief, equitable relief and unspecified damages. In March 2025, the arbitrator issued a decision, concluding the arbitration. See Note 1 for a more detailed discussion of the valuation process and the determination of any potential incremental amount payable to NBCU to acquire their interest in Hulu.
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various other legal actions involving copyright, patent, breach of contract and various other claims incident to the conduct of its businesses. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement level:

	Fair Value Measurement at March 29, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$82	$—	$82
Derivatives - Foreign exchange	—	676	—	676
Liabilities
Derivatives
Interest rate	—	(953)	—	(953)
Foreign exchange	—	(430)	—	(430)
Other	—	(3)	—	(3)
Other	—	(581)	—	(581)
Total recorded at fair value	$—	$(1,209)	$—	$(1,209)
Fair value of borrowings	$—	$37,182	$2,219	$39,401

	Fair Value Measurement at September 28, 2024
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$94	$—	$94
Derivatives
Foreign exchange	—	569	—	569
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(983)	—	(983)
Foreign exchange	—	(588)	—	(588)
Other	—	(8)	—	(8)
Other	—	(591)	—	(591)
Total recorded at fair value	$—	$(1,489)	$—	$(1,489)
Fair value of borrowings	$—	$42,392	$1,317	$43,709
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
Level 3 borrowings include the Asia Theme Parks and cruise ship borrowings, which are valued based on the current estimated borrowing costs, prevailing market interest rates and applicable credit risk.
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
The Company’s derivative positions measured at fair value (see Note 14) are summarized in the following tables:

	As of March 29, 2025
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$350	$230	$(137)	$(72)
Interest rate	—	—	(953)	—
Other	—	—	(3)	—
Derivatives not designated as hedges
Foreign exchange	95	1	(129)	(92)
Other	—	82	—	—
Gross fair value of derivatives	445	313	(1,222)	(164)
Counterparty netting	(391)	(204)	447	148
Cash collateral (received) paid	(8)	—	548	—
Net derivative positions	$46	$109	$(227)	$(16)

	As of September 28, 2024
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$273	$184	$(164)	$(149)
Interest rate	—	—	(983)	—
Other	—	—	(7)	(1)
Derivatives not designated as hedges
Foreign exchange	110	2	(273)	(2)
Other	18	94	—	—
Gross fair value of derivatives	401	280	(1,427)	(152)
Counterparty netting	(330)	(182)	396	116
Cash collateral (received) paid	(27)	—	679	—
Net derivative positions	$44	$98	$(352)	$(36)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at both March 29, 2025 and September 28, 2024 was $10.5 billion and $12.0 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	March 29, 2025	September 28, 2024	March 29, 2025	September 28, 2024
Borrowings:
Current	$1,943	$1,414	$(55)	$(10)
Long-term	8,128	10,128	(867)	(913)
	$10,071	$11,542	$(922)	$(923)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Operations:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Gain (loss) on:
Pay-floating swaps	$187	$(89)	$(8)	$343
Borrowings hedged with pay-floating swaps	(187)	89	8	(343)
Expense associated with interest accruals on pay-floating swaps	(98)	(153)	(209)	(307)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at March 29, 2025 or at September 28, 2024, and gains and losses related to pay-fixed interest rate swaps recognized in earnings were not material for the quarters and six-month periods ended March 29, 2025 and March 30, 2024.
Foreign Exchange Risk Management
The Company transacts business globally and is subject to risks associated with foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with changes in foreign currency exchange rates, enabling management to focus on core business operations.
The Company enters into option and forward contracts to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, British pound, Japanese yen, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings into U.S. dollar denominated borrowings.
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 29, 2025 and September 28, 2024, the notional amounts of the Company’s net foreign exchange cash flow hedges were $8.2 billion and $9.9 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the next twelve months total $240 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Gain (loss) recognized in Other Comprehensive Income	$(210)	$237	$352	$(27)
Gain reclassified from AOCI into the Statements of Operations(1)	121	93	210	234
(1)Primarily recorded in revenue.
The Company may designate cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of March 29, 2025 and September 28, 2024, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($0.9 billion) and Canadian $1.3 billion ($1.0 billion), respectively. The related gains or losses recognized in earnings for the quarters and six-month periods ended March 29, 2025 and March 30, 2024 were not material.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts at March 29, 2025 and September 28, 2024 were $3.2 billion and $3.4 billion, respectively. The related gains or losses recognized in costs and expenses on foreign exchange contracts that mitigated our exposure with respect to foreign currency denominated assets and liabilities for the quarters and six-month periods ended March 29, 2025 and March 30, 2024 were not material.
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at March 29, 2025 and September 28, 2024 and related gains or losses recognized in earnings for the quarters and six-month periods ended March 29, 2025 and March 30, 2024 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amounts of these contracts at March 29, 2025 and September 28, 2024 were $0.6 billion and $0.5 billion, respectively. The related gains or losses recognized in earnings for the quarters and six-month periods ended March 29, 2025 and March 30, 2024 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty were $0.8 billion and $1.1 billion at March 29, 2025 and September 28, 2024.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

16.Restructuring and Impairment Charges
The following amounts are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Operations:
The quarter ended March 29, 2025 included impairment charges of $0.1 billion related to content.
The first quarter of fiscal 2025 and second quarter of fiscal 2024 included non-cash goodwill impairment charges of $0.1 billion and $1.3 billion related to the Star India Transaction (see Note 4 for additional information), respectively.
The second quarter of fiscal 2024 included a non-cash goodwill impairment charge of $0.7 billion related to the entertainment linear networks reporting unit.
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
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance to enhance income tax disclosures. The new guidance requires an expanded effective tax rate reconciliation, the disclosure of cash taxes paid segregated between U.S. federal, U.S. state and foreign, with further disaggregation by jurisdiction if certain thresholds are met, and eliminates certain disclosures related to uncertain tax benefits. The new guidance is applicable beginning with the Company’s 2026 fiscal year.
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
•Commitments and Contingencies
•Other Matters
•DTC Product Descriptions, Key Definitions and Supplemental Information
•Supplemental Guarantor Financial Information
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions, except per share data)	March 29, 2025	March 30, 2024		March 29, 2025	March 30, 2024
Revenues:
Services	$21,258	$19,757	8%	$43,306	$40,732	6%
Products	2,363	2,326	2%	5,005	4,900	2%
Total revenues	23,621	22,083	7%	48,311	45,632	6%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,378)	(12,663)	(6) %	(27,167)	(26,585)	(2) %
Cost of products (exclusive of depreciation and amortization)	(1,432)	(1,509)	5%	(3,049)	(3,174)	4%
Selling, general, administrative and other	(3,981)	(3,790)	(5) %	(7,911)	(7,573)	(4) %
Depreciation and amortization	(1,324)	(1,242)	(7) %	(2,600)	(2,485)	(5) %
Total costs and expenses	(20,115)	(19,204)	(5) %	(40,727)	(39,817)	(2) %
Restructuring and impairment charges	(109)	(2,052)	95%	(252)	(2,052)	88%
Interest expense, net	(346)	(311)	(11) %	(713)	(557)	(28) %
Equity in the income of investees	36	141	(74) %	128	322	(60) %
Income before income taxes	3,087	657	>100%	6,747	3,528	91%
Income taxes	314	(441)	nm	(702)	(1,161)	40%
Net income	3,401	216	>100%	6,045	2,367	>100%
Net income attributable to noncontrolling interests	(126)	(236)	47%	(216)	(476)	55%
Net income (loss) attributable to Disney	$3,275	$(20)	nm	$5,829	$1,891	>100%
Diluted earnings (loss) per share attributable to Disney	$1.81	$(0.01)	nm	$3.21	$1.03	>100%
Star India Transaction
On November 14, 2024, the Company and RIL completed the Star India Transaction (see Note 4 to the Condensed Consolidated Financial Statements) following which the Company began recognizing its 37% share of the India joint venture’s results in “Equity in the income of investees.” Star India results in the current six-month period through November 14, 2024

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
and results in the prior-year quarter and six-month period are consolidated in the Company’s financial results for those periods and reported in the Entertainment and Sports segments.
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 7%, or $1.5 billion, to $23.6 billion; net income attributable to Disney increased to $3.3 billion compared to a loss of $20 million in the prior-year quarter; and diluted earnings per share (EPS) attributable to Disney increased to $1.81 compared to a loss of $0.01 in the prior-year quarter. The EPS increase was due to the comparison to goodwill impairments in the prior-year quarter, a non-cash benefit from the resolution of a prior-year tax matter in the current quarter and higher operating income at Entertainment and Experiences.
Revenues
Service revenues for the quarter increased 8%, or $1.5 billion, to $21.3 billion, which included an approximate 2 percentage point decrease from the Star India Transaction and an approximate 1 percentage point decrease due to an unfavorable movement of the U.S. dollar against major currencies including the impact of our hedging program (Foreign Exchange Impact). Aside from these impacts, service revenues increased due to higher subscription revenue, an increase in theatrical distribution revenue, growth at parks and experiences and higher advertising revenue.
Costs and expenses
Cost of services for the quarter increased 6%, or $0.7 billion, to $13.4 billion, which included an approximate 2 percentage point decrease due to the Star India Transaction. Aside from this impact, cost of services increased due to higher programming and production costs and, to a lesser extent, the impact of inflation and increased volumes at our parks and experiences businesses.
Selling, general, administrative and other costs increased 5%, or $0.2 billion, to $4.0 billion, which included an approximate 3 percentage point decrease due to the Star India Transaction. Aside from this impact, selling, general, administrative and other costs increased driven by higher marketing costs.
Depreciation and amortization increased 7%, or $0.1 billion, to $1.3 billion due to higher depreciation at our parks and experiences businesses.
Restructuring and impairment charges
Charges in the current quarter were $109 million for content impairments. Charges in the prior-year quarter were $2,052 million primarily for goodwill impairments related to the Star India Transaction and entertainment linear networks.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	March 29, 2025	March 30, 2024	% Change Better (Worse)
Interest expense	$(471)	$(501)	6%
Interest income, investment income and other	125	190	(34) %
Interest expense, net	$(346)	$(311)	(11) %

The decrease in interest expense was due to lower average rates and debt balances, partially offset by a decrease in capitalized interest.
The decrease in interest income, investment income and other was due to an unfavorable comparison related to pension and postretirement benefit costs, other than service cost, the impact of lower cash and cash equivalent balances, and net investment losses in the current quarter.
Equity in the Income of Investees
Income from equity investees decreased $105 million, to $36 million from $141 million, due to losses from the India joint venture in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Income Taxes

	Quarter Ended
	March 29, 2025	March 30, 2024
Income before income taxes	$3,087	$657
Income tax (benefit) expense	(314)	441
Effective income tax rate	(10.2%)	67.1%
The effective income tax rate in the current quarter reflected a non-cash benefit from the resolution of a prior-year tax matter.
The effective income tax rate in the prior-year quarter reflected an unfavorable impact from the goodwill impairments, which are not tax deductible, partially offset by a non-cash tax benefit in connection with the Star India Transaction.
Excluding the impact of these items, the effective income tax rate would be 22.7% in the current quarter compared to 20.7% in the prior-year quarter.
Noncontrolling Interests

	Quarter Ended
(in millions)	March 29, 2025	March 30, 2024	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(126)	$(236)	47%
The decrease in net income attributable to noncontrolling interests was due to costs in connection with the purchase of NBCU’s interest in Hulu in the prior-year quarter and lower results at ESPN, Shanghai Disney Resort and, to a lesser extent, Hong Kong Disneyland Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended March 29, 2025 were impacted by the following:
•Resolution of a prior-year tax matter of $1,016 million
•TFCF and Hulu Acquisition Amortization of $396 million
•Restructuring and impairment charges of $109 million
Results for the quarter ended March 30, 2024 were impacted by the following:
•Restructuring and impairment charges of $2,052 million
•TFCF and Hulu Acquisition Amortization of $434 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended March 29, 2025:
Resolution of a prior-year tax matter	$—	$1,016	$1,016	$0.56
TFCF and Hulu Acquisition Amortization	(396)	92	(304)	(0.16)
Restructuring and impairment charges	(109)	25	(84)	(0.05)
Total	$(505)	$1,133	$628	$0.35

Quarter Ended March 30, 2024:
Restructuring and impairment charges	$(2,052)	$121	$(1,931)	$(1.06)
TFCF and Hulu Acquisition Amortization	(434)	101	(333)	(0.17)
Total	$(2,486)	$222	$(2,264)	$(1.22)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT SIX-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR SIX-MONTH PERIOD
Revenues for the current period increased $2.7 billion, to $48.3 billion; net income attributable to Disney increased $3.9 billion, to $5.8 billion; and EPS increased to $3.21 from $1.03 in the prior-year period. The EPS increase was primarily due to the comparison to goodwill impairments in the prior-year period, higher operating income at Entertainment and a non-cash benefit from the resolution of a prior-year tax matter in the current period.
Revenues
Service revenues for the current period increased 6%, or $2.6 billion to $43.3 billion, which included an approximate 3 percentage point unfavorable impact from the Star India Transaction and an approximate 1 percentage point decrease due to an unfavorable Foreign Exchange Impact. Aside from these impacts, service revenues increased due to higher subscription revenue, an increase in theatrical distribution revenue, growth at parks and experiences revenue and higher advertising revenue.
Costs and expenses
Cost of services for the current period increased 2%, or $0.6 billion, to $27.2 billion, which included an approximate 4 percentage point decrease due to the Star India Transaction and an approximate 1 percentage point decrease due to an unfavorable Foreign Exchange Impact. Aside from these impacts, cost of services increased due to higher programming and production costs and, to a lesser extent, the impact of inflation at our parks and experiences businesses.
Selling, general, administrative and other costs increased 4%, or $0.3 billion, to $7.9 billion, which included an approximate 2 percentage point decrease due to the Star India Transaction. Aside from this impact, selling, general, administrative and other costs increased due to higher marketing costs and, to a lesser extent, a legal settlement.
Depreciation and amortization increased 5%, or $0.1 billion, to $2.6 billion due to higher depreciation at our parks and experiences businesses.
Restructuring and impairment charges
Charges in the current period were $143 million for impairment of goodwill in connection with the Star India Transaction and $109 million for content impairments. Charges in the prior-year period were $2,052 million primarily for goodwill impairments related to the Star India Transaction and entertainment linear networks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	March 29, 2025	March 30, 2024	% Change Better (Worse)
Interest expense	$(958)	$(1,029)	7%
Interest income, investment income and other	245	472	(48) %
Interest expense, net	$(713)	$(557)	(28) %
The decrease in interest expense was due to lower average rates and average debt balances, partially offset by a decrease in capitalized interest.
The decrease in interest income, investment income and other reflected the impact of lower cash and cash equivalent balances, an unfavorable comparison of pension and postretirement benefit costs, other than service cost, and net investment losses in the current period compared to gains in the prior-year period.
Equity in the Income of Investees
Income from equity investees decreased $194 million, to $128 million from $322 million, due to losses from the India joint venture in the current period and lower income from A+E Television Networks (A+E).
Income Taxes

	Six Months Ended
	March 29, 2025	March 30, 2024
Income before income taxes	$6,747	$3,528
Income tax expense	702	1,161
Effective income tax rate	10.4%	32.9%
The effective income tax rate in the current period reflected a non-cash benefit from the resolution of a prior-year tax matter, partially offset by a non-cash tax expense in connection with the Star India Transaction.
The effective income tax rate in the prior-year period reflected an unfavorable impact from goodwill impairments, which are not tax deductible, partially offset by a non-cash tax benefit in connection with the Star India Transaction.
Excluding the impact of these items, the effective income tax rate would be 21.8% in the current period compared to 23.0% in the prior-year period.
Noncontrolling Interests

	Six Months Ended
(in millions)	March 29, 2025	March 30, 2024	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(216)	$(476)	55%
The decrease in net income attributable to noncontrolling interests was due to the accretion of NBC Universal’s interest in Hulu in the prior-year period.
Certain Items Impacting Results in the Six Month Period
Results for the six months ended March 29, 2025 were impacted by the following:
•Restructuring and impairment charges of $252 million and a non-cash tax charge of $244 million
•TFCF and Hulu Acquisition Amortization of $793 million
•Resolution of a prior-year tax matter of $1,016 million
Results for the six months ended March 30, 2024 were impacted by the following:
•Restructuring and impairment charges of $2,052 million
•TFCF and Hulu Acquisition Amortization of $885 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Six Months Ended March 29, 2025:
TFCF and Hulu Acquisition Amortization	$(793)	$184	$(609)	$(0.32)
Restructuring and impairment charges	(252)	(188)	(440)	(0.25)
Resolution of a prior-year tax matter	—	1,016	1,016	0.56
Total	$(1,045)	$1,012	$(33)	$(0.01)

Six Months Ended March 30, 2024:
Restructuring and impairment charges	$(2,052)	$121	$(1,931)	$(1.06)
TFCF and Hulu Acquisition Amortization	(885)	206	(679)	(0.36)
Total	$(2,937)	$327	$(2,610)	$(1.41)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 29, 2025 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024		March 29, 2025	March 30, 2024
Entertainment	$10,682	$9,796	9%	$21,554	$19,777	9%
Sports	4,534	4,312	5%	9,384	9,147	3%
Experiences	8,889	8,393	6%	18,304	17,525	4%
Eliminations (1)	(484)	(418)	(16) %	(931)	(817)	(14) %
Revenues	$23,621	$22,083	7%	$48,311	$45,632	6%
(1)Reflects fees paid by (a) Hulu to ESPN and the Entertainment linear networks business for the right to air their networks on Hulu Live and (b) ABC Network and Disney+ to ESPN to program certain sports content on ABC Network and Disney+.
The following table presents income from our operating segments and other components of income before income taxes:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024		March 29, 2025	March 30, 2024
Entertainment operating income	$1,258	$781	61%	$2,961	$1,655	79%
Sports operating income	687	778	(12) %	934	675	38%
Experiences operating income	2,491	2,286	9%	5,601	5,391	4%
Corporate and unallocated shared expenses	(395)	(391)	(1) %	(855)	(699)	(22) %
Equity in the loss of India joint venture	(103)	—	nm	(136)	—	nm
Restructuring and impairment charges	(109)	(2,052)	95%	(252)	(2,052)	88%
Interest expense, net	(346)	(311)	(11) %	(713)	(557)	(28) %
TFCF and Hulu Acquisition Amortization	(396)	(434)	9%	(793)	(885)	10%
Income before income taxes	$3,087	$657	>100%	$6,747	$3,528	91%

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024		March 29, 2025	March 30, 2024
Entertainment	$190	$169	(12) %	$355	$332	(7) %
Sports	11	11	— %	21	22	5%
Experiences
Domestic	490	426	(15) %	951	850	(12) %
International	188	182	(3) %	379	353	(7) %
Total Experiences	678	608	(12) %	1,330	1,203	(11) %
Corporate	78	51	(53) %	160	105	(52) %
Total depreciation expense	$957	$839	(14) %	$1,866	$1,662	(12) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024		March 29, 2025	March 30, 2024
Entertainment	$13	$14	7%	$26	$27	4%
Experiences	27	27	— %	54	54	— %
TFCF and Hulu intangible assets	327	362	10%	654	742	12%
Total amortization of intangible assets	$367	$403	9%	$734	$823	11%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues:
Linear Networks	$2,418	$2,765	(13) %
Direct-to-Consumer	6,118	5,642	8%
Content Sales/Licensing and Other	2,146	1,389	54%
	$10,682	$9,796	9%
Segment operating income (loss):
Linear Networks	$769	$752	2%
Direct-to-Consumer	336	47	>100%
Content Sales/Licensing and Other	153	(18)	nm
	$1,258	$781	61%
Revenues
The increase in Entertainment revenues in the current quarter compared to the prior-year quarter was due to higher theatrical distribution revenue and subscription revenue growth.
Operating income
The increase in Entertainment operating income in the current quarter compared to the prior-year quarter was due to improved results at Direct-to-Consumer and Content Sales/Licensing and Other.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
Affiliate fees	$1,643	$1,759	(7) %
Advertising	736	974	(24) %
Other	39	32	22%
Total revenues	2,418	2,765	(13) %
Operating expenses	(1,237)	(1,458)	15%
Selling, general, administrative and other	(523)	(684)	24%
Depreciation and amortization	(18)	(11)	(64) %
Equity in the income of investees	129	140	(8) %
Operating Income	$769	$752	2%
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Domestic	$1,507	$1,506	— %
International	136	253	(46) %
	$1,643	$1,759	(7) %
Domestic affiliate revenue was comparable to the prior-year quarter as an increase of 9% from higher effective rates was offset by a decline of 8% from fewer subscribers.
Lower international affiliate revenue was due to decreases of 31% from the Star India Transaction, 9% from lower effective rates and 4% from fewer subscribers.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Domestic	$662	$743	(11) %
International	74	231	(68) %
	$736	$974	(24) %
The decrease in domestic advertising revenue was due to decreases of 6% from lower rates primarily at the owned television stations and 5% from fewer impressions primarily attributable to lower average viewership.
Lower international advertising revenue was due to a decrease of 65% from the Star India Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Programming and production costs
Domestic	$(976)	$(1,048)	7%
International	(91)	(178)	49%
Total programming and production costs	(1,067)	(1,226)	13%
Other operating expenses	(170)	(232)	27%
	$(1,237)	$(1,458)	15%
The decrease in domestic programming and production costs was driven by lower average cost programming at our cable channels, partially offset by a higher cost mix of programming at ABC Network.
International programming and production costs decreased primarily due to the Star India Transaction.
The decrease in other operating expenses was driven by lower technology costs and the Star India Transaction.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $161 million, to $523 million from $684 million, due to lower marketing costs and the Star India Transaction.
Operating Income from Linear Networks
Operating income from Linear Networks increased $17 million, to $769 million from $752 million, due to an increase at our domestic business, partially offset by a decrease at our international business as a result of the Star India Transaction.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Supplemental revenue detail
Domestic	$2,195	$2,269	(3) %
International	223	496	(55) %
	$2,418	$2,765	(13) %
Supplemental operating income detail
Domestic	$625	$520	20%
International	15	92	(84) %
Equity in the income of investees	129	140	(8) %
	$769	$752	2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
Subscription fees	$5,215	$4,805	9%
Advertising	828	762	9%
Other	75	75	— %
Total revenues	6,118	5,642	8%
Operating expenses	(4,539)	(4,414)	(3) %
Selling, general, administrative and other	(1,150)	(1,106)	(4) %
Depreciation and amortization	(93)	(75)	(24) %
Operating Income	$336	$47	>100%
Revenues - Subscription fees
Growth in subscription fees reflected increases of 9% from higher effective rates attributable to increases in pricing and 3% from more subscribers, partially offset by decreases of 2% from an unfavorable Foreign Exchange Impact and 1% from the Star India Transaction.
Revenues - Advertising
Higher advertising revenue was attributable to an increase of 24% from growth in impressions, partially offset by a decrease of 15% from lower rates.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics(1) to analyze trends and evaluate the overall performance of Disney+ and Hulu, and we believe these metrics are useful to investors in analyzing the business:

Paid subscribers at:				% Change Better (Worse)
(in millions)	March 29, 2025	December 28, 2024	March 30, 2024	Mar. 29, 2025 vs. Dec. 28, 2024	Mar. 29, 2025 vs. Mar. 30, 2024
Disney+
Domestic (U.S. and Canada)	57.8	56.8	54.0	2%	7%
International(2)	68.2	67.8	66.8	1%	2%
Disney+(2)(3)	126.0	124.6	120.8	1%	4%

Hulu
SVOD Only	50.3	49.0	45.8	3%	10%
Live TV + SVOD	4.4	4.6	4.5	(4) %	(2) %
Total Hulu(3)	54.7	53.6	50.2	2%	9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber:

	Quarter Ended			% Change Better (Worse)
	March 29, 2025	December 28, 2024	March 30, 2024	Mar. 29, 2025 vs. Dec. 28, 2024	Mar. 29, 2025 vs. Mar. 30, 2024
Disney+
Domestic (U.S. and Canada)	$8.06	$7.99	$8.00	1%	1%
International(2)	7.52	7.19	6.42	5%	17%
Disney+(2)	7.77	7.55	7.13	3%	9%

Hulu
SVOD Only	12.36	12.52	11.84	(1) %	4%
Live TV + SVOD	99.94	99.22	95.01	1%	5%
(1)See discussion on pages 70 — DTC Product Descriptions, Key Definitions and Supplemental Information.
(2)The prior-year quarter Paid Subscribers and Average Monthly Revenue per Paid Subscriber have been adjusted to include Disney+ subscribers in Southeast Asia. These subscribers were previously reported with Disney+ Hotstar, which is no longer presented as this business was included in the Star India Transaction.
(3)Total may not equal the sum of the column due to rounding.
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2025 Comparison to First Quarter of Fiscal 2025
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.99 to $8.06 due to increases in pricing, partially offset by lower advertising revenue.
International Disney+ average monthly revenue per paid subscriber increased from $7.19 to $7.52 due to the impact of subscriber mix shifts and increases in pricing, partially offset by an unfavorable Foreign Exchange Impact.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.52 to $12.36 due to lower advertising revenue, partially offset by increases in pricing.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $99.22 to $99.94 due to increases in pricing, partially offset by lower advertising revenue.
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2025 Comparison to Second Quarter of Fiscal 2024
Domestic Disney+ average monthly revenue per paid subscriber increased from $8.00 to $8.06 due to increases in pricing, partially offset by the impact of subscriber mix shifts.
International Disney+ average monthly revenue per paid subscriber increased from $6.42 to $7.52 due to increases in pricing, partially offset by an unfavorable Foreign Exchange Impact and the impact of subscriber mix shifts.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $11.84 to $12.36 due to increases in retail pricing, partially offset by lower per-subscriber advertising revenue and the impact of subscriber mix shifts.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $95.01 to $99.94 due to increases in pricing, partially offset by the impact of subscriber mix shifts and lower advertising revenue.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Programming and production costs
Hulu	$(2,266)	$(2,169)	(4) %
Disney+	(1,267)	(1,308)	3%
Total programming and production costs	(3,533)	(3,477)	(2) %
Other operating expense	(1,006)	(937)	(7) %
	$(4,539)	$(4,414)	(3) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Higher programming and production costs at Hulu were due to higher subscriber-based license fees attributable to rate increases for programming the Hulu Live TV service and more subscribers to bundles with third-party offerings, including premium add-ons.
The decrease in programming and production costs at Disney+ was due to the Star India Transaction.
The increase in other operating expense was due to higher technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $44 million, to $1,150 million from $1,106 million, due to higher marketing costs.
Operating Income from Direct-to-Consumer
Operating income from Direct-to-Consumer increased $289 million, to $336 million from $47 million, due to increases at Hulu and Disney+.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
TV/VOD and home entertainment distribution	$920	$659	40%
Theatrical distribution	646	123	>100%
Other	580	607	(4) %
Total revenues	2,146	1,389	54%
Operating expenses	(1,276)	(926)	(38) %
Selling, general, administrative and other	(620)	(382)	(62) %
Depreciation and amortization	(92)	(97)	5%
Equity in the loss of investees	(5)	(2)	>(100) %
Operating Income (Loss)	$153	$(18)	nm
Revenues - TV/VOD and home entertainment distribution
The increase in TV/VOD and home entertainment distribution revenue was due to higher TV/VOD sales of episodic content and, to a lesser extent, an increase in home entertainment distribution revenue resulting from the performance of Moana 2. The increase in sales of episodic content was primarily attributable to the timing of episodes delivered.
Revenues - Theatrical distribution
The increase in theatrical distribution revenue was due to the ongoing performance of Mufasa: The Lion King and Moana 2 and the release of Captain America: Brave New World and Snow White in the current quarter. There were no significant titles released in the prior-year quarter.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Programming and production costs	$(1,091)	$(762)	(43) %
Other operating expenses	(185)	(164)	(13) %
	$(1,276)	$(926)	(38) %
The increase in programming and production costs was due to higher production cost amortization attributable to the increases in theatrical and TV/VOD distribution revenues.
Higher other operating expenses were attributable to an increase in theatrical distribution costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs increased $238 million, to $620 million from $382 million, due to higher theatrical marketing costs.
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other increased $171 million, to income of $153 million from a loss of $18 million due to higher TV/VOD and home entertainment distribution results.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
TFCF and Hulu Acquisition Amortization(1)	$(320)	$(343)	7%
Restructuring and impairment charges (2)	(109)	(717)	85%
(1)In the current quarter, amortization of intangible assets was $251 million and amortization of step-up on film and television costs was $66 million. In the prior-year quarter, amortization of intangible assets was $271 million and amortization of step-up on film and television costs was $69 million.
(2)Charges for the current quarter were due to content impairments. Charges for the prior-year quarter were primarily for a goodwill impairment related to linear networks.
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
Affiliate fees	$2,652	$2,678	(1) %
Advertising	1,157	950	22%
Subscription fees	428	417	3%
Other	297	267	11%
Total revenues	4,534	4,312	5%
Operating expenses	(3,507)	(3,214)	(9) %
Selling, general, administrative and other	(347)	(315)	(10) %
Depreciation and amortization	(11)	(11)	— %
Equity in the income of investees	18	6	>100%
Operating Income	$687	$778	(12) %
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
ESPN
Domestic	$2,392	$2,369	1%
International	260	246	6%
	2,652	2,615	1%
Star India	—	63	(100) %
	$2,652	$2,678	(1) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in domestic ESPN affiliate revenue reflected an increase of 8% from higher effective rates, which was largely offset by a decrease of 7% from fewer subscribers.
The increase in international ESPN affiliate revenue was attributable to higher effective rates, partially offset by an unfavorable Foreign Exchange Impact and fewer subscribers.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
ESPN
Domestic	$1,118	$870	29%
International	39	43	(9) %
	1,157	913	27%
Star India	—	37	(100) %
	$1,157	$950	22%
Domestic ESPN advertising revenue growth was due to increases of 19% from higher rates and 8% from higher average viewership. The increase in advertising revenue included the benefit from airing three additional College Football Playoff (CFP) games as well as one additional game NFL game due to timing.
Revenues - Subscription fees
The increase in subscription fees was due to an increase of 5% from higher effective rates, partially offset by a decrease of 2% from fewer subscribers.
Revenues - Other
Other revenue increased $30 million, to $297 million from $267 million, primarily due to higher fees received from the Entertainment segment to program certain sports content on Disney+ and ABC Network, partially offset by lower Ultimate Fighting Championship pay-per-view revenue attributable to lower average buys.
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics(1) to analyze trends and evaluate the overall performance of ESPN+, and we believe these metrics are useful to investors in analyzing the business:

				% Change Better (Worse)
	March 29, 2025	December 28, 2024	March 30, 2024	Mar. 29, 2025 vs. Dec. 28, 2024	Mar. 29, 2025 vs. Mar. 30, 2024
Paid subscribers(1) at (in millions)	24.1	24.9	24.8	(3) %	(3) %
Average Monthly Revenue per Paid Subscriber(1) for the quarter ended	$6.58	$6.36	$6.30	3%	4%
(1)See discussion on page 70—DTC Product Descriptions, Key Definitions and Supplemental Information
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2025 Comparison to First Quarter of Fiscal 2025
ESPN+ average monthly revenue per paid subscriber increased from $6.36 to $6.58 primarily due to increases in pricing and the impact of subscriber mix shifts.
Average Monthly Revenue Per Paid Subscriber - Second Quarter of Fiscal 2025 Comparison to Second Quarter of Fiscal 2024
ESPN+ average monthly revenue per paid subscriber increased from $6.30 to $6.58 primarily due to increases in pricing, partially offset by the impact of subscriber mix shifts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Programming and production costs
ESPN
Domestic	$(2,983)	$(2,616)	(14) %
International	(284)	(260)	(9) %
	(3,267)	(2,876)	(14) %
Star India	—	(102)	100%
	(3,267)	(2,978)	(10) %
Other operating expenses	(240)	(236)	(2) %
	$(3,507)	$(3,214)	(9) %
Domestic ESPN programming and production costs increased in the current quarter compared to the prior-year quarter primarily due to airing additional CFP and NFL games.
Higher programming and production costs at international ESPN were driven by higher soccer rights costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $32 million, to $347 million from $315 million, due to the write-off of an investment.
Operating Income from Sports
Segment operating income decreased $91 million, to $687 million from $778 million, due to a decrease at domestic ESPN.
Supplemental revenue and operating income (loss)
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Supplemental revenue detail
ESPN
Domestic	$4,155	$3,866	7%
International	379	341	11%
	4,534	4,207	8%
Star India	—	105	(100) %
	$4,534	$4,312	5%
Supplemental operating income (loss) detail
ESPN
Domestic	$648	$780	(17) %
International	21	19	11%
	669	799	(16) %
Star India	—	(27)	100%
Equity in the income of investees	18	6	>100%
	$687	$778	(12) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
TFCF Acquisition Amortization(1)	$(74)	$(89)	17%
(1)Represents amortization of intangible assets.
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
Theme park admissions	$2,919	$2,806	4%
Resorts and vacations	2,359	2,101	12%
Parks & Experiences merchandise, food and beverage	2,101	2,029	4%
Merchandise licensing and retail	937	889	5%
Parks licensing and other	573	568	1%
Total revenues	8,889	8,393	6%
Operating expenses	(4,669)	(4,509)	(4) %
Selling, general, administrative and other	(1,024)	(963)	(6) %
Depreciation and amortization	(705)	(635)	(11) %
Operating Income	$2,491	$2,286	9%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 4% from higher average per capita ticket revenue and 1% from attendance growth.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was attributable to increases of 6% from additional passenger cruise days, 2% from higher unit sales at Disney Vacation Club, 2% from an increase in occupied hotel room nights and 1% from higher average daily hotel room rates. The increase in passenger cruise days reflected the launch of the Disney Treasure in the first quarter of the current year.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 2% from higher average guest spending and 1% from increased volumes.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to an increase of 7% from merchandise licensing, including a benefit from the release of the licensed game, Marvel Rivals, partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)
	Quarter Ended		Quarter Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Parks
Increase (decrease)
Attendance(2)	2%	2%	(5) %	15%
Per Capita Guest Spending(3)	5%	5%	(2) %	14%
Hotels
Occupancy(4)	92%	90%	87%	85%
Available Hotel Room Nights (in thousands)(5)	2,546	2,550	786	793
Change in Per Room Guest Spending(6)	5%	3%	1%	16%
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
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Operating labor	$(2,213)	$(2,068)	(7) %
Infrastructure costs	(856)	(812)	(5) %
Cost of goods sold and distribution costs	(723)	(798)	9%
Other operating expense	(877)	(831)	(6) %
	$(4,669)	$(4,509)	(4) %
Higher operating labor was due to inflation, increased volumes and new guest offerings. Infrastructure costs increased primarily due to technology spending. The decrease in cost of goods sold and distribution costs was driven by lower operations support costs and cost saving initiatives. The increase in other operating expense was primarily due to new guest offerings, higher operations support costs and volume growth, partially offset by cost saving initiatives.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $61 million, to $1,024 million from $963 million, primarily due to higher marketing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Depreciation and amortization
Depreciation and amortization increased $70 million, to $705 million from $635 million, due to higher depreciation at our domestic parks and experiences driven by an increase at Disney Cruise Line.
Operating Income from Experiences
Segment operating income increased $205 million, to $2,491 million from $2,286 million due to growth at domestic parks and experiences and consumer products, partially offset by a decrease at international parks and experiences.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Supplemental revenue detail
Parks & Experiences
Domestic	$6,499	$5,958	9%
International	1,441	1,522	(5) %
Consumer Products	949	913	4%
	$8,889	$8,393	6%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,823	$1,607	13%
International	225	292	(23) %
Consumer Products	443	387	14%
	$2,491	$2,286	9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Six-Month Results Compared to the Prior-Year Six-Month Period
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues:
Linear Networks	$5,035	$5,568	(10) %
Direct-to-Consumer	12,190	11,188	9%
Content Sales/Licensing and Other	4,329	3,021	43%
	$21,554	$19,777	9%
Segment operating income (loss):
Linear Networks	$1,867	$1,988	(6) %
Direct-to-Consumer	629	(91)	nm
Content Sales/Licensing and Other	465	(242)	nm
	$2,961	$1,655	79%
Revenues
The increase in Entertainment revenues in the current period compared to the prior-year period was due to subscription revenue growth, higher theatrical distribution revenue and an increase in TV/VOD and home entertainment distribution revenue. These increases were partially offset by lower advertising and affiliate revenue due to the Star India Transaction.
Operating income
The increase in Entertainment operating income in the current period compared to the prior-year period was due to improved results at Direct-to-Consumer and Content Sales/Licensing and Other, partially offset by a decline at Linear Networks due to the Star India Transaction.
Linear Networks
Operating results for Linear Networks are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
Affiliate fees	$3,298	$3,525	(6) %
Advertising	1,651	1,968	(16) %
Other	86	75	15%
Total revenues	5,035	5,568	(10) %
Operating expenses	(2,345)	(2,629)	11%
Selling, general, administrative and other	(1,043)	(1,241)	16%
Depreciation and amortization	(32)	(23)	(39) %
Equity in the income of investees	252	313	(19) %
Operating Income	$1,867	$1,988	(6) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Affiliate fees

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Domestic	$2,961	$2,986	(1) %
International	337	539	(37) %
	$3,298	$3,525	(6) %
The decrease in domestic affiliate revenue was due to a decline of 8% from fewer subscribers, which was largely offset by an increase of 8% from higher effective rates.
Lower international affiliate revenue was due to decreases of 22% from the Star India Transaction, 8% from lower effective rates and 5% from fewer subscribers.
Revenues - Advertising

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Domestic	$1,385	$1,449	(4) %
International	266	519	(49) %
	$1,651	$1,968	(16) %
The decline in domestic advertising revenue was due to a decrease of 8% from fewer impressions attributable to lower average viewership, partially offset by an increase of 3% from higher rates resulting from increased rates at the owned television stations.
Lower international advertising revenue was due to a decrease of 45% from the Star India Transaction.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Programming and production costs
Domestic	$(1,763)	$(1,808)	2%
International	(229)	(361)	37%
Total programming and production costs	(1,992)	(2,169)	8%
Other operating expenses	(353)	(460)	23%
	$(2,345)	$(2,629)	11%
The decrease in domestic programming and production costs was driven by lower average cost programming at our cable channels, partially offset by a higher cost mix of programming at ABC Network.
International programming and production costs decreased primarily due to the Star India Transaction.
The decrease in other operating expenses was primarily due to lower technology costs and, to a lesser extent, a decrease from the Star India Transaction.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $198 million to $1,043 million from $1,241 million, due to lower marketing costs, the Star India Transaction and a favorable Foreign Exchange Impact.
Equity in the Income of Investees
Income from equity investees decreased $61 million, to $252 million from $313 million, due to lower income from A+E attributable to decreases in advertising and affiliate revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Income from Linear Networks
Operating income from Linear Networks decreased $121 million, to $1,867 million from $1,988 million, due to a decrease at our international business as a result of the Star India Transaction and lower income from equity investees, partially offset by an increase at our domestic business.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Supplemental revenue detail
Domestic	$4,401	$4,479	(2) %
International	634	1,089	(42) %
	$5,035	$5,568	(10) %
Supplemental operating income detail
Domestic	$1,462	$1,358	8%
International	153	317	(52) %
Equity in the income of investees	252	313	(19) %
	$1,867	$1,988	(6) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
Subscription fees	$10,280	$9,312	10%
Advertising	1,780	1,736	3%
Other	130	140	(7) %
Total revenues	12,190	11,188	9%
Operating expenses	(9,148)	(8,907)	(3) %
Selling, general, administrative and other	(2,245)	(2,227)	(1) %
Depreciation and amortization	(168)	(145)	(16) %
Operating Income (Loss)	$629	$(91)	nm
Revenues - Subscription fees
Growth in subscription fees reflected increases of 9% from higher effective rates attributable to increases in pricing and 4% from more subscribers, partially offset by decreases of 2% from an unfavorable Foreign Exchange Impact and 1% from the Star India Transaction.
Revenues - Advertising
Higher advertising revenue was attributable to an increase of 24% from higher impressions, partially offset by decreases of 12% from lower rates and 10% from Star India, which included International Cricket Council (ICC) Cricket World Cup programming on Disney+ Hotstar in the prior-year period. There were no significant cricket events in the current period prior to the Star India Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics
Average Monthly Revenue Per Paid Subscriber:

	Six Months Ended		% Change Better (Worse)
	March 29, 2025	March 30, 2024
Disney+
Domestic (U.S. and Canada)	$8.02	$8.07	(1) %
International (1)	7.35	6.04	22%
Disney+	7.66	6.90	11%

Hulu
SVOD Only	12.44	12.06	3%
Live TV + SVOD	99.58	94.30	6%
(1)The prior-year period Average Monthly Revenue per Paid Subscriber has been adjusted to include Disney+ subscribers in Southeast Asia. These subscribers were previously reported with Disney+ Hotstar, which is no longer presented as this business was included in the Star India Transaction.
Domestic Disney+ average monthly revenue per paid subscriber decreased from $8.07 to $8.02 due to the impact of subscriber mix shifts, partially offset by increases in pricing.
International Disney+ average monthly revenue per paid subscriber increased from $6.04 to $7.35 due to increases in pricing, partially offset by the impact of subscriber mix shifts and an unfavorable Foreign Exchange Impact.
The average monthly revenue per paid subscriber for Hulu SVOD Only increased from $12.06 to $12.44 due to increases in pricing, partially offset by lower per-subscriber advertising revenue and the impact of subscriber mix shifts.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $94.30 to $99.58 due to increases in pricing.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Programming and production costs
Hulu	$(4,529)	$(4,295)	(5) %
Disney+	(2,612)	(2,767)	6%
Total programming and production costs	(7,141)	(7,062)	(1) %
Other operating expense	(2,007)	(1,845)	(9) %
	$(9,148)	$(8,907)	(3) %
Higher programming and production costs at Hulu were due to higher subscriber-based license fees attributable to rate increases for programming the Hulu Live TV service and more subscribers to bundles with third-party offerings, including premium add-ons.
The decrease in programming and production costs at Disney+ was due to Star India reflecting ICC Cricket World Cup programming in the prior-year period.
Other operating expenses increased due to higher technology and distribution costs.
Operating Income (Loss) from Direct-to-Consumer
Operating results from Direct-to-Consumer improved $720 million, to income of $629 million from a loss of $91 million, due to improved results at Disney+ and, to a lesser extent, at Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
TV/VOD and home entertainment distribution	$1,852	$1,390	33%
Theatrical distribution	1,288	374	>100%
Other	1,189	1,257	(5) %
Total revenues	4,329	3,021	43%
Operating expenses	(2,374)	(2,101)	(13) %
Selling, general, administrative and other	(1,299)	(967)	(34) %
Depreciation and amortization	(181)	(191)	5%
Equity in the loss of investees	(10)	(4)	>(100) %
Operating Income (Loss)	$465	$(242)	nm
Revenues - TV/VOD and home entertainment distribution
The increase in TV/VOD and home entertainment distribution revenue was due to higher TV/VOD sales of episodic content, driven by the timing of episodes delivered, and, to a lesser extent, an increase in home entertainment distribution revenue.
Revenues - Theatrical distribution
The increase in theatrical distribution revenue reflected more significant releases in the current period compared to the prior-year period. The current period included Moana 2, Mufasa: The Lion King and Captain America: Brave New World. The prior-year period included Wish and The Marvels.
Revenues - Other
Other revenue decreased $68 million to $1,189 million from $1,257 million attributable to lower revenue from stage plays as a result of fewer performances.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Programming and production costs	$(2,033)	$(1,752)	(16) %
Other operating expenses	(341)	(349)	2%
	$(2,374)	$(2,101)	(13) %

The increase in programming and production costs was due to higher production cost amortization attributable to the increases in theatrical and TV/VOD distribution revenues, partially offset by lower film cost impairments and a reduced number of stage play performances.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $332 million, to $1,299 million from $967 million, due to higher theatrical marketing costs.
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other improved $707 million, to income of $465 million from a loss of $242 million due to higher theatrical and TV/VOD distribution results, lower film cost impairments and higher home entertainment distribution results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
TFCF and Hulu Acquisition Amortization(1)	$(641)	$(696)	8%
Restructuring and impairment charges(2)	(109)	(717)	85%
(1)In the current period, amortization of intangible assets was $502 million and amortization of step-up on film and television costs was $133 million. In the prior-year period, amortization of intangible assets was $553 million and amortization of step-up on film and television costs was $137 million.
(2)Charges for the current period were due to content impairments. Charges for the prior-year period were primarily for a goodwill impairment related to linear networks.
Sports
Operating results for Sports are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
Affiliate fees	$5,282	$5,347	(1) %
Advertising	2,499	2,301	9%
Subscription fees	855	832	3%
Other	748	667	12%
Total revenues	9,384	9,147	3%
Operating expenses	(7,800)	(7,813)	— %
Selling, general, administrative and other	(657)	(656)	— %
Depreciation and amortization	(21)	(22)	5%
Equity in the income of investees	28	19	47%
Operating Income	$934	$675	38%
Revenues - Affiliate fees

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
ESPN
Domestic	$4,737	$4,708	1%
International	514	511	1%
	5,251	5,219	1%
Star India	31	128	(76) %
	$5,282	$5,347	(1) %
The increase in domestic ESPN affiliate revenue reflected an increase of 7% from higher effective rates, which was largely offset by a decrease of 7% from fewer subscribers.
International ESPN affiliate revenue was comparable to the prior-year period as higher effective rates were offset by an unfavorable Foreign Exchange Impact and fewer subscribers.
The decrease in Star India affiliate revenue was due to the Star India Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Advertising

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
ESPN
Domestic	$2,409	$1,988	21%
International	86	92	(7) %
	2,495	2,080	20%
Star India	4	221	(98) %
	$2,499	$2,301	9%
The increase in domestic ESPN advertising revenue was due to increases of 15% from higher rates and 4% from an increase in average viewership. The increase in advertising revenue reflected the benefit of expanded college football programming including four additional CFP games.
The decrease in Star India advertising revenue was attributable to the comparison to ICC Cricket World Cup programming in the prior-year period. There were no significant cricket events in the current period prior to the Star India Transaction.
Revenues - Subscription fees
The increase in subscription fees was due to an increase of 5% from higher effective rates, partially offset by a decrease of 2% from fewer subscribers.
Revenues - Other
Other revenue increased $81 million, to $748 million from $667 million, due to higher fees received from the Entertainment segment to program certain sports content on Disney+ and ABC Network, partially offset by lower sub-licensing fees. The decrease in sub-licensing fees was due to the comparison to Star India sub-licensing of the ICC Cricket World Cup in the prior-year period, partially offset by fees from sub-licensing the CFP programming rights for two games in the current period.
Key Metrics

	Six Months Ended		% Change Better (Worse)
	March 29, 2025	March 30, 2024
Average Monthly Revenue per Paid Subscriber for the period	$6.47	$6.20	4%
ESPN+ average monthly revenue per paid subscriber increased from $6.20 to $6.47 due to increases in pricing, partially offset by the impact of subscriber mix shifts.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Programming and production costs
ESPN
Domestic	$(6,692)	$(6,005)	(11) %
International	(601)	(566)	(6) %
	(7,293)	(6,571)	(11) %
Star India	(17)	(786)	98%
	(7,310)	(7,357)	1%
Other operating expenses	(490)	(456)	(7) %
	$(7,800)	$(7,813)	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Domestic ESPN programming and production costs increased primarily due to expanded college football programming rights including the four additional CFP games as well as one additional NFL game due to timing.
The increase in international ESPN programming and production costs was due to higher soccer rights costs.
Star India programming and production costs decreased due to the comparison to ICC Cricket World Cup programming in the prior-year period.
The increase in other operating expense was attributable to higher technology costs.
Selling, general, administrative and other
Selling, general, administrative and other costs were comparable to the prior-year period as the write-off of an investment and higher marketing costs were offset by a favorable Foreign Exchange Impact.
Operating Income from Sports
Segment operating income increased $259 million, to $934 million from $675 million, driven by the comparison to the ICC Cricket World Cup programming in the prior-year period at Star India, partially offset by a decrease at domestic ESPN.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Supplemental revenue detail
ESPN
Domestic	$8,577	$7,939	8%
International	768	704	9%
	9,345	8,643	8%
Star India	39	504	(92) %
	$9,384	$9,147	3%
Supplemental operating income (loss) detail
ESPN
Domestic	$879	$1,035	(15) %
International	18	(37)	nm
	897	998	(10) %
Star India	9	(342)	nm
Equity in the income of investees	28	19	47%
	$934	$675	38%
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
TFCF Acquisition Amortization(1)	$(148)	$(185)	20%
(1)Represents amortization of intangible assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Revenues
Theme park admissions	$6,006	$5,788	4%
Resorts and vacations	4,580	4,219	9%
Parks & Experiences merchandise, food and beverage	4,282	4,132	4%
Merchandise licensing and retail	2,255	2,230	1%
Parks licensing and other	1,181	1,156	2%
Total revenues	18,304	17,525	4%
Operating expenses	(9,347)	(8,989)	(4) %
Selling, general, administrative and other	(1,972)	(1,888)	(4) %
Depreciation and amortization	(1,384)	(1,257)	(10) %
Operating Income	$5,601	$5,391	4%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to an increase of 4% from higher average per capita ticket revenue.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was primarily due to increases of 2% from additional passenger cruise days, 2% from higher unit sales at Disney Vacation Club, 2% from an increase in average daily hotel room rates and 1% from higher occupied hotel room nights. The increase in passenger cruise days reflected the launch of the Disney Treasure in the first quarter of the current year.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was primarily attributable to an increase of 3% from higher average guest spending.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to increases of 2% from merchandise licensing and 1% from retail, partially offset by a decrease of 1% from an unfavorable Foreign Exchange Impact.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was primarily due to higher real estate sales, an increase in royalties from Tokyo Disney Resort and higher sponsorship revenues, partially offset by an unfavorable Foreign Exchange Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics

	Domestic		International
	Six Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Parks
Increase (decrease)
Attendance	— %	1%	(1) %	22%
Per Capita Guest Spending	4%	4%	1%	13%
Hotels
Occupancy	88%	88%	87%	83%
Available Hotel Room Nights (in thousands)	5,087	5,098	1,584	1,592
Change in Per Room Guest Spending	5%	2%	9%	9%
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Operating labor	$(4,377)	$(4,068)	(8) %
Infrastructure costs	(1,657)	(1,609)	(3) %
Cost of goods sold and distribution costs	(1,652)	(1,702)	3%
Other operating expense	(1,661)	(1,610)	(3) %
	$(9,347)	$(8,989)	(4) %
The increase in operating labor was due to inflation and, to a lesser extent, new guest offerings and higher volumes. Higher infrastructure costs were attributable to an increase in technology spending and higher costs for new guest offerings, partially offset by cost saving initiatives. Lower cost of goods sold and distribution costs were driven by a decrease in operations support costs and cost saving initiatives, partially offset by higher volumes. Other operating expense increased due to higher operations support costs, an increase in costs for new guest offerings and higher volumes, partially offset by cost saving initiatives.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $84 million, to $1,972 million from $1,888 million, due to higher marketing costs.
Depreciation and amortization
Depreciation and amortization increased $127 million, to $1,384 million from $1,257 million, due to higher depreciation at our domestic parks and experiences driven by an increase at Disney Cruise Line.
Operating Income from Experiences
Segment operating income increased $210 million from $5,391 million to $5,601 million due to growth at domestic parks and experiences and consumer products.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Supplemental revenue detail
Parks & Experiences
Domestic	$12,931	$12,255	6%
International	3,087	2,998	3%
Consumer Products	2,286	2,272	1%
	$18,304	$17,525	4%
Supplemental operating income detail
Parks & Experiences
Domestic	$3,805	$3,684	3%
International	645	620	4%
Consumer Products	1,151	1,087	6%
	$5,601	$5,391	4%
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024		March 29, 2025	March 30, 2024
Corporate and unallocated shared expenses	$(395)	$(391)	(1) %	$(855)	$(699)	(22) %
Corporate and unallocated shared expenses for the current six-month period increased $156 million, from $699 million to $855 million, primarily due to a legal settlement.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 29, 2025	March 30, 2024
Cash provided by operations	$9,958	$5,851	70%
Cash used in investing activities	(4,473)	(2,553)	(75) %
Cash used in financing activities	(5,553)	(10,824)	49%
Impact of exchange rates on cash, cash equivalents and restricted cash	(76)	17	nm
Change in cash, cash equivalents and restricted cash	$(144)	$(7,509)	98%
Operating Activities
Cash provided by operations increased $4.1 billion from $5.9 billion in the prior-year period to $10.0 billion for the current period. The increase was due to lower tax payments in the current period compared to the prior-year period and higher operating cash flows at Entertainment. Tax payments in the prior-year period reflected the payment of fiscal 2023 U.S. federal and California state income taxes that had been deferred pursuant to relief related to 2023 winter storms in California. In addition, fiscal 2025 U.S. federal and California state income tax payments have been deferred until October 2025 pursuant to relief related to the 2025 wildfires in California. The increase in operating cash flows at Entertainment was primarily due to higher cash receipts attributable to higher revenue and, to a lesser extent, lower spending on content including the impact of the Star India Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Produced and licensed programming costs
The Entertainment and Sports segments incur costs to produce and license film, episodic, sports and other content. Production costs include spend on content internally produced at our studios such as live-action and animated films and episodic series. Production costs also include original content commissioned from third-party studios. Programming costs include content rights licensed from third parties for use on the Company’s sports and general entertainment networks and DTC streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities.
The Company’s film and television production and programming activity for the six months ended March 29, 2025 and March 30, 2024 are as follows:

	Six Months Ended
(in millions)	March 29, 2025	March 30, 2024
Beginning balances:
Produced and licensed programming assets	$34,409	$36,593
Programming liabilities	(3,692)	(3,792)
	30,717	32,801
Spending:
Programming licenses and rights	6,368	6,806
Produced film and television content	4,425	4,376
	10,793	11,182
Amortization:
Programming licenses and rights	(7,601)	(7,956)
Produced film and television content	(5,081)	(4,925)
	(12,682)	(12,881)
Change in produced and licensed content costs	(1,889)	(1,699)
Content Impairment	(109)	—
Produced and licensed content costs contributed to joint venture	—	(730)
Other non-cash activity	429	414
Ending balances:
Produced and licensed programming assets	32,883	34,511
Programming liabilities	(3,735)	(3,725)
	$29,148	$30,786
The Company currently expects its fiscal 2025 spend on produced and licensed content, including sports rights, to be comparable to fiscal 2024 spend of $23 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the six months ended March 29, 2025 and March 30, 2024 are as follows:

	Six Months Ended
(provided by (used in) in millions)	March 29, 2025	March 30, 2024
Investments in parks, resorts and other property:
Entertainment	$(522)	$(522)
Sports	—	(1)
Experiences
Domestic	(3,022)	(1,198)
International	(561)	(466)
Total Experiences	(3,583)	(1,664)
Corporate	(223)	(371)
Total investments in parks, resorts and other property	(4,328)	(2,558)
Other investing activities, net	(145)	5
Cash used in investing activities	$(4,473)	$(2,553)
Capital expenditures at the Entertainment segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at the Experiences segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was due to higher spend on cruise ship fleet expansion.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The decrease in the current period compared to the prior-year period was due to lower spend on facilities.
The Company currently expects its fiscal 2025 capital expenditures to be approximately $8 billion compared to fiscal 2024 capital expenditures of $5 billion.
Financing Activities
Financing activities for the six months ended March 29, 2025 and March 30, 2024 are as follows:

	Six Months Ended
(provided by (used in) in millions)	March 29, 2025	March 30, 2024
Repayments of borrowings, net	$(2,647)	$(470)
Dividends	(905)	(549)
Repurchases of common stock	(1,785)	(1,001)
Acquisition of redeemable noncontrolling interest	—	(8,610)
Other financing activities, net(1)	(216)	(194)
Cash used in financing activities	$(5,553)	$(10,824)
(1)Primarily equity award activity.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended March 29, 2025 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 11 to the Condensed Consolidated Financial Statements for a summary of dividends and share repurchases. The Company is targeting a total of $3 billion in share repurchases in fiscal 2025.
The redeemable noncontrolling interest activity in the prior-year period was attributable to the acquisition of NBCU’s interest in Hulu. The Company may be required to pay an incremental amount for Hulu depending on a final determination of Hulu’s fair value (see Note 1 to the Condensed Consolidated Financial Statements).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s operating cash flow and access to the capital markets can be impacted by factors outside of its control. We believe that the Company’s financial condition is strong and that its cash balances, other liquid assets, operating cash flows, access to debt and equity capital markets and borrowing capacity under current bank facilities, taken together, provide adequate resources to fund ongoing operating requirements, contractual obligations, upcoming debt maturities, as well as future capital expenditures related to the expansion of existing businesses and development of new projects. In addition, the Company could undertake other measures to ensure sufficient liquidity, such as raising additional financing, reducing or not declaring future dividends; reducing or stopping share repurchases; reducing capital spending; reducing film and episodic content investments; or implementing further cost-saving initiatives.
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of March 29, 2025, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, S&P Global Ratings’ long- and short-term debt ratings for the Company were A and A-1 (Stable), respectively, and Fitch Rating’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On March 29, 2025, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flows in order to allow management to focus on core business issues and challenges. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its existing foreign currency assets, liabilities, commitments and forecasted foreign currency revenues and expenses. The Company utilizes option strategies and forward contracts that provide for the purchase or sale of foreign currencies to hedge probable, but not firmly committed, transactions. The Company also uses forward and option contracts to hedge foreign currency assets and liabilities. The principal foreign currencies hedged are the euro, British pound, Japanese yen, Chinese yuan and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings to U.S. dollar denominated borrowings. By policy, the Company maintains hedge coverage between minimum and maximum percentages of its forecasted foreign exchange exposures generally for periods not to exceed four years. The gains and losses on these contracts are intended to offset changes in the U.S. dollar equivalent value of the related exposures. The economic or political conditions in a country have reduced and in the future could reduce our ability to hedge exposure to currency fluctuations in the country or our ability to repatriate revenue from the country.
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
Guarantees
See Note 5 to the Condensed Consolidated Financial Statements.
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.
UNCERTAINTIES
The future effects of the evolving macroeconomic, trade and travel conditions, including as a result of evolving international political developments, trade policies and consumer spending dynamics are unknown and, depending on how these conditions develop, could adversely affect demand for and availability of our products and services, increase our costs to provide products and services and have a negative impact on our results of operations. See also “Risk Factors” in our 2024 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
The majority of the Company’s recorded goodwill is assigned to the entertainment reporting unit (approximately $51 billion). Based on our annual assessment performed in the fourth quarter of fiscal 2024, the fair value of the entertainment reporting unit exceeded its carrying amount by less than 10%, and an approximate 40 basis point increase in the discount rate or an approximate 6% reduction in projected annual cash flows used to determine the fair value of the entertainment reporting unit would effectively eliminate the excess fair value over carrying amount.
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
Paid Subscribers
Paid subscribers reflect subscribers for which we recognized subscription revenue. Certain product offerings provide the option for an extra member to be added to an account (extra member add-on). These extra members are not counted as paid subscribers. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to multi-product offerings in the U.S. are counted as a paid subscriber for each of the Company's services included in the multi-product offering, and subscribers to Hulu Live TV + SVOD are counted as one paid subscriber for each of the Hulu Live TV + SVOD, Disney+ and ESPN+ services. Subscribers include those who receive an entitlement to a service through wholesale arrangements, including those for which the service is available to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our DTC streaming services, we refer to them as paid subscriptions.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental information about paid subscribers:

(in millions)	March 29, 2025	December 28, 2024	March 30, 2024

Domestic (U.S. and Canada) standalone	54.7	57.0	61.4
Domestic (U.S.) multi-product(1)	31.7	29.6	24.2
Domestic (U.S. and Canada)(3)	86.4	86.6	85.5

International(2)	68.2	67.8	66.8

Total(3)	154.6	154.4	152.3
(1)At March 29, 2025, there were 13.3 million and 18.4 million paid subscribers to two-service and three-service multi-product offerings, respectively. At December 28, 2024, there were 10.5 million and 19.1 million paid subscribers to two-service and three-service multi-product offerings, respectively. At March 30, 2024, there were 4.8 million and 19.4 million paid subscribers to two-service and three-service multi-product offerings, respectively.
(2)The prior-year quarter paid subscribers have been adjusted to include Disney+ paid subscribers in Southeast Asia, which were previously reported with Disney+ Hotstar. Disney+ Hotstar was included in the Star India Transaction.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at March 29, 2025 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$30,370	$31,094	$7,200	$7,107
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

Results of operations (in millions)	Six Months Ended March 29, 2025
Revenues	$—
Costs and expenses	—
Net income (loss)	(1,001)
Net income (loss) attributable to TWDC shareholders	(1,001)

Balance Sheet (in millions)	March 29, 2025	September 28, 2024
Current assets	$2,366	$2,767
Noncurrent assets	3,547	3,336
Current liabilities	7,957	7,640
Noncurrent liabilities (excluding intercompany to non-Guarantors)	37,215	40,608
Intercompany payables to non-Guarantors	164,570	157,925

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
Based on their evaluation as of March 29, 2025, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 13 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 13 to the Condensed Consolidated Financial Statements relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the factors discussed in our 2024 Annual Report on Form 10-K under Item 1A, “Risk Factors” as updated below:
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We face risks relating to misalignment with public and consumer tastes and preferences for entertainment, travel and consumer products, which impact demand for our entertainment offerings and products and the profitability of our businesses.
Our businesses create entertainment, travel and consumer products, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently produce compelling creative content, which may be distributed, among other ways, through DTC platforms, broadcast, cable, theaters and used in theme park attractions, hotels and other resort facilities and travel experiences and consumer products. Such distribution must meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for out-of-home entertainment experiences. Demand for certain out-of-home entertainment experiences, such as theater-going to watch movies, has not returned to pre-pandemic levels. In addition, many of our businesses depend on acceptance of our offerings and products by consumers outside the U.S. The success of our businesses therefore depends on our ability to predict and adapt to continually evolving consumer tastes and preferences outside as well as inside the U.S. Evolving tourist preferences regarding travel to destinations in the U.S. and other geographical regions where our parks and experiences businesses operate may affect those businesses. Moreover, we must often make substantial investments in content production and acquisition, acquisition of sports and programming rights, theme park attractions, cruise ships or hotels and other facilities or customer facing platforms before we know the extent to which these products will earn consumer acceptance, and the market, economic or social conditions are sometimes significantly different from the ones we anticipated at the time of the investment decisions. Further, preferences of some consumers are affected by their perceptions of our position on matters of public interest, including regarding environmental and social issues. Generally, revenues from, and profitability of, each of our businesses are adversely impacted when our entertainment offerings and products, as well as our methods to make our offerings and products available to consumers, do not align with constantly evolving consumer preferences and tastes or achieve sufficient consumer acceptance.
A variety of uncontrollable events disrupt our businesses, reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost or reduce the profitability of providing our products and services.
The operation and profitability of our businesses and demand for and consumption of our products and services, particularly our parks and experiences businesses, are highly dependent on the general environment for travel and tourism, including in the specific regions in which our parks and experiences businesses operate. In addition, we have extensive international operations, including our international theme parks and resorts, which are dependent on domestic and international regulations consistent with trade and investment in those regions. The operation of our businesses and the environment for travel and tourism, as well as demand for and consumption of our other products and services, is subject to adverse impacts from a variety of factors beyond our control in the U.S., globally or in specific geographic regions around the world where we operate, including: health concerns; adverse weather conditions arising from short-term weather patterns or long-term climate change, including longer and more regular excessive heat conditions, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, typhoons, floods, droughts, tsunamis and earthquakes); international, political or military developments, including tariffs and other trade and international disputes and social unrest; macroeconomic conditions, including a decline in economic activity, inflation and foreign exchange rates; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs, supply chain disruptions and malware and other cyber-related attacks or intrusions or other widespread computing, telecommunications or payment processing failures, from time to time disrupt our ability to provide our products and services, raise the cost of providing our products and services and in certain instances affect our ability to obtain insurance coverage with respect to some of these events. An incident or other event that affected our property directly, including a security incident, earthquake or hurricane, would have a direct impact on our ability to provide goods and services and could result in closure of impacted operations or have an extended effect of discouraging consumers from attending our facilities. Moreover, additional costs we incur to protect against such incidents may reduce the profitability of our operations.
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
With respect to IP developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. In addition, the availability of copyright protection and other legal protections for IP generated by certain new technologies, such as generative AI, is uncertain. Successful challenges to our rights in IP typically result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from or utilize the IP that is the subject of challenged rights. From time to time, third parties allege that the Company is infringing certain third-party IP rights. Technological changes in industries in which the Company operates and extensive patent coverage in those areas increase the risk of such claims being brought and prevailing. For example, from time to time, the Company’s streaming platforms and technology are the subject of patent infringement litigation and other claims seeking damages and injunctive relief, and the resolution of these matters in aggregate may negatively impact the profitability of certain of our businesses.
Regulations applicable to our businesses impact the profitability of our businesses.
Each of our businesses, including our broadcast networks and television stations, is subject to a variety of U.S. and international regulations, which impact the operations and profitability of our businesses. Some of these regulations include:
•U.S. Federal Communications Commission (FCC) regulation of our television and radio networks, our national programming networks and our owned television stations. See our 2024 Annual Report on Form 10-K under Item 1 — Federal Communications Commission Regulation.
•Federal, state and foreign privacy and data protection laws and regulations, including with respect to child safety. See our 2024 Annual Report on Form 10-K under Item 1 — Privacy and Data Protection Regulation.
•Regulation of the safety and supply chain of consumer products and theme park operations, including regulation regarding the sourcing, importation and the sale of goods.
•Land planning, use and development regulations applicable to our theme parks operations.
•Environmental protection and sustainability regulations.
•U.S. and international anti-corruption laws, sanction programs, trade restrictions, tariffs, anti-money laundering laws or currency controls.
•Restrictions on the manner in which content is currently licensed and distributed, ownership restrictions or film or television content requirements, investment obligations or quotas. See our 2024 Annual Report on Form 10-K under Item 1 — International Content Regulation.
•Domestic and international labor laws, tax laws and antitrust laws.
Laws and regulations in any of these areas, and others, as well as changes in judicial and agency interpretation thereof or changes in regulatory priorities and activities (or, if applicable, private litigation to enforce such laws and regulations) require us to incur additional costs, may restrict our ability to execute on our business strategies as planned or offer products and services in ways that are profitable, and exacerbate an increasingly unpredictable regulatory landscape. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations that increase the cost of providing our products and services, negatively impact demand for our products and services and limit international trade and investment, disrupting our operations in and outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong.
For example, in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, including new prohibitions on the importation of goods from certain regions and other jurisdictions are considering similar measures; and U.S. state governments have become more active in passing legislation targeted at specific sectors and companies and applying existing laws in novel ways to new technologies, including streaming and online commerce. In 2025, tariffs were announced with respect to and by certain U.S. trading partners, which although currently expected to have only a modest impact on our results in the near term, over the longer horizon could, depending on how these or future tariffs or other regulations with respect to trade are implemented, have a more significant impact on our results of operations, including by impacting the macroeconomic environment, increasing costs or adversely affecting demand for our goods and services. Further, the legal and regulatory landscape for certain new technologies, such as AI, is uncertain and evolving and our compliance obligations could increase our costs or limit how we may use these technologies in one or more of our businesses.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 29, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2024 - January 31, 2025	2,856,000	$110.21	2,856,000	362 million
February 1, 2025 - February 28, 2025	2,047,300	110.78	2,047,300	360 million
March 1, 2025 - March 29, 2025	4,534,668	100.19	4,534,668	355 million
Total	9,437,968	105.52	9,437,968	355 million
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
Developments
During the third quarter, the Company and Miral LLC, a limited liability company organized under the laws of the United Arab Emirates (Miral), agreed to create a Disney-branded theme park and resort in Abu Dhabi, United Arab Emirates, to be built and operated by Miral. The Company will license its IP for the operation of the theme park and resort and provide certain development and management services to the project. The Company will earn royalties based on the project’s revenues and it will also earn service fees. The Company will not provide capital for the project. The development of this project is subject to finalizing additional agreements among the parties.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	364-Day Credit Agreement dated as of February 28, 2025, among The Walt Disney Company, TWDC Enterprises 18 Corp., the Lenders party thereto, and Citibank, N.A. as designated agent	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 28, 2025

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
May 7, 2025
Burbank, California