Form 10-Q
period 2025-06-28
Walt Disney Co
filed 2025-08-06
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,797,933,833 shares of common stock outstanding as of July 30, 2025.

THE WALT DISNEY COMPANY
Form 10-Q
For the Fiscal Quarter Ended June 28, 2025

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans (including statements regarding new products and services, future expenditures, costs, investments and transactions for which conditions to close have not been satisfied, including entering into definitive agreements, regulatory or other approvals or other conditions); future liabilities and other obligations; impairments and amortization; estimates of the financial impact of certain items, accounting treatment, events or circumstances; competition and seasonality on our businesses and results of operations; and capital allocation, including share repurchases and dividends. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “should,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “forecasts,” “believes,” “estimates,” “anticipates,” “potential,” “continue,” “assumption” or “judgment” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues:
Services	$21,214	$20,836	$64,520	$61,568
Products	2,436	2,319	7,441	7,219
Total revenues	23,650	23,155	71,961	68,787
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,034)	(13,236)	(40,201)	(39,821)
Cost of products (exclusive of depreciation and amortization)	(1,498)	(1,473)	(4,547)	(4,647)
Selling, general, administrative and other	(4,141)	(3,872)	(12,052)	(11,445)
Depreciation and amortization	(1,332)	(1,220)	(3,932)	(3,705)
Total costs and expenses	(20,005)	(19,801)	(60,732)	(59,618)
Restructuring and impairment charges	(185)	—	(437)	(2,052)
Other expense	—	(65)	—	(65)
Interest expense, net	(324)	(342)	(1,037)	(899)
Equity in the income of investees	75	146	203	468
Income before income taxes	3,211	3,093	9,958	6,621
Income taxes	2,732	(251)	2,030	(1,412)
Net income	5,943	2,842	11,988	5,209
Net income attributable to noncontrolling interests	(681)	(221)	(897)	(697)
Net income attributable to The Walt Disney Company (Disney)	$5,262	$2,621	$11,091	$4,512

Earnings per share attributable to Disney:
Diluted	$2.92	$1.43	$6.12	$2.46
Basic	$2.92	$1.44	$6.14	$2.47

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,805	1,829	1,812	1,835
Basic	1,799	1,821	1,806	1,829
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$5,943	$2,842	$11,988	$5,209
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	(391)	98	(282)	(106)
Pension and postretirement medical plan adjustments	25	(20)	68	(65)
Foreign currency translation and other	207	(32)	813	23
Other comprehensive income (loss)	(159)	46	599	(148)
Comprehensive income	5,784	2,888	12,587	5,061
Net income attributable to noncontrolling interests	(681)	(221)	(897)	(697)
Other comprehensive income (loss) attributable to noncontrolling interests	(13)	9	51	(14)
Comprehensive income attributable to Disney	$5,090	$2,676	$11,741	$4,350
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 28, 2025	September 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$5,367	$6,002
Receivables, net	13,402	12,729
Inventories	2,080	2,022
Content advances	1,756	2,097
Other current assets	1,215	2,391
Total current assets	23,820	25,241
Produced and licensed content costs	31,278	32,312
Investments	8,671	4,459
Parks, resorts and other property
Attractions, buildings and equipment	81,547	76,674
Accumulated depreciation	(48,847)	(45,506)
	32,700	31,168
Projects in progress	6,294	4,728
Land	1,191	1,145
	40,185	37,041
Intangible assets, net	9,639	10,739
Goodwill	73,314	73,326
Other assets	9,705	13,101
Total assets	$196,612	$196,219

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,500	$21,070
Current portion of borrowings	5,732	6,845
Deferred revenue and other	6,740	6,684
Total current liabilities	32,972	34,599
Borrowings	36,531	38,970
Deferred income taxes	3,097	6,277
Other long-term liabilities	10,256	10,851
Commitments and contingencies (Note 13)
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares	59,515	58,592
Retained earnings	59,109	49,722
Accumulated other comprehensive loss	(3,049)	(3,699)
Treasury stock, at cost, 71 million shares at June 28, 2025 and 47 million shares at September 28, 2024	(6,430)	(3,919)
Total Disney Shareholders’ equity	109,145	100,696
Noncontrolling interests	4,611	4,826
Total equity	113,756	105,522
Total liabilities and equity	$196,612	$196,219
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES
Net income	$11,988	$5,209
Depreciation and amortization	3,932	3,705
Impairments of goodwill, produced and licensed content and other assets	419	2,038
Deferred income taxes	(2,915)	(489)
Equity in the income of investees	(203)	(468)
Cash distributions received from equity investees	110	327
Net change in produced and licensed content costs and advances	819	1,121
Equity-based compensation	1,004	1,036
Other, net	(153)	(20)
Changes in operating assets and liabilities:
Receivables	(660)	(1,373)
Inventories	(70)	(2)
Other assets	(201)	74
Accounts payable and other liabilities	(307)	(814)
Income taxes	(136)	(1,891)
Cash provided by operations	13,627	8,453

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(6,108)	(3,923)
Purchase of investments	(98)	(1,006)
Other, net	13	26
Cash used in investing activities	(6,193)	(4,903)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	(1,498)	1,377
Borrowings	1,057	132
Reduction of borrowings	(2,969)	(729)
Dividends	(905)	(549)
Repurchases of common stock	(2,496)	(2,523)
Acquisition of redeemable noncontrolling interests	(439)	(8,610)
Other, net	(840)	(820)
Cash used in financing activities	(8,090)	(11,722)

Impact of exchange rates on cash, cash equivalents and restricted cash	31	(14)

Change in cash, cash equivalents and restricted cash	(625)	(8,186)
Cash, cash equivalents and restricted cash, beginning of period	6,102	14,235
Cash, cash equivalents and restricted cash, end of period	$5,477	$6,049
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at March 29, 2025	1,801	$59,199	$53,733	$(2,877)	$(5,716)	$104,339	$4,427	$108,766
Comprehensive income (loss)	—	—	5,262	(172)	—	5,090	217	5,307
Equity compensation activity	3	315	—	—	—	315	—	315
Common stock repurchases	(7)	—	—	—	(711)	(711)	—	(711)
Distributions and other	—	1	114	—	(3)	112	(33)	79
Balance at June 28, 2025	1,797	$59,515	$59,109	$(3,049)	$(6,430)	$109,145	$4,611	$113,756

Balance at March 30, 2024	1,826	$58,028	$46,649	$(3,509)	$(1,916)	$99,252	$4,511	$103,763
Comprehensive income (loss)	—	—	2,621	55	—	2,676	246	2,922
Equity compensation activity	4	233	—	—	—	233	—	233
Dividends	—	—	5	—	—	5	—	5
Common stock repurchases	(14)	—	—	—	(1,522)	(1,522)	—	(1,522)
Distributions and other	—	(9)	(2)	—	(11)	(22)	(76)	(98)
Balance at June 29, 2024	1,816	$58,252	$49,273	$(3,454)	$(3,449)	$100,622	$4,681	$105,303
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 28, 2024	1,812	$58,592	$49,722	$(3,699)	$(3,919)	$100,696	$4,826	$105,522
Comprehensive income	—	—	11,091	650	—	11,741	370	12,111
Equity compensation activity	9	911	—	—	—	911	—	911
Dividends	—	7	(1,814)	—	—	(1,807)	—	(1,807)
Common stock repurchases	(24)	—	—	—	(2,496)	(2,496)	—	(2,496)
Distributions and other	—	5	110	—	(15)	100	(585)	(485)
Balance at June 28, 2025	1,797	$59,515	$59,109	$(3,049)	$(6,430)	$109,145	$4,611	$113,756

Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
Comprehensive income (loss)	—	—	4,512	(162)	—	4,350	556	4,906
Equity compensation activity	9	866	—	—	—	866	—	866
Dividends	—	4	(1,370)	—	—	(1,366)	—	(1,366)
Common stock repurchases	(23)	—	—	—	(2,523)	(2,523)	—	(2,523)
Distributions and other	—	(1)	38	—	(19)	18	(555)	(537)
Balance at June 29, 2024	1,816	$58,252	$49,273	$(3,454)	$(3,449)	$100,622	$4,681	$105,303
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the nine months ended June 28, 2025 are not necessarily indicative of the results that may be expected for the year ending September 27, 2025.
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
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income/expense, net interest expense, income taxes and noncontrolling interests. Segment operating income generally includes equity in the income of investees, except for our India joint venture, and excludes amortization of intangible assets and the fair value step-up for film and television costs recognized in connection with the acquisition of TFCF Corporation (TFCF) and Hulu LLC (Hulu) in fiscal 2019 (TFCF and Hulu Acquisition Amortization). Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Segment revenues and segment operating income are as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues:
Entertainment
Third parties	$10,593	$10,478	$31,919	$30,050
Amounts eliminated in consolidation	111	102	339	307
	10,704	10,580	32,258	30,357
Sports
Third parties	3,971	4,291	12,652	12,826
Amounts eliminated in consolidation	337	267	1,040	879
	4,308	4,558	13,692	13,705
Experiences	9,086	8,386	27,390	25,911
Eliminations	(448)	(369)	(1,379)	(1,186)
Total segment revenues	$23,650	$23,155	$71,961	$68,787
Segment operating income:
Entertainment	$1,022	$1,201	$3,983	$2,856
Sports	1,037	802	1,971	1,477
Experiences	2,516	2,222	8,117	7,613
Total segment operating income	$4,575	$4,225	$14,071	$11,946
Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Entertainment	$102	$123	$344	$432
Sports	26	26	54	45
Equity in the income of investees included in segment operating income	128	149	398	477
Equity in the loss of India joint venture	(50)	—	(186)	—
Amortization of TFCF intangible assets related to an equity investee	(3)	(3)	(9)	(9)
Equity in the income of investees, net	$75	$146	$203	$468

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment operating income	$4,575	$4,225	$14,071	$11,946
Corporate and unallocated shared expenses	(410)	(328)	(1,265)	(1,027)
Equity in the loss of India joint venture	(50)	—	(186)	—
Restructuring and impairment charges(1)	(185)	—	(437)	(2,052)
Other expense(2)	—	(65)	—	(65)
Interest expense, net	(324)	(342)	(1,037)	(899)
TFCF and Hulu Acquisition Amortization(3)	(395)	(397)	(1,188)	(1,282)
Income before income taxes	$3,211	$3,093	$9,958	$6,621
(1)See Note 16 for a discussion of amounts in restructuring and impairment charges.
(2)“Other expense” for the quarter and nine months ended June 29, 2024 reflected a charge of $65 million related to a legal ruling.
(3)TFCF and Hulu Acquisition Amortization is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Amortization of intangible assets	$326	$326	$980	$1,068
Step-up of film and television costs	66	68	199	205
Intangibles related to a TFCF equity investee	3	3	9	9
	$395	$397	$1,188	$1,282
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Total
Balance at September 28, 2024	$51,290	$16,486	$5,550	$73,326
Currency translation adjustments and other, net	(12)	—	—	(12)
Balance at June 28, 2025	$51,278	$16,486	$5,550	$73,314
3.Revenues
The following table presents revenues by segment and major source:

	Quarter Ended June 28, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$5,215	$415	$—	$—	$5,630
Affiliate fees	1,550	2,484	—	(315)	3,719
Advertising	1,641	1,148	—	—	2,789
Theme park admissions	—	—	2,996	—	2,996
Resorts and vacations	—	—	2,373	—	2,373
Retail and wholesale sales of merchandise, food and beverage	—	—	2,397	—	2,397
Merchandise licensing	149	—	726	—	875
TV/VOD and home entertainment distribution	878	84	—	—	962
Theatrical distribution licensing	820	—	—	—	820
Other	451	177	594	(133)	1,089
	$10,704	$4,308	$9,086	$(448)	$23,650

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended June 29, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$4,729	$414	$—	$—	$5,143
Affiliate fees	1,726	2,571	—	(291)	4,006
Advertising	1,941	1,339	—	—	3,280
Theme park admissions	—	—	2,780	—	2,780
Resorts and vacations	—	—	2,115	—	2,115
Retail and wholesale sales of merchandise, food and beverage	—	—	2,246	—	2,246
Merchandise licensing	143	—	702	—	845
TV/VOD and home entertainment distribution	812	108	—	—	920
Theatrical distribution licensing	724	—	—	—	724
Other	505	126	543	(78)	1,096
	$10,580	$4,558	$8,386	$(369)	$23,155

	Nine Months Ended June 28, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$15,495	$1,270	$—	$—	$16,765
Affiliate fees	4,848	7,766	—	(968)	11,646
Advertising	5,137	3,647	—	—	8,784
Theme park admissions	—	—	9,002	—	9,002
Resorts and vacations	—	—	6,953	—	6,953
Retail and wholesale sales of merchandise, food and beverage	—	—	7,302	—	7,302
Merchandise licensing	462	—	2,357	—	2,819
TV/VOD and home entertainment distribution	2,769	212	—	—	2,981
Theatrical distribution licensing	2,108	—	—	—	2,108
Other	1,439	797	1,776	(411)	3,601
	$32,258	$13,692	$27,390	$(1,379)	$71,961

	Nine Months Ended June 29, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription fees	$14,041	$1,246	$—	$—	$15,287
Affiliate fees	5,251	7,918	—	(883)	12,286
Advertising	5,709	3,640	—	—	9,349
Theme park admissions	—	—	8,568	—	8,568
Resorts and vacations	—	—	6,334	—	6,334
Retail and wholesale sales of merchandise, food and beverage	—	—	6,989	—	6,989
Merchandise licensing	471	—	2,321	—	2,792
TV/VOD and home entertainment distribution	2,226	235	—	—	2,461
Theatrical distribution licensing	1,098	—	—	—	1,098
Other	1,561	666	1,699	(303)	3,623
	$30,357	$13,705	$25,911	$(1,186)	$68,787

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents revenues by segment and primary geographical markets:

	Quarter Ended June 28, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,569	$4,218	$6,824	$(448)	$19,163
Europe	1,580	72	1,177	—	2,829
Asia Pacific	555	18	1,085	—	1,658
Total revenues	$10,704	$4,308	$9,086	$(448)	$23,650

	Quarter Ended June 29, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,222	$4,190	$6,250	$(369)	$18,293
Europe	1,427	75	1,070	—	2,572
Asia Pacific	931	293	1,066	—	2,290
Total revenues	$10,580	$4,558	$8,386	$(369)	$23,155

	Nine Months Ended June 28, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$25,617	$13,377	$20,915	$(1,379)	$58,530
Europe	4,804	221	3,109	—	8,134
Asia Pacific	1,837	94	3,366	—	5,297
Total revenues	$32,258	$13,692	$27,390	$(1,379)	$71,961

	Nine Months Ended June 29, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$23,450	$12,663	$19,591	$(1,186)	$54,518
Europe	4,219	329	2,915	—	7,463
Asia Pacific	2,688	713	3,405	—	6,806
Total revenues	$30,357	$13,705	$25,911	$(1,186)	$68,787
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on content made available to distributors and licensees in previous reporting periods. For the quarter ended June 28, 2025, $0.3 billion was recognized related to performance obligations satisfied as of March 29, 2025. For the nine months ended June 28, 2025, $0.8 billion was recognized related to performance obligations satisfied as of September 28, 2024. For the quarter ended June 29, 2024, $0.3 billion was recognized related to performance obligations satisfied as of March 30, 2024. For the nine months ended June 29, 2024, $0.8 billion was recognized related to performance obligations satisfied as of September 30, 2023.
As of June 28, 2025, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, primarily for IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, direct-to-consumer (DTC) wholesalers, sports sublicensees and television station affiliates. Of this amount, we expect to recognize approximately $2 billion in the remainder of fiscal 2025, $6 billion in fiscal 2026, $3 billion in fiscal 2027 and $5 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of IP that are solely based on the sales of the licensee.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Accounts receivable and deferred revenues from contracts with customers are as follows:

	June 28, 2025	September 28, 2024
Accounts receivable
Current	$11,115	$10,463
Non-current	1,010	1,040
Allowance for credit losses	(139)	(118)
Deferred revenues
Current	6,145	5,587
Non-current	818	858
For the quarter and nine months ended June 28, 2025, the Company recognized revenue of $0.5 billion and $5.0 billion, respectively, that was included in the September 28, 2024 deferred revenue balance. For the quarter and nine months ended June 29, 2024, the Company recognized revenue of $0.5 billion and $4.8 billion, respectively, that was included in the September 30, 2023 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
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
The Company has accounts receivable of $1.0 billion at both June 28, 2025 and September 28, 2024 with original maturities greater than one year primarily related to the sale of vacation club properties. The receivables are recorded in other non-current assets. The allowance for credit losses for these receivables and additions to/write-offs against the allowance for the periods ended June 28, 2025 and September 28, 2024 were not material.
4.Acquisitions and Dispositions
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
In June 2025, following the completion of an appraisal process to determine Hulu’s equity fair value, the Company paid NBCU an incremental $0.4 billion, reflecting NBCU’s share of Hulu’s equity fair value above the guaranteed floor, giving the Company 100% ownership of Hulu. The additional amount was recognized in “Net income attributable to noncontrolling interests” in the Condensed Consolidated Statements of Income in the third quarter of fiscal 2025.
The Company will also pay NBCU 50% of the future tax benefits from the amortization of the purchase of NBCU’s interest in Hulu as the Company’s cash tax benefits are realized, generally over a 15-year period.
At the close of the transaction, Hulu’s U.S. income tax classification changed, which resulted in the recognition of a non-cash tax benefit of approximately $3.3 billion in “Income taxes” in the Condensed Consolidated Statements of Income in the third quarter of fiscal 2025.
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
The Fubo Transaction is expected to close in the first half of fiscal 2026, subject to customary closing conditions, including regulatory approvals and approval by Fubo shareholders. If closing has not occurred by April 2026 (extended to October 2026 if all other closing conditions, except those relating to regulatory approvals, have been satisfied), the Company or Fubo may terminate the transaction. A $130 million termination fee will be payable by the Company to Fubo if the transaction

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

is terminated under certain circumstances, including due to the Company’s breach of the definitive agreement or the failure to obtain certain regulatory approvals. A $50 million termination fee will be payable by Fubo to the Company if the transaction is terminated under certain other circumstances, including if Fubo shareholders do not approve the transaction under certain conditions.
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
Star India
On November 14, 2024, the Company and Reliance Industries Limited (RIL) formed a joint venture (India joint venture) that combines the Company’s Star-branded and other general entertainment and sports television channels and direct-to-consumer Disney+ Hotstar service in India (Star India) with certain media and entertainment businesses controlled by RIL (the Star India Transaction). RIL has an effective 56% controlling interest in the joint venture with 37% held by the Company and 7% by Bodhi Tree Systems, a third party investment company.
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

	June 28, 2025	September 28, 2024
Cash and cash equivalents	$5,367	$6,002
Restricted cash included in:
Other current assets	8	—
Other assets	102	100
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,477	$6,102

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the nine months ended June 28, 2025, the Company’s borrowing activity was as follows:

	September 28, 2024	Borrowings	Payments	Other Activity	June 28, 2025
Commercial paper with original maturities less than three months(1)	$727	$—	$(37)	$—	$690
Commercial paper with original maturities greater than three months	2,313	1,030	(2,491)	(29)	823
U.S. dollar denominated borrowings	40,496	1,057	(1,993)	(125)	39,435
Asia Theme Parks borrowings	1,292	—	(51)	(91)	1,150
Foreign currency denominated borrowings and other(2)	987	—	(925)	103	165
	$45,815	$2,087	$(5,497)	$(142)	$42,263
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is attributable to market value adjustments for debt with qualifying hedges.
At June 28, 2025, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2026	$5,250	$—	$5,250
Facility expiring March 2027	4,000	—	4,000
Facility expiring March 2029	3,000	—	3,000
Total	$12,250	$—	$12,250
The Company’s bank facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Ratings and S&P Global Ratings ranging from 0.63% to 1.10%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On June 28, 2025, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of June 28, 2025, the Company has $0.5 billion of outstanding letters of credit, of which none were issued under this facility. Outstanding letters of credit at Star India totaling $0.7 billion at June 28, 2025 that were entered into prior to the Star India Transaction are guaranteed by the Company through calendar 2025.
Cruise Ship Credit Facilities
In November 2024, in connection with the delivery of the Disney Treasure, the Company borrowed $1.1 billion with a fixed interest rate of 3.80%. Payments are due semi-annually over a 12-year term.
The Company has a credit facility for $1.1 billion that may be utilized to finance a significant portion of the contract price of the Disney Destiny, which is currently scheduled to be delivered in fiscal 2026. If utilized, the credit facility will have a fixed interest rate of 3.74%, payable semi-annually over a 12-year term.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 9) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Interest expense	$(438)	$(509)	$(1,396)	$(1,538)
Interest and investment income	47	68	161	337
Net periodic pension and postretirement benefit costs (other than service costs)	67	99	198	302
Interest expense, net	$(324)	$(342)	$(1,037)	$(899)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	June 28, 2025	September 28, 2024
Cash and cash equivalents	$491	$510
Other current assets	220	178
Total current assets	711	688
Parks, resorts and other property	5,966	6,141
Other assets	286	217
Total assets	$6,963	$7,046

Current liabilities	$644	$695
Long-term borrowings	1,150	1,292
Other long-term liabilities	482	409
Total liabilities	$2,276	$2,396
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the nine months ended June 28, 2025:

Revenues	$4,462
Costs and expenses	(3,624)
Asia Theme Parks’ royalty and management fees of $218 million for the nine months ended June 28, 2025 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2025 were $1,276 million provided by operating activities, $861 million used in investing activities and $48 million used in financing activities.
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
The Company has provided Shanghai Disney Resort with loans totaling $916 million bearing interest at 8% and are scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. The loan is eliminated in consolidation. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8% and maturing in 2033. At June 28, 2025, the line of credit balance was not significant.
Shendi has provided Shanghai Disney Resort with loans totaling 8.1 billion yuan (approximately $1.1 billion), bearing interest at 8% and scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8% and maturing in 2033. At June 28, 2025, the line of credit balance was not significant.
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
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of June 28, 2025			As of September 28, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,767	$14,190	$18,957	$4,568	$13,621	$18,189
Completed, not released	64	1,127	1,191	16	2,265	2,281
In-process	4,095	3,736	7,831	4,352	4,067	8,419
In development or pre-production	332	127	459	196	73	269
	$9,258	$19,180	28,438	$9,132	$20,026	29,158
Licensed content - Television programming rights and advances			4,596			5,251
Total produced and licensed content			$33,034			$34,409

Current portion			$1,756			$2,097
Non-current portion			$31,278			$32,312

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Amortization of produced and licensed content is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Produced content
Predominantly monetized individually	$1,091	$809	$2,626	$2,188
Predominantly monetized as a group	1,824	1,779	5,370	5,325
	2,915	2,588	7,996	7,513
Licensed programming rights and advances	2,830	3,609	10,431	11,565
Total produced and licensed content costs(1)	$5,745	$6,197	$18,427	$19,078
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

8.Income Taxes
Deferred Tax Assets and Liabilities
The Company records deferred income tax assets and liabilities with respect to temporary differences in accounting treatment of items for financial reporting purposes and income tax purposes. The Company’s deferred tax assets and liabilities by major category as of June 28, 2025 and September 28, 2024 were as follows:

	June 28, 2025	September 28, 2024
Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,397)	$(3,444)
Accrued liabilities	(1,136)	(1,199)
Licensing revenues	(900)	(130)
Lease liabilities	(788)	(862)
Other	(511)	(655)
Total deferred tax assets	(6,732)	(6,290)
Deferred tax liabilities
Depreciable, amortizable and other property	4,070	6,584
Investment in U.S. entities	859	1,102
Investment in foreign entities	701	465
Right-of-use lease assets	641	692
Other	98	78
Total deferred tax liabilities	6,369	8,921
Net deferred tax (asset) liability before valuation allowance(2)	(363)	2,631
Valuation allowance	2,903	2,991
Net deferred tax liability	$2,540	$5,622
(1)Further details on our net operating losses and tax credit carryforwards are as follows:

June 28, 2025
International Theme Park net operating losses	$(1,522)
U.S. foreign tax credits	(928)
State net operating losses and tax credit carryforwards	(595)
Other	(352)
Total net operating losses and tax credit carryforwards(a)	$(3,397)
(a)    Approximately $2.1 billion of these carryforwards do not expire. Approximately $1.2 billion expire between fiscal 2026 and fiscal 2035, primarily related to U.S. foreign tax credits.
(2) In the third quarter of the current fiscal year, the Company completed the acquisition of NBCU’s interest in Hulu. At the close of the transaction, Hulu’s U.S. income tax classification changed, and the Company recognized a non-cash tax benefit of approximately $3.3 billion.
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
Unrecognized Tax Benefits
The Company’s gross unrecognized tax benefits (before interest and penalties) decreased $0.8 billion, from $2.0 billion at September 28, 2024 to $1.2 billion at June 28, 2025. In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to resolutions of open tax matters, which would reduce our unrecognized tax benefits by $0.3 billion.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

U.S. Legislation
In July 2025, legislation known as “One Big Beautiful Bill Act” was signed into law. The most significant tax impact on the Company will be acceleration of tax deductions on investments in fixed assets placed in service and content produced in the U.S., which will result in lower tax payments in the year of investment than would have otherwise occurred under the previous legislation. The cash tax benefit will begin to be realized in fiscal 2026 as U.S. federal and California state income tax payments otherwise due in fiscal 2025 have been deferred pursuant to relief related to the 2025 wildfires in California. We do not expect a material impact on the Company’s income tax expense.
9.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	Jun. 28, 2025	Jun. 29, 2024	Jun. 28, 2025	Jun. 29, 2024	Jun. 28, 2025	Jun. 29, 2024	Jun. 28, 2025	Jun. 29, 2024
Service costs	$65	$62	$196	$187	$—	$1	$—	$1
Other costs (benefits):
Interest costs	195	209	587	626	11	14	33	41
Expected return on plan assets	(290)	(284)	(871)	(853)	(15)	(14)	(45)	(43)
Amortization of previously deferred service costs (credits)	—	2	2	6	(22)	(22)	(67)	(67)
Recognized net actuarial loss (gain)	62	5	185	15	(8)	(9)	(22)	(27)
Total other costs (benefits)	(33)	(68)	(97)	(206)	(34)	(31)	(101)	(96)
Net periodic benefit cost (income)	$32	$(6)	$99	$(19)	$(34)	$(30)	$(101)	$(95)
During the nine months ended June 28, 2025, the Company did not make any material contributions to its pension and postretirement medical plans and does not currently expect to make any material contributions for the remainder of fiscal 2025. Final minimum funding requirements for fiscal 2025 will be determined based on a January 1, 2025 funding actuarial valuation, which is expected to be received in the fourth quarter of fiscal 2025.
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

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,799	1,821	1,806	1,829
Weighted average dilutive impact of Awards	6	8	6	6
Weighted average number of common and common equivalent shares outstanding (diluted)	1,805	1,829	1,812	1,835
Awards excluded from diluted earnings per share	17	15	15	25

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

11.Equity
The Company declared the following dividends in fiscal 2025 and 2024:

Per Share	Amount	Payment Date
$0.50	$0.9 billion	July 23, 2025
$0.50	$0.9 billion	January 16, 2025
$0.45	$0.8 billion	July 25, 2024
$0.30	$0.5 billion	January 10, 2024
Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized the Company to repurchase a total of 400 million shares of its common stock. During the quarter and nine months ended June 28, 2025, the Company repurchased 7.2 million and 23.7 million shares of its common stock for $0.7 billion and $2.5 billion, respectively (amount excludes the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022). During the quarter and nine months ended June 29, 2024, the Company repurchased 14.3 million and 23.2 million shares of its common stock for $1.5 billion and $2.5 billion, respectively. As of June 28, 2025, the Company had remaining authorization in place to repurchase approximately 348 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Third quarter of fiscal 2025
Balance at March 29, 2025	$(178)	$(2,184)	$(1,147)	$(3,509)
Quarter Ended June 28, 2025:
Unrealized gains (losses) arising during the period	(433)	—	235	(198)
Reclassifications of realized net (gains) losses to net income	(74)	33	—	(41)
Balance at June 28, 2025	$(685)	$(2,151)	$(912)	$(3,748)

Third quarter of fiscal 2024
Balance at March 30, 2024	$(6)	$(2,229)	$(1,944)	$(4,179)
Quarter Ended June 29, 2024:
Unrealized gains (losses) arising during the period	235	(2)	(22)	211
Reclassifications of realized net (gains) losses to net income	(109)	(24)	—	(133)
Balance at June 29, 2024	$120	$(2,255)	$(1,966)	$(4,101)

Nine months ended fiscal 2025
Balance at September 28, 2024	$(319)	$(2,243)	$(1,855)	$(4,417)
Nine Months Ended June 28, 2025:
Unrealized gains (losses) arising during the period	(87)	(7)	39	(55)
Reclassifications of realized net (gains) losses to net income	(279)	99	—	(180)
Star India Transaction	—	—	904	904
Balance at June 28, 2025	$(685)	$(2,151)	$(912)	$(3,748)

Nine months ended fiscal 2024
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)
Nine Months Ended June 29, 2024:
Unrealized gains (losses) arising during the period	202	(11)	8	199
Reclassifications of realized net (gains) losses to net income	(341)	(72)	—	(413)
Balance at June 29, 2024	$120	$(2,255)	$(1,966)	$(4,101)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Third quarter of fiscal 2025
Balance at March 29, 2025	$39	$515	$78	$632
Quarter Ended June 28, 2025:
Unrealized gains (losses) arising during the period	99	—	(41)	58
Reclassifications of realized net (gains) losses to net income	17	(8)	—	9
Balance at June 28, 2025	$155	$507	$37	$699

Third quarter of fiscal 2024
Balance at March 30, 2024	$(3)	$529	$144	$670
Quarter Ended June 29, 2024:
Unrealized gains (losses) arising during the period	(54)	—	(1)	(55)
Reclassifications of realized net (gains) losses to net income	26	6	—	32
Balance at June 29, 2024	$(31)	$535	$143	$647

Nine months ended fiscal 2025
Balance at September 28, 2024	$71	$531	$116	$718
Nine Months Ended June 28, 2025:
Unrealized gains (losses) arising during the period	19	—	(21)	(2)
Reclassifications of realized net (gains) losses to net income	65	(24)	—	41
Star India Transaction	—	—	(58)	(58)
Balance at June 28, 2025	$155	$507	$37	$699

Nine months ended fiscal 2024
Balance at September 30, 2023	$(64)	$517	$142	$595
Nine Months Ended June 29, 2024:
Unrealized gains (losses) arising during the period	(46)	—	1	(45)
Reclassifications of realized net (gains) losses to net income	79	18	—	97
Balance at June 29, 2024	$(31)	$535	$143	$647

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Third quarter of fiscal 2025
Balance at March 29, 2025	$(139)	$(1,669)	$(1,069)	$(2,877)
Quarter Ended June 28, 2025:
Unrealized gains (losses) arising during the period	(334)	—	194	(140)
Reclassifications of realized net (gains) losses to net income	(57)	25	—	(32)
Balance at June 28, 2025	$(530)	$(1,644)	$(875)	$(3,049)

Third quarter of fiscal 2024
Balance at March 30, 2024	$(9)	$(1,700)	$(1,800)	$(3,509)
Quarter Ended June 29, 2024:
Unrealized gains (losses) arising during the period	181	(2)	(23)	156
Reclassifications of realized net (gains) losses to net income	(83)	(18)	—	(101)
Balance at June 29, 2024	$89	$(1,720)	$(1,823)	$(3,454)

Nine months ended fiscal 2025
Balance at September 28, 2024	$(248)	$(1,712)	$(1,739)	$(3,699)
Nine Months Ended June 28, 2025:
Unrealized gains (losses) arising during the period	(68)	(7)	18	(57)
Reclassifications of realized net (gains) losses to net income	(214)	75	—	(139)
Star India Transaction	—	—	846	846
Balance at June 28, 2025	$(530)	$(1,644)	$(875)	$(3,049)

Nine months ended fiscal 2024
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Nine Months Ended June 29, 2024:
Unrealized gains (losses) arising during the period	156	(11)	9	154
Reclassifications of realized net (gains) losses to net income	(262)	(54)	—	(316)
Balance at June 29, 2024	$89	$(1,720)	$(1,823)	$(3,454)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Market value adjustments, primarily cash flow hedges	Primarily revenue	$74	$109	$279	$341
Estimated tax	Income taxes	(17)	(26)	(65)	(79)
		57	83	214	262

Pension and postretirement medical expense	Interest expense, net	(33)	24	(99)	72
Estimated tax	Income taxes	8	(6)	24	(18)
		(25)	18	(75)	54
Total reclassifications for the period		$32	$101	$139	$316
12.Equity-Based Compensation
Compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock options	$18	$18	$51	$55
RSUs	339	343	953	981
Total equity-based compensation expense(1)	$357	$361	$1,004	$1,036
Equity-based compensation expense capitalized during the period	$52	$53	$142	$155
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $100 million and $2.2 billion, respectively, as of June 28, 2025.
During the nine months ended June 28, 2025, the Company made equity compensation grants consisting of 2.5 million stock options and 15.0 million RSUs with weighted average grant date fair values of $37.65 and $108.11, respectively. During the nine months ended June 29, 2024, the weighted average grant date fair values for stock options and RSUs were $32.10 and $94.28, respectively.
13.Commitments and Contingencies
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy, and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. Plaintiffs seek unspecified damages, plus interest and costs and fees. The Company intends to defend against the lawsuit vigorously. It filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023, which was granted in part (dismissing the Section 20A claim against Iger) and otherwise denied on February 19, 2025. On March 28, 2025, the Company filed a motion for judgment on the pleadings, which was denied on May 21, 2025. The Company filed a petition

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

for a writ of mandamus to the Ninth Circuit Court of Appeal, which was denied on July 18, 2025. The lawsuit is in the early stages and at this time we cannot reasonably estimate the amount of any possible loss.
Four shareholder derivative complaints have been filed. The first, in which Hugues Gervat is the plaintiff, was filed on August 4, 2023, in the U.S. District Court for the Central District of California. The second, in which Stourbridge Investments LLC is the plaintiff, was filed on August 23, 2023 in the U.S. District Court for the District of Delaware. And the third, in which Audrey McAdams is the Plaintiff, was filed on December 15, 2023, in the U.S. District Court for the Central District of California. The fourth, in which Thomas Payne is the plaintiff, was filed on June 27, 2025, in the Court of Chancery in the District of Delaware. Each named The Walt Disney Company as a nominal defendant and alleged claims on its behalf against the Company’s Chief Executive Officer, Robert Iger; its former Chief Executive Officer, Robert Chapek; its former Chief Financial Officer, Christine M. McCarthy; the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel, and ten current and former members of the Disney Board (Susan E. Arnold; Mary T. Barra; Safra A. Catz; Amy L. Chang; Francis A. deSouza; Michael B.G. Froman; Maria Elena Lagomasino; Calvin R. McDonald; Mark G. Parker; and Derica W. Rice). Along with alleged violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act, premised on similar allegations as the Securities Class Action, plaintiffs seek to recover under various theories including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste. On October 24, 2023, the Stourbridge action was voluntarily dismissed and, on November 16, 2023, was refiled in Delaware state court alleging analogous theories of liability based on state law. The Gervat and McAdams actions were consolidated on April 29, 2024. The actions have been stayed pending development of the Securities Class Action, with the Stourbridge action being stayed most recently on March 6, 2025. A joint request to continue the stay in the Gervat/McAdams matters was filed on July 15, 2025. The actions seek declarative and injunctive relief, an award of unspecified damages to The Walt Disney Company and other costs and fees. The Company intends to defend against these lawsuits vigorously. The lawsuits are in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
On November 18, 2022, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to YouTube TV (the “Biddle Action”). The plaintiffs in the Biddle Action asserted a claim under Section 1 of the Sherman Act based on allegations that Disney uses certain pricing and packaging provisions in its carriage agreements with vMVPDs to increase prices for and reduce output of certain services offered by vMVPDs. On November 30, 2022, a second private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to DirecTV Stream (the “Fendelander Action”), making similar allegations. The Company filed motions to dismiss for failure to state a claim in both the Biddle Action and Fendelander Action on January 31, 2023. On September 30, 2023, the court issued an order granting in part and denying in part the Company’s motions to dismiss both cases and, on October 13, 2023, the court issued an order consolidating both cases. On October 16, 2023, plaintiffs filed a consolidated amended class action complaint (the “Consolidated Complaint”). The Consolidated Complaint asserts claims under Section 1 of the Sherman Act and certain Arizona, California, Florida, Illinois, Iowa, Massachusetts, Michigan, Nevada, New York, North Carolina, and Tennessee antitrust and consumer protection laws based on substantially similar allegations as the Biddle Action and the Fendelander Action. The Consolidated Complaint seeks injunctive relief, unspecified money damages and costs and fees. The Company filed a motion to dismiss the Consolidated Complaint for failure to state a claim on December 1, 2023. The Company’s motion to dismiss the Consolidated Complaint was granted in part and denied in part on June 25, 2024. On September 12, 2024, the Court entered a case management order setting, among other dates, plaintiffs’ deadline to file their class certification motion for March 27, 2026.
On January 14, 2025, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company on behalf of a putative class of certain subscribers to fuboTV (the “Unger Action”), making similar allegations to those in the now-consolidated Biddle and Fendelander Actions (Biddle/Fendelander Action). The plaintiffs in the Unger Action also alleged that Disney impermissibly bundles ESPN with other Disney networks and unjustly enriched itself. The Unger Action has since been transferred to the Northern District of California with the court finding it related to the Biddle/Fendelander Action. The Unger plaintiffs filed an amended complaint on April 28, 2025, adding a named plaintiff and alleging essentially the same antitrust theories under the Sherman Act and the antitrust and consumer protection laws of thirty-seven states, the District of Columbia and Puerto Rico. The Unger plaintiffs seek damages and injunctive relief, including an injunction requiring the Company to segregate or divest any interest in Fubo and Hulu, or in the alternative, business assets relating to Fubo and Hulu + Live TV.
On May 30, 2025, the plaintiffs in the Biddle/Fendelander Action filed a proposed Second Consolidated Amended Complaint, adding a class of fuboTV subscribers, a Clayton Act § 7 claim challenging the Company’s acquisition of fuboTV on behalf of fuboTV subscribers, and a claim under Sherman Act § 2. On June 5, 2025, the Company and plaintiffs in the Biddle/Fendelander Action reached a settlement in principle to settle all claims on behalf of all YouTube TV, DirecTV Stream and fuboTV subscribers for an amount that is not material for the Company. The settlement was contingent on Plaintiffs’ Counsel in

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the Biddle/Fendelander Action (Biddle/Fendelander Counsel) obtaining or having authority to settle claims on behalf of all three subscriber classes, Court approval, and other contingencies. On June 10, 2025, the Court issued an order consolidating the Unger Action with the Biddle/Fendelander Action and setting a briefing schedule on the appointment of interim class counsel for the putative YouTube TV, DirecTV Stream, and fuboTV classes. Biddle/Fendelander Counsel filed a motion to be appointed interim lead counsel for the three putative classes of subscribers and Plantiffs’ Counsel in the Unger Action (Unger Counsel) filed a cross motion opposing the Biddle/Fendelander Counsel’s motion and seeking an appointment to serve as interim lead counsel for the putative class of fuboTV subscribers.
On July 21, 2025, the Court issued an order appointing Biddle/Fendelander Counsel to serve as interim lead counsel for the putative classes of YouTube TV and DirecTV Stream subscribers, and Unger Counsel to serve as interim lead counsel for the putative class of fuboTV subscribers, thereby resulting in Biddle/Fendelander Counsel not having authority to settle on behalf of the three putative classes of subscribers as required by the settlement in principle. The Court has scheduled a status conference for August 14, 2025. If the parties are unable to reach a satisfactory settlement, the Company intends to defend against the consolidated lawsuit vigorously. At this time, we cannot reasonably estimate the amount of any possible loss in excess of the proposed settlement amount.
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

	Fair Value Measurement at June 28, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$74	$—	$74
Derivatives
Foreign exchange	—	979	—	979
Other	—	14	—	14
Liabilities
Derivatives
Interest rate	—	(909)	—	(909)
Foreign exchange	—	(1,190)	—	(1,190)
Other	—	(2)	—	(2)
Other	—	(631)	—	(631)
Total recorded at fair value	$—	$(1,665)	$—	$(1,665)
Fair value of borrowings	$—	$36,655	$2,170	$38,825

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company’s derivative positions measured at fair value (see Note 14) are summarized in the following tables:

	As of June 28, 2025
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$240	$443	$(401)	$(369)
Interest rate	—	—	(909)	—
Other	1	—	(2)	—
Derivatives not designated as hedges
Foreign exchange	93	203	(124)	(296)
Other	13	74	—	—
Gross fair value of derivatives	347	720	(1,436)	(665)
Counterparty netting	(331)	(626)	446	511
Cash collateral (received) paid	—	—	683	11
Net derivative positions	$16	$94	$(307)	$(143)

	As of September 28, 2024
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$273	$184	$(164)	$(149)
Interest rate	—	—	(983)	—
Other	—	—	(7)	(1)
Derivatives not designated as hedges
Foreign exchange	110	2	(273)	(2)
Other	18	94	—	—
Gross fair value of derivatives	401	280	(1,427)	(152)
Counterparty netting	(330)	(182)	396	116
Cash collateral (received) paid	(27)	—	679	—
Net derivative positions	$44	$98	$(352)	$(36)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at June 28, 2025 and September 28, 2024 was $10.6 billion and $12.0 billion, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	June 28, 2025	September 28, 2024	June 28, 2025	September 28, 2024
Borrowings:
Current	$1,959	$1,414	$(39)	$(10)
Long-term	8,272	10,128	(767)	(913)
	$10,231	$11,542	$(806)	$(923)
The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gain (loss) on:
Pay-floating swaps	$111	$64	$104	$407
Borrowings hedged with pay-floating swaps	(111)	(64)	(104)	(407)
Expense associated with interest accruals on pay-floating swaps	(93)	(153)	(303)	(460)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at June 28, 2025 or at September 28, 2024, and gains and losses related to pay-fixed interest rate swaps recognized in earnings were not material for the quarters and nine-month periods ended June 28, 2025 and June 29, 2024.
Foreign Exchange Risk Management
The Company transacts business globally and is subject to risks associated with foreign currency exchange rates. The Company’s objective is to reduce earnings and cash flow fluctuations associated with changes in foreign currency exchange rates, enabling management to focus on core business operations.
The Company enters into option and forward contracts to protect the value of its existing foreign currency assets, liabilities, firm commitments and forecasted but not firmly committed foreign currency transactions. In accordance with policy, the Company hedges its forecasted foreign currency transactions for periods generally not to exceed four years within an established minimum and maximum range of annual exposure. The gains and losses on these contracts offset changes in the U.S. dollar equivalent value of the related forecasted transaction, asset, liability or firm commitment. The principal currencies hedged are the euro, British pound, Japanese yen, Mexican peso and Canadian dollar. Cross-currency swaps are used to effectively convert foreign currency denominated borrowings into U.S. dollar denominated borrowings.
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 28, 2025 and September 28, 2024, the notional amount of the Company’s net foreign exchange cash flow hedges was $10.1 billion and $9.9 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months total $273 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gain (loss) recognized in Other Comprehensive Income	$(438)	$235	$(87)	$208
Gain reclassified from AOCI into the Statements of Operations(1)	79	111	289	345
(1)Primarily recorded in revenue.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The Company may designate cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of June 28, 2025 and September 28, 2024, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($0.9 billion) and Canadian $1.3 billion ($1.0 billion), respectively. The related gains or losses recognized in earnings for the quarters and nine-month periods ended June 28, 2025 and June 29, 2024 were not material.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts at June 28, 2025 and September 28, 2024 was $3.4 billion. The related gains or losses recognized in costs and expenses on foreign exchange contracts that mitigated our exposure with respect to foreign currency denominated assets and liabilities for the quarters and nine-month periods ended June 28, 2025 and June 29, 2024 were not material.
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at June 28, 2025 and September 28, 2024 and related gains or losses recognized in earnings for the quarters and nine-month periods ended June 28, 2025 and June 29, 2024 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The net notional amount of these contracts at June 28, 2025 and September 28, 2024 was $0.6 billion and $0.5 billion, respectively. The related gains or losses recognized in earnings for the quarters and nine-month periods ended June 28, 2025 and June 29, 2024 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty was $1.1 billion at June 28, 2025 and September 28, 2024.
16.Restructuring and Impairment Charges
The following amounts are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income:
The third and second quarters of fiscal 2025 included charges of $0.2 billion for an impairment of an equity investment and $0.1 billion for content impairments, respectively.
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
17.New Accounting Pronouncements
Improvements to Reportable Segments Disclosures
In November 2023, the FASB issued guidance to enhance reportable segment disclosures by requiring the disclosure of significant expenses that are regularly provided to the chief operating decision maker (CODM) and included in the segment’s measure of profit or loss. It also requires an explanation of how the CODM uses the segment’s measure of profit or loss to

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

assess segment performance and allocate resources. The guidance is effective for the Company for annual periods beginning in fiscal year 2025 and for interim periods beginning in fiscal year 2026 and requires retrospective adoption. While the guidance will not have an effect on the Company’s Consolidated Statements of Income or Consolidated Balance Sheets upon adoption, it will require segment reporting disclosures about significant segment expenses in the financial statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance to enhance income tax disclosures. The new guidance requires an expanded effective tax rate reconciliation, the disclosure of cash taxes paid segregated between U.S. federal, U.S. state and foreign, with further disaggregation by jurisdiction if certain thresholds are met, and eliminates certain disclosures related to uncertain tax benefits. The new guidance is applicable to annual periods beginning with the Company’s 2026 fiscal year.
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
•Commitments and Contingencies
•Other Matters
•DTC Product Descriptions, Key Definitions and Supplemental Information
•Supplemental Guarantor Financial Information
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions, except per share data)	June 28, 2025	June 29, 2024		June 28, 2025	June 29, 2024
Revenues:
Services	$21,214	$20,836	2%	$64,520	$61,568	5%
Products	2,436	2,319	5%	7,441	7,219	3%
Total revenues	23,650	23,155	2%	71,961	68,787	5%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,034)	(13,236)	2%	(40,201)	(39,821)	(1) %
Cost of products (exclusive of depreciation and amortization)	(1,498)	(1,473)	(2) %	(4,547)	(4,647)	2%
Selling, general, administrative and other	(4,141)	(3,872)	(7) %	(12,052)	(11,445)	(5) %
Depreciation and amortization	(1,332)	(1,220)	(9) %	(3,932)	(3,705)	(6) %
Total costs and expenses	(20,005)	(19,801)	(1) %	(60,732)	(59,618)	(2) %
Restructuring and impairment charges	(185)	—	nm	(437)	(2,052)	79%
Other expense	—	(65)	100%	—	(65)	100%
Interest expense, net	(324)	(342)	5%	(1,037)	(899)	(15) %
Equity in the income of investees	75	146	(49) %	203	468	(57) %
Income before income taxes	3,211	3,093	4%	9,958	6,621	50%
Income taxes	2,732	(251)	nm	2,030	(1,412)	nm
Net income	5,943	2,842	>100%	11,988	5,209	>100%
Net income attributable to noncontrolling interests	(681)	(221)	>(100) %	(897)	(697)	(29) %
Net income attributable to Disney	$5,262	$2,621	>100%	$11,091	$4,512	>100%
Diluted earnings per share attributable to Disney	$2.92	$1.43	>100%	$6.12	$2.46	>100%
Star India Transaction
On November 14, 2024, the Company and RIL completed the Star India Transaction (see Note 4 to the Condensed Consolidated Financial Statements) following which the Company began recognizing its 37% share of the India joint venture’s

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
results in “Equity in the income of investees.” Star India results through November 14, 2024 were consolidated in the Company’s financial results and reported in the Entertainment and Sports segments.
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 2%, or $0.5 billion, to $23.7 billion; net income attributable to Disney increased to $5.3 billion compared to $2.6 billion in the prior-year quarter; and diluted earnings per share (EPS) attributable to Disney increased to $2.92 compared to $1.43 in the prior-year quarter. The net income and EPS increases were due to a lower effective tax rate in the current quarter due to a non-cash tax benefit recognized upon the change in Hulu’s U.S. income tax classification, partially offset by an incremental payment to acquire Hulu. In addition, the increases in net income and EPS were due to higher operating income at Experiences and Sports, partially offset by lower operating income at Entertainment.
Revenues
Service revenues for the quarter increased 2%, or $0.4 billion, to $21.2 billion, which included an approximate 3 percentage point decrease from the Star India Transaction. Aside from this impact, service revenues increased due to higher subscription revenue and growth at our parks and experiences businesses.
Product revenues for the quarter increased 5%, or $0.1 billion, to $2.4 billion due to growth at our parks and experiences businesses.
Costs and expenses
Cost of services for the quarter decreased 2%, or $0.2 billion, to $13.0 billion, which included an approximate 7 percentage point decrease due to the Star India Transaction. This decrease was partially offset by higher programming and production costs and, to a lesser extent, the impact of inflation and increased volumes at our parks and experiences businesses.
Selling, general, administrative and other costs increased 7%, or $0.3 billion, to $4.1 billion, which included an approximate 2 percentage point decrease due to the Star India Transaction. Aside from this impact, selling, general, administrative and other costs increased driven by higher marketing costs.
Depreciation and amortization increased 9%, or $0.1 billion, to $1.3 billion driven by higher depreciation at our parks and experiences businesses.
Restructuring and impairment charges
Charges in the current quarter were $185 million primarily for an impairment of an equity investment.
Other expense
In the prior-year quarter, the Company recorded a charge of $65 million related to a legal ruling.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	June 28, 2025	June 29, 2024	% Change Better (Worse)
Interest expense	$(438)	$(509)	14%
Interest income, investment income and other	114	167	(32) %
Interest expense, net	$(324)	$(342)	5%

The decrease in interest expense was due to lower average debt balances and rates, partially offset by a decrease in capitalized interest.
The decrease in interest income, investment income and other was due to an unfavorable comparison related to pension and postretirement benefit costs, other than service cost.
Equity in the Income of Investees
Income from equity investees decreased $71 million, to $75 million from $146 million, primarily due to a loss from the India joint venture in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Income Taxes

	Quarter Ended
	June 28, 2025	June 29, 2024
Income before income taxes	$3,211	$3,093
Income tax (benefit) expense	(2,732)	251
Effective income tax rate	(85.1)%	8.1%
The effective income tax rate was negative 85.1% in the current quarter compared to a positive effective income tax rate of 8.1% in the prior-year quarter. The current quarter included a $3.3 billion non-cash tax benefit recognized upon the change in Hulu’s U.S. income tax classification. Aside from the $3.3 billion benefit, both the current and prior-year quarters reflected favorable adjustments related to prior year tax matters.
Noncontrolling Interests

	Quarter Ended
(in millions)	June 28, 2025	June 29, 2024	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(681)	$(221)	>(100) %
The increase in net income attributable to noncontrolling interests was due to an incremental payment to acquire Hulu.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended June 28, 2025 were impacted by the following:
•A $3,277 million non-cash tax benefit recognized upon the change in Hulu’s U.S. income tax classification recognized in “Income taxes” and $477 million recognized in “Net income attributable to noncontrolling interests” related to the acquisition of Hulu (Hulu Transaction Impacts) (see Note 4 to the Condensed Consolidated Financial Statements)
•TFCF and Hulu Acquisition Amortization of $395 million
•Restructuring and impairment charges of $185 million
Results for the quarter ended June 29, 2024 were impacted by the following:
•Income tax reserve adjustments of $418 million
•TFCF and Hulu Acquisition Amortization of $397 million
•Other expense of $65 million related to a legal ruling
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended June 28, 2025:
Hulu Transaction Impacts	$—	$3,277	$3,277	$1.56
TFCF and Hulu Acquisition Amortization	(395)	92	(303)	(0.16)
Restructuring and impairment charges	(185)	43	(142)	(0.08)
Total	$(580)	$3,412	$2,832	$1.31

Quarter Ended June 29, 2024:
Income tax reserve adjustments	$—	$418	$418	$0.23
TFCF and Hulu Acquisition Amortization	(397)	93	(304)	(0.16)
Other expense	(65)	11	(54)	(0.03)
Total	$(462)	$522	$60	$0.04
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CURRENT NINE-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR NINE-MONTH PERIOD
Revenues for the current period increased $3.2 billion, to $72.0 billion; net income attributable to Disney increased $6.6 billion, to $11.1 billion; and EPS increased to $6.12 from $2.46 in the prior-year period. The net income and EPS increases were due to a lower effective tax rate in the current period compared to the prior-year period and the comparison to goodwill impairments in the prior-year period. In addition, the increases in net income and EPS were due to higher operating income at Entertainment, partially offset by an incremental payment to acquire Hulu. The lower effective tax rate was due to a non-cash tax benefit recognized in the current period upon the change in Hulu’s U.S. income tax classification.
Revenues
Service revenues for the current period increased 5%, or $3.0 billion to $64.5 billion, which included an approximate 3 percentage point unfavorable impact from the Star India Transaction. Aside from this impact, service revenues increased due to higher subscription revenue, growth at our parks and experiences businesses, an increase in theatrical distribution revenue, and, to a lesser extent, higher advertising revenue.
Product revenues for the current period increased 3%, or $0.2 billion, to $7.4 billion, due to growth at our parks and experiences businesses.
Costs and expenses
Cost of services for the current period increased 1%, or $0.4 billion, to $40.2 billion, which included an approximate 5 percentage point decrease due to the Star India Transaction. Aside from this impact, cost of services increased due to higher programming and production costs and, to a lesser extent, the impact of inflation and increased volumes at our parks and experiences businesses.
Selling, general, administrative and other costs increased 5%, or $0.6 billion, to $12.1 billion, which included an approximate 2 percentage point decrease due to the Star India Transaction. Aside from this impact, selling, general, administrative and other costs increased primarily due to higher marketing costs.
Depreciation and amortization increased 6%, or $0.2 billion, to $3.9 billion due to higher depreciation at our parks and experiences businesses.
Restructuring and impairment charges
Charges in the current period were $185 million primarily for an impairment of an equity investment, $143 million for impairment of goodwill related to Star India and $109 million for content impairments. Charges in the prior-year period were $2,052 million primarily for goodwill impairments related to Star India and entertainment linear networks.
Other expense
In the prior-year period, the Company recorded a charge of $65 million related to a legal ruling.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	June 28, 2025	June 29, 2024	% Change Better (Worse)
Interest expense	$(1,396)	$(1,538)	9%
Interest income, investment income and other	359	639	(44) %
Interest expense, net	$(1,037)	$(899)	(15) %
The decrease in interest expense was due to lower average rates and debt balances, partially offset by a decrease in capitalized interest.
The decrease in interest income, investment income and other reflected the impact of lower cash and cash equivalent balances, an unfavorable comparison of pension and postretirement benefit costs, other than service cost, and a net investment loss in the current period compared to a net investment gain in the prior-year period.
Equity in the Income of Investees
Income from equity investees decreased $265 million, to $203 million from $468 million, due to losses from the India joint venture in the current period and lower income from A+E.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Income Taxes

	Nine Months Ended
	June 28, 2025	June 29, 2024
Income before income taxes	$9,958	$6,621
Income tax (benefit) expense	(2,030)	1,412
Effective income tax rate	(20.4)%	21.3%
The effective income tax rate was negative 20.4% in the current period compared to a positive effective income tax rate of 21.3% in the prior-year period. The current period included a $3.3 billion non-cash tax benefit recognized upon the change in Hulu’s U.S. income tax classification. Aside from the $3.3 billion benefit, both the current and prior-year periods reflected favorable adjustments related to prior year tax matters. The effective income tax rate in the prior-year period also reflected an unfavorable impact of approximately 5 percentage points from goodwill impairments, which are not tax deductible.
Noncontrolling Interests

	Nine Months Ended
(in millions)	June 28, 2025	June 29, 2024	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(897)	$(697)	(29) %
The increase in net income attributable to noncontrolling interests was due to an incremental payment to acquire Hulu, partially offset by the accretion of NBC Universal’s interest in Hulu in the prior-year period and, to a lesser extent, lower results at ESPN, Hong Kong Disneyland Resort and Shanghai Disney Resort.
Certain Items Impacting Results in the Nine Month Period
Results for the nine months ended June 28, 2025 were impacted by the following:
•Hulu Transaction Impacts of $3,277 million recognized in “Income taxes” and $477 million recognized in “Net income attributable to noncontrolling interests”
•Resolution of a prior-year tax matter of $1,016 million
•TFCF and Hulu Acquisition Amortization of $1,188 million
•Restructuring and impairment charges of $437 million and a non-cash tax expense of $244 million
Results for the nine months ended June 29, 2024 were impacted by the following:
•Restructuring and impairment charges of $2,052 million and a non-cash tax benefit of $113 million
•TFCF and Hulu Acquisition Amortization of $1,282 million
•Other expense of $65 million related to a legal ruling
•Income tax reserve adjustments of $418 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Nine Months Ended June 28, 2025:
Hulu Transaction Impacts	$—	$3,277	$3,277	$1.55
Resolution of a prior-year tax matter	—	1,016	1,016	0.56
TFCF and Hulu Acquisition Amortization	(1,188)	276	(912)	(0.49)
Restructuring and impairment charges	(437)	(145)	(582)	(0.32)
Total	$(1,625)	$4,424	$2,799	$1.30

Nine Months Ended June 29, 2024:
Restructuring and impairment charges	$(2,052)	$121	$(1,931)	$(1.05)
TFCF and Hulu Acquisition Amortization	(1,282)	299	(983)	(0.52)
Other expense	(65)	11	(54)	(0.03)
Income Tax Reserve Adjustments	—	418	418	0.23
Total	$(3,399)	$849	$(2,550)	$(1.37)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 28, 2025 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024		June 28, 2025	June 29, 2024
Entertainment	$10,704	$10,580	1%	$32,258	$30,357	6%
Sports	4,308	4,558	(5) %	13,692	13,705	— %
Experiences	9,086	8,386	8%	27,390	25,911	6%
Eliminations (1)	(448)	(369)	(21) %	(1,379)	(1,186)	(16) %
Revenues	$23,650	$23,155	2%	$71,961	$68,787	5%
(1)Reflects fees paid by (a) Hulu to ESPN and the Entertainment linear networks business for the right to air their networks on Hulu Live and (b) ABC Network and Disney+ to ESPN to program certain sports content on ABC Network and Disney+.
The following table presents income from our operating segments and other components of income before income taxes:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024		June 28, 2025	June 29, 2024
Entertainment operating income	$1,022	$1,201	(15) %	$3,983	$2,856	39%
Sports operating income	1,037	802	29%	1,971	1,477	33%
Experiences operating income	2,516	2,222	13%	8,117	7,613	7%
Corporate and unallocated shared expenses	(410)	(328)	(25) %	(1,265)	(1,027)	(23) %
Equity in the loss of India joint venture	(50)	—	nm	(186)	—	nm
Restructuring and impairment charges	(185)	—	nm	(437)	(2,052)	79%
Other expense	—	(65)	100%	—	(65)	100%
Interest expense, net	(324)	(342)	5%	(1,037)	(899)	(15) %
TFCF and Hulu Acquisition Amortization	(395)	(397)	1%	(1,188)	(1,282)	7%
Income before income taxes	$3,211	$3,093	4%	$9,958	$6,621	50%

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024		June 28, 2025	June 29, 2024
Entertainment	$185	$171	(8) %	$540	$503	(7) %
Sports	13	7	(86) %	34	29	(17) %
Experiences
Domestic	487	437	(11) %	1,438	1,287	(12) %
International	197	185	(6) %	576	538	(7) %
Total Experiences	684	622	(10) %	2,014	1,825	(10) %
Corporate	84	54	(56) %	244	159	(53) %
Total depreciation expense	$966	$854	(13) %	$2,832	$2,516	(13) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024		June 28, 2025	June 29, 2024
Entertainment	$13	$13	— %	$39	$40	3%
Experiences	27	27	— %	81	81	— %
TFCF and Hulu intangible assets	326	326	— %	980	1,068	8%
Total amortization of intangible assets	$366	$366	— %	$1,100	$1,189	7%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues:
Linear Networks	$2,271	$2,663	(15) %
Direct-to-Consumer	6,176	5,805	6%
Content Sales/Licensing and Other	2,257	2,112	7%
	$10,704	$10,580	1%
Segment operating income (loss):
Linear Networks	$697	$966	(28) %
Direct-to-Consumer	346	(19)	nm
Content Sales/Licensing and Other	(21)	254	nm
	$1,022	$1,201	(15) %
Revenues
The increase in Entertainment revenues in the current quarter compared to the prior-year quarter was due to DTC subscription revenue growth and higher distribution revenues at Content Sales/Licensing and Other. These increases were partially offset by decreases in affiliate and advertising revenue primarily due to the Star India Transaction.
Operating income
The decrease in Entertainment operating income in the current quarter compared to the prior-year quarter was due to lower results at Content Sales/Licensing and Other and Linear Networks, partially offset by an improvement at Direct-to-Consumer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Linear Networks
Operating results for Linear Networks are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
Affiliate fees	$1,550	$1,726	(10) %
Advertising	677	907	(25) %
Other	44	30	47%
Total revenues	2,271	2,663	(15) %
Operating expenses	(1,059)	(1,209)	12%
Selling, general, administrative and other	(594)	(604)	2%
Depreciation and amortization	(19)	(11)	(73) %
Equity in the income of investees	98	127	(23) %
Operating Income	$697	$966	(28) %
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Domestic	$1,416	$1,451	(2) %
International	134	275	(51) %
	$1,550	$1,726	(10) %
The decrease in domestic affiliate revenue was due to a decline of 9% from fewer subscribers, partially offset by an increase of 7% from higher effective rates.
Lower international affiliate revenue was attributable to decreases of 39% from the Star India Transaction, 7% from lower effective rates and 3% from fewer subscribers.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Domestic	$604	$672	(10) %
International	73	235	(69) %
	$677	$907	(25) %
The decline in domestic advertising revenue was due to decreases of 8% from lower average viewership and 5% from a decrease in rates.
Lower international advertising revenue reflected a decrease of 63% from the Star India Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Programming and production costs
Domestic	$(813)	$(811)	— %
International	(90)	(173)	48%
Total programming and production costs	(903)	(984)	8%
Other operating expenses	(156)	(225)	31%
	$(1,059)	$(1,209)	12%
Domestic programming and production costs were comparable to the prior-year quarter as higher fees paid to the Sports segment to program sports content on ABC were offset by lower costs for non-sports programming.
International programming and production costs decreased due to the Star India Transaction.
The decrease in other operating expenses was driven by lower technology costs and the Star India Transaction.
Equity in the Income of Investees
Income from equity investees decreased $29 million, to $98 million from $127 million, due to lower income from A+E attributable to decreases in affiliate and advertising revenue, partially offset by lower marketing costs.
Operating Income from Linear Networks
Operating income from Linear Networks decreased $269 million, to $697 million from $966 million, due to lower results at our international business as a result of the Star India Transaction and at our domestic business.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Supplemental revenue detail
Domestic	$2,052	$2,145	(4) %
International	219	518	(58) %
	$2,271	$2,663	(15) %
Supplemental operating income detail
Domestic	$587	$682	(14) %
International	12	157	(92) %
Equity in the income of investees	98	127	(23) %
	$697	$966	(28) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
Subscription fees	$5,215	$4,729	10%
Advertising	932	1,004	(7) %
Other	29	72	(60) %
Total revenues	6,176	5,805	6%
Operating expenses	(4,578)	(4,542)	(1) %
Selling, general, administrative and other	(1,158)	(1,197)	3%
Depreciation and amortization	(94)	(85)	(11) %
Operating Income (Loss)	$346	$(19)	nm
Revenues - Subscription fees
Growth in subscription fees reflected increases of 8% from higher effective rates attributable to increases in pricing and 4% from more subscribers, partially offset by decreases of 1% from the Star India Transaction and 1% from an unfavorable movement of the U.S. dollar against major currencies (Foreign Exchange Impact).
Revenues - Advertising
Lower advertising revenue was attributable to decreases of 10% from lower rates and 9% from the Star India Transaction, partially offset by an increase of 11% from growth in impressions.
Revenues - Other
The decrease in other revenue was primarily due to an unfavorable Foreign Exchange Impact and a decrease in recognition of minimum guarantee shortfalls from wholesale distributors.
Key metrics(1)

Paid subscribers at:				% Change Better (Worse)
(in millions)	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025 vs. Mar. 29, 2025	June 28, 2025 vs. June 29, 2024
Disney+
Domestic (U.S. and Canada)	57.8	57.8	54.8	— %	5%
International(2)	69.9	68.2	66.0	2%	6%
Disney+(2)(3)	127.8	126.0	120.8	1%	6%

Hulu
SVOD Only	51.2	50.3	46.7	2%	10%
Live TV + SVOD	4.3	4.4	4.4	(2) %	(2) %
Total Hulu(3)	55.5	54.7	51.1	1%	9%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Average Monthly Revenue Per Paid Subscriber:

	Quarter Ended			% Change Better (Worse)
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025 vs. Mar. 29, 2025	June 28, 2025 vs. June 29, 2024
Disney+
Domestic (U.S. and Canada)	$8.09	$8.06	$7.74	— %	5%
International(2)	7.67	7.52	6.56	2%	17%
Disney+(2)	7.86	7.77	7.09	1%	11%

Hulu
SVOD Only	12.40	12.36	12.73	— %	(3) %
Live TV + SVOD	100.27	99.94	96.11	— %	4%
(1)See discussion on pages 71 and 72 — DTC Product Descriptions, Key Definitions and Supplemental Information and Planned Reporting Changes
(2)The prior-year quarter Paid Subscribers and Average Monthly Revenue per Paid Subscriber have been adjusted to include Disney+ subscribers in Southeast Asia. These subscribers were previously reported with Disney+ Hotstar, which is no longer presented as this business was included in the Star India Transaction.
(3)Total may not equal the sum of the column due to rounding.
Average Monthly Revenue Per Paid Subscriber - Third Quarter of Fiscal 2025 Comparison to Second Quarter of Fiscal 2025
Domestic Disney+ average monthly revenue per paid subscriber increased from $8.06 to $8.09 as higher advertising revenue was largely offset by the impact of subscriber mix shifts.
International Disney+ average monthly revenue per paid subscriber increased from $7.52 to $7.67 due to a favorable Foreign Exchange Impact and increases in pricing, partially offset by the impact of subscriber mix shifts.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $12.36 to $12.40 as higher advertising revenue was largely offset by the impact of subscriber mix shifts.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $99.94 to $100.27 due to higher advertising revenue.
Average Monthly Revenue Per Paid Subscriber - Third Quarter of Fiscal 2025 Comparison to Third Quarter of Fiscal 2024
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.74 to $8.09 due to increases in pricing and higher advertising revenue, partially offset by the impact of subscriber mix shifts.
International Disney+ average monthly revenue per paid subscriber increased from $6.56 to $7.67 due to increases in pricing, partially offset by the impact of subscriber mix shifts.
Hulu SVOD Only average monthly revenue per paid subscriber decreased from $12.73 to $12.40 due to lower advertising revenue, partially offset by increases in pricing and the impact of subscriber mix shifts.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $96.11 to $100.27 due to increases in pricing, partially offset by the impact of subscriber mix shifts and lower advertising revenue.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Programming and production costs
Hulu	$(2,230)	$(2,142)	(4) %
Disney+	(1,356)	(1,508)	10%
Total programming and production costs	(3,586)	(3,650)	2%
Other operating expense	(992)	(892)	(11) %
	$(4,578)	$(4,542)	(1) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The increase in programming and production costs at Hulu was due to higher subscriber-based license fees attributable to more subscribers to bundles with third-party offerings.
The decrease in programming and production costs at Disney+ was due to the Star India Transaction, reflecting the comparison to International Cricket Council (ICC) programming, which was carried on Disney+ Hotstar in the prior-year quarter, partially offset by costs for more hours of content available on the service.
The increase in other operating expense was due to higher technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $39 million, to $1,158 million from $1,197 million, due to lower marketing costs.
Operating Income (Loss) from Direct-to-Consumer
Operating results from Direct-to-Consumer increased $365 million, to income of $346 million from a loss of $19 million, due to increases at Disney+ and Hulu.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
TV/VOD and home entertainment distribution	$875	$806	9%
Theatrical distribution	820	724	13%
Other	562	582	(3) %
Total revenues	2,257	2,112	7%
Operating expenses	(1,461)	(1,204)	(21) %
Selling, general, administrative and other	(736)	(562)	(31) %
Depreciation and amortization	(85)	(88)	3%
Equity in the loss of investees	4	(4)	nm
Operating Income (Loss)	$(21)	$254	nm
Revenues - TV/VOD and home entertainment distribution
The increase in TV/VOD and home entertainment distribution revenue was due to the timing of revenue recognized on TV/VOD episodic content sales and an increase in home entertainment distribution revenue.
Revenues - Theatrical distribution
Higher theatrical distribution revenue was attributable to more titles in release in the current quarter compared to the prior-year quarter. The current quarter included the release of Lilo & Stitch, Thunderbolts*, The Amateur and Elio, and the ongoing performance of Snow White. The prior-year quarter included the release of Inside Out 2 and Kingdom of the Planet of the Apes.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Programming and production costs	$(1,283)	$(1,017)	(26) %
Other operating expenses	(178)	(187)	5%
	$(1,461)	$(1,204)	(21) %
The increase in programming and production costs was due to higher production cost amortization attributable to increased distribution revenue and higher film cost impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs increased $174 million, to $736 million from $562 million, due to higher theatrical marketing costs reflecting more significant releases in the current quarter.
Operating Income (Loss) from Content Sales/Licensing and Other
Operating results from Content Sales/Licensing and Other decreased $275 million, to a loss of $21 million from income of $254 million due to lower theatrical distribution results and higher film cost impairments.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
TFCF and Hulu Acquisition Amortization(1)	$(320)	$(322)	1%
Restructuring and impairment charges (2)	(185)	—	nm
(1)In the current quarter, amortization of intangible assets was $251 million and amortization of step-up on film and television costs was $66 million. In the prior-year quarter, amortization of intangible assets was $251 million and amortization of step-up on film and television costs was $68 million.
(2)Charges in the current quarter were primarily for an impairment of an equity investment.
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
Affiliate fees	$2,484	$2,571	(3) %
Advertising	1,148	1,339	(14) %
Subscription fees	415	414	— %
Other	261	234	12%
Total revenues	4,308	4,558	(5) %
Operating expenses	(3,008)	(3,482)	14%
Selling, general, administrative and other	(276)	(293)	6%
Depreciation and amortization	(13)	(7)	(86) %
Equity in the income of investees	26	26	— %
Operating Income	$1,037	$802	29%
Revenues - Affiliate fees

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
ESPN
Domestic	$2,214	$2,239	(1) %
International	270	272	(1) %
	2,484	2,511	(1) %
Star India	—	60	(100) %
	$2,484	$2,571	(3) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Domestic ESPN affiliate revenue reflected a decrease of 8% from fewer subscribers, largely offset by an increase of 7% from higher effective rates.
International ESPN affiliate revenue reflected an unfavorable Foreign Exchange Impact and fewer subscribers, largely offset by higher effective rates.
Revenues - Advertising

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
ESPN
Domestic	$1,104	$1,071	3%
International	44	51	(14) %
	1,148	1,122	2%
Star India	—	217	(100) %
	$1,148	$1,339	(14) %
Domestic ESPN advertising revenue growth was due to an increase of 14% from higher rates, partially offset by a decrease of 9% from lower average viewership.
Revenues - Subscription fees
Subscription fees were comparable to the prior-year quarter as an increase of 5% from higher effective rates was largely offset by a decrease of 4% from fewer subscribers.
Revenues - Other
Other revenue increased $27 million, to $261 million from $234 million, primarily due to higher fees received from the Entertainment segment to program sports content on ABC, partially offset by lower Ultimate Fighting Championship pay-per-view fees attributable to lower average buys.
Key metrics(1)

				% Change Better (Worse)
	June 28, 2025	March 29, 2025	June 29, 2024	June 28, 2025 vs. Mar. 29, 2025	June 28, 2025 vs. June 29, 2024
Paid subscribers(1) at (in millions)	24.1	24.1	24.9	— %	(3) %
Average Monthly Revenue per Paid Subscriber(1) for the quarter ended	$6.40	$6.58	$6.23	(3) %	3%
(1)See discussion on page 71 and 72 — DTC Product Descriptions, Key Definitions and Supplemental Information and Planned Reporting Changes
Average Monthly Revenue Per Paid Subscriber - Third Quarter of Fiscal 2025 Comparison to Second Quarter of Fiscal 2025
ESPN+ average monthly revenue per paid subscriber decreased from $6.58 to $6.40 due to lower advertising revenue.
Average Monthly Revenue Per Paid Subscriber -Third Quarter of Fiscal 2025 Comparison to Third Quarter of Fiscal 2024
ESPN+ average monthly revenue per paid subscriber increased from $6.23 to $6.40 due to increases in pricing, partially offset by the impact of subscriber mix shifts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Programming and production costs
ESPN
Domestic	$(2,451)	$(2,381)	(3) %
International	(311)	(308)	(1) %
	(2,762)	(2,689)	(3) %
Star India	—	(555)	100%
	(2,762)	(3,244)	15%
Other operating expenses	(246)	(238)	(3) %
	$(3,008)	$(3,482)	14%
Domestic ESPN programming and production costs increased in the current quarter compared to the prior-year quarter primarily due to higher NBA and college sports rights costs, reflecting contractual rate increases, partially offset by the absence of NHL Stanley Cup Finals rights in the current quarter. We have the rights to air the Stanley Cup Finals every other year.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $17 million, to $276 million from $293 million, due to the Star India Transaction.
Operating Income from Sports
Segment operating income increased $235 million, to $1,037 million from $802 million, due to the Star India Transaction,     partially offset by a decrease at domestic ESPN.
Supplemental revenue and operating income (loss)
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Supplemental revenue detail
ESPN
Domestic	$3,929	$3,908	1%
International	379	371	2%
	4,308	4,279	1%
Star India	—	279	(100) %
	$4,308	$4,558	(5) %
Supplemental operating income (loss) detail
ESPN
Domestic	$1,014	$1,085	(7) %
International	(3)	5	nm
	1,011	1,090	(7) %
Star India	—	(314)	100%
Equity in the income of investees	26	26	— %
	$1,037	$802	29%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
TFCF Acquisition Amortization(1)	$(74)	$(74)	— %
(1)Represents amortization of intangible assets.
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
Theme park admissions	$2,996	$2,780	8%
Resorts and vacations	2,373	2,115	12%
Parks & Experiences merchandise, food and beverage	2,143	1,994	7%
Merchandise licensing and retail	979	954	3%
Parks licensing and other	595	543	10%
Total revenues	9,086	8,386	8%
Operating expenses	(4,808)	(4,573)	(5) %
Selling, general, administrative and other	(1,051)	(942)	(12) %
Depreciation and amortization	(711)	(649)	(10) %
Operating Income	$2,516	$2,222	13%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to an increase of 7% from higher average per capita ticket revenue.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was attributable to increases of 7% from additional passenger cruise days and 3% from higher occupied hotel room nights. The increase in passenger cruise days reflected the launch of the Disney Treasure in the first quarter of the current year.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was primarily due to increases of 4% from higher average guest spending and 2% from volume growth.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to an increase of 3% from merchandise licensing, partially offset by a decrease of 1% from an unfavorable Foreign Exchange Impact.
Revenues - Parks licensing and other
Parks licensing and other revenue growth includes the benefit of a rebate received in the current quarter and an increase in co-branding revenue, partially offset by an unfavorable Foreign Exchange Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)
	Quarter Ended		Quarter Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Parks
Increase (decrease)
Attendance(2)	— %	— %	1%	4%
Per Capita Guest Spending(3)	8%	1%	2%	(1) %
Hotels
Occupancy(4)	86%	83%	87%	82%
Available Hotel Room Nights (in thousands)(5)	2,566	2,543	791	791
Change in Per Room Guest Spending(6)	2%	4%	(3) %	7%
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
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Operating labor	$(2,284)	$(2,154)	(6) %
Infrastructure costs	(870)	(823)	(6) %
Cost of goods sold and distribution costs	(779)	(780)	— %
Other operating expense	(875)	(816)	(7) %
	$(4,808)	$(4,573)	(5) %
Higher operating labor was due to inflation, increased volumes and new guest offerings. The increase in infrastructure costs was attributable to higher operations support costs and an increase in technology spending. Higher other operating expense was due to new guest offerings and volume growth.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $109 million, to $1,051 million from $942 million, driven by higher marketing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Depreciation and amortization
Depreciation and amortization increased $62 million, to $711 million from $649 million, primarily attributable to higher depreciation at our domestic parks and experiences driven by an increase at Disney Cruise Line.
Operating Income from Experiences
Segment operating income increased $294 million, to $2,516 million from $2,222 million due to growth at domestic parks and experiences.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Supplemental revenue detail
Parks & Experiences
Domestic	$6,403	$5,820	10%
International	1,691	1,602	6%
Consumer Products	992	964	3%
	$9,086	$8,386	8%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,650	$1,347	22%
International	422	435	(3) %
Consumer Products	444	440	1%
	$2,516	$2,222	13%
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to the Experiences segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
TFCF Acquisition Amortization	$(1)	$(1)	— %
Charge related to a legal ruling	—	(65)	100%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Nine-Month Results Compared to the Prior-Year Nine-Month Period
Entertainment
Revenue and operating results for the Entertainment segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues:
Linear Networks	$7,306	$8,231	(11) %
Direct-to-Consumer	18,366	16,993	8%
Content Sales/Licensing and Other	6,586	5,133	28%
	$32,258	$30,357	6%
Segment operating income (loss):
Linear Networks	$2,564	$2,954	(13) %
Direct-to-Consumer	975	(110)	nm
Content Sales/Licensing and Other	444	12	>100%
	$3,983	$2,856	39%
Revenues
The increase in Entertainment revenues in the current period compared to the prior-year period was due to DTC subscription revenue growth and higher distribution revenues at Content Sales/Licensing and Other. These increases were partially offset by lower advertising and affiliate revenue due to the Star India Transaction.
Operating income
The increase in Entertainment operating income in the current period compared to the prior-year period was due to improved results at Direct-to-Consumer and, to a lesser extent, Content Sales/Licensing and Other, partially offset by a decline at Linear Networks primarily due to the Star India Transaction.
Linear Networks
Operating results for Linear Networks are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
Affiliate fees	$4,848	$5,251	(8) %
Advertising	2,328	2,875	(19) %
Other	130	105	24%
Total revenues	7,306	8,231	(11) %
Operating expenses	(3,404)	(3,838)	11%
Selling, general, administrative and other	(1,637)	(1,845)	11%
Depreciation and amortization	(51)	(34)	(50) %
Equity in the income of investees	350	440	(20) %
Operating Income	$2,564	$2,954	(13) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Affiliate fees

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Domestic	$4,377	$4,437	(1) %
International	471	814	(42) %
	$4,848	$5,251	(8) %
The decrease in domestic affiliate revenue was due to a decline of 9% from fewer subscribers, partially offset by an increase of 7% from higher effective rates.
Lower international affiliate revenue was attributable to decreases of 28% from the Star India Transaction, 8% from lower effective rates and 3% from fewer subscribers.
Revenues - Advertising

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Domestic	$1,989	$2,121	(6) %
International	339	754	(55) %
	$2,328	$2,875	(19) %
The decline in domestic advertising revenue was due to a decrease of 7% from fewer impressions attributable to lower average viewership.
Lower international advertising revenue reflected a decrease of 51% from the Star India Transaction.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Programming and production costs
Domestic	$(2,576)	$(2,619)	2%
International	(319)	(534)	40%
Total programming and production costs	(2,895)	(3,153)	8%
Other operating expenses	(509)	(685)	26%
	$(3,404)	$(3,838)	11%
The decrease in domestic programming and production costs was due to lower average cost programming at our cable channels, partially offset by a higher cost mix of programming at ABC driven by higher fees paid to the Sports segment to program sports content.
International programming and production costs decreased primarily due to the Star India Transaction.
The decrease in other operating expenses was driven by lower technology costs and a decrease from the Star India Transaction.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $208 million to $1,637 million from $1,845 million, due to the Star India Transaction, lower marketing costs and a favorable Foreign Exchange Impact.
Equity in the Income of Investees
Income from equity investees decreased $90 million, to $350 million from $440 million, due to lower income from A+E attributable to decreases in affiliate and advertising revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Income from Linear Networks
Operating income from Linear Networks decreased $390 million, to $2,564 million from $2,954 million, due to a decrease at our international business as a result of the Star India Transaction and lower income from equity investees.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Supplemental revenue detail
Domestic	$6,453	$6,624	(3) %
International	853	1,607	(47) %
	$7,306	$8,231	(11) %
Supplemental operating income detail
Domestic	$2,049	$2,040	— %
International	165	474	(65) %
Equity in the income of investees	350	440	(20) %
	$2,564	$2,954	(13) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
Subscription fees	$15,495	$14,041	10%
Advertising	2,712	2,740	(1) %
Other	159	212	(25) %
Total revenues	18,366	16,993	8%
Operating expenses	(13,726)	(13,449)	(2) %
Selling, general, administrative and other	(3,403)	(3,424)	1%
Depreciation and amortization	(262)	(230)	(14) %
Operating Income (Loss)	$975	$(110)	nm
Revenues - Subscription fees
Growth in subscription fees reflected increases of 9% from higher effective rates attributable to increases in pricing and 4% from more subscribers, partially offset by decreases of 2% from an unfavorable Foreign Exchange Impact and 1% from the Star India Transaction.
Revenues - Advertising
Lower advertising revenue was attributable to decreases of 12% from lower rates and 9% from the Star India Transaction, partially offset by an increase of 19% from higher impressions. The decrease from the Star India Transaction reflected ICC programming on Disney+ Hotstar in the prior-year period.
Revenues - Other
The decrease in other revenue was due to lower recognition of minimum guarantee shortfalls from wholesale distributors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics
Average Monthly Revenue Per Paid Subscriber:

	Nine Months Ended		% Change Better (Worse)
	June 28, 2025	June 29, 2024
Disney+
Domestic (U.S. and Canada)	$8.05	$7.96	1%
International (1)	7.46	6.23	20%
Disney+ (1)	7.73	6.98	11%

Hulu
SVOD Only	12.42	12.29	1%
Live TV + SVOD	99.80	94.89	5%
(1)The prior-year period Average Monthly Revenue per Paid Subscriber has been adjusted to include Disney+ subscribers in Southeast Asia. These subscribers were previously reported with Disney+ Hotstar, which is no longer presented as this business was included in the Star India Transaction.
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.96 to $8.05 due to increases in pricing, partially offset by the impact of subscriber mix shifts.
International Disney+ average monthly revenue per paid subscriber increased from $6.23 to $7.46 due to increases in pricing, partially offset by the impact of subscriber mix shifts.
Hulu SVOD Only average monthly revenue per paid subscriber increased from $12.29 to $12.42 due to increases in pricing, partially offset by lower advertising revenue.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $94.89 to $99.80 due to increases in pricing, partially offset by lower advertising revenue.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Programming and production costs
Hulu	$(6,759)	$(6,437)	(5) %
Disney+	(3,968)	(4,275)	7%
Total programming and production costs	(10,727)	(10,712)	— %
Other operating expense	(2,999)	(2,737)	(10) %
	$(13,726)	$(13,449)	(2) %
The increase in programming and production costs at Hulu was due to higher subscriber-based license fees attributable to rate increases for programming the Hulu Live TV service and more subscribers to bundles with third-party offerings.
The decrease in programming and production costs at Disney+ was primarily due to the Star India Transaction, reflecting the comparison to ICC programming in the prior-year period, partially offset by more hours of content available on the service.
Other operating expenses increased due to higher technology and distribution costs.
Operating Income (Loss) from Direct-to-Consumer
Operating results from Direct-to-Consumer improved $1,085 million, to income of $975 million from a loss of $110 million, due to increases at Disney+ and, to a lesser extent, Hulu.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
TV/VOD and home entertainment distribution	$2,727	$2,196	24%
Theatrical distribution	2,108	1,098	92%
Other	1,751	1,839	(5) %
Total revenues	6,586	5,133	28%
Operating expenses	(3,835)	(3,305)	(16) %
Selling, general, administrative and other	(2,035)	(1,529)	(33) %
Depreciation and amortization	(266)	(279)	5%
Equity in the loss of investees	(6)	(8)	25%
Operating Income	$444	$12	>100%
Revenues - TV/VOD and home entertainment distribution
The increase in TV/VOD and home entertainment distribution revenue was primarily due to higher TV/VOD sales of episodic content and an increase in home entertainment distribution revenue.
Revenues - Theatrical distribution
The increase in theatrical distribution revenue was due to the comparison of five live-action titles in the current period to two live-action titles in the prior-year period, partially offset by lower revenue from animated titles. Live-action titles in the current period included Lilo & Stitch, Mufasa: The Lion King, Captain America: Brave New World, Thunderbolts* and Snow White. Live-action titles in the prior-year period included Kingdom of the Planet of the Apes and The Marvels. Animated titles in the current period included Moana 2 and Elio compared to Inside Out 2 and Wish in the prior-year period.
Revenues - Other
Other revenue decreased $88 million to $1,751 million from $1,839 million due to lower revenue from stage plays as a result of fewer performances.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Programming and production costs	$(3,316)	$(2,769)	(20) %
Other operating expenses	(519)	(536)	3%
	$(3,835)	$(3,305)	(16) %

The increase in programming and production costs was due to higher production cost amortization attributable to the increases in distribution revenues, partially offset by fewer stage play performances.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $506 million, to $2,035 million from $1,529 million, due to higher theatrical marketing costs.
Operating Income from Content Sales/Licensing and Other
Operating income from Content Sales/Licensing and Other increased $432 million, from $12 million to $444 million, due to higher theatrical, TV/VOD and home entertainment distribution results.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
TFCF and Hulu Acquisition Amortization(1)	$(961)	$(1,018)	6%
Restructuring and impairment charges(2)	(294)	(717)	59%
(1)In the current period, amortization of intangible assets was $753 million and amortization of step-up on film and television costs was $199 million. In the prior-year period, amortization of intangible assets was $804 million and amortization of step-up on film and television costs was $205 million.
(2)Charges in the current period were primarily for an impairment of an equity investment and content impairments. Charges in the prior-year period were primarily for a goodwill impairment related to linear networks.
Sports
Operating results for Sports are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
Affiliate fees	$7,766	$7,918	(2) %
Advertising	3,647	3,640	— %
Subscription fees	1,270	1,246	2%
Other	1,009	901	12%
Total revenues	13,692	13,705	— %
Operating expenses	(10,808)	(11,295)	4%
Selling, general, administrative and other	(933)	(949)	2%
Depreciation and amortization	(34)	(29)	(17) %
Equity in the income of investees	54	45	20%
Operating Income	$1,971	$1,477	33%
Revenues - Affiliate fees

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
ESPN
Domestic	$6,951	$6,947	— %
International	784	783	— %
	7,735	7,730	— %
Star India	31	188	(84) %
	$7,766	$7,918	(2) %
Domestic ESPN affiliate revenue was comparable to the prior-year period as an increase of 7% from higher effective rates was offset by a decrease of 7% from fewer subscribers.
International ESPN affiliate revenue was comparable to the prior-year period as higher effective rates were offset by an unfavorable Foreign Exchange Impact and fewer subscribers.
The decrease in Star India affiliate revenue was due to the Star India Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Advertising

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
ESPN
Domestic	$3,513	$3,059	15%
International	130	143	(9) %
	3,643	3,202	14%
Star India	4	438	(99) %
	$3,647	$3,640	— %
The increase in domestic ESPN advertising revenue was due to an increase of 14% from higher rates. The increase in advertising revenue reflected the benefit of expanded college football programming including four additional College Football Playoff (CFP) games.
The decrease in Star India advertising revenue was attributable to the comparison to ICC and Indian Premier League (IPL) cricket programming in the prior-year period. There were no significant cricket events in the current period prior to the Star India Transaction.
Revenues - Subscription fees
The increase in subscription fees was due to an increase of 5% from higher effective rates, partially offset by a decrease of 3% from fewer subscribers.
Revenues - Other
Other revenue increased $108 million, to $1,009 million from $901 million, due to higher fees received from the Entertainment segment to program certain sports content on Disney+ and ABC, partially offset by lower sub-licensing fees. The decrease in sub-licensing fees was attributable to the comparison to Star India sub-licensing of ICC programming in the prior-year period, partially offset by fees from sub-licensing CFP programming rights for two games in the current period.
Key Metrics

	Nine Months Ended		% Change Better (Worse)
	June 28, 2025	June 29, 2024
Average Monthly Revenue per Paid Subscriber for the period	$6.44	$6.21	4%
ESPN+ average monthly revenue per paid subscriber increased from $6.21 to $6.44 due to increases in pricing, partially offset by the impact of subscriber mix shifts.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Programming and production costs
ESPN
Domestic	$(9,143)	$(8,386)	(9) %
International	(912)	(874)	(4) %
	(10,055)	(9,260)	(9) %
Star India	(17)	(1,341)	99%
	(10,072)	(10,601)	5%
Other operating expenses	(736)	(694)	(6) %
	$(10,808)	$(11,295)	4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Domestic ESPN programming and production costs increased primarily due to expanded college football programming rights, one additional NFL game due to timing and higher NBA rights costs reflecting contractual rate increases.
The increase in international ESPN programming and production costs was attributable to higher soccer rights costs.
Star India programming and production costs decreased due to the comparison to ICC and IPL cricket programming in the prior-year period.
The increase in other operating expense was attributable to higher technology costs.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased due to the Star India Transaction, partially offset by the write-off of an investment.
Operating Income from Sports
Segment operating income increased $494 million, to $1,971 million from $1,477 million, due to the comparison to ICC and IPL cricket programming in the prior-year period at Star India, partially offset by a decrease at domestic ESPN.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Supplemental revenue detail
ESPN
Domestic	$12,506	$11,847	6%
International	1,147	1,075	7%
	13,653	12,922	6%
Star India	39	783	(95) %
	$13,692	$13,705	— %
Supplemental operating income (loss) detail
ESPN
Domestic	$1,893	$2,120	(11) %
International	15	(32)	nm
	1,908	2,088	(9) %
Star India	9	(656)	nm
Equity in the income of investees	54	45	20%
	$1,971	$1,477	33%
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
TFCF Acquisition Amortization(1)	$(222)	$(259)	14%
(1)Represents amortization of intangible assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Revenues
Theme park admissions	$9,002	$8,568	5%
Resorts and vacations	6,953	6,334	10%
Parks & Experiences merchandise, food and beverage	6,425	6,126	5%
Merchandise licensing and retail	3,234	3,184	2%
Parks licensing and other	1,776	1,699	5%
Total revenues	27,390	25,911	6%
Operating expenses	(14,155)	(13,562)	(4) %
Selling, general, administrative and other	(3,023)	(2,830)	(7) %
Depreciation and amortization	(2,095)	(1,906)	(10) %
Operating Income	$8,117	$7,613	7%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to an increase of 5% from higher average per capita ticket revenue.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was primarily due to increases of 4% from additional passenger cruise days, 2% from an increase in occupied hotel room nights, 1% from higher unit sales at Disney Vacation Club and 1% from an increase in average daily hotel room rates. The increase in passenger cruise days reflected the launch of the Disney Treasure in the first quarter of the current year.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was attributable to increases of 3% from higher average guest spending and 1% from volume growth.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to increases of 2% from merchandise licensing and 1% from retail, partially offset by a decrease of 2% from an unfavorable Foreign Exchange Impact.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was due to the benefit of a rebate received in the current period, an increase in royalties from Tokyo Disney Resort, higher real estate sales and increases in co-branding and sponsorship revenue, partially offset by an unfavorable Foreign Exchange Impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics

	Domestic		International
	Nine Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Parks
Increase (decrease)
Attendance	— %	1%	— %	15%
Per Capita Guest Spending	5%	3%	— %	7%
Hotels
Occupancy	88%	86%	87%	83%
Available Hotel Room Nights (in thousands)	7,653	7,640	2,376	2,381
Change in Per Room Guest Spending	4%	3%	5%	8%
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Operating labor	$(6,661)	$(6,222)	(7) %
Infrastructure costs	(2,527)	(2,432)	(4) %
Cost of goods sold and distribution costs	(2,431)	(2,482)	2%
Other operating expense	(2,536)	(2,426)	(5) %
	$(14,155)	$(13,562)	(4) %
The increase in operating labor was due to inflation and, to a lesser extent, new guest offerings and higher volumes. Higher infrastructure costs were attributable to an increase in technology spending, new guest offerings and higher operations support costs, partially offset by cost management initiatives. Lower cost of goods sold and distribution costs were driven by a decrease in operations support costs and cost management initiatives, partially offset by higher volumes. Other operating expense increased primarily due to new guest offerings, higher volumes and increased operations support costs, partially offset by cost management initiatives.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $193 million, to $3,023 million from $2,830 million, primarily due to higher marketing costs.
Depreciation and amortization
Depreciation and amortization increased $189 million, to $2,095 million from $1,906 million, due to higher depreciation at our domestic parks and experiences driven by an increase at Disney Cruise Line.
Operating Income from Experiences
Segment operating income increased $504 million from $7,613 million to $8,117 million due to growth at domestic parks and experiences.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Supplemental revenue detail
Parks & Experiences
Domestic	$19,334	$18,075	7%
International	4,778	4,600	4%
Consumer Products	3,278	3,236	1%
	$27,390	$25,911	6%
Supplemental operating income detail
Parks & Experiences
Domestic	$5,455	$5,031	8%
International	1,067	1,055	1%
Consumer Products	1,595	1,527	4%
	$8,117	$7,613	7%
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to the Experiences segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
TFCF Acquisition Amortization	$(5)	$(5)	— %
Charge related to a legal ruling	—	(65)	100%
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024		June 28, 2025	June 29, 2024
Corporate and unallocated shared expenses	$(410)	$(328)	(25) %	$(1,265)	$(1,027)	(23) %
Corporate and unallocated shared expenses increased $82 million for the quarter, from $328 million to $410 million, primarily due to a legal settlement, timing of allocations to the segments and higher compensation costs, partially offset by a gain on a land sale. Corporate and unallocated shared expenses for the nine-month period increased $238 million, from $1,027 million to $1,265 million, primarily due to legal settlements, higher compensation and human resource-related costs and timing of allocations to the segments, partially offset by a gain on a land sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 28, 2025	June 29, 2024
Cash provided by operations	$13,627	$8,453	61%
Cash used in investing activities	(6,193)	(4,903)	(26) %
Cash used in financing activities	(8,090)	(11,722)	31%
Impact of exchange rates on cash, cash equivalents and restricted cash	31	(14)	nm
Change in cash, cash equivalents and restricted cash	$(625)	$(8,186)	92%
Operating Activities
Cash provided by operations increased $5.2 billion from $8.5 billion in the prior-year period to $13.6 billion for the current period. The increase was due to lower tax payments in the current period compared to the prior-year period and higher operating cash flows at Entertainment and, to a lesser extent, Experiences. Tax payments in the prior-year period reflected the payment of fiscal 2023 U.S. federal and California state income taxes that had been deferred pursuant to relief related to 2023 winter storms in California. In addition, fiscal 2025 U.S. federal and California state income tax payments have been deferred until October 2025 pursuant to relief related to the 2025 wildfires in California. The increase in operating cash flows at Entertainment was primarily due to higher cash receipts primarily attributable to higher revenue and, to a lesser extent, lower spending on content including the impact of the Star India Transaction, partially offset by higher operating cash disbursements primarily due to higher operating expenses. The increase in operating cash flows at Experiences was due to higher cash receipts attributable to higher revenue, partially offset by higher operating cash disbursements due to higher operating expenses.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the nine months ended June 28, 2025 and June 29, 2024 are as follows:

	Nine Months Ended
(in millions)	June 28, 2025	June 29, 2024
Beginning balances:
Produced and licensed programming assets	$34,409	$36,593
Programming liabilities	(3,692)	(3,792)
	30,717	32,801
Spending:
Programming licenses and rights	10,492	10,773
Produced film and television content	7,116	7,184
	17,608	17,957
Amortization:
Programming licenses and rights	(10,431)	(11,565)
Produced film and television content	(7,996)	(7,513)
	(18,427)	(19,078)
Change in produced and licensed content costs	(819)	(1,121)
Content Impairment (see Note 16 to the Condensed Consolidated Financial Statements)	(109)	—
Produced and licensed content costs contributed to joint venture	—	(978)
Other non-cash activity	92	382
Ending balances:
Produced and licensed programming assets	33,034	34,791
Programming liabilities	(3,153)	(3,707)
	$29,881	$31,084
The Company currently expects its fiscal 2025 spend on produced and licensed content, including sports rights, to be comparable to fiscal 2024 spend of $23 billion.
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the nine months ended June 28, 2025 and June 29, 2024 are as follows:

	Nine Months Ended
(provided by (used in) in millions)	June 28, 2025	June 29, 2024
Investments in parks, resorts and other property:
Entertainment	$(835)	$(750)
Sports	—	(2)
Experiences
Domestic	(4,068)	(1,953)
International	(865)	(706)
Total Experiences	(4,933)	(2,659)
Corporate	(340)	(512)
Total investments in parks, resorts and other property	(6,108)	(3,923)
Other investing activities, net	(85)	(980)
Cash used in investing activities	$(6,193)	$(4,903)
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
Other Investing Activities
Other investing activities in the prior-year period reflected an investment in Epic Games.
Financing Activities
Financing activities for the nine months ended June 28, 2025 and June 29, 2024 are as follows:

	Nine Months Ended
(provided by (used in) in millions)	June 28, 2025	June 29, 2024
Change in borrowings	$(3,410)	$780
Dividends	(905)	(549)
Repurchases of common stock	(2,496)	(2,523)
Acquisition of redeemable noncontrolling interest	(439)	(8,610)
Other financing activities, net(1)	(840)	(820)
Cash used in financing activities	$(8,090)	$(11,722)
(1)Primarily consists of dividends to noncontrolling interest holders and equity award activity.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended June 28, 2025 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 11 to the Condensed Consolidated Financial Statements for a summary of dividends and share repurchases. The Company is targeting approximately $3 billion in share repurchases in fiscal 2025.
The redeemable noncontrolling interest activity in the current and prior-year period was attributable to the acquisition of NBCU’s interest in Hulu. In June 2025, the Company paid an incremental amount for Hulu based on a final appraisal of Hulu’s fair value (see Note 4 to the Condensed Consolidated Financial Statements).
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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of June 28, 2025, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, S&P Global Ratings’ long- and short-term debt ratings for the Company were A and A-1 (Stable), respectively, and Fitch Rating’s long- and short-term debt ratings for the Company were A- and F2 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On June 28, 2025, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.

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
See Note 16 to the Condensed Consolidated Financial Statements for information regarding significant impairment charges recorded in the periods presented.
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
Supplemental information about paid subscribers:

(in millions)	June 28, 2025	March 29, 2025	June 29, 2024

Domestic (U.S. and Canada) standalone	53.1	54.7	60.6
Domestic (U.S.) multi-product(1)	33.2	31.7	25.3
Domestic (U.S. and Canada)(3)	86.3	86.4	85.9

International(2)	69.9	68.2	66.0

Total(3)	156.2	154.6	151.9
(1)At June 28, 2025, there were 15.4 million and 17.8 million paid subscribers to two-service and three-service multi-product offerings, respectively. At March 29, 2025, there were 13.3 million and 18.4 million paid subscribers to two-service and three-service multi-product offerings, respectively. At June 29, 2024, there were 5.8 million and 19.5 million paid subscribers to two-service and three-service multi-product offerings, respectively.
(2)The prior-year quarter paid subscribers have been adjusted to include Disney+ paid subscribers in Southeast Asia, which were previously reported with Disney+ Hotstar. Disney+ Hotstar was included in the Star India Transaction.
(3)Total may not equal the sum of the column due to rounding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
PLANNED REPORTING CHANGES
Since we began reporting the number of paid subscribers and average monthly revenue per paid subscriber, our DTC strategy and the DTC marketplace have evolved. Given this evolution, we plan to implement changes to our Entertainment and Sports financial disclosures. Among our planned changes, because we believe quarterly updates on the number of paid subscribers and average monthly revenue per paid subscriber have become less meaningful to evaluating the performance of our businesses, we will no longer report these metrics starting the first quarter of fiscal 2026 for Disney+ and Hulu and the fourth quarter of fiscal 2025 for ESPN+. We will also consolidate the lines of business in our Entertainment reporting, though will provide information on Entertainment Direct-to-Consumer profitability.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at June 28, 2025 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$30,411	$31,207	$7,200	$7,122
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

Results of operations (in millions)	Nine Months Ended June 28, 2025
Revenues	$—
Costs and expenses	—
Net income (loss)	(2,010)
Net income (loss) attributable to TWDC shareholders	(2,010)

Balance Sheet (in millions)	June 28, 2025	September 28, 2024
Current assets	$1,543	$2,767
Noncurrent assets	3,410	3,336
Current liabilities	7,388	7,640
Noncurrent liabilities (excluding intercompany to non-Guarantors)	37,452	40,608
Intercompany payables to non-Guarantors	166,064	157,925

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
Based on their evaluation as of June 28, 2025, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
RISKS RELATED TO OUR BUSINESSES AND INDUSTRY
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 30, 2025 - April 30, 2025	3,590,600	$87.82	3,590,600	351 million
May 1, 2025 - May 31, 2025	2,278,075	105.36	2,278,075	349 million
June 1, 2025 - June 28, 2025	1,249,000	117.84	1,249,000	348 million
Total	7,117,675	98.70	7,117,675	348 million
(1)Amounts exclude the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
(2)Under a share repurchase program implemented effective February 7, 2024, the Company is authorized to repurchase a total of 400 million shares of its common stock. The repurchase program does not have an expiration date.

ITEM 5. Other Items
Rule 10b5-1 Trading Arrangements
On May 20, 2025 and May 23, 2025, respectively, Robert A. Iger, the Company’s Chief Executive Officer and a Director on the Company’s Board of Directors, and Sonia L. Coleman, the Company’s Senior Executive Vice President, Chief Human Resources Officer, each adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Iger’s trading plan provides for the sale of up to 272,331 gross shares of the Company’s common stock (which includes the potential exercise of vested stock options granted to Mr. Iger on December 17, 2015, which will expire December 17, 2025, and the associated sale of shares of the Company’s common stock, excluding any shares used to effect a cashless exercise or withheld to satisfy tax withholding obligations in connection with the exercise or net settlement of the option awards). Ms. Coleman’s trading plan provides for the sale of up to 18,955 gross shares of the Company’s common stock (which includes shares vesting during the duration of the trading plan pursuant to certain equity awards previously granted to Ms. Coleman and shares underlying performance-based equity awards calculated at target), plus related dividend-equivalent shares subsequently earned with respect to such shares and excluding any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Iger’s trading plan is scheduled to terminate on December 16, 2025 and Ms. Coleman’s trading plan is scheduled to terminate on July 31, 2026, in each case, subject to early termination.
Developments
In August 2025, ESPN and the National Football League (NFL) reached a non-binding agreement for ESPN to acquire the NFL Network and certain other media assets owned and controlled by the NFL, including NFL’s RedZone Channel pay TV distribution and NFL Fantasy, in exchange for a 10% noncontrolling interest of ESPN. This planned transaction is subject to the parties entering into definitive agreements, regulatory and other approvals and other customary closing conditions. Upon consummation of this planned transaction, the Company would have an effective 72% interest in ESPN and retain majority board control, with Hearst and the NFL holding 18% and 10%, respectively.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

10.1	Description of Directors Compensation	Filed herewith

22	List of Guarantor Subsidiaries	Filed herewith

31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
August 6, 2025
Burbank, California