Form 10-K
period 2025-09-27
Walt Disney Co
filed 2025-11-13
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ☒
The aggregate market value of common stock held by non-affiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the New York Stock Exchange-Composite Transactions) was $176.6 billion. All executive officers and directors of the registrant and all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
There were 1,785,288,846 shares of common stock outstanding as of November 5, 2025.
Documents Incorporated by Reference
Certain information required for Part III of this report is incorporated herein by reference to the proxy statement for the 2026 annual meeting of the Company’s shareholders.

THE WALT DISNEY COMPANY AND SUBSIDIARIES

Cautionary Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans (including statements regarding new products and services, future expenditures, cost, investments and transactions for which conditions to close have not been satisfied, including entering into additional agreements, regulatory or other approvals or other conditions); future liabilities and other obligations; impairments and amortization; estimates of the financial impact of certain items, accounting treatment, events or circumstances; competition and seasonality on our businesses and results of operations; and capital allocation, including share repurchases and dividends. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “forecasts,” “believes,” “estimates,” “anticipates,” “potential,” “continue,” “assumption” or “judgment” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
The lines of business within Entertainment along with their significant business activities include the following:
•Linear Networks
◦Domestic: ABC Television Network (ABC Network); Disney, Freeform, FX and National Geographic (owned 73% by the Company) branded television channels; and eight owned ABC television stations
◦International: Disney, FX and National Geographic (owned 73% by the Company) branded television channels
◦A 50% equity investment in A+E Global Media (formerly A+E Television Networks) (A+E), which develops and distributes content globally
•Direct-to-Consumer
◦Disney+: a global direct-to-consumer (DTC) service that primarily offers general entertainment and family programming. Subscribers to both Disney+ and one of the ESPN DTC plans (see Sports segment discussion) have access to certain sports content through Disney+.
◦Hulu: a U.S. DTC service that offers general entertainment programming and a virtual multi-channel video programming distributor (vMVPD) service that includes live linear streams of various cable and broadcast networks (Hulu Live TV service). Subscribers to both Hulu and one of the ESPN DTC plans have access to certain sports content through Hulu.
•Content Sales/Licensing
◦Theatrical distribution
◦Sale/licensing of film and episodic content to television and video-on-demand (TV/VOD) services
◦Home entertainment distribution: electronic home video licenses, video-on-demand rentals and licensing of physical (DVD/Blu-ray discs) distribution rights
◦Intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on intellectual property (IP) created by the Entertainment segment
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
◦Music distribution
◦Post-production services by Industrial Light & Magic and Skywalker Sound
Theatrical, TV/VOD and home entertainment distribution revenues are collectively referred to as “content sales.”
Entertainment also includes the following activities that are reported with Content Sales/Licensing:
•National Geographic magazine and online business (owned 73% by the Company)
•A 30% ownership interest in Tata Play Limited, which operates a direct-to-home satellite distribution platform in India
The revenues of Entertainment are as follows:
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services, including fees charged to multi-channel video programming distributors (i.e. cable, satellite and telecommunications providers and vMVPDs) (MVPDs) and other distributors
•Advertising - Sales of advertising time/space
•Affiliate fees - Fees charged to MVPDs for the right to deliver our programming to their customers. Linear Networks also generates revenues from fees charged to television stations affiliated with ABC Network.
•Theatrical distribution - Rentals from licensing our films to theaters

•TV/VOD and home entertainment distribution
◦Licensing fees for the right to use our film and episodic content
◦Electronic sales and rentals of film and episodic content through distributors
◦Fees from the licensing of physical distribution rights
•Other revenue - Revenues from licensing our music, ticket sales from stage play performances, fees from licensing our IP for use in stage plays, sales of post-production services and the allocation of consumer products merchandise licensing revenues
The expenses of Entertainment are as follows:
•Operating expenses, consisting of the following:
◦Programming and production costs, which include:
▪Amortization of capitalized production costs
▪Amortization of the costs of licensed programming rights
▪Subscriber-based fees for programming our Hulu Live TV service, including fees paid by Hulu to ESPN and the Entertainment linear networks business for the right to air their linear networks on Hulu Live TV
▪Production costs related to live programming (primarily news)
▪Participations and residual expenses
▪Fees paid to ESPN to program certain sports content on ABC Network and Disney+
◦Other operating expenses, which include technology support costs and distribution costs
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
Domestic Linear Networks
ABC Network
ABC Network programming is aired in the primetime, daytime, late night, news and sports “dayparts”. Primetime programming includes scripted and unscripted programming, movies and specials. ESPN programs the sports daypart on ABC Network, which is branded ESPN on ABC. ABC Network distributes programming to approximately 245 local affiliated television stations and to our eight owned television stations, which collectively reach almost 100% of U.S. television households.
ABC Network produces a variety of unscripted programming, primetime specials, news and daytime programming.
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

The number of subscribers (in millions) for the significant domestic branded channels are as follows:

Subscribers(1)
Disney Channel	61
Freeform	51
FX	62
National Geographic	61
(1)Based on Nielsen Media Research estimates as of September 2025.
Domestic Television Stations
The Company owns eight television stations, six of which are located in the top ten television household markets in the U.S. Our television stations collectively reach approximately 20% of U.S. television households.
The stations we own are as follows:

TV Station	Market	Television Market Ranking(1)
WABC	New York, NY	1
KABC	Los Angeles, CA	2
WLS	Chicago, IL	3
WPVI	Philadelphia, PA	5
KTRK	Houston, TX	6
KGO	San Francisco, CA	10
WTVD	Raleigh-Durham, NC	22
KFSN	Fresno, CA	55
(1)Based on Nielsen Media Research, U.S. Television Household Estimates, January 1, 2025
International Linear Networks
International Linear Networks use content from the Company’s various studios, including library titles, as well as content acquired from third parties. The Company operates approximately 180 general entertainment and family channels outside the U.S. in approximately 30 languages and 170 countries/territories.
General Entertainment
General Entertainment channels include FX and National Geographic, which air a variety of scripted, reality and documentary programming. As of September 2025, the estimated number of unique subscribers for our general entertainment channels, based on internal management reports, was approximately 145 million.
Family
Family channels include Disney Channel and Disney Junior, which air a variety of animated and live action original series and movies targeted to kids ages 2 to 14. As of September 2025, the estimated number of unique subscribers for our family channels, based on internal management reports, was approximately 130 million.
Equity Investments
The most significant equity investment at Linear Networks is A+E. The Company’s share of A+E’s financial results are reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
A+E is owned 50% by the Company and 50% by Hearst. A+E operates a variety of cable channels, the most significant of which are:
•A&E – which offers entertainment programming including original reality and documentary programming
•HISTORY – which offers original unscripted series and event-driven specials
•Lifetime – which offers programming targeted to women
Direct-to-Consumer
Disney+ and Hulu are subscription-based DTC services offered individually or in various bundles, which may include one of the ESPN DTC plans and/or third-party DTC services. The majority of Direct-to-Consumer revenue is derived from subscription fees and advertising.

Disney+
Disney+ offers general entertainment and family programming from the Company’s various studios, including library titles, as well as programming licensed from third parties. Disney, Pixar, Marvel, Star Wars and National Geographic branded programming are all top-level selections or “tiles” within the Disney+ interface. Outside the U.S., Disney+ includes a Star branded tile, which was rebranded as Hulu in October 2025, that features general entertainment programming. Additionally, subscribers to Disney+ have access to certain sports content through an ESPN branded tile on Disney+. In the U.S., subscribers to bundled offerings (e.g. Disney+ along with Hulu, ESPN Unlimited or ESPN Select) have access to certain content from the other services or plans on Disney+.
Disney+ offers a subscription video-on-demand (SVOD) service without advertising in each of the markets it operates and a SVOD ad-supported service in the U.S., Canada and select Latin American and European markets.
As of September 27, 2025, the estimated number of paid Disney+ subscribers, based on internal management reports, was approximately 132 million.
Hulu
Hulu is a domestic DTC service with general entertainment content from the Company’s various studios as well as content licensed from third parties. Hulu offers SVOD services with or without advertising in addition to the Hulu Live TV service. The Live TV service is available with either of Hulu’s SVOD services and includes live linear streams of various cable and broadcast networks. In addition, Hulu offers subscriptions to premium services such as Max, Cinemax, Starz and Paramount+ with Showtime, which can be added to the Hulu service. Certain programming from ABC, Freeform and FX is also available on the Hulu SVOD service one day after the linear airing on these channels. Subscribers to both Hulu and one of the ESPN DTC plans have access to certain sports content through Hulu.
As of September 27, 2025, the estimated number of paid Hulu subscribers, based on internal management reports, was approximately 64 million.
On October 29, 2025, the Company and FuboTV Inc. (Fubo), a publicly traded vMVPD, combined certain of Hulu Live TV assets, including its carriage agreements, subscription agreements and related data, advertising and sponsorship agreements and intellectual property exclusively related to the “Live TV” brand, with Fubo. The Company has a 70% interest in the combined entity, with the remaining 30% interest retained by Fubo shareholders. Hulu Live TV will continue to be available to consumers as a separate offering post-closing. See Note 4 of the Consolidated Financial Statements for further information.
Content Sales/Licensing and Other
The majority of Content Sales/Licensing revenue is derived from distribution in the theatrical, TV/VOD and home entertainment windows. In addition, revenue is generated from music distribution, stage plays and post-production services through Industrial Light & Magic and Skywalker Sound.
The Company also publishes National Geographic magazine, which is reported with Content Sales/Licensing.
Theatrical Distribution
The Company licenses full-length live-action and animated films to theaters globally. Cumulatively through fiscal year 2025, the Company has released approximately 1,100 full-length live-action films and 100 full-length animated films. Domestically and in most major international markets, we distribute and market our films directly. In certain international markets our films are distributed by independent companies. In some territories, certain films may be exclusively distributed on our DTC streaming services. During fiscal year 2026, we expect to release approximately 20 films.
The Company incurs significant marketing and advertising costs before and throughout the theatrical release of a film in an effort to generate public awareness of the film, to increase the public’s intent to view the film and to help generate consumer interest in the subsequent home entertainment and other ancillary markets. These costs are expensed as incurred, which may result in a loss on the theatrical distribution of a film, including in periods prior to the release of the film.
TV/VOD Distribution
We license our content to third-party television networks, television stations and other video service providers for distribution to viewers on television or a variety of internet-connected devices, including through other DTC services.
Home Entertainment Distribution
The Company’s film and episodic content is sold in both electronic (home video license and video-on-demand rentals) and physical formats. We distribute electronic formats through e-tailers such as Apple and Amazon, and MVPDs, such as Comcast and DirecTV. We have licensed the rights for physical distribution to third parties who generally sell to retailers, such as Walmart and Amazon.

Electronic formats of film content in the home entertainment window are typically available approximately two months after the theatrical release and physical distribution generally starts within three to four months after the theatrical release.
Disney Theatrical Group
Disney Theatrical Group develops, produces and licenses live entertainment events on Broadway and around the world. Productions include The Lion King, Aladdin, Beauty and the Beast, Frozen and Hercules.
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
Content Production and Acquisition
Produced content primarily consists of original films and episodic programs and network news and daytime/late night programming. Acquired content includes rights to episodic programming, movies and specials. Original content is generally produced under the following banners: Disney Branded Television; FX Productions; Lucasfilm; Marvel; National Geographic Studios; Pixar; Searchlight Pictures; Twentieth Century Studios; 20th Television; and Walt Disney Pictures. Original content is also commissioned from and produced by various third-party studios. Program development is carried out in collaboration with writers, producers and creative teams.
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
The Company has a significant library of content spanning approximately 100 years of production history as well as acquired libraries. The library of content includes approximately 5,300 live-action film titles, 460 animated film titles and episodic series (series with four or more seasons include approximately: 80 dramas; 55 comedies; 40 non-scripted series; 15 animated series; and 10 live-action series). In addition, the library includes approximately 150 series and 100 films that were produced for initial distribution on our DTC platforms.
In fiscal 2026, the Company will continue to produce or commission a significant number of episodic and film titles, of which the vast majority will initially be distributed on our Linear Networks and/or DTC platforms or theatrically. Programming is also produced for third parties, who typically have exclusive domestic linear distribution rights for a certain time period (after which the rights revert back to the Company) while the Company retains domestic video-on-demand and international distribution rights.
Competition and Seasonality
Linear Networks and Direct-to-Consumer compete for viewers’ attention and audience share primarily with other television networks, independent television stations and other media, such as other DTC streaming services, social media and video games. With respect to the sale of advertising time, we compete with other television networks, independent television stations, MVPDs, other DTC streaming services and other advertising media such as online search, marketplaces, social media and other digital content, newspapers, magazines, radio and billboards. Our television stations primarily compete for audiences and advertisers in local market areas.
Linear Networks compete with other networks for carriage by MVPDs. The Company’s contractual agreements with MVPDs are renewed or renegotiated from time to time in the ordinary course of business. Consolidation and other market conditions in the cable, satellite and telecommunication distribution industry, including changes in subscriber levels, the prevalence of streaming services and other factors may adversely affect the Company’s ability to obtain and maintain contractual terms for the distribution of its various programming services that are as favorable as those currently in place.
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
Advertising revenues at Linear Networks and Direct-to-Consumer are subject to seasonal and cyclical advertising patterns and changes in viewership levels. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months. Affiliate and subscription revenues vary with the subscriber levels of MVPDs and our streaming services.
SPORTS
The Sports segment generally encompasses the Company’s sports-focused global television and DTC video streaming content production and distribution activities.
The lines of business within Sports include the following:
•ESPN (generally owned 80% by the Company) (See Note 4 of the Consolidated Financial Statements for further information on potential future changes in ESPN ownership)
◦Domestic:
▪ESPN-branded television channels
▪ESPN DTC
▪ESPN on ABC (sports programmed on the ABC Network by ESPN)
◦International: ESPN-branded channels outside of the U.S.
The revenues of Sports are as follows:
•Affiliate and subscription fees
•Advertising
•Other revenue - Fees from the following activities: pay-per-view events on the ESPN DTC services, sub-licensing of sports rights, programming ESPN on ABC and licensing the ESPN brand
The expenses of Sports are as follows:
•Operating expenses, consisting of programming and production costs and other operating expenses. Programming and production costs include amortization of licensed sports rights and production costs related to live sports and other sports-related programming. Other operating expenses include technology support costs and distribution costs.
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Domestic ESPN
Branded television channels include the following 24-hour domestic television sports channels:
•ESPN and ESPN2 - both dedicated to professional and college sports as well as sports news and original programming
•ESPNU - dedicated to college sports
•ESPNEWS - re-airs select ESPN studio shows and airs a variety of other programming
•SEC Network - dedicated to Southeastern Conference college athletics
•ACC Network - dedicated to Atlantic Coast Conference college athletics
•ESPN Deportes - airs professional and college sports as well as studio shows in Spanish
ESPN offers a U.S. subscription-based DTC service with two plans: ESPN Select and ESPN Unlimited, which started in August 2025. ESPN Select, previously the ESPN+ service through August 2025, offers thousands of live sporting events, on-demand sports content and other original content. ESPN Unlimited includes access to all of ESPN’s branded television channels and ESPN Select content. The ESPN DTC plans are offered individually or in various bundles, including with Disney+ and Hulu. Consumers may also access the service through certain MVPDs.
ESPN programs ESPN on ABC, recognizes the direct revenues and costs for this programming and receives a fee from the ABC Network, which is eliminated in consolidation.

ESPN earns advertising and licensing revenues from providing promotional services and licensing the ESPN BET trademark to PENN Entertainment, Inc. in connection with its operation of a sportsbook. In November 2025, this agreement was terminated effective December 1, 2025, and ESPN entered into a promotional services agreement with DraftKings Inc., under which DraftKings Inc. will serve as the exclusive sportsbook and odds provider of ESPN effective December 1, 2025.
The Company has various sports programming rights, which are used to produce content, including live events and sports news, aired on ESPN linear and digital platforms. Rights include the National Football League (NFL), college football (including bowl games and the College Football Playoff) and basketball, the National Basketball Association (NBA), mixed martial arts (through the end of calendar 2025), Major League Baseball (MLB), the National Hockey League (NHL), soccer, US Open Tennis, Formula 1 (through the end of calendar 2025), the Wimbledon Championships, the Masters golf tournament, the Women’s National Basketball Association (WNBA) and the Professional Golfers’ Association (PGA) Championship. Beginning in September 2025, ESPN platforms became the exclusive distributor for all World Wrestling Entertainment Premium Live Events.
The number of subscribers (in millions) for the significant domestic branded channels are as follows:

Subscribers
ESPN(1)	61
ESPN2(1)	61
ESPNU(1)	42
ESPNEWS(2)	38
SEC Network(2)	42
ACC Network(2)	41
(1)Based on Nielsen Media Research estimates as of September 2025. Estimates include traditional MVPD and vMPVD subscriber counts.
(2)Because Nielsen Media Research does not measure this channel, estimated subscribers are according to SNL Kagan as of December 2024.
In October 2025, ESPN and NFL Enterprises LLC reached a binding agreement for ESPN to acquire the NFL Network and certain other media assets owned and controlled by NFL Enterprises LLC, including NFL’s RedZone Channel pay TV distribution and NFL Fantasy, in exchange for a 10% noncontrolling interest of ESPN (the NFL Transaction). The NFL Transaction is expected to close in calendar year 2026, subject to certain regulatory approvals, including from federal and foreign antitrust authorities, and other customary closing conditions. See Note 4 of the Consolidated Financial Statements for further information.
International ESPN
The Company operates approximately 45 ESPN branded sports channels outside the U.S. in 4 languages and approximately 110 countries/territories. In the Netherlands, the ESPN branded channels are operated by Eredivisie Media & Marketing CV (EMM) (owned 51% by the Company), which has the media rights to the Dutch Premier League for soccer. Rights include various soccer leagues (including English Premier League, LaLiga, Bundesliga and multiple UEFA leagues).
Equity Investments
The most significant equity investment at Sports is a 30% interest in CTV Specialty Television, Inc. (CTV), which operates primarily sports-related television networks in Canada. The Company’s share of CTV’s financial results is reported as “Equity in the income of investees” in the Company’s Consolidated Statements of Income.
Competition and Seasonality
Sports competes for viewers’ attention and audience share primarily with other television networks, independent television stations and other media, such as other DTC streaming services, social media and video games. With respect to the sale of advertising time, we compete with other television networks, independent television stations, MVPDs and other advertising media such as online search, marketplaces, social media and other digital content, newspapers, magazines, radio and billboards.
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
Advertising revenues are subject to changes in viewership levels and the demand for sports programming. Advertising revenues generated from sports programming are also impacted by the timing of sports seasons and events, which timing may vary throughout the year or may take place periodically (e.g. biannually, quadrennially). Affiliate and subscription revenues vary with the subscriber levels of MVPDs and our streaming services.
EXPERIENCES
The lines of business within Experiences along with their significant business activities include the following:
•Parks & Experiences:
◦Domestic:
▪Theme parks and resorts:
•Walt Disney World Resort in Florida
•Disneyland Resort in California
▪Experiences:
•Disney Cruise Line
•Disney Vacation Club, including Aulani, a Disney Resort & Spa in Hawaii
•National Geographic Expeditions (owned 73% by the Company) and Adventures by Disney
◦International:
▪Theme parks and resorts:
•Disneyland Paris
•Hong Kong Disneyland Resort (48% ownership interest and consolidated in our financial results)
•Shanghai Disney Resort (43% ownership interest and consolidated in our financial results)
•In addition, the Company licenses its IP to a third party that owns and operates Tokyo Disney Resort
•Consumer Products:
◦Licensing of our trade names, characters, visual, literary and other IP to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through online, retail and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic magazine, which is reported in Entertainment)
The revenues of Experiences are as follows:
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
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise through internet shopping sites, at The Disney Store and to wholesalers
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues
The expenses of Experiences are as follows:
•Operating expenses, consisting of operating labor, infrastructure costs, costs of goods sold and distribution costs and other operating expenses. Infrastructure costs include technology support costs, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization

Capital investments:
•In recent years, the majority of the Company’s capital spend has been at our parks and experiences business, principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure.
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
Disney’s Hollywood Studios — Disney’s Hollywood Studios consists of eight themed areas: Animation Courtyard, Commissary Lane, Echo Lake, Grand Avenue, Hollywood Boulevard, Star Wars: Galaxy’s Edge, Sunset Boulevard and Toy Story Land. The areas provide behind-the-scenes glimpses of Hollywood-style action through various themed attractions, restaurants, merchandise shops and entertainment experiences.
Disney’s Animal Kingdom — Disney’s Animal Kingdom consists of a 145-foot tall Tree of Life centerpiece surrounded by five themed areas: Africa, Asia, DinoLand USA, Discovery Island and Pandora - The World of Avatar. Each area contains themed attractions, restaurants, merchandise shops and entertainment experiences. The park features more than 300 species of live mammals, birds, reptiles and amphibians and 3,000 varieties of vegetation. DinoLand USA will be rethemed and in 2027, is planned to open as Tropical Americas, which will feature themed attractions, restaurants, merchandise shops and entertainment experiences.
Hotels, Vacation Club Properties and Other Resort Facilities — As of September 27, 2025, the Company owned and operated 18 resort hotels and vacation club properties at the Walt Disney World Resort, with approximately 23,000 rooms and 3,900 vacation club units. Resort facilities include 500,000 square feet of conference meeting space and Disney’s Fort Wilderness camping and recreational area, which offers approximately 800 campsites.
Disney Springs is an approximately 120 acre themed retail, dining and entertainment complex and consists of four areas: Marketplace, The Landing, Town Center and West Side. The areas are home to approximately 150 venues including the World of Disney retail store, which includes approximately 38,000 square feet of retail space. Most of the offerings at Disney Springs are operated by third parties that pay rent to the Company.
Ten independently-operated hotels with approximately 7,000 rooms are situated on property leased from the Company.
The ESPN Wide World of Sports Complex is an approximately 230 acre center that hosts professional-caliber training and competitions, festival and tournament events and interactive sports activities. The complex, which welcomes both amateur and professional athletes, accommodates multiple sporting events, including baseball, basketball, football, soccer, softball, tennis and track and field. It also includes a stadium and two venues designed for cheerleading, dance competitions and other indoor sports.
Other recreational amenities and activities available at the Walt Disney World Resort include three championship golf courses, miniature golf courses, full-service spas, tennis, sailing, swimming, horseback riding and a number of other sports and leisure time activities. The resort also includes two water parks: Disney’s Blizzard Beach and Disney’s Typhoon Lagoon.

Disneyland Resort
The Disneyland Resort is located in Anaheim, California on approximately 550 acres of land. The resort includes two theme parks (Disneyland and Disney California Adventure), three hotels and a retail, dining and entertainment complex (Downtown Disney).
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
Hotels, Vacation Club Units and Other Resort Facilities — As of September 27, 2025, the Company owned and operated three resort hotels and vacation club properties at the Disneyland Resort, with approximately 2,400 rooms and 180 vacation club units. Resort facilities included approximately 170,000 square feet of conference meeting space.
Downtown Disney is an approximately 15-acre themed retail, dining and entertainment complex with approximately 40 venues including the World of Disney retail store, which includes approximately 25,000 square feet of retail space. Most of the offerings at Downtown Disney are operated by third parties that pay rent to the Company.
Disneyland Paris
Disneyland Paris is located approximately 20 miles east of Paris, France in Marne-la-Vallée on a 5,200-acre site that is being developed by Disneyland Paris pursuant to a master agreement with French governmental authorities. To date, approximately two-thirds of the site has been developed including properties owned and operated by third parties and a planned community (Val d’Europe). Disneyland Paris’ operations include two theme parks (Disneyland Park and Walt Disney Studios Park); seven themed resort hotels; two convention centers; and a retail, dining and entertainment complex (Disney Village).
Disneyland Park — Disneyland Park consists of five themed areas: Adventureland, Discoveryland, Fantasyland, Frontierland and Main Street USA. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences.
Walt Disney Studios Park — Walt Disney Studios Park includes four themed areas: Front Lot, World Premiere Plaza, Worlds of Pixar and Avengers Campus. These areas include themed attractions, restaurants, merchandise shops and entertainment experiences. Walt Disney Studios Park is undergoing a multi-year expansion that will include a new themed area based on Frozen, which is planned to open in 2026 and coincide with the renaming of Walt Disney Studios Park to Disney Adventure World.
Hotels and Other Facilities — Disneyland Paris operates seven resort hotels, with approximately 5,750 rooms and 250,000 square feet of conference meeting space.
Disney Village is an approximately 500,000-square-foot themed retail, dining and entertainment complex. Construction is currently underway on a multi-year transformation of Disney Village. Several of the offerings at Disney Village are operated by third parties that pay rent to the Company.
Val d’Europe is a planned community near Disneyland Paris that is being developed in phases. Val d’Europe currently includes a regional train station, hotels and a town center consisting of a shopping center as well as office, commercial and residential space. Third parties operate these developments on land leased or purchased from the Company.
Hong Kong Disneyland Resort
The Company owns a 48% interest in Hong Kong Disneyland Resort and the Government of the Hong Kong Special Administrative Region (HKSAR) owns a 52% interest. The resort is located on Lantau Island on 310 acres of land and is in close proximity to the Hong Kong International Airport and the Hong Kong-Zhuhai-Macau Bridge. Hong Kong Disneyland Resort includes one theme park and three themed resort hotels. A separate Hong Kong subsidiary of the Company is responsible for managing Hong Kong Disneyland Resort. The Company is entitled to receive royalties and management fees based on the revenues and operating performance, respectively, of Hong Kong Disneyland Resort.
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
Shanghai Disneyland — Shanghai Disneyland consists of eight themed areas: Adventure Isle, Fantasyland, Gardens of Imagination, Mickey Avenue, Tomorrowland, Toy Story Land, Treasure Cove and Zootopia. These areas feature themed attractions, shows, restaurants, merchandise shops and entertainment experiences.
Hotels and Other Facilities — Shanghai Disneyland Resort includes two themed hotels with approximately 1,200 rooms. Disneytown is an 11-acre outdoor complex of retail, dining, and entertainment venues located adjacent to Shanghai Disneyland. Most of the offerings at Disneytown are operated by third parties that pay rent to Shanghai Disney Resort. A third themed hotel, which will have approximately 400 rooms, is currently under construction.
Tokyo Disney Resort
Tokyo Disney Resort is located six miles east of downtown Tokyo, Japan, on 494 acres of land. The Company earns royalties on revenues generated by the Tokyo Disney Resort, which is owned and operated by Oriental Land Co., Ltd. (OLC), a third-party Japanese corporation. The resort includes two theme parks (Tokyo Disneyland and Tokyo DisneySea); hotels; a retail, dining and entertainment complex (Ikspiari); and Bon Voyage, a Disney-themed merchandise location.
Tokyo Disneyland — Tokyo Disneyland consists of seven themed areas: Adventureland, Critter Country, Fantasyland, Tomorrowland, Toontown, Westernland and World Bazaar.
Tokyo DisneySea — Tokyo DisneySea is divided into eight “ports of call,” including American Waterfront, Arabian Coast, Lost River Delta, Mediterranean Harbor, Mermaid Lagoon, Mysterious Island, Port Discovery and Fantasy Springs.
Hotels and Other Resort Facilities — Tokyo Disney Resort includes six Disney-branded hotels, with approximately 3,500 rooms and a monorail, which links the theme parks and resort hotels with Ikspiari.
Abu Dhabi Resort
In May 2025, the Company and Miral LLC (Miral) agreed to create a Disney-branded theme park and resort in Abu Dhabi, United Arab Emirates, to be built and operated by Miral. The Company will license its IP for the operation of the resort and provide certain development and management services. The Company will earn royalties based on the resort’s revenues and fees for development and management services. The Company will not provide capital for the development and operation of the resort. The development of the resort is subject to finalizing agreements among the parties.
Disney Cruise Line
Disney Cruise Line operates six ships out of ports in North America, Europe and the South Pacific which cater to families, children, teenagers and adults, with themed areas and activities for each group. The Disney Magic and the Disney Wonder are 85,000-ton 875-stateroom ships; the Disney Dream and the Disney Fantasy are 130,000-ton 1,250-stateroom ships; and the Disney Wish and the Disney Treasure are 140,000-ton 1,250-stateroom ships. Many cruises include a visit to Disney Castaway Cay, a 1,000-acre private Bahamian island, and/or Disney Lookout Cay at Lighthouse Point, which is located on approximately 600 acres of land on the island of Eleuthera.
In fiscal 2026, Disney Cruise Line will add two new ships, the Disney Destiny and the Disney Adventure. The Disney Destiny will be approximately 140,000 tons with 1,250 staterooms and is scheduled to begin sailing on November 20, 2025 in North America. The Disney Adventure will be approximately 200,000 tons with approximately 2,100 staterooms and is scheduled to begin sailing in March 2026 in Southeast Asia.
Between calendar years 2027 and 2031, Disney Cruise Line plans to launch four additional cruise ships, all of which are currently under contract to be built.
The Company has a licensing agreement with OLC, under which OLC will own and operate a Disney-branded cruise ship based in Japan. This ship is currently under construction, with sailings expected to commence by 2029. The Company will earn royalties on revenues generated by OLC.

Disney Vacation Club (DVC)
DVC offers ownership interests in 17 resort properties located at the Walt Disney World Resort; Disneyland Resort; Aulani, a Disney Resort & Spa in Hawaii; Vero Beach, Florida; and Hilton Head Island, South Carolina. Available units are offered for sale under vacation ownership plans and are operated as hotel rooms when not occupied by DVC members.
Aulani, a Disney Resort & Spa is a family resort on a 21 acre oceanfront property on Oahu, Hawaii featuring approximately 480 vacation club units, 350 hotel rooms, an 18,000-square-foot spa and 12,000 square feet of conference meeting space.
DVC had a total of approximately 4,700 (two-bedroom equivalent) vacation club units as of fiscal year end 2025. Development is underway at Disney Lakeshore Lodge, which is projected to open in 2027, and will include approximately 430 vacation club units.
Adventures by Disney and National Geographic Expeditions
Adventures by Disney and National Geographic Expeditions offer guided tour packages around the world, predominantly at third party locations.
Storyliving by Disney
The Company is collaborating with developers to build Storyliving by Disney residential communities: Cotino in Rancho Mirage, California; and Asteria in Pittsboro, North Carolina. The communities are currently under development.
Consumer Products
Licensing
The Company’s merchandise licensing operations cover a diverse range of product categories, including: toys, apparel, games, home décor and furnishings, accessories, health and beauty, food, stationery, footwear and consumer electronics. The Company licenses characters from its film, television and other properties for use on third-party products in these categories and earns royalties, which are usually based on a fixed percentage of the wholesale or retail selling price of the products and often include minimum guarantee payments from the licensees. Major properties licensed by the Company include: Mickey and Friends, Lilo & Stitch, Star Wars, Spider-Man, Disney Princess, Frozen, Avengers, Winnie the Pooh and Toy Story.
Retail
The Company sells Disney-, Marvel-, Pixar- and Star Wars-branded products through Disney Store internet sites and retail locations. At fiscal year end 2025, the Company operated approximately 40 stores in Japan, 20 stores in North America, two stores in Europe and one store in China.
The Company creates, distributes and publishes a variety of products, primarily children’s books and comic books, in multiple countries and languages based on the Company’s branded franchises.
Competition and Seasonality
The Company’s Parks & Experiences businesses compete with other forms of entertainment, lodging, tourism and recreational activities. The profitability of the leisure-time industry may be influenced by various factors that are not directly controllable, such as economic conditions including business cycle and exchange rate fluctuations, health concerns, the political environment, travel industry trends, amount of available leisure time, oil and transportation prices, weather patterns and natural disasters. The licensing and retail business competes with other licensors, retailers and publishers of character, brand and celebrity names, as well as other licensors, publishers and developers of game software, online video content, websites, other types of home entertainment and retailers of toys and kids merchandise.
All of the Parks & Experiences businesses are operated on a year-round basis. Typically, theme park attendance and resort occupancy fluctuate based on the seasonal nature of vacation travel and leisure activities, the opening of new guest offerings and pricing and promotional offers. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. In addition, theme park and resort revenues may be higher during significant celebrations such as theme park or character anniversaries and lower in the periods following such celebrations. The licensing, retail and wholesale businesses are influenced by seasonal consumer purchasing behavior, which generally results in higher revenues during the Company’s first and fourth fiscal quarter, and by the timing and performance of theatrical and game releases and direct-to-consumer programming.
INDIA JOINT VENTURE
On November 14, 2024, the Company and Reliance Industries Limited (RIL) formed a joint venture (the India joint venture) that combined the Company’s Star-branded and other general entertainment and sports television channels and Disney+ Hotstar direct-to-consumer service in India (Star India) with certain media and entertainment businesses controlled by

RIL (the Star India Transaction). The Company owns 37% of the India joint venture and recognizes its share of the joint venture’s results in “Equity in the income of investees” in the Company’s Consolidated Statement of Income. Star India results through November 14, 2024 were consolidated in the Company’s financial results. See Note 4 of the Consolidated Financial Statements for additional information.
HUMAN CAPITAL
The Company seeks to attract, retain and develop the highest quality talent. The Company’s human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing workforce; engage employees as brand ambassadors of the Company and evolve and invest in technology, tools and resources to enable employees at work.
The Company employed approximately 231,000 people as of fiscal year end 2025, of which approximately 172,000 were employed in the U.S. and approximately 59,000 were employed outside the U.S. Our global workforce comprises approximately 76% full-time and 16% part-time employees, with another 8% being seasonal employees. A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations.
Some of our key programs and initiatives to attract, develop and retain our workforce include:
•Health, financial, family resources, well-being and other benefits: Disney’s benefit offerings are designed to meet the varied and evolving needs of our employees and their families. These benefit offerings for eligible employees include:
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
◦Our professional development programs are designed to support the career aspirations of our employees. In fiscal 2025, we launched new leadership development opportunities, including new professional coaching opportunities.
◦Our education investment program, Disney Aspire, offers assistance for tuition, books and fees to eligible participating employees at a variety of in-network learning providers and universities at levels ranging from high school completion to undergraduate degrees.
•Social Impact: The Company has a longstanding commitment to social impact by supporting children and communities through our philanthropic efforts, including through our support of wish granting and children’s hospitals. We also support communities in which we operate and the contributions of our employees. The Company supports employees who make monetary donations to eligible nonprofits with a generous U.S. matching gifts program. In addition, through the Disney VoluntEARS program, we encourage employees to donate their time and talents to their local communities and provide grants that allow eligible employees to direct donations from the Company to nonprofits of their choosing as a benefit for the time they spend volunteering.
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
•Foreign ownership. The Communications Act generally restricts foreign individuals or entities from collectively owning more than 25% of the voting or equity interest in a U.S. entity that controls a broadcast television licensee. FCC approval is required to exceed the 25% threshold.
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
International Content Regulation
The laws and regulations in many international jurisdictions in which we operate require our linear networks or our DTC streaming services to include a certain amount of programming produced in specific jurisdictions or languages or require us to invest specified amounts of our revenues in local content or to acquire content produced by local independent production companies. In addition, some countries regulate the content of films and television programming, which can impact our ability to distribute certain content in those jurisdictions or can require us to make adjustments to the films or programming. These laws and regulations increase our costs and impact the way we operate our DTC streaming services and linear networks and the distribution of our films and programming in these markets.
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
RISKS RELATED TO OUR BUSINESSES AND INDUSTRY
Declines in U.S., global and regional economic conditions adversely affect our results of operations and financial condition.
Declines in U.S., global and regional economic conditions, such as recessions, other less severe slowdowns in economic activity and/or inflationary conditions typically adversely affect demand for our products and services and/or costs to operate our businesses, reducing our revenue and earnings. While a number of different factors affect the demand for our products and services, actual or perceived declines in economic conditions typically have impacts across our businesses, including, among others, lower attendance and spending at our parks and experiences businesses, fees received for our cable programming and DTC services, including as a result of declines in subscription levels, purchases of and prices for advertising on our DTC services and linear networks or licensing fees, while in the case of inflationary conditions, also increasing the prices we pay for goods, services and labor, as well as typically our borrowing costs due to elevated interest rates, making it more difficult to obtain financing for our operations and investments on favorable terms. Even when inflationary pressures moderate, we expect certain costs, such as for labor, to remain elevated. In addition, an increase in price levels generally, or in price levels in a particular sector, could result in a shift in consumer demand away from the entertainment and experiences we offer, which could also adversely affect our revenues, while at the same time, increase our costs. A decline in economic conditions or a failure of conditions to improve as anticipated could impact implementation or success of our business plans, such as our investment plans for our Experiences segment, plans for our DTC ad-supported services, enhancements, product offerings, pricing structure and price increases and plans for strategic investments. Unfavorable economic conditions also impair the ability of those with whom we do business to satisfy their obligations to us. The adverse impact on our businesses of actual or perceived declines in economic conditions or a failure of conditions to improve as anticipated depends, in part, on their severity and duration, and our ability to mitigate these impacts on our businesses is limited.
Fluctuations in foreign currency exchange rates impact our results of operations, including our revenues and costs.
Fluctuations in foreign currency exchange rates against the U.S. dollar impact our results of operations, including by impacting the cost in U.S. dollars of providing our goods and services, our revenues in U.S. dollars generated by our international businesses and the international demand for our domestic products and services. An increase or sustained strength in the value of the U.S. dollar adversely impacts the U.S. dollar value of revenue we receive and expect to receive from other markets and contributes to reduced international demand for our domestic products and services, including international travel to our domestic parks and resorts. A decrease or sustained weakness in the value of the U.S. dollar often increases the cost of labor, goods and services in, or originating from, as applicable, non-U.S. markets. Although we hedge exposure to fluctuations in certain foreign currencies, any such hedging activity may not substantially offset the negative financial impact of exchange rate fluctuations and is not expected to offset all such negative financial impact, particularly in periods of sustained U.S. dollar strength or weakness relative to multiple foreign currencies. Further, economic or political conditions in certain countries outside the U.S. also limit, our ability to hedge exposure to currency fluctuations in those countries or our ability to repatriate revenue from those countries.
Changes in technology, in consumer consumption patterns and in how entertainment products and services are created affect demand for, the revenue we can generate from and the cost of producing or distributing our entertainment offerings and our results of operations.
The media entertainment and technology businesses in which we participate increasingly depend on our ability to successfully adapt to new technologies, including shifting patterns of content consumption and how entertainment products and services are generated. New technologies affect the demand for our products and services, the manner in which our entertainment offerings are distributed to consumers, the ways we charge for and receive revenue for our entertainment products and services and the stability of those revenue streams, the sources and nature of competing entertainment offerings, the time and manner in which consumers acquire and view some of our entertainment offerings and the options available to advertisers for reaching their desired audiences. These developments have impacted the business model for certain traditional forms of distribution, as evidenced by the industry-wide decline in ratings for broadcast and cable television, the reduction in demand for home entertainment sales of theatrical content, the development of alternative distribution channels for broadcast and cable programming and declines in subscriber levels for traditional cable channels. In addition, the implementation of our DTC strategy may further contribute to such declines. These developments have decreased advertising and affiliate revenue at some of our linear networks and have led, and may lead in the future, to the impairment of the value of certain of our assets. In addition, theater-going to watch movies has remained below levels that existed prior to the COVID-19 pandemic.
Regulations governing new technological developments, such as developments in artificial intelligence (AI), including generative AI and large language model tools, remain unsettled, and these developments may affect aspects of our existing business models, including revenue streams for the use of our IP, how we create our entertainment offerings and the competition we face. In order to respond to the impact of new technologies on our businesses, we regularly consider, and from time to time implement, new initiatives and changes to our business models, including by developing and investing in DTC streaming services and content offerings and new media offerings. There can be no assurance that our DTC offerings, new media offerings and other efforts will successfully respond to technological changes. In addition, declines in certain traditional forms of distribution impact the cost of content allocable to our DTC offerings. As part of our DTC strategy, we forgo revenue from certain traditional sources. Initially, our DTC streaming services experienced significant losses. There can be no assurance that the DTC model and other business models we may develop will each be or remain profitable or be as profitable over the long term as our historic business models.
We face risks relating to misalignment with public and consumer tastes and preferences for entertainment, travel and consumer products, which impacts demand for our entertainment offerings and products and services and our results of operations.
Our businesses create entertainment, travel and consumer products, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of our businesses depends on our ability to consistently produce compelling creative content, which may be distributed, among other ways, through DTC services, linear networks and theaters and used in theme park attractions, hotels and other resort facilities and travel experiences and consumer products. Such distribution must meet the changing preferences of the broad consumer market and respond to competition from an expanding array of choices facilitated by technological developments in the delivery of content. The success of our theme parks, resorts, cruise ships and experiences, as well as our theatrical releases, depends on demand for out-of-home entertainment experiences. Demand for certain out-of-home entertainment experiences, such as theater-going to watch movies, has not returned to levels that existed prior to the COVID-19 pandemic. In addition, as a global entertainment company with a global consumer base, the success of our businesses depends on our ability to predict and adapt to constantly evolving and often divergent consumer tastes and preferences across various domestic and international markets. Evolving tourist preferences regarding travel to destinations in the U.S. and other geographical regions where our parks and experiences businesses operate sometimes affect travel to those businesses. Moreover, we must often make substantial investments in content production and acquisition, acquisition of sports and other programming rights, theme park attractions, cruise ships or hotels and other facilities or customer facing platforms before we know the extent to which these products will earn consumer acceptance, and the market, economic or social conditions are sometimes significantly different from the ones we anticipated at the time of the investment decisions. Further, preferences of some consumers are affected by their perceptions of our position on matters of public interest, including regarding environmental and social issues, and such perceptions sometimes lead to consumer boycotts. Generally, our results of operations and financial condition are adversely impacted when our entertainment offerings and products and services, as well as our methods to make our offerings and products and services available to consumers, do not align with constantly evolving and often conflicting consumer preferences and tastes or achieve sufficient consumer acceptance.
A variety of uncontrollable events disrupt our businesses, reduce demand for or consumption of our products and services, impair our ability to provide our products and services or increase the cost of providing our products and services, adversely impacting our results of operations and financial condition.
The operation of, and demand for and consumption of our products and services, particularly our parks and experiences businesses, are highly dependent on the general environment for travel and tourism, including in the specific regions in which our parks and experiences businesses operate. In addition, we have extensive international operations, including our international theme parks and resorts, which are dependent on domestic and international regulations consistent with trade and investment in those regions. The operation of our businesses, the environment for travel and tourism, the demand for and consumption of our other products and services and ultimately our results of operations and financial condition are subject to adverse impacts from a variety of factors beyond our control in the U.S., globally or in specific geographic regions around the world where we operate, including: health concerns; adverse weather conditions arising from short-term weather patterns or long-term climate change, including longer and more regular excessive heat conditions, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, wildfires, typhoons, floods, droughts, tsunamis and earthquakes); international, political or military developments, including tariffs and other trade and international disputes and social unrest; legal and regulatory developments; macroeconomic conditions, including a decline in economic activity, inflation and foreign exchange rates; and terrorist attacks. These events and others, such as fluctuations in travel and energy costs, supply chain disruptions and malware and other cyber-related attacks or intrusions or other widespread computing, telecommunications or payment processing failures, from time to time disrupt our ability to provide our products and services, raise the cost of providing our products and services and in certain instances affect our ability to obtain insurance coverage with respect to some of these events. An incident or other event that affected our property directly, including a security incident, earthquake or hurricane, would have a direct impact on our ability to provide products and services and could result in closure of impacted operations or have an extended effect of discouraging consumers from attending our facilities. Moreover, we incur costs to protect against such incidents.
For example, COVID-19 and measures to prevent its spread impacted our businesses in a number of ways, including the closure of our theme parks and resorts, suspension of cruise ship sailings and guided tours, delayed, or in some cases, shortened or canceled, theatrical releases and disruptions in the production and availability of content, significantly reducing revenues across all of our segments. Certain of our business operations have been temporarily disrupted by payment processing outages and widespread computing failures. Hurricanes have caused park closures and other impacts to the operations of Walt Disney World Resort, adversely affecting segment results, and may do so in the future. The Company has ceased certain operations in certain regions, including in response to sanctions, trade restrictions and related developments, resulting in impairment charges.
In addition, we derive affiliate fees and royalties from the distribution of our programming, sales of our licensed products and services by third parties, and the management of businesses operated under brands licensed from the Company and advertising revenues from the purchase of advertising on our various platforms, including DTC services and linear networks, and we are therefore dependent on the successes of those third parties for that portion of our revenue. Our results of operations could be adversely impacted by a significant contraction of distribution channels for our products and services, including through third-party licensees or sellers of our licensed goods and services, or a contraction in the number or kind of advertisers purchasing advertising on our platforms, including as a result of legal or regulatory developments. In addition, third-party suppliers provide products and services essential to the operation of a number of our businesses. A wide variety of factors could influence the success of those third parties and if negative factors significantly impacted a sufficient number of those third parties or materially impacted a supplier of a significant product or service, our results of operations could be adversely affected. In specific geographic markets, we have experienced delayed and/or partial payments from certain third parties due to liquidity issues.
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
We face risks related to changes in our business strategies and plans, which have affected and may continue to affect our cost structure, the value of our assets and/or our results of operations.
We adjust our business strategies and plans from time to time in connection with changes in senior management and in our efforts to respond to changes in technology, consumer purchasing and consumption patterns, acceptance of our entertainment offerings, the market for advertising, macroeconomic conditions and other changes in the business environment. For example, in October 2025, we completed a combination of certain Hulu Live TV assets with Fubo to acquire a 70% interest in Fubo; in fiscal 2025, we announced plans for ESPN to acquire the NFL Network and certain other media assets owned and controlled by the NFL in exchange for a 10% noncontrolling interest in ESPN; in fiscal 2024, we transferred Star India into a joint venture and recorded related impairment charges and announced an investment in a multi-year project with Epic Games; in fiscal 2023, we reorganized our media and entertainment operations, which had been previously reported in one segment, into two segments, Entertainment and Sports; in fiscal 2023 we announced that we would review content, primarily on our DTC services, for alignment with a strategic change in our approach to content curation, resulting in removal of certain content from our platforms and related impairment charges; and from time to time, we announce exploration of new types of businesses. Our new business strategies and plans are, among other things, subject to execution risk and may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value, and over the long term could be less successful than our prior strategies and plans. For example, the cost of executing on our DTC strategy may continue to grow or be reduced more slowly than anticipated, which may impact our distribution strategy across businesses/distribution platforms, the types of content we distribute through various businesses/distribution platforms, the timing and sequencing of content windows and ultimately, the financial results of our DTC services and other businesses/distribution platforms.
In addition, changing technology, consumer purchasing patterns and acceptance of content offerings and macroeconomic conditions may impair the value of our assets. We incur costs in connection with changes to our business strategy and plans and have needed and may in the future need to write-down the value of our assets. Among other assets, in connection with changes in strategy, we have impaired the value of our content primarily at our DTC services and goodwill and intangible assets at our linear networks and impaired the value of certain of our retail store assets and certain hotel experiences assets. We may write down other assets as our strategy evolves to account for the business environment.
We also make investments in existing or new businesses, including investments in international expansion of our business and in new business lines. For example, in recent years, we have expanded our fleet of cruise ships, with announced plans for further fleet expansion, and increased investment in our parks and resorts; completed the acquisition of Hulu and of a 70% interest in Fubo; and made substantial investments related to DTC offerings. The ultimate success of these investments is uncertain, some of these and future investments may ultimately result in returns that are negative or lower than anticipated, and these investments may negatively impact the resources available to our other businesses and ultimately, our results of operations. In addition, our costs increase in connection with these investments, and we may have significant charges associated with the write-down of assets if the investments are not as successful as anticipated. Over the long term, our new strategies could be less successful than previous strategies. Even if our strategies are effective in the long term, our new offerings generally negatively impact results of operations in the short term, results of our new offerings are unlikely to be even quarter over quarter and we may not expand into new markets as or when anticipated. Our ability to forecast for new businesses is impacted by our lack of experience operating in those new businesses, speed with which the competitive landscape changes, volatility beyond our control (such as the events beyond our control noted above) and our ability to obtain or develop the content and rights on which our projections are based. Accordingly, we may not achieve our forecasted outcomes.
Increased competitive pressures impact our revenues, increase our costs and impact our results of operations.
We face substantial competition in each of our businesses from alternative providers of the products and services we offer and from other forms of entertainment, lodging, tourism and recreational activities. This includes, among other types, competition for personnel, content and other resources we require in operating our businesses. For example:
•Our programming and production operations compete to obtain creative, performing, production and business talent, sports and other programming, story properties, advertiser support, production facilities and market share with traditional and new media platforms, including other video-on-demand services and sources of broadband delivered content, studio operators and television networks.
•Our linear networks and DTC streaming services compete for viewers and subscribers with an increasing number of competitors, including other DTC and linear offerings, all other forms of media and all other forms of entertainment, as well as for technology, creative, performing and business talent and for content.
•Our linear networks, television stations and DTC services compete for the sale of advertising time with traditional and new media platforms, including other television and video-on-demand services and various forms of internet and mobile delivered platforms and content, which offer advertising delivery technologies that are more targeted than can be achieved through traditional means, as well as with other forms of advertising.
•Our linear networks compete for carriage of their programming with other programming providers.
•Our theme parks, resorts and experiences compete for guests with other theme parks and resorts, all other forms of entertainment, lodging, tourism and recreation activities and compete for technology, creative, performing and business talent, including with other theme park and resort operators.
•Our content sales/licensing operations, including theatrical releases, compete for customers with all other forms of entertainment.
•Our consumer products business competes with other licensors and creators of IP.
Competition for the acquisition of resources sometimes further increases the cost of producing our products and services; changes the composition of our offerings, including sports; deprives us of talent needed for our entertainment and experiences businesses, which talent is necessary to produce high quality creative material; increases employee turnover and staffing instability; and increases our labor costs. Competition also reduces, or limits growth in, prices for our products and services, including advertising rates and subscription fees at our linear networks and DTC offerings, parks and resorts admissions and room rates and prices for consumer products from which we derive licensing revenues. For example, our advertising revenue is negatively impacted by the increased supply of advertising tools and platforms on which to place advertising, including search, social media, online marketplaces and other ad-supported DTC services, which depresses advertising rates across our DTC streaming services and linear networks and creates demand uncertainty.
Technological developments, including developments in generative AI tools that can be used to create competing low-cost content and products, and changes in market structure, including consolidation of suppliers of resources and distribution channels, increase competition in these areas. Increased competition raises the cost of programming, including for sports and other products, and diverts consumers from our offerings to other products and services or other forms of entertainment and experiences. In addition, given the nature of travel planning, consumers sometimes delay travel to our theme parks and resorts in connection with planned major product launches of regional travel industry competitors. Each of these competitive pressures could reduce our revenue and increase our marketing and other costs.

We face risks related to the renewal of long-term programming or distribution contracts on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we renew or renegotiate the contracts, which from time to time has led to service blackouts when distribution contracts expired before renewal terms were agreed. We may lose programming rights or distribution rights if we are unable to renew these contracts on acceptable terms. Renewal negotiations with certain MVPDs for distribution contracts scheduled to expire in fiscal 2026 could lead to temporary or longer-term service blackouts, negatively impacting our results of operations. On October 30, 2025, the Company’s channels were removed from YouTube TV following the expiration of the parties’ distribution contract without agreement on renewal terms, and the Company cannot predict how long this service blackout will last or reasonably estimate the adverse impact on our results of operations. Further, as a result, our portfolio of acquired programming rights, such as sporting events, and the distributors of our programming and the portfolio of programming rights our distributors acquire have changed and will continue to change over time. Even if these contracts are renewed, the cost of obtaining certain programming rights has increased and may continue to increase (or increase at faster rates than our historical experience) and programming distributors demand terms (including with respect to the pricing for, and the nature and amount of, programming distributed) that reduce our revenue from distribution of programs or increase revenue at slower rates than our historical experience. For example, the terms of certain renewals of carriage agreements have included fewer of our linear networks or the opportunity to offer multiple genre-specific bundle options of fewer than all our linear networks while providing for certain of our DTC streaming services to be made available to the distributor’s subscribers. Moreover, our ability to renew these contracts on favorable terms is affected by a number of factors, such as consolidation in the market for program distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and programming rights costs increases, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
We face risks related to environmental, social and governance matters and related reporting obligations.
Domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability, climate change, human rights and human capital management, have been adopted or are under consideration, some of which include specific, target-driven disclosure requirements or obligations. Responding to these laws and regulations has increased our compliance costs, including from increased investment in technology and appropriate expertise and has required the implementation of new reporting processes, entailing additional compliance risk.
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
Our reputation and globally recognizable brands are integral to the success of our businesses. Because our brands engage consumers across our businesses, some types of damage to our reputation or brands have an impact on all of our businesses. Because some of our brands are globally recognized, some types of brand damage are not locally contained. Maintenance of the reputation of our Company and brands depends on many factors, including the quality of our offerings, maintenance of trust with our customers and our ability to successfully innovate. In addition, we may pursue brand or product integration combining previously separate brands or products targeting different audiences under one brand or pursue other business initiatives inconsistent with one or more of our brands, and there is no assurance that these initiatives will be accepted by our customers and not adversely impact one or more of our brands. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners, business decisions, social responsibility and culture, which may be amplified by social media, adversely impact our brands or reputation, even if such claims are untrue. From time to time, these negative claims and publicity have led, and may lead in the future, to calls for consumer or other action, including boycotts, litigation, investigations or regulatory actions. These negative perceptions and other damage to our reputation or brands could persist, negatively impacting our sales, business opportunities, results of operations, financial condition and price of our common stock.
Various risks may impact the success of our DTC streaming services.
The success of our DTC streaming services will be impacted by the success of our content curation and investment decisions and ability to offer compelling content and product features; our ability to grow subscription and advertising revenues, including by increasing subscriber and viewership levels and managing churn; our pricing, bundling, product features and content distribution determinations, including across windows; and our ability to contain costs. The initial costs of marketing campaigns are generally recognized in the business of initial exploitation, and amortization of capitalized production costs and licensed programming rights are generally allocated across businesses based on the estimated relative value of the distribution windows. Accordingly, our distribution determinations impact the costs of each business, including the applicable DTC service. There are a number of competing DTC businesses. Consumers may not be willing to pay for an expanding set of DTC services at increasing prices, potentially exacerbated by challenging economic conditions, such as during periods of high inflation or declines in economic activity. In addition, such economic conditions negatively impact the purchase of and price for advertising on our DTC streaming services. We face competition for creative talent and sports and other programming rights and are sometimes not successful in recruiting and retaining talent and obtaining desired programming rights and face increased costs to do so. We have experienced flat subscriber growth or net losses of subscribers in periods. Our content does not always successfully attract and retain subscribers in the quantities that we expect. Our content is subject to cost pressures and may cost more than we expect. We may not successfully manage our costs to meet our goals. Government regulations, including revised foreign content and ownership regulations as well as government-imposed content restrictions, impact the implementation of our DTC business plans and increase our costs. The highly competitive environment in which we operate puts pricing pressure on our DTC offerings and may require us to lower our prices or not increase our prices to attract or retain customers or lead to higher churn rates. These and other risks may impact the success of our DTC streaming services and our results of operations.
Potential credit ratings actions, increases in interest rates, volatility in the U.S. and global financial markets or periods of elevated indebtedness could impede access to, or increase the cost of, financing our operations and investments and have the effect of decreasing of business flexibility.
Our borrowing costs have been and can be affected by short- and long-term debt ratings assigned by nationally recognized ratings agencies that are based, in part, on the Company’s performance as measured by credit metrics such as leverage and interest coverage ratios. For example, our elevated indebtedness and leverage ratios in response to the financial impact of COVID-19 on our businesses resulted in certain rating agencies downgrading our debt ratings. As of September 27, 2025, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively; and S&P Global Ratings’ long- and short-term debt ratings for the Company were A and A-1 (Stable), respectively. Any future downgrades could increase our cost of borrowing and/or make it more difficult for us to obtain financing on acceptable terms.
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
Further, periods of elevated indebtedness could have the effect of, among other things, reducing our financial flexibility and our ability to respond to changing business and economic conditions and other uncontrollable events, including by reducing funds available for investments, capital expenditures, share repurchases and dividends and other activities, and putting us at a competitive disadvantage relative to companies with lower debt levels.
Labor disputes disrupt our operations and adversely affect the profitability of our businesses.
A significant number of employees in various parts of our businesses, including employees of our theme parks, and writers, directors, actors and production personnel for our productions are covered by collective bargaining agreements. In addition, some of our employees outside the U.S. are represented by works councils, trade unions or other employee associations. Further, some employees of licensees who manufacture and retailers who sell our licensed consumer products, and employees of providers of programming content (such as sports leagues) are covered by labor agreements with their employers. From time to time, collective bargaining agreements and other labor agreements expire, requiring renegotiation of their terms. In general, labor disputes and work stoppages involving our employees; persons employed on our productions; athletes or others employed by, or otherwise connected with, sports leagues or organizers; or the employees of our licensees or retailers who sell our licensed consumer products or providers of programming content may disrupt or lead to closure of certain operations and reduce our revenues and the profitability of our businesses. For example, in fiscal 2023, members of the Writers Guild of America (WGA) commenced a work stoppage, which lasted for almost five months, and members of SAG-AFTRA, the union representing television and movie actors, also commenced a work stoppage, which lasted for almost four months. These work stoppages affected our productions and the pipeline for programming and theatrical releases, which resulted in reduced revenue for the impacted businesses. The resulting collective bargaining agreements with these and other entertainment guilds, some of which are scheduled to expire in fiscal 2026, and with certain labor unions at our domestic parks and resorts will increase our costs to create our content and to operate our domestic parks and resorts, respectively. As a general matter, resolution of labor disputes and negotiation of new collective bargaining agreements, including as a result of rate increases and other changes to employee benefits, has in the past increased our costs and may increase our costs in the future.

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
•Revenues from television networks and stations are subject to seasonal and other cyclical advertising patterns and changes in viewership levels, including related to certain sporting events. In general, domestic general entertainment linear networks advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months, domestic advertising revenues are typically higher during election cycles and sports advertising revenues are impacted by the timing of sports seasons and events, which varies throughout the year and/or take place periodically.
•Revenues from content sales/licensing fluctuate due to the timing of content releases across various distribution markets. Release dates and methods are determined by a number of factors, including, among others, competition, and the timing of vacation and holiday periods.
•DTC revenues fluctuate based on changes in the number of subscribers, mix of subscribers to different offerings and subscriber fees; viewership levels; and the demand for sports and film and television content. Each of these is sensitive to the availability of content, which varies from time to time throughout the year based on, among other things, sports seasons, content production schedules and sports league work stoppages.
Accordingly, negative impacts on our business occurring during a time of typical high seasonal demand such as our park closures due to hurricane damage during the summer travel season or other high seasons, could have a disproportionate effect on the results of that business for the year.
Our operations are impacted by our ability to attract and retain employees and costs of employee wages and health, welfare and retirement benefits, including postretirement medical benefits for some employees and retirees, may negatively impact our results of operations and financial condition.
With approximately 231,000 employees, the success of our businesses is substantially affected by our ability to attract and retain a workforce with the necessary skills for our varied businesses, including executing successfully on succession planning for the talent at all levels necessary to advance the Company’s key objectives and strategies. Further, our results of operations are substantially affected by labor costs, including wages and our health, welfare and retirement benefits, including the costs of medical benefits for current employees and the costs of postretirement medical benefits for some current employees and retirees. We may experience significant increases in these costs as a result of macroeconomic, regulatory, competitive and other factors. For example, labor costs in our parks and resorts have increased, and we expect will continue to increase, as a result of collective bargaining agreements and wage laws and regulations where we operate. Further, the cost of providing medical insurance and other medical benefits for our employees have increased, and we expect will continue to increase. In addition, for benefits provided to certain employees, changes in asset values, investment returns and discount rates used to calculate pension and postretirement medical expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs in some years. These factors may also increase future funding requirements for these benefit plans. There can be no assurance that we will succeed in attracting and retaining the human resources necessary for the success of our businesses or in limiting cost increases from wages and other employee benefits, negatively impacting our results of operations and financial condition.
RISKS RELATED TO INTELLECTUAL PROPERTY, LITIGATION, CYBERSECURITY AND REGULATORY REQUIREMENTS
The success of our businesses is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.
The value to us of our IP is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. Where those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our IP may decrease, or the cost of obtaining and maintaining rights may increase. In the United States and countries that look to the United States copyright term when shorter than their own, the copyright term for early works and the specific early versions of characters depicted in those works expires at the end of the 95th calendar year after the date the copyright was originally secured in the United States. The terms of some copyrights for IP related to some of our products and services have expired, and other copyrights will expire in the future. For example, the copyright term for the short film Steamboat Willie (1928) and early versions of characters depicted in this film have expired. As copyrights expire, we expect that revenues generated from such IP will be negatively impacted to some extent.
The unauthorized use of our IP typically increases our costs, including in connection with our efforts to protect rights in our IP, and may reduce our revenues. The convergence of computing, communications and entertainment devices, increased broadband internet speed and penetration, increased availability and speed of mobile data transmission and increasingly sophisticated attempts to obtain unauthorized access to data systems have made the unauthorized digital copying and distribution of our films, television productions and other creative works easier and faster and protection and the enforcement of IP rights more challenging. The unauthorized distribution and access to entertainment content generally continues to be a significant challenge for IP rights holders. Further, the availability of certain AI tools has facilitated the creation of infringing works based on the unauthorized use of our IP. Inadequate laws or weak enforcement mechanisms to protect entertainment industry IP in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its IP rights. Distribution innovations have increased opportunities to access content in unauthorized ways. Additionally, negative economic conditions or a shift in government priorities or policies could lead to less enforcement. These developments require us to devote substantial resources to protecting our IP against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content and other commercial misuses of our IP. The legal landscape for some new technologies, including some AI tools, remains uncertain, and development of the law or other regulatory frameworks in this area could impact our ability to protect against unauthorized uses.
With respect to IP developed by the Company and rights acquired by the Company from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. In addition, the availability of copyright protection and other legal protections for IP generated by certain new technologies, such as generative AI, is uncertain. Successful challenges to our rights in IP typically result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from or utilize the IP that is the subject of challenged rights. Routinely, third parties allege that the Company is infringing certain third-party IP rights. Technological changes in industries in which the Company operates and extensive patent coverage in those areas increase the risk of such claims being brought and prevailing. For example, from time to time, the Company’s streaming services and technology are the subject of patent infringement litigation and other claims seeking damages and injunctive relief, and the resolution of these matters in aggregate may negatively impact our results of operations.
We face risks from claims, litigation, governmental investigations and other proceedings to our businesses, reputation, results of operation and financial condition.
We are subject to various actual and threatened claims, litigation, investigations and other proceedings, including private individual actions, class actions and actions and investigations by governmental and other regulatory authorities, relating to a range of issues, including securities; competition and antitrust; intellectual property, including patent and copyright; employment and labor; taxes; privacy and data protection; data security; personal injury and property damage; consumer protection; contractual and commercial disputes; the production, distribution and licensing of our content; and other matters. For example, a private securities class action lawsuit was filed in federal court against the Company and certain current and former senior management on behalf of certain purchasers of securities of the Company seeking unspecified damages, plus interest and costs and fees, and an adverse final judgment or the terms of a settlement of such matter could result in the payment of substantial monetary damages. See Note 14 to the Consolidated Financial Statements for more details regarding this lawsuit and above in these risk factors regarding patent infringement litigation and other claims. In addition, from time to time, we pursue litigation against third parties seeking to vindicate our rights.
Actual and threatened proceedings and investigations increase our costs, divert management resources and disrupt business operations and may negatively impact our reputation and brands. The outcomes of such matters are inherently unpredictable, and determining legal reserves or potential losses from such matters involves judgment. If the losses to resolve such matters exceed the amounts recorded in any given reporting period, our results of operations for that interim or annual reporting period could be materially adversely affected. Further, from time to time, adverse resolutions or settlements of such matters result in substantial monetary damages or substantial future payment obligations and injunctive relief or other orders or actions that limit or prevent our implementation of our business plans, including our ability to complete strategic transactions and offer certain products and services, impact the enforcement or validity of our property and other (including intellectual property) rights, franchises and licenses or cause us to alter our business practices, which individually or taken together, negatively impact our business prospects, our results of operations, our financial condition and price of our common stock. While we maintain insurance for certain types of claims, our insurance may not be adequate to cover all losses and does not cover all types of claims that may arise.

Cybersecurity and other data compromises and/or attempted compromises increase our costs, disrupt our services and business plans, lead to the disclosure of our confidential information, including unauthorized use of our intellectual property, and negatively impact our reputation.
We maintain information necessary to conduct our businesses, including confidential and proprietary information as well as personal information regarding our customers and employees, in digital form. We also use computer and cloud-based systems to deliver our products and services and operate our businesses. Such data and systems are subject to the risk of compromise and other cyberattacks, including unauthorized access, modification, exfiltration, destruction or denial of access, which also can result in disruptions in service. We also provide confidential, proprietary and personal information to third parties in certain cases and use many third-party systems and software, which are also subject to compromise and other cyberattacks.
We have developed and maintain an information security program to assess, identify and manage cyber risks and the continued development and maintenance of this program is costly and requires ongoing monitoring and updating as technologies change, including as a result of the proliferation of AI tools, and efforts to overcome security measures become more sophisticated. We face an increasingly challenging cybersecurity environment with expanding and evolving threats from a variety of potential bad actors. While we employ various tools in an effort to protect our data and systems, certain aspects of our defenses remain subject to human error. Remote work by our employees and contractors and those of the third parties with whom we engage create additional risks. Despite our efforts, the risk of a potentially material incident as a result of unauthorized access, modification, exfiltration, destruction or denial of access with respect to data or systems and other cybersecurity attacks cannot be eliminated, and from time to time our systems and third-party systems have been compromised in this manner, and are subject to the risk of future compromise.
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
Laws and regulations in any of these and other areas and changes in judicial and agency interpretation or regulatory priorities, actions or initiatives (or, if applicable, private litigation to enforce such laws and regulations), as well as an increasingly unpredictable regulatory landscape, require us to incur additional costs and may limit our ability to implement our business strategies as planned or offer products and services in ways that are profitable, or at all. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations that increase the cost of providing our products and services, negatively impact demand for our products and services and limit international trade and investment, disrupting our operations in and outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong.
For example, in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, including new prohibitions on the importation of goods from certain regions and other jurisdictions are considering similar measures; and U.S. state governments have become more active in passing legislation targeted at specific sectors and companies and applying existing laws in novel ways to new technologies, including streaming and online commerce. In 2025, tariffs were announced with respect to and by certain U.S. trading partners, which could, depending on how these or future tariffs or other regulations with respect to trade are implemented, have a significant impact on our results of operations, including by impacting the macroeconomic environment, increasing costs or adversely affecting demand for our products and services. Further, the legal and regulatory landscape for certain new technologies, such as AI, is uncertain and evolving and our compliance obligations could increase our costs or limit how we may use these technologies in one or more of our businesses.
Our operations outside the U.S. are affected by the operation of laws in those jurisdictions.
Our operations outside the U.S. are in many cases subject to the laws of the jurisdictions in which they operate rather than, or in addition to, U.S. law. Laws in some international jurisdictions differ in significant respects from those in the U.S. These differences can affect our ability to react to changes in our businesses, and our rights or ability to enforce rights are sometimes different than would be expected under U.S. law. Moreover, enforcement of laws in some international jurisdictions can be inconsistent and unpredictable, which can affect both our ability to enforce our rights and to undertake activities that we believe are beneficial to our businesses. In addition, the business and political climate in some jurisdictions may encourage corruption, which could reduce our ability to compete successfully in those jurisdictions while remaining in compliance with local laws or U.S. anti-corruption laws applicable to our businesses. As a result, our ability to generate revenue and our expenses in non-U.S. jurisdictions may differ from what would be expected if U.S. law alone governed these operations.
RISKS RELATED TO OWNERSHIP OF OUR STOCK
The price of our common stock has been, and may continue to be, volatile.
The price of our common stock has experienced substantial volatility and may continue to be volatile. Various factors have impacted, and may continue to impact, the price of our common stock, including, among others, changes in management; variations in our operating results; variations between our actual results and expectations of securities analysts; changes in our estimates, guidance or business plans; changes in financial estimates and recommendations by securities analysts; the activities, operating results or stock price of our competitors or other industry participants in the industries in which we operate; the announcement or completion of significant transactions by us or a competitor; events affecting the stock market generally; and the economic, trade and political conditions in the U.S. and internationally, as well as other factors described in this Item 1A. Some of these factors may adversely impact the price of our common stock, regardless of our operating performance. Further, volatility in the price of our common stock may negatively impact one or more of our businesses, including by increasing stock awards for our employees who participate in our stock incentive programs or limiting our financing options for acquisitions and other business expansion.
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
ITEM 1B. Unresolved Staff Comments
The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of fiscal 2025 that remain unresolved.
ITEM 1C. Cybersecurity
Risk Management and Strategy
We have implemented processes for assessing, identifying and managing material risks from cybersecurity threats as part of our overall risk management program. Our cybersecurity program is informed by the National Institute of Standards and Technology Cybersecurity Framework and other applicable globally recognized standards. We use a layered defense model, incorporating a wide range of technologies and practices in an effort to prevent, detect and mitigate threats. These measures include intrusion detection and prevention systems, multi-factor authentication, account management and access controls, encryption and endpoint protection tools. We also implement threat detection and response solutions. To address emerging threats, we employ automated monitoring, vulnerability scans and patch management processes, network monitoring and defenses, antivirus/antimalware protections and network segmentations. Regular assessments, such as penetration tests, security audits and table-top exercises, are conducted to identify vulnerabilities and promote incident response and risk mitigation. We also provide privacy and information security trainings for our employees on a recurring basis. From time to time, we engage auditors, assessors, consultants and other third parties to assist with assessing, identifying and managing cybersecurity risks, including assisting us to conduct some of the foregoing assessments. Our cybersecurity risk management processes also are informed by intelligence received from law enforcement and other governmental agencies, private sector intelligence networks, recognized cybersecurity and intelligence firms and other third-party sources, and as appropriate we engage outside counsel to advise on regulatory compliance and other cybersecurity risk management efforts.
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
Further, as part of our cybersecurity risk management processes, we maintain a cybersecurity incident response plan (CIRP) that establishes a set of procedures for reporting and handling cybersecurity events. The CIRP delegates to an internal incident response team the initial assessment, investigation and remediation of the event and includes, among other procedures, guidelines for escalation to senior management and engagement with law enforcement. In certain instances, events are escalated to the Cybersecurity Incident Disclosure Subcommittee, which is a subcommittee of the Company’s Risk Management Committee (RMC) (discussed further below) and is responsible for, among other things, the accurate and timely disclosure of material cybersecurity incidents under the federal securities laws, including making the materiality determination and approving related securities disclosures.
As discussed in further detail in Item 1A – Risk Factors, the Company faces an increasingly challenging cybersecurity environment, and from time to time the persistent efforts of bad actors to gain unauthorized access to our and our service providers’ information systems and our confidential and proprietary information are successful. In fiscal 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents or will not discover additional information about previously detected events.
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
Day-to-day management of our information security strategy and operations is currently the responsibility of our CISO, who reports to our Chief Information and Data Officer and our Chief Security Officer, both of whom report to our Chief Financial Officer. Our CISO has approximately 15 years of experience working in information security positions, including having served as CISO for publicly traded companies. That experience is supplemented by the collective experience and expertise of our dedicated internal teams of cybersecurity personnel.
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

Location	Property / Approximate Size	Use	Business Segment
Burbank, CA & surrounding cities(1)	Land (182 acres) & Buildings (4,733,000 ft2)	Owned Office/Production/Warehouse (includes 240,000 ft2 leased to third-party tenants)	Corporate/Entertainment/Experiences

Burbank, CA & surrounding cities(1)	Buildings (1,729,000 ft2)	Leased Office/Warehouse	Corporate/Entertainment/Experiences

Los Angeles, CA	Land (22 acres) & Buildings (634,000 ft2)	Owned Office/Production/Technical Warehouse	Corporate/Entertainment

Los Angeles, CA	Buildings (1,787,000 ft2)	Leased Office/Production/Technical/Theater	Corporate/Entertainment/Experiences

New York, NY	Buildings (1,052,000 ft2)	Owned Office	Corporate/Entertainment/Sports

New York, NY	Buildings (1,083,000 ft2)	Leased Office/Production/Theater/Warehouse (includes 676,000 ft2 leased to third-party tenants)	Corporate/Entertainment/Experiences/Sports

Bristol, CT	Land (117 acres) & Buildings (1,078,000 ft2)	Owned Office/Production/Technical	Sports

Bristol, CT	Buildings (273,000 ft2)	Leased Office/Warehouse/Technical	Sports

Emeryville, CA	Land (20 acres) & Buildings (430,000 ft2)	Owned Office/Production/Technical	Entertainment

Emeryville, CA	Buildings (94,000 ft2)	Leased Office/Storage	Entertainment

San Francisco, CA	Buildings (539,000 ft2)	Leased Office/Production/Technical/Theater (includes 44,000 ft2 leased to third-party tenants)	Corporate/Entertainment

USA & Canada	Land and Buildings (Multiple sites and sizes)	Owned and Leased Office/ Production/Transmitter/Theaters/Warehouse	Corporate/Entertainment/Experiences

Europe, Asia, Australia & Latin America	Buildings (Multiple sites and sizes)	Leased Office/Warehouse/Retail/Residential	Entertainment/Experiences
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
The executive officers of the Company are:

Name	Age	Title	Executive Officer Since
Robert A. Iger	74	Chief Executive Officer(1)	2022
Hugh F. Johnston	64	Senior Executive Vice President and Chief Financial Officer(2)	2023
Horacio E. Gutierrez	60	Senior Executive Vice President, Chief Legal and Global Affairs Officer(3)	2022
Sonia L. Coleman	53	Senior Executive Vice President and Chief People Officer(4)	2023
Kristina K. Schake	55	Senior Executive Vice President and Chief Communications Officer(5)	2022
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
(3)Mr. Gutierrez was appointed Senior Executive Vice President and General Counsel effective February 1, 2022, appointed Senior Executive Vice President, General Counsel and Chief Compliance Officer effective March 27, 2023, appointed Senior Executive Vice President, Chief Legal and Compliance Officer effective December 21, 2023 and appointed Senior Executive Vice President, Chief Legal and Global Affairs Officer effective November 4, 2025. Prior to joining the Company, he served as Head of Global Affairs and Chief Legal Officer for Spotify Technology S.A. (Spotify) from November 2019 to January 2022, where he led a global, multi-disciplinary team of business, corporate communications and public affairs, government relations, licensing, operations and legal professionals responsible for the company’s work in areas including industry relations, content partnerships, public policy, and trust & safety. He was previously Spotify’s General Counsel - Vice President, Business & Legal Affairs from April 2016 to November 2019.
(4)Ms. Coleman was appointed Senior Executive Vice President and Chief Human Resources Officer effective April 8, 2023 and appointed Senior Executive Vice President and Chief People Officer effective September 27, 2025. She was previously Senior Vice President, Human Resources at Disney General Entertainment and ESPN from August 2021. Ms. Coleman served as Senior Vice President, Human Resources for Disney General Entertainment from April 2017,

Vice President, Human Resources for the Company from May 2016 and Vice President, Human Resources, Disney Consumer Products from May 2010.
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
See Note 11 of the Consolidated Financial Statements for a summary of the Company’s dividends in fiscal 2025.
As of September 27, 2025, the approximate number of common shareholders of record was 697,000.
The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended September 27, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 29, 2025 – July 31, 2025	1,654,000	$121.20	1,654,000	346 million
August 1, 2025 – August 31, 2025	3,956,000	116.03	3,956,000	342 million
September 1, 2025 – September 27, 2025	2,896,715	116.04	2,896,715	339 million
Total	8,506,715	117.04	8,506,715	339 million
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
($ in millions, except per share data)

	2025	2024	% Change Better (Worse)
Revenues:
Services	$84,588	$81,841	3%
Products	9,837	9,520	3%
Total revenues	94,425	91,361	3%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(52,677)	(52,509)	— %
Cost of products (exclusive of depreciation and amortization)	(6,089)	(6,189)	2%
Selling, general, administrative and other	(16,501)	(15,759)	(5) %
Depreciation and amortization	(5,326)	(4,990)	(7) %
Total costs and expenses	(80,593)	(79,447)	(1) %
Restructuring and impairment charges	(819)	(3,595)	77%
Other expense	—	(65)	100%
Interest expense, net	(1,305)	(1,260)	(4) %
Equity in the income of investees, net	295	575	(49) %
Income before income taxes	12,003	7,569	59%
Income taxes	1,428	(1,796)	nm
Net income	13,431	5,773	>100%
Net income attributable to noncontrolling interests	(1,027)	(801)	(28) %
Net income attributable to Disney	$12,404	$4,972	>100%
Diluted earnings per share attributable to Disney	$6.85	$2.72	>100%
Organization of Information
Management’s Discussion and Analysis provides a narrative on the Company’s financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•Consolidated Results and Non-Segment Items
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Liquidity and Capital Resources
•Trends and Uncertainties
•Critical Accounting Policies and Estimates
•Entertainment DTC Product Descriptions and Key Definitions
•Supplemental Guarantor Financial Information
In Item 7, we discuss fiscal 2025 and 2024 results and comparisons of fiscal 2025 results to fiscal 2024 results. Discussions of fiscal 2023 results and comparisons of fiscal 2024 results to fiscal 2023 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024.
Star India
On November 14, 2024, the Company and RIL completed the Star India Transaction (see Note 4 to the Consolidated Financial Statements). The Company recognizes its 37% share of the India joint venture’s results in “Equity in the income of investees.” Star India results through November 14, 2024 were consolidated in the Company’s financial results and reported in the Entertainment and Sports segments.

CONSOLIDATED RESULTS AND NON-SEGMENT ITEMS
Revenues for fiscal 2025 increased 3%, or $3.1 billion, to $94.4 billion; net income attributable to Disney increased $7.4 billion to income of $12.4 billion compared to $5.0 billion in the prior year; and diluted earnings per share (EPS) from continuing operations attributable to Disney increased to $6.85 compared to $2.72 in the prior year. The net income and EPS increases were due to a lower effective tax rate in the current year compared to the prior year and the comparison to impairments related to the Star India Transaction and goodwill in the prior year. In addition, the increases in net income and EPS were due to higher operating income at Entertainment and Experiences. The lower effective tax rate was due to a non-cash tax benefit recognized in the current year upon a change in Hulu’s U.S. income tax classification (see Note 9 to the Consolidated Financial Statements).
Revenues
Service revenues for fiscal 2025 increased 3%, or $2.7 billion, to $84.6 billion, which included an approximate 3 percentage point decrease from the Star India Transaction. Aside from this impact, service revenues increased due to higher subscription revenue, growth at our parks and experiences businesses and an increase in content sales.
Product revenues for fiscal 2025 increased 3%, or $0.3 billion, to $9.8 billion, driven by growth at our parks and experiences businesses, partially offset by lower physical home entertainment distribution revenue due to a shift to licensing of physical distribution rights to third parties.
Costs and expenses
Cost of services for fiscal 2025 increased $0.2 billion to $52.7 billion, which included an approximate 4 percentage point decrease from the Star India Transaction. Aside from this impact, cost of services increased due to higher programming and production costs and, to a lesser extent, the impact of inflation at our parks and experiences businesses.
Cost of products for fiscal 2025 decreased 2%, or $0.1 billion to $6.1 billion, due to a shift to licensing of physical home entertainment distribution, partially offset by the impact of inflation at our theme parks and resorts.
Selling, general, administrative and other costs for fiscal 2025 increased 5%, or $0.7 billion, to $16.5 billion, which included approximately 2 percentage point decrease from the Star India Transaction. Aside from this impact, selling, general, administrative and other costs increased driven by higher marketing costs.
Depreciation and amortization for fiscal 2025 increased 7%, or $0.3 billion, to $5.3 billion primarily due to higher depreciation at our parks and experiences businesses.
Restructuring and Impairment Charges

($ in millions)	2025	2024
Impairments:
Equity investments(1)	$635	$165
Content(2)	109	187
Star India	143	1,545
Goodwill(3)	—	1,287
Retail assets	—	328
Severance	—	83
Other	(68)	—
	$819	$3,595
(1)Primarily related to A+E (fiscal 2025 and 2024) and Tata Play Limited (fiscal 2025).
(2)Related to strategic changes in our approach to content curation.
(3)Related to general entertainment linear networks.
Other expense
In the prior year, the Company recorded a charge of $65 million related to a legal ruling.

Interest Expense, net

($ in millions)	2025	2024	% Change Better (Worse)
Interest expense	$(1,812)	$(2,070)	12%
Interest income, investment income and other	507	810	(37) %
Interest expense, net	$(1,305)	$(1,260)	(4) %
The decrease in interest expense was due to lower average rates and debt balances, partially offset by a decrease in capitalized interest.
The decrease in interest income, investment income and other was driven by a lower benefit from pension and postretirement benefit costs, other than service cost, and the impact of lower average cash and cash equivalent balances and lower average rates.
Equity in the Income of Investees
Equity in the income of investees decreased $280 million to $295 million in the current year from $575 million in the prior year due to losses from the India joint venture in the current year and lower income from A+E.
Effective Income Tax Rate

($ in millions)	2025	2024
Income before income taxes	$12,003	$7,569
Income tax expense	(1,428)	1,796
Effective income tax rate	(11.9)%	23.7%
The effective income tax rate was negative 11.9% in the current year compared to a positive effective income tax rate of 23.7% in the prior year. Items impacting the effective income tax rate include the following:
•The current year included a non-cash tax benefit of approximately 26 percentage points due to a change in Hulu’s U.S. income tax classification
•The prior year reflected an unfavorable impact of approximately 6 percentage points from impairments that are not tax deductible
•The current and prior year reflected favorable adjustments related to prior-year tax matters of 10 percentage points and 3 percentage points, respectively
•The current year included a non-cash tax expense of approximately 2 percentage points and the prior year included a non-cash tax benefit of approximately 1 percentage point in connection with the Star India Transaction
Noncontrolling Interests

($ in millions)	2025	2024	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(1,027)	$(801)	(28) %
The increase in net income attributable to noncontrolling interests was due to an incremental payment to acquire Hulu, partially offset by the accretion of NBC Universal’s interest in Hulu in the prior year.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Year
Results for fiscal 2025 were impacted by the following:
•Hulu Transaction Impacts consisting of a $3,277 million benefit in “Income taxes” and a $462 million charge in “Net income attributable to noncontrolling interests”
•TFCF and Hulu acquisition amortization of $1,576 million
•Favorable resolution of a prior-year tax matter of $1,016 million
•Restructuring and impairment charges of $819 million ($748 million after tax) and a non-cash tax expense of $244 million related to the Star India Transaction

Results for fiscal 2024 were impacted by the following:
•Restructuring and impairment charges of $3,595 million
•TFCF and Hulu acquisition amortization of $1,677 million
•Other expense of $65 million related to a legal ruling
•Favorable adjustments related to prior year tax matters of $418 million
A summary of the impact of these items on EPS is as follows:

($ in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Year Ended September 27, 2025:
Hulu Transaction Impacts	$—	$3,277	$3,277	$1.55
Resolution of a prior-year tax matter	—	1,016	1,016	0.56
TFCF and Hulu acquisition amortization(3)	(1,576)	366	(1,210)	(0.64)
Restructuring and impairment charges	(819)	(173)	(992)	(0.55)
Total	$(2,395)	$4,486	$2,091	$0.92

Year Ended September 28, 2024:
Restructuring and impairment charges	$(3,595)	$293	$(3,302)	$(1.78)
TFCF and Hulu acquisition amortization(3)	(1,677)	391	(1,286)	(0.68)
Other expense	(65)	11	(54)	(0.03)
Favorable adjustments related to prior-year tax matters	—	418	418	0.23
Total	$(5,337)	$1,113	$(4,224)	$(2.26)

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
Entertainment
The Entertainment segment generates revenue from film, episodic and other content that is produced and distributed across three lines of business:
•Linear Networks, which primarily generates revenue from affiliate fees and advertising
•Direct-to-Consumer, which primarily generates revenue from subscription fees and advertising
•Content Sales/Licensing, which primarily generates revenue from the distribution of films in the theatrical market, sale of film and episodic content in the TV/VOD and home entertainment markets, licensing of our music rights, sales of tickets to stage play performances and licensing of our IP for use in stage plays. Revenues also include an intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on IP created by the Entertainment segment.
Operating expenses at the Entertainment segment consist of the following:
•Programming and production costs, which include:
•Amortization of capitalized production costs and the costs of licensed programming rights
•Subscriber-based fees for programming the Hulu Live TV service, including fees paid by Hulu to ESPN and the Entertainment linear networks business for the right to air their linear networks on Hulu Live TV
•Production costs related to live programming (primarily news)
•Participations and residual expenses

•Fees paid to ESPN to program certain sports content on ABC Network and Disney+
•Other operating expenses, which include technology support costs and distribution costs
Amortization of capitalized production costs and costs of licensed programming rights is generally allocated across Entertainment’s businesses based on the estimated relative value of the distribution windows. The initial costs of marketing campaigns are generally recognized in the business of initial exploitation. Certain other costs, such as technology, shared services and certain labor related costs, are allocated based on metrics designed to correlate with consumption.
Sports
The Sports segment primarily generates revenue from affiliate and subscription fees, advertising, pay-per-view fees and sub-licensing of sports rights. Operating expenses consist of programming and production costs and other operating expenses. Programming and production costs include amortization of licensed sports rights and production costs related to live sports and other sports-related programming. Other operating expenses include technology support costs and distribution costs.
Experiences
The Experiences segment primarily generates revenue from the sale of tickets for admissions to theme parks, the sale of food, beverage and merchandise at our theme parks and resorts, charges for room nights at hotels, sales of cruise vacations, sales and rentals of vacation club properties, royalties from licensing our IP for use on consumer goods and the sale of branded merchandise. Revenues are also generated from sponsorships and co-branding opportunities, real estate rent and sales, and royalties earned on Tokyo Disney Resort revenues. Expenses consist of operating labor, infrastructure costs, costs of goods sold and distribution costs, depreciation and other operating expenses. Infrastructure costs include technology support costs, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
Eliminations
The following transactions are recognized in segment revenues and eliminated in total Company revenue:
•Fees paid by Hulu to ESPN and the Entertainment linear networks business for the right to air their networks on Hulu Live TV
•Fees paid by ABC Network and Disney+ to ESPN to program certain sports content on ABC Network and Disney+, respectively
BUSINESS SEGMENT RESULTS - 2025 vs. 2024
The following table presents revenues from our operating segments:

($ in millions)	2025	2024	% Change Better (Worse)
Entertainment	$42,466	$41,186	3%
Sports	17,672	17,619	— %
Experiences	36,156	34,151	6%
Eliminations	(1,869)	(1,595)	(17) %
Revenues	$94,425	$91,361	3%

The following table presents income from our operating segments and other components of income before income taxes:

($ in millions)	2025	2024	% Change Better (Worse)
Entertainment operating income	$4,674	$3,923	19%
Sports operating income	2,882	2,406	20%
Experiences operating income	9,995	9,272	8%
Corporate and unallocated shared expenses	(1,646)	(1,435)	(15) %
Equity in the loss of India joint venture	(202)	—	nm
Restructuring and impairment charges	(819)	(3,595)	77%
Other expense	—	(65)	100%
Interest expense, net	(1,305)	(1,260)	(4) %
TFCF and Hulu acquisition amortization	(1,576)	(1,677)	6%
Income before income taxes	$12,003	$7,569	59%

Entertainment
Revenue and operating results for the Entertainment segment are as follows:

($ in millions)	2025	2024	% Change Better (Worse)
Revenues:
Linear Networks	$9,364	$10,692	(12) %
Direct-to-Consumer	24,614	22,776	8%
Content Sales/Licensing and Other	8,488	7,718	10%
	$42,466	$41,186	3%
Segment operating income:
Linear Networks	$2,955	$3,452	(14) %
Direct-to-Consumer	1,327	143	>100%
Content Sales/Licensing and Other	392	328	20%
	$4,674	$3,923	19%
Revenues
The increase in Entertainment revenues was due to an increase in subscription fees and higher content sales. These increases were partially offset by decreases in advertising revenue and affiliate fees due to the Star India Transaction.
Operating income
The increase in Entertainment operating income was due to growth at Direct-to-Consumer and, to a lesser extent, Content Sales/Licensing and Other, partially offset by a decrease at Linear Networks.

Linear Networks
Operating results for Linear Networks are as follows:

($ in millions)	2025	2024	% Change Better (Worse)
Revenues
Affiliate fees	$6,348	$6,872	(8) %
Advertising	2,856	3,676	(22) %
Other	160	144	11%
Total revenues	9,364	10,692	(12) %
Operating expenses	(4,433)	(5,083)	13%
Selling, general, administrative and other	(2,329)	(2,644)	12%
Depreciation and amortization	(92)	(52)	(77) %
Equity in the income of investees	445	539	(17) %
Operating Income	$2,955	$3,452	(14) %
Revenues - Affiliate fees

($ in millions)	2025	2024	% Change Better (Worse)
Domestic	$5,744	$5,826	(1) %
International	604	1,046	(42) %
	$6,348	$6,872	(8) %
The decrease in domestic affiliate revenue was due to a decline of 9% from fewer subscribers, partially offset by an increase of 7% from higher effective rates.
Lower international affiliate revenue was attributable to decreases of 29% from the Star India Transaction, 9% from lower effective rates and 4% from fewer subscribers.
Revenues - Advertising

($ in millions)	2025	2024	% Change Better (Worse)
Domestic	$2,457	$2,705	(9) %
International	399	971	(59) %
	$2,856	$3,676	(22) %
The decrease in domestic advertising revenue was due to a decline of 8% from fewer impressions attributable to lower average viewership.
Lower international advertising revenue was attributable to a decrease of 55% from the Star India Transaction.
Operating Expenses

($ in millions)	2025	2024	% Change Better (Worse)
Programming and production costs
Domestic	$(3,343)	$(3,463)	3%
International	(413)	(706)	42%
Total programming and production costs	(3,756)	(4,169)	10%
Other operating expenses	(677)	(914)	26%
	$(4,433)	$(5,083)	13%
The decrease in domestic programming and production costs was driven by lower average cost non-scripted programming, partially offset by higher fees paid to the Sports segment to program sports content. Lower average cost non-scripted programming included the comparison to costs for airing of political news coverage and the Emmy Awards show in the prior year.

International programming and production costs decreased due to the Star India Transaction.
The decrease in other operating expenses was primarily due to lower technology costs and a decrease from the Star India Transaction.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $315 million to $2,329 million from $2,644 million, due to the Star India Transaction, lower marketing costs and a favorable Foreign Exchange Impact.
Depreciation and amortization
Depreciation and amortization increased $40 million from $52 million to $92 million due to new assets placed in service.
Equity in the Income of Investees
Income from equity investees decreased $94 million, to $445 million from $539 million, due to lower income from A+E attributable to decreases in affiliate and advertising revenue, partially offset by lower general and administrative and marketing costs.
Operating Income from Linear Networks
Operating income decreased 14%, to $2,955 million from $3,452 million due to lower results at our international business as a result of the Star India Transaction and lower income from equity investees.
Supplemental revenue and operating income
The following table provides supplemental revenue and operating income detail for Linear Networks:

($ in millions)	2025	2024	% Change Better (Worse)
Supplemental revenue detail
Domestic	$8,309	$8,621	(4) %
International	1,055	2,071	(49) %
	$9,364	$10,692	(12) %
Supplemental operating income detail
Domestic	$2,378	$2,387	— %
International	132	526	(75) %
Equity in the income of investees	445	539	(17) %
	$2,955	$3,452	(14) %
Direct-to-Consumer
Operating results for Direct-to-Consumer are as follows:

($ in millions)	2025	2024	% Change Better (Worse)
Revenues
Subscription fees	$20,772	$18,796	11%
Advertising	3,684	3,707	(1) %
Other	158	273	(42) %
Total revenues	24,614	22,776	8%
Operating expenses	(18,263)	(17,748)	(3) %
Selling, general, administrative and other	(4,658)	(4,574)	(2) %
Depreciation and amortization	(366)	(311)	(18) %
Operating Income	$1,327	$143	>100%
Revenues - Subscription fees
Growth in subscription fees was due to increases of 8% attributable to higher effective rates reflecting increases in pricing and 4% from more subscribers, partially offset by decreases of 1% from an unfavorable movement of the U.S. dollar against major currencies (Foreign Exchange Impact) and 1% from the Star India Transaction.

Revenues - Advertising
Advertising revenue was comparable to the prior year, as decreases of 9% from lower rates and 8% from the Star India Transaction were largely offset by an increase of 15% from higher impressions.
Revenues - Other
The decrease in other revenue was primarily due to lower recognition of minimum guarantee shortfalls from wholesale distributors and an unfavorable Foreign Exchange Impact.
Key Metrics(1)
Paid subscribers at:

(in millions)	September 27, 2025	September 28, 2024	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)(2)	59.3	56.0	6%
International(3)	72.4	69.3	4%
Disney+(3)(4)	131.6	125.3	5%

Hulu
SVOD Only	59.7	47.4	26%
Live TV + SVOD	4.4	4.6	(4) %
Total Hulu(2)(4)	64.1	52.0	23%
Average Monthly Revenue Per Paid Subscriber for the fiscal year ended:

	2025	2024	% Change Better (Worse)
Disney+
Domestic (U.S. and Canada)	$8.06	$7.89	2%
International(3)	7.59	6.38	19%
Disney+(3)	7.81	7.04	11%

Hulu
SVOD Only	12.36	12.35	— %
Live TV + SVOD	99.85	95.12	5%
(1)See discussion on page 55—Entertainment DTC Product Descriptions and Key Definitions
(2)Includes 43.7 million and 27.1 million subscribers to bundles that have both Disney+ and Hulu as of September 27, 2025 and September 28, 2024, respectively.
(3)The prior year Paid Subscribers and Average Monthly Revenue per Paid Subscriber have been adjusted to include Disney+ subscribers in Southeast Asia. These subscribers were previously reported with Disney+ Hotstar, which is no longer presented as this business was included in the Star India Transaction.
(4)Total may not equal the sum of the column due to rounding.
Domestic Disney+ average monthly revenue per paid subscriber increased from $7.89 to $8.06 due to increases in pricing, partially offset by the impact of subscriber mix shifts.
International Disney+ average monthly revenue per paid subscriber increased from $6.38 to $7.59 due to increases in pricing, partially offset by the impact of subscriber mix shifts.
Hulu SVOD Only average monthly revenue per paid subscriber was comparable to the prior year as increases in pricing were offset by lower advertising revenue and the impact of subscriber mix shifts.
Hulu Live TV + SVOD average monthly revenue per paid subscriber increased from $95.12 to $99.85 due to increases in pricing, partially offset by the impact of subscriber mix shifts and lower advertising revenue.

Operating Expenses

($ in millions)	2025	2024	% Change Better (Worse)
Programming and production costs
Hulu	$(9,018)	$(8,582)	(5) %
Disney+	(5,239)	(5,499)	5%
Total programming and production costs	(14,257)	(14,081)	(1) %
Other operating expense	(4,006)	(3,667)	(9) %
	$(18,263)	$(17,748)	(3) %
Higher programming and production costs at Hulu were due to higher subscriber-based license fees, which reflected rate increases for Hulu Live TV programming and more subscribers to bundles with third-party offerings.
The decrease in programming and production costs at Disney+ was due to the impact of the Star India Transaction, partially offset by more hours of content available.
Other operating expenses increased due to higher technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $84 million, to $4,658 million from $4,574 million, primarily attributable to increases in marketing and labor costs, partially offset by the impact of the Star India Transaction.
Depreciation and amortization
Depreciation and amortization increased $55 million, to $366 million from $311 million, due to increased investment in technology assets.
Operating Income from Direct-to-Consumer
Operating income from Direct-to-Consumer increased $1,184 million, to $1,327 million from $143 million due to increases at Disney+ and Hulu.
Content Sales/Licensing and Other
Operating results for Content Sales/Licensing and Other are as follows:

($ in millions)	2025	2024	% Change Better (Worse)
Revenues
TV/VOD and home entertainment distribution	$3,458	$3,008	15%
Theatrical distribution	2,592	2,266	14%
Other	2,438	2,444	— %
Total revenues	8,488	7,718	10%
Operating expenses	(4,977)	(4,901)	(2) %
Selling, general, administrative and other	(2,746)	(2,108)	(30) %
Depreciation and amortization	(367)	(371)	1%
Equity in the loss of investees	(6)	(10)	40%
Operating Income	$392	$328	20%
Revenues - TV/VOD and home entertainment distribution
The increase in TV/VOD and home entertainment distribution revenue was primarily due to higher TV/VOD sales of episodic content and an increase in home entertainment distribution revenue. The increase in home entertainment distribution revenue was due to higher electronic distribution revenue, partially offset by a decrease in physical distribution revenue attributable to a shift to licensing physical distribution rights.
Revenues - Theatrical distribution
The increase in theatrical distribution revenue was due to more releases in the current year compared to the prior year. Titles in the current year included Moana 2, Lilo & Stitch, Mufasa: The Lion King, The Fantastic Four: First Steps, Captain

America: Brave New World, Thunderbolts* and Snow White compared to Inside Out 2, Deadpool & Wolverine, Kingdom of the Planet of the Apes, Alien: Romulus, Wish and The Marvels in the prior year.
Revenues - Other
Other revenue was comparable to the prior year as lower revenue from stage plays as a result of fewer performances was partially offset by a favorable Foreign Exchange Impact, higher music revenue and increased revenue from Lucasfilm’s special effects business driven by more projects.
Operating expenses

($ in millions)	2025	2024	% Change Better (Worse)
Programming and production costs	$(4,260)	$(4,135)	(3) %
Other operating expenses	(717)	(766)	6%
	$(4,977)	$(4,901)	(2) %
The increase in programming and production costs was due to higher production cost amortization attributable to the increases in distribution revenues, partially offset by lower film cost impairments and fewer stage play performances.
The decrease in other operating expenses reflected lower distribution costs and costs of goods sold due to the shift to licensing physical home entertainment distribution rights.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $638 million, to $2,746 million from $2,108 million, primarily due to higher theatrical marketing costs.
Operating Income from Content Sales/Licensing and Other
Operating income increased $64 million, to $392 million from $328 million due to lower film cost impairments and higher TV/VOD and home entertainment distribution results, partially offset by a decrease in theatrical distribution results.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to Entertainment that are excluded from segment operating income:

($ in millions)	2025	2024	% Change Better (Worse)
TFCF and Hulu acquisition amortization(1)	$(1,273)	$(1,337)	5%
Restructuring and impairment charges(2)	(744)	(1,670)	55%
(1)In fiscal 2025, amortization of step-up on film and television costs was $260 million and amortization of intangible assets was $1,004 million. In fiscal 2024, amortization of step-up on film and television costs was $271 million and amortization of intangible assets was $1,054 million.
(2)Fiscal 2025 includes $635 million for impairments of equity investments and $109 million for content impairments. Fiscal 2024 includes $1,287 million for goodwill impairments related to our general entertainment linear networks, $187 million for content impairments, $158 million for impairment of an equity investment and $38 million of severance.

Sports
Operating results for the Sports segment are as follows:

($ in millions)	2025	2024	% Change Better (Worse)
Revenues
Affiliate and subscription fees	$11,944	$12,068	(1) %
Advertising	4,444	4,388	1%
Other	1,284	1,163	10%
Total revenues	17,672	17,619	— %
Operating expenses	(13,478)	(13,934)	3%
Selling, general, administrative and other	(1,331)	(1,298)	(3) %
Depreciation and amortization	(48)	(39)	(23) %
Equity in the income of investees	67	58	16%
Operating Income	$2,882	$2,406	20%
Revenues - Affiliate and subscription fees

($ in millions)	2025	2024	% Change Better (Worse)
ESPN
Domestic	$10,837	$10,781	1%
International	1,076	1,049	3%
	11,913	11,830	1%
Star India	31	238	(87) %
	$11,944	$12,068	(1) %
Domestic ESPN affiliate and subscription fees were comparable to the prior year as an increase of 7% from higher effective rates was offset by a decrease of 7% from fewer subscribers.
International ESPN affiliate fees reflected higher effective rates, partially offset by decreases from an unfavorable Foreign Exchange Impact and fewer subscribers.
The decrease in Star India affiliate fees was due to the Star India Transaction.
Revenues - Advertising

($ in millions)	2025	2024	% Change Better (Worse)
ESPN
Domestic	$4,273	$3,763	14%
International	167	181	(8) %
	4,440	3,944	13%
Star India	4	444	(99) %
	$4,444	$4,388	1%
The increase in domestic ESPN advertising revenue was due to an increase of 13% from higher rates. The increase in advertising revenue included the benefit of expanded college football programming including four additional College Football Playoff (CFP) games.

Revenues - Other
Other revenue increased $121 million, to $1,284 million from $1,163 million, due to higher fees received from the Entertainment segment to program sports content on Disney+ and ABC. Sub-licensing fees were comparable to the prior year as the comparison to fees from Star India sub-licensing of ICC programming in the prior year was offset by fees from sub-licensing CFP programming rights for two games in the current year.
Operating expenses

($ in millions)	2025	2024	% Change Better (Worse)
Programming and production costs
ESPN
Domestic	$(11,240)	$(10,435)	(8) %
International	(1,235)	(1,194)	(3) %
	(12,475)	(11,629)	(7) %
Star India	(17)	(1,354)	99%
	(12,492)	(12,983)	4%
Other operating expenses	(986)	(951)	(4) %
	$(13,478)	$(13,934)	3%
Domestic ESPN programming and production costs increased primarily due to expanded college football programming rights and contractual rate increases.
The increase in international ESPN programming and production costs was attributable to higher soccer rights costs.
The increase in other operating expense was attributable to higher technology costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $33 million, to $1,331 million from $1,298 million, due to higher marketing costs and the write-off of an investment, partially offset by the Star India Transaction. The increase in marketing costs was driven by the August 2025 launch of the ESPN DTC service.
Operating Income from Sports
Segment operating income increased $476 million, to $2,882 million from $2,406 million, due to the Star India Transaction and an improvement at international ESPN, partially offset by a decrease at domestic ESPN.

Supplemental revenue and operating income
The following table provides supplemental revenue and operating income (loss) detail for the Sports segment:

($ in millions)	2025	2024	% Change Better (Worse)
Supplemental revenue detail
ESPN
Domestic	$16,085	$15,339	5%
International	1,548	1,439	8%
	17,633	16,778	5%
Star India	39	841	(95) %
	$17,672	$17,619	— %
Supplemental operating income (loss) detail
ESPN
Domestic	$2,801	$3,056	(8) %
International	5	(72)	nm
	2,806	2,984	(6) %
Star India	9	(636)	nm
Equity in the income of investees	67	58	16%
	$2,882	$2,406	20%
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to Sports that are excluded from segment operating income:

($ in millions)	2025	2024	% Change Better (Worse)
TFCF acquisition amortization(1)	$(296)	$(333)	11%
Restructuring and impairment charges	—	(12)	100%
(1)Represents amortization of intangible assets.
Experiences
Operating results for the Experiences segment are as follows:

($ in millions)	2025	2024	% Change Better (Worse)
Revenues
Theme park admissions	$11,707	$11,171	5%
Resorts and vacations	9,210	8,375	10%
Parks & Experiences merchandise, food and beverage	8,491	8,039	6%
Merchandise licensing and retail	4,387	4,307	2%
Parks licensing and other	2,361	2,259	5%
Total revenues	36,156	34,151	6%
Operating expenses	(19,224)	(18,356)	(5) %
Selling, general, administrative and other	(4,114)	(3,944)	(4) %
Depreciation and amortization	(2,823)	(2,579)	(9) %
Operating Income	$9,995	$9,272	8%
Revenues - Theme park admissions
The increase in theme park admissions revenue was due to an increase of 4% from higher average per capita ticket revenue.

Revenues - Resorts and vacations
Growth in resorts and vacations revenue was primarily attributable to increases of 5% from additional passenger cruise days, 2% from higher occupied hotel room nights and 1% from increased unit sales at Disney Vacation Club. The increase in passenger cruise days reflected the launch of the Disney Treasure in the first quarter of the current year.
Revenues - Parks & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was primarily due to increases of 3% from higher average guest spending and 1% from volume growth.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to an increase of 3% from merchandise licensing, partially offset by a decrease of 1% from an unfavorable Foreign Exchange Impact.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was driven by sponsorship and co-branding revenue growth, higher real estate sales and an increase in royalties from Tokyo Disney Resort, partially offset by an unfavorable Foreign Exchange Impact.
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)
	2025	2024	2025	2024
Parks
Increase (decrease)
Attendance(2)	(1) %	1%	1%	9%
Per Capita Guest Spending(3)	5%	3%	2%	4%
Hotels
Occupancy(4)	87%	85%	87%	82%
Available Room Nights (in thousands)(5)	10,236	10,193	3,173	3,178
Change in Per Room Guest Spending(6)	3%	3%	6%	2%
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

Operating expenses

($ in millions)	2025	2024	% Change Better (Worse)
Operating labor	$(8,948)	$(8,392)	(7) %
Infrastructure costs	(3,511)	(3,363)	(4) %
Cost of goods sold and distribution costs	(3,253)	(3,319)	2%
Other operating expenses	(3,512)	(3,282)	(7) %
	$(19,224)	$(18,356)	(5) %
The increase in operating labor was due to inflation, new guest offerings and higher volumes. Higher infrastructure costs were primarily attributable to higher technology spending, new guest offerings and an increase in operations support costs, partially offset by cost management initiatives. The increase in other operating expenses was primarily attributable to new guest offerings, higher volumes and increased operations support costs, partially offset by cost management initiatives.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $170 million from $3,944 million to $4,114 million, primarily due to higher marketing costs.
Depreciation and amortization
Depreciation and amortization increased $244 million from $2,579 million to $2,823 million, primarily due to higher depreciation at our domestic parks and experiences driven by an increase at Disney Cruise Line.
Operating Income from Experiences
Segment operating income increased $723 million, from $9,272 million to $9,995 million due to growth at domestic parks and experiences and, to a lesser extent, consumer products and international parks and experiences.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

($ in millions)	2025	2024	% Change Better (Worse)
Supplemental revenue detail
Parks & Experiences
Domestic	$25,191	$23,596	7%
International	6,520	6,183	5%
Consumer Products	4,445	4,372	2%
	$36,156	$34,151	6%
Supplemental operating income detail
Parks & Experiences
Domestic	$6,375	$5,878	8%
International	1,442	1,354	6%
Consumer Products	2,178	2,040	7%
	$9,995	$9,272	8%
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to Experiences that are excluded from segment operating income:

($ in millions)	2025	2024	% Change Better (Worse)
TFCF acquisition amortization	$(7)	$(7)	— %
Restructuring and impairment charges(1)	—	(331)	100%
Charge related to a legal ruling	—	(65)	100%
(1)Charges for the prior year were due to an impairment of assets at our retail business.

CORPORATE AND UNALLOCATED SHARED EXPENSES
Corporate and unallocated shared expenses are as follows:

($ in millions)	2025	2024	% Change Better (Worse)
Corporate and unallocated shared expenses	$(1,646)	$(1,435)	(15) %
The increase in corporate and unallocated shared expenses was primarily due to legal settlements, higher compensation and human resource-related costs, partially offset by a gain on a land sale.
LIQUIDITY AND CAPITAL RESOURCES
The change in cash, cash equivalents and restricted cash is as follows:

($ in millions)	2025	2024
Cash provided by operations	$18,101	$13,971
Cash used in investing activities	(8,043)	(6,881)
Cash used in financing activities	(10,366)	(15,288)
Impact of exchange rates on cash, cash equivalents and restricted cash	5	65
Change in cash, cash equivalents and restricted cash	$(303)	$(8,133)
Operating Activities
Cash provided by operations increased 30% or $4.1 billion to $18.1 billion in the current year compared to $14.0 billion in the prior year. The increase was due to lower tax payments in the current year compared to the prior year and higher operating cash flows at Entertainment and, to a lesser extent, Experiences. Tax payments in the prior year reflected the payment of fiscal 2023 U.S. federal and California state income taxes that had been deferred pursuant to relief related to 2023 winter storms in California. In addition, payments for fiscal 2025 U.S. federal and California state income tax liabilities were deferred until October 2025 pursuant to relief related to the 2025 wildfires in California. The increase in operating cash flows at Entertainment was primarily due to higher cash receipts, primarily attributable to higher revenue, and to a lesser extent, lower spending on content due to the impact of the Star India Transaction, partially offset by higher operating cash disbursements attributable to higher operating expenses. The increase in operating cash flows at Experiences was due to higher cash receipts attributable to higher revenue, partially offset by higher operating cash disbursements primarily due to higher operating expenses.
Depreciation expense is as follows:

($ in millions)	2025	2024
Entertainment	$773	$681
Sports	48	39
Experiences
Domestic	1,933	1,744
International	782	726
Total Experiences	2,715	2,470
Corporate	323	244
Total depreciation expense	$3,859	$3,434
Amortization of intangible assets is as follows:

($ in millions)	2025	2024
Entertainment	$52	$53
Experiences	108	109
TFCF and Hulu	1,307	1,394
Total amortization of intangible assets	$1,467	$1,556
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
The Company’s production and programming activity for fiscal 2025 and 2024 are as follows:

($ in millions)	2025	2024
Beginning balances:
Production and programming assets	$34,409	$36,593
Programming liabilities	(3,692)	(3,792)
	30,717	32,801
Spending:
Licensed programming and rights	12,887	13,619
Produced content	9,822	9,816
	22,709	23,435
Amortization:
Licensed programming and rights	(12,876)	(14,027)
Produced content	(10,410)	(10,454)
	(23,286)	(24,481)
Change in production and programming costs	(577)	(1,046)
Content impairment	(109)	(187)
Produced and licensed content reclassified to assets held for sale	—	(1,084)
Other non-cash activity	6	233
Ending balances:
Production and programming assets	33,390	34,409
Programming liabilities	(3,353)	(3,692)
	$30,037	$30,717
The Company currently expects its fiscal 2026 spend on produced and licensed content to be approximately $24 billion including sports rights. See Note 14 to the Consolidated Financial Statements for information regarding the Company’s contractual commitments to acquire sports and broadcast programming.
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

Investing Activities
Investing activities, which consist principally of investments in parks, resorts and other property and acquisition and divestiture activity, for fiscal 2025 and 2024 are as follows:

($ in millions)	2025	2024
Entertainment	$(1,155)	$(977)
Sports	(3)	(10)
Experiences
Domestic	(5,271)	(2,710)
International	(1,158)	(949)
Total Experiences	(6,429)	(3,659)
Corporate	(437)	(766)
Total investments in parks, resorts and other property	(8,024)	(5,412)
Cash used in other investing activities, net	(19)	(1,469)
Cash used in investing activities	$(8,043)	$(6,881)
Investments in Parks, Resorts and Other Property
Capital expenditures at Entertainment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at Experiences are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and systems infrastructure. The increase in capital expenditures in fiscal 2025 compared to fiscal 2024 was due to higher spending on cruise ship fleet expansion, theme park and resort expansion and new attractions.
Capital expenditures at Corporate primarily reflect investments in facilities, information technology infrastructure and equipment. The decrease in fiscal 2025 compared to fiscal 2024 was due to lower spending on facilities.
The Company currently expects its fiscal 2026 capital expenditures to total approximately $9 billion compared to fiscal 2025 capital expenditures of $8 billion. The projected increase in capital expenditures is primarily due to higher spending at Experiences, attributable to theme park and resort expansion and new attractions, partially offset by lower spending on cruise ship fleet expansion.
Other Investing Activities
Cash used in other investing activities was $1.5 billion in fiscal 2024 reflecting an investment in Epic Games, Inc.
Financing Activities
Financing activities for fiscal 2025 and 2024 are as follows:

($ in millions)	2025	2024
Change in borrowings	$(3,621)	$(1,400)
Dividends	(1,803)	(1,366)
Repurchases of common stock	(3,500)	(2,992)
Activities related to noncontrolling and redeemable noncontrolling interests(1)	(1,032)	(9,156)
Cash used in other financing activities, net(2)	(410)	(374)
Cash used in financing activities	$(10,366)	$(15,288)
(1) Activities related to noncontrolling and redeemable noncontrolling interests in the current year were due to $0.6 billion of dividend payments to noncontrolling interest holders and $0.4 billion related to an incremental amount paid by the Company for Hulu based on the final appraisal of Hulu’s fair value. Activities in the prior year were due to an $8.6 billion payment for Hulu’s redeemable noncontrolling interest and $0.5 billion of dividend payments to noncontrolling interest holders (see Note 4 to the Consolidated Financial Statements for additional information on Hulu).
(2) Primarily consists of equity award activity.

Borrowings activities and other
During the year ended September 27, 2025, the Company’s borrowing activity was as follows:

($ in millions)	September 28, 2024	Borrowings	Payments	Other Activity	September 27, 2025
Commercial paper with original maturities less than three months(1)	$727	$1,232	$—	$4	$1,963
Commercial paper with original maturities greater than three months	2,313	1,129	(3,304)	(39)	99
U.S. dollar denominated notes(2)	40,496	1,057	(2,742)	(153)	38,658
Asia Theme Parks borrowings(3)	1,292	—	(68)	(149)	1,075
Foreign currency denominated debt and other(4)	987	—	(925)	169	231
	$45,815	$3,418	$(7,039)	$(168)	$42,026
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity is primarily due to the amortization of purchase accounting adjustments and debt issuance fees.
(3)See Note 6 to the Consolidated Financial Statements for information regarding commitments to fund the Asia Theme Parks.
(4)The other activity is attributable to market value adjustments for debt with qualifying hedges.
See Note 8 to the Consolidated Financial Statements for a summary of the Company’s borrowing activities in fiscal 2025 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 11 to the Consolidated Financial Statements for a summary of dividends and share repurchases in fiscal 2025 and 2024. On November 13, 2025, the Company declared a dividend of $1.50 per share (or approximately $2.6 billion), payable in two semi-annual installments of $0.75 per share on January 15, 2026 and July 22, 2026. The Company is targeting a total of $7 billion in share repurchases in fiscal 2026.
The redeemable noncontrolling interest activity in the current and prior year was attributable to the acquisition of NBCU’s interest in Hulu. In June 2025, the Company paid an incremental amount for Hulu based on a final appraisal of Hulu’s fair value (see Note 4 to the Consolidated Financial Statements).
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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of September 27, 2025, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, and S&P Global Ratings’ long- and short-term debt ratings for the Company were A and A-1 (Stable). On September 29, 2025, Fitch Ratings’ affirmed the long- and short-term debt ratings for the Company of A- and F2 (Stable), respectively, withdrew the debt ratings for commercial reasons and will no longer provide ratings for the Company. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On September 27, 2025, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
TRENDS AND UNCERTAINTIES
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

In addition, the future effects of evolving macroeconomic, trade and travel conditions, including as a result of evolving international political developments, trade policies and consumer spending dynamics are unknown and, depending on how these conditions develop, could adversely affect demand for and availability of our products and services, increase our costs to provide products and services and have a negative impact on our results of operations.
See also Item 1A - Risk Factors.
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
Cost of content that is predominantly monetized as a group is tested for impairment whenever events or changes in circumstances indicate that the fair value of the group may be less than its unamortized costs by comparing the present value of the discounted cash flows of the group to the aggregate unamortized costs of the group. The group is established by identifying the lowest level for which cash flows are independent of the cash flows of other produced and licensed content. If the unamortized costs exceed the present value of discounted cash flows, an impairment charge is recorded for the excess and allocated to individual titles based on the relative carrying value of each title in the group. If there are no plans to continue to use an individual film or television program that is part of a group, the unamortized cost of the individual title is written down to its estimated fair value. Licensed content is included as part of the group within which it is monetized for purposes of impairment testing.
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
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases pension and postretirement medical expense. The guideline for setting this rate is a high-quality long-term corporate bond rate. We increased our discount rate to 5.45% at the end of fiscal 2025 from 5.06% at the end of fiscal 2024 to reflect market interest rate conditions at our fiscal 2025 year-end measurement date. The Company’s discount rate was determined by considering yield curves constructed of a large population of high-quality corporate bonds and reflects the matching of the plans’ liability cash flows to the yield curves. A one percentage point decrease in the assumed discount rate would increase total benefit expense for fiscal 2026 by approximately $0.1 billion and would increase the projected benefit obligation at September 27, 2025 by approximately $2.1 billion. A one percentage point increase in the assumed discount rate would have a negligible impact on total benefit expense and decrease the projected benefit obligation by approximately $1.9 billion.
To determine the expected long-term rate of return on the plan assets, we consider the current and expected asset allocation, as well as historical and expected returns on each plan asset class. Our expected return on plan assets is 7.25%. A lower expected rate of return on plan assets will increase pension and postretirement medical expense. A one percentage point change in the long-term asset return assumption would impact fiscal 2026 annual expense by approximately $177 million.
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
When performing a quantitative assessment, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate to determine the fair value of our reporting units. The discounted cash flow analyses are sensitive to our estimated projected future cash flows as well as the discount rates used to calculate their present value. Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry growth projections. Discount rates are determined based on the inherent risks of the underlying operations.
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

In fiscal 2025, the Company performed a qualitative assessment of goodwill for impairment. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our reporting units were higher than their carrying values and that the performance of a quantitative impairment test was not required.
As discussed in Note 18 to the Consolidated Financial Statements, in fiscal 2024, the Company recorded non-cash goodwill impairment charges of $1.3 billion related to our entertainment linear networks reporting unit.
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
As discussed in Note 4 to the Consolidated Financial Statements, the Company recorded non-cash impairment charges of $0.1 billion and $1.5 billion related to the Star India Transaction in fiscal 2025 and 2024, respectively, to reflect Star India at its estimated fair value less costs to sell.
The Company has investments in equity securities. For equity securities that do not have a readily determinable fair value, we consider forecasted financial performance of the investee companies, as well as volatility inherent in the external markets for these investments. If these forecasts are not met, impairment charges may be recorded.
The Company tested its indefinite-lived intangible assets, long-lived assets and investments for impairment and recorded non-cash impairment charges of $0.8 billion and $0.7 billion in fiscal 2025 and 2024, respectively. The fiscal 2025 charges related to impairments of equity investments and content assets. The fiscal 2024 charges related to impairments of retail assets, content assets and equity investments. See Note 18 to the Consolidated Financial Statements for additional information.
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
ENTERTAINMENT DTC PRODUCT DESCRIPTIONS AND KEY DEFINITIONS
Entertainment DTC Product Offerings
In the U.S., Disney+ and Hulu SVOD Only are each offered as a standalone service or as part of various bundled offerings, which may include one of the ESPN DTC plans. Hulu Live TV + SVOD includes Disney+ and ESPN Select. Disney+ is available in more than 150 countries and territories outside the U.S. Depending on the market, our services can be purchased on our websites or through third-party platforms/apps or are available via wholesale arrangements.
Paid Subscribers for Entertainment DTC services
Paid subscribers for Entertainment DTC services reflect subscribers for which we recognized subscription revenue. Certain product offerings provide the option for an extra member to be added to an account (extra member add-on). These extra members are not counted as paid subscribers. Subscribers cease to be a paid subscriber as of their effective cancellation date or as a result of a failed payment method. Subscribers to bundled offerings in the U.S. are counted as a paid subscriber for each of the Company's services included in the bundled offering and subscribers to Hulu Live TV + SVOD are counted as one paid subscriber for each of the Hulu Live TV + SVOD and Disney+ services. Subscribers include those who receive an entitlement to a service through wholesale arrangements, including those for which the service is available to each subscriber of an existing content distribution tier. When we aggregate the total number of paid subscribers across our Entertainment DTC streaming services, we refer to them as paid subscriptions.
International Disney+
International Disney+ includes the Disney+ service outside the U.S. and Canada.
Average Monthly Revenue Per Paid Subscriber for Entertainment DTC services
Hulu average monthly revenue per paid subscriber is calculated based on the average of the monthly average paid subscribers for each month in the period. The monthly average paid subscribers is calculated as the sum of the beginning of the month and end of the month paid subscriber count, divided by two. Disney+ average monthly revenue per paid subscriber is calculated using a daily average of paid subscribers for the period. Revenue includes subscription fees, advertising (excluding revenue earned from selling advertising spots to other Company businesses), premium and feature add-on revenue and extra member add-on revenue. Advertising revenue generated by content on one DTC streaming service that is accessed through another DTC streaming service by subscribers to both streaming services is allocated between both streaming services. The average revenue per paid subscriber is net of discounts on offerings that carry more than one service. Revenue is allocated to each service based on the relative retail or wholesale price of each service on a standalone basis. Hulu Live TV + SVOD revenue is allocated to the SVOD services based on the wholesale price of the Hulu SVOD Only, Disney+ and ESPN Select bundled offering. In general, wholesale arrangements have a lower average monthly revenue per paid subscriber than subscribers that we acquire directly or through third-party platforms.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at September 27, 2025 was as follows:

	TWDC		Legacy Disney
($ in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$30,395	$31,231	$6,450	$6,387
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

Results of operations ($ in millions)	2025
Revenues	$—
Costs and expenses	—
Net income (loss)	(2,703)
Net income (loss) attributable to TWDC shareholders	(2,703)

Balance Sheet ($ in millions)	September 27, 2025	September 28, 2024
Current assets	$2,295	$2,767
Noncurrent assets	3,613	3,336
Current liabilities	9,592	7,640
Noncurrent liabilities (excluding intercompany to non-Guarantors)	36,314	40,608
Intercompany payables to non-Guarantors	167,091	157,925
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
See Note 17 of the Consolidated Financial Statements for additional information.
Value at Risk (VAR)
The Company utilizes a VAR model to estimate the maximum potential one-day loss in the fair value of its interest rate, foreign exchange, commodities and market sensitive equity financial instruments. While various modeling techniques can be used in a VAR computation, the Company’s computations are based on a variance/co-variance technique, which assesses the interrelationships between movements in various interest rates, currencies, commodities and equity prices. These interrelationships were determined by observing interest rate, foreign currency, commodity and equity market changes over the preceding quarter for the calculation of VAR amounts at each fiscal quarter end. The model includes all of the Company’s debt, interest rate, foreign exchange, and commodities derivatives, and market sensitive equity investments. Forecasted transactions, firm commitments and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model. The VAR model estimates were made assuming normal market conditions and a 95% confidence level.
The VAR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market factors.
VAR on a combined basis decreased to $201 million at September 27, 2025 from $255 million at September 28, 2024 due to reduced interest rate volatility.

The estimated maximum potential one-day loss in fair value, calculated using the VAR model, is as follows (unaudited, in millions):

Fiscal 2025	Interest Rate Sensitive Financial Instruments	Currency Sensitive Financial Instruments	Equity Sensitive Financial Instruments	Commodity Sensitive Financial Instruments	Combined Portfolio
Year end fiscal 2025 VAR	$164	$57	$4	$2	$201
Average VAR	217	55	6	2	242
Highest VAR	243	80	11	2	269
Lowest VAR	164	41	4	1	201
Year end fiscal 2024 VAR	235	40	7	2	255
The VAR for Asia Theme Parks is immaterial as of September 27, 2025 and has been excluded from the above table.

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
Based on their evaluation as of September 27, 2025, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Management’s Report on Internal Control Over Financial Reporting
Management’s report set forth on page 68 is incorporated herein by reference.
Our internal control over financial reporting as of September 27, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has issued an audit report which is set forth on page 69 and is incorporated herein by reference.
Changes in Internal Controls
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
Rule 10b5-1 Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 (as defined in Rule 16a-1(f)) trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 27, 2025.
Ratification of Equity Award Grants and Equity Issuances
On September 25, 2025, the Board adopted resolutions ratifying the issuance of certain equity awards (including options and restricted stock units, including performance-based restricted stock units) under the Company’s Amended and Restated 2011 Stock Incentive Plan and The Walt Disney Company/Pixar 2004 Equity Incentive Plan and the issuance of shares of Common Stock upon the exercise of such equity awards (which may constitute putative stock) pursuant to Section 204 of the General Corporation Law of the State of Delaware (the “Ratification”) due to an inadvertent omission in the Compensation Committee resolutions that delegated authority to certain officers to grant such equity awards to certain employees (other than Section 16 officers or other members of senior leadership) of certain delegation parameters under Sections 152 and 157 of the General Corporation Law. The dates of the issuances and the number of equity awards and shares of Common Stock issued upon the exercise or vesting of such equity awards on such dates is set forth on Exhibit 99.1 hereto. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization as described above, or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the General Corporation Law of the State of Delaware not be effective or be effective only on certain conditions, must be brought within 120 days from the date that this Form 10-K is filed with the Securities and Exchange Commission.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Information regarding Section 16(a) compliance, the Audit Committee, the Company’s code of ethics, background of the directors and director nominations appearing under the captions “Delinquent Section 16(a) Reports,” “The Board of Directors,” “Committees” and “Corporate Governance Documents” in the Company’s Proxy Statement for the 2026 annual meeting of Shareholders (2026 Proxy Statement) is hereby incorporated by reference.
The Company has adopted an insider trading compliance policy and program applicable to the Company’s directors, officers and employees, as well as the Company itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the New York Stock Exchange listing standards. The foregoing summary of the Company’s insider trading compliance policy and program does not purport to be complete and is qualified in its entirety by reference to the full text thereof set forth in Exhibit 19 hereto.
Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).
ITEM 11. Executive Compensation
Information required by this item and appearing under the captions “Director Compensation,” and “Executive Compensation” (other than the “Compensation Committee Report,” which is deemed furnished herein by reference, and the “Letter from the Compensation Committee”) in the 2026 Proxy Statement is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information setting forth the security ownership of certain beneficial owners and management appearing under the caption “Stock Ownership” and information appearing under the caption “Equity Compensation Plans” in the 2026 Proxy Statement is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain related transactions appearing under the captions “Certain Relationships and Related Person Transactions” and information regarding director independence appearing under the caption “Director Independence” in the 2026 Proxy Statement is hereby incorporated by reference.
ITEM 14. Principal Accounting Fees and Services
Information appearing under the captions “Auditor Fees and Services” and “Policy for Approval of Audit and Permitted Non-Audit Services” in the 2026 Proxy Statement is hereby incorporated by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(1)Financial Statements and Schedules
See Index to Financial Statements and Supplemental Data on page 67.
(2)Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

	Exhibit	Location
3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of November 30, 2023	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed November 30, 2023
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
4.1	Senior Debt Securities Indenture, dated as of September 24, 2001, between TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed September 24, 2001
4.2	First Supplemental Indenture, dated as of March 20, 2019, among The Walt Disney Company, TWDC Enterprises 18 Corp. and Wells Fargo Bank, N.A., as Trustee	Exhibit 4.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
4.3	Indenture, dated as of March 20, 2019, by and among The Walt Disney Company, as issuer, and TWDC Enterprises 18 Corp., as guarantor, and Citibank, N.A., as trustee	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
4.4	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
4.5	Description of Registrant’s Securities	Exhibit 4.6 to the Form 10-K of the Company for the fiscal year ended September 28, 2019
10.1	Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Form 10-K of Legacy Disney for the fiscal year ended October 1, 2011
10.2	Amendment dated July 1, 2013 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed July 1, 2013
10.3	Amendment dated October 2, 2014 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed October 3, 2014
10.4	Amendment dated March 22, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 23, 2017
10.5	Amendment dated December 13, 2017 to Amended and Restated Employment Agreement, dated as of October 6, 2011, between the Company and Robert A. Iger †	Exhibit 10.2 to the Current Report on Form 8-K of Legacy Disney filed December 14, 2017
10.6	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated November 30, 2018 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 3, 2018

	Exhibit	Location
10.7	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011, as amended, between the Company and Robert A. Iger, dated March 4, 2019 †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed March 4, 2019
10.8	Amendment to Amended and Restated Employment Agreement, Dated as of October 6, 2011 and as previously amended, between the Company and Robert A. Iger, dated February 24, 2020 †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 25, 2020
10.9	Employment Agreement Dated as of November 20, 2022, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 21, 2022
10.10	Amendment dated July 12, 2023 to Employment Agreement dated as of November 20, 2022, between the Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 12. 2023
10.11	Second Amendment dated December 15, 2023, to that certain Employment Agreement, dated as of November 20, 2022, as amended, by and between The Walt Disney Company and Robert A. Iger †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.12	Employment Agreement Dated as of December 4, 2023 by and between The Walt Disney Company and Hugh F. Johnston †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 6. 2023
10.13	Amendment dated December 15, 2023, to that certain Employment Agreement, dated as of December 4, 2023, by and between The Walt Disney Company and Hugh F. Johnston †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.14	Second Amendment dated November 10, 2025 to that certain Employment Agreement, dated as of December 4, 2023, by and between The Walt Disney Company and Hugh F. Johnston, as amended †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 12, 2025
10.15	Employment Agreement, dated as of December 21, 2021 between the Company and Horacio E. Gutierrez †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.16	Assignment of Employment Agreement dated January 31, 2022 between the Company and Horacio E. Gutierrez †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.17
Amendment dated July 21, 2022 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †
Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.18
Amendment dated April 21, 2023 to the Employment Agreement dated December 21, 2021, between Disney Corporate Services Co., LLC and Horacio E. Gutierrez and to the Indemnification Agreement dated December 21, 2021, between the Company and Horacio E. Gutierrez †
Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended April 1, 2023
10.19
Amendment dated December 21, 2023 to that certain Employment Agreement, dated as of December 21, 2021, by and between Disney Corporate Services Co., LLC and Horacio E. Gutierrez, as amended; and to that certain Indemnification Agreement, dated as of December 21, 2021, by and between The Walt Disney Company and Horacio E. Gutierrez, as amended †
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed December 22. 2023
10.20	Second Amendment dated December 13, 2023 to that certain Employment Agreement, dated as of December 21, 2021, by and between Disney Corporate Services Co., LLC and Horacio E. Gutierrez, as amended †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.21
Fifth Amendment dated November 4, 2025 to that certain Employment Agreement, dated as of December 21, 2021, by and between Disney Corporate Services Co., LLC and Horacio E. Gutierrez, as amended; and to that certain Indemnification Agreement, dated as of December 21, 2021, by and between The Walt Disney Company and Horacio E. Gutierrez, as amended †
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 7, 2025

	Exhibit	Location
10.22	Employment Agreement, dated June 29, 2022, between the Company and Kristina K. Schake †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.23	Amendment dated April 18, 2023 to Employment Agreement, dated June 29, 2022 between the Company and Kristina K. Schake †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed April 20, 2023
10.24	Amendment dated December 13, 2023 to that certain Employment Agreement, dated as of June 29, 2022, by and between The Walt Disney Company and Kristina K. Schake, as amended †	Exhibit 10.7 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.25	Third Amendment dated October 15, 2025, to that certain Employment Agreement, dated as of June 29, 2022, by and between the Walt Disney Company and Kristina K. Schake, as amended †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 16, 2025
10.26	Employment Agreement dated as of April 8, 2023, by and between the Company and Sonia L. Coleman †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended April 1, 2023
10.27	Amendment dated December 13, 2023, to that certain Employment Agreement, dated as of April 8, 2023, by and between The Walt Disney Company and Sonia L. Coleman †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.28	Second Amendment dated September 27, 2025, to that certain Employment Agreement, dated as of April 8, 2023, by and between The Walt Disney Company and Sonia L. Coleman, as amended †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 1, 2025
10.29	Voluntary Non-Qualified Deferred Compensation Plan †	Exhibit 10.1 to the Current Report on Form 8-K of Legacy Disney filed December 23, 2014
10.30	Amendment No. 1 to the Voluntary Non-Qualified Deferred Compensation Plan †	Filed herewith
10.31	Description of Directors Compensation	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.32	Description of Directors Compensation (Effective as of September 28, 2025)	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 28, 2025
10.33	Form of Indemnification Agreement for certain officers and directors †	Exhibit 10.26 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.34	Form of Assignment and Assumption of Indemnification Agreement for certain officers and directors †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended June 29, 2019
10.35	1995 Stock Option Plan for Non-Employee Directors	Exhibit 20 to the Form S-8 Registration Statement (No. 33-57811) of DEI, dated Feb. 23, 1995
10.36	Amended and Restated 2002 Executive Performance Plan †	Annex A to the Proxy Statement for the 2013 Annual Meeting of Legacy Disney
10.37	Management Incentive Bonus Program †
The portions of the tables labeled “Performance-based Bonus” in the sections of the Proxy Statement for the 2022 annual meeting titled “Executive Compensation Program Structure - Objectives and Methods - Objectives and Key Features” and “Compensation Process” and the section of the Proxy Statement titled “Performance Goals”

10.38	Amended and Restated 1997 Non-Employee Directors Stock and Deferred Compensation Plan	Annex II to the Proxy Statement for the 2003 annual meeting of Legacy Disney
10.39	Amended and Restated 2011 Stock Incentive Plan †	Annex A to Proxy Statement of registrant filed February 1, 2024
10.40	Disney Key Employees Retirement Savings Plan †	Exhibit 10.1 to the Form 10-Q of Legacy Disney for the quarter ended July 2, 2011
10.41	Amendments dated April 30, 2015 to the Amended and Restated The Walt Disney Productions and Associated Companies Key Employees Deferred Compensation and Retirement Plan, Amended and Restated Benefit Equalization Plan of ABC, Inc. and Disney Key Employees Retirement Savings Plan †	Exhibit 10.3 to the Form 10-Q of Legacy Disney for the quarter ended March 28, 2015

	Exhibit	Location
10.42	Second Amendment to the Disney Key Employees Retirement Savings Plan †	Exhibit 10.33 to the Form 10-K of the Company for the fiscal year ended October 2, 2021
10.43	Third Amendment to the Disney Key Employees Retirement Savings Plan †	Exhibit 10.9 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.44	Amended and Restated Severance Pay Plan †	Exhibit 10.39 to the Form 10-K of the Company for the fiscal year ended September 28, 2024
10.45	Group Personal Excess Liability Insurance Plan †	Exhibit 10.8 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.46	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.47	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.48	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.7 to the Form 10-Q of the Company for the quarter ended July 2, 2022
10.49	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.50	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.5 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.51	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.44 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.52	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.9 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.53	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests/Section 162(m) Vesting Requirements) †	Exhibit 10.6 to the Form 10-Q of the Company for the quarter ended January 2, 2021
10.54	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.8 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.55	Form of Performance-Based Stock Unit Award Agreement (Section 162(m) Vesting Requirement) †	Exhibit 10.9 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.56	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.12 to the Form 10-Q of Legacy Disney for the quarter ended December 29, 2018
10.57	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 31, 2022
10.58	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.8 to the Form 10-Q of the Company for the quarter ended December 30, 2023
10.59	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended December 31, 2022
10.60	Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC tests) for Robert A. Iger dated as of December 14, 2021 †	Exhibit 10.11 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.61	Non-Qualified Stock Option Award Agreement for Robert A. Iger dated as of December 14, 2021 †	Exhibit 10.12 to the Form 10-Q of the Company for the quarter ended January 1, 2022
10.62	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 28, 2019
10.63	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.57 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.64	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year/Two-Year Vesting subject to Total Shareholder Return/ROIC Tests) †	Exhibit 10.4 to the Form 10-Q of the Company for the quarter ended December 31, 2022

	Exhibit	Location
10.65	Form of Stock Option Awards Agreement †	Exhibit 10.58 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.66	Form of Stock Option Awards Agreement †	Exhibit 10.59 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.67	Form of Stock Option Awards Agreement †	Exhibit 10.60 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.68	Form of Stock Option Awards Agreement †	Exhibit 10.61 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.69	Form of Stock Option Awards Agreement †	Exhibit 10.62 to the Form 10-K of the Company for the fiscal year ended October 1, 2022
10.70	Form of Non-Qualified Stock Option Award Agreement †	Exhibit 10.1 to the Form 10-Q of the Company for the quarter ended December 28, 2024
10.71	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Exhibit 10.2 to the Form 10-Q of the Company for the quarter ended December 28, 2024
10.72	Form of Performance-Based Restricted Stock Unit Award Agreement (Three-Year Vesting subject to ROIC/TSR/EPS Tests) †	Exhibit 10.3 to the Form 10-Q of the Company for the quarter ended December 28, 2024
10.73	Five-Year Credit Agreement dated as of March 1, 2024	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 4, 2024
10.74	Five-Year Credit Agreement dated as of March 4, 2022	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 9, 2022
10.75	364-Day Credit Agreement dated as of March 1, 2024	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 4, 2024
19	The Walt Disney Company and Associated Companies Insider Trading Compliance Policy and Program	Exhibit 19 to the Form 10-K of the Company for the fiscal year ended September 28, 2024
21	Subsidiaries of the Company	Filed herewith
22	List of Guarantor Subsidiaries	Filed herewith
23	Consent of PricewaterhouseCoopers LLP	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002**	Furnished herewith
97	The Walt Disney Company Clawback Policy	Exhibit 97 to the Form 10-K of the Company for the fiscal year ended September 28, 2024
99.1	Equity Award Grants and Equity Issuances	Filed herewith
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended September 27, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.
†	Management contract or compensatory plan or arrangement.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WALT DISNEY COMPANY
(Registrant)
Date:	November 13, 2025	By:	/s/ ROBERT A. IGER
(Robert A. Iger
Chief Executive Officer and Director)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer
/s/ ROBERT A. IGER	Chief Executive Officer and Director	November 13, 2025
(Robert A. Iger)

Principal Financial and Accounting Officers
/s/ HUGH F. JOHNSTON	Senior Executive Vice President and Chief Financial Officer	November 13, 2025
(Hugh F. Johnston)

/s/ BRENT A. WOODFORD	Executive Vice President-Controllership, Financial Planning and Tax	November 13, 2025
(Brent A. Woodford)

Directors
/s/ MARY T. BARRA	Director	November 13, 2025
(Mary T. Barra)

/s/ AMY L. CHANG	Director	November 13, 2025
(Amy L. Chang)

/s/ D. JEREMY DARROCH	Director	November 13, 2025
(D. Jeremy Darroch)

/s/ CAROLYN N. EVERSON	Director	November 13, 2025
(Carolyn N. Everson)

/s/ MICHAEL B.G. FROMAN	Director	November 13, 2025
(Michael B.G. Froman)

/s/ JAMES P. GORMAN	Chairman of the Board and Director	November 13, 2025
(James P. Gorman)

/s/ MARIA ELENA LAGOMASINO	Director	November 13, 2025
(Maria Elena Lagomasino)

/s/ CALVIN R. MCDONALD	Director	November 13, 2025
(Calvin R. McDonald)

/s/ DERICA W. RICE	Director	November 13, 2025
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
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 27, 2025.
The effectiveness of our internal control over financial reporting as of September 27, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of The Walt Disney Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Walt Disney Company and its subsidiaries (the “Company”) as of September 27, 2025 and September 28, 2024, and the related consolidated statements of income, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended September 27, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Amortization of Production Costs Predominantly Monetized as a Group
As described in Notes 2 and 7 to the consolidated financial statements, production costs that are predominantly monetized as a group (hereinafter referred to as “production costs”) are amortized based on projected usage. For the year ended September 27, 2025, the Company recognized $7,072 million of amortization expense related to produced content that is predominantly monetized as a group.
The principal consideration for our determination that performing procedures relating to the amortization of production costs predominantly monetized as a group is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s amortization of production costs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization of production costs, including controls over projected usage. These procedures also included, among others (i) recalculating, on a sample basis, the amortization of production costs; (ii) evaluating, on a test basis, whether the amortization pattern for production costs is reasonable by considering historical viewership data for comparable groups; and (iii) testing the completeness and accuracy of the historical viewership data used to determine the projected usage for production costs.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
November 13, 2025
We have served as the Company’s auditor since 1938.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	2025	2024	2023
Revenues:
Services	$84,588	$81,841	$79,562
Products	9,837	9,520	9,336
Total revenues	94,425	91,361	88,898
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(52,677)	(52,509)	(53,139)
Cost of products (exclusive of depreciation and amortization)	(6,089)	(6,189)	(6,062)
Selling, general, administrative and other	(16,501)	(15,759)	(15,336)
Depreciation and amortization	(5,326)	(4,990)	(5,369)
Total costs and expenses	(80,593)	(79,447)	(79,906)
Restructuring and impairment charges	(819)	(3,595)	(3,892)
Other income (expense), net	—	(65)	96
Interest expense, net	(1,305)	(1,260)	(1,209)
Equity in the income of investees	295	575	782
Income before income taxes	12,003	7,569	4,769
Income taxes	1,428	(1,796)	(1,379)
Net income	13,431	5,773	3,390
Net income attributable to noncontrolling and redeemable noncontrolling interests	(1,027)	(801)	(1,036)
Net income attributable to The Walt Disney Company (Disney)	$12,404	$4,972	$2,354

Earnings per share attributable to Disney:
Diluted	$6.85	$2.72	$1.29
Basic	$6.88	$2.72	$1.29

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,811	1,831	1,830
Basic	1,804	1,825	1,828

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2025	2024	2023
Net income	$13,431	$5,773	$3,390
Other comprehensive income (loss), net of tax:
Market value adjustments, primarily for hedges	(181)	(443)	(430)
Pension and postretirement medical plan adjustments	257	(57)	1,214
Foreign currency translation and other	672	177	10
Other comprehensive income (loss)	748	(323)	794
Comprehensive income	14,179	5,450	4,184
Net income attributable to noncontrolling interests	(1,027)	(801)	(1,036)
Other comprehensive income (loss) attributable to noncontrolling interests	37	(84)	33
Comprehensive income attributable to Disney	$13,189	$4,565	$3,181
See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 27, 2025	September 28, 2024
ASSETS
Current assets
Cash and cash equivalents	$5,695	$6,002
Receivables, net	13,217	12,729
Inventories	2,134	2,022
Content advances	2,063	2,097
Other current assets	1,158	2,391
Total current assets	24,267	25,241
Produced and licensed content costs	31,327	32,312
Investments	8,097	4,459
Parks, resorts and other property
Attractions, buildings and equipment	82,041	76,674
Accumulated depreciation	(48,889)	(45,506)
	33,152	31,168
Projects in progress	6,911	4,728
Land	1,192	1,145
	41,255	37,041
Intangible assets, net	9,272	10,739
Goodwill	73,294	73,326
Other assets	10,002	13,101
Total assets	$197,514	$196,219

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$21,203	$21,070
Current portion of borrowings	6,711	6,845
Deferred revenue and other	6,248	6,684
Total current liabilities	34,162	34,599
Borrowings	35,315	38,970
Deferred income taxes	3,524	6,277
Other long-term liabilities	9,901	10,851
Commitments and contingencies (Note 14)
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares	59,814	58,592
Retained earnings	60,410	49,722
Accumulated other comprehensive loss	(2,914)	(3,699)
Treasury stock, at cost, 79 million shares at September 27, 2025 and 47 million shares at September 28, 2024	(7,441)	(3,919)
Total Disney Shareholders’ equity	109,869	100,696
Noncontrolling interests	4,743	4,826
Total equity	114,612	105,522
Total liabilities and equity	$197,514	$196,219
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2025	2024	2023
OPERATING ACTIVITIES
Net income	$13,431	$5,773	$3,390
Depreciation and amortization	5,326	4,990	5,369
Impairments of goodwill, produced and licensed content and other assets	871	3,511	3,128
Deferred income taxes	(2,739)	(821)	(1,346)
Equity in the income of investees	(295)	(575)	(782)
Cash distributions received from equity investees	145	437	720
Net change in produced and licensed content costs and advances	577	1,046	(1,908)
Equity-based compensation	1,363	1,366	1,143
Other, net	(148)	(143)	(25)
Changes in operating assets and liabilities
Receivables	(283)	(565)	358
Inventories	(114)	(42)	(183)
Other assets	(42)	265	(201)
Accounts payable and other liabilities	237	156	(1,142)
Income taxes	(228)	(1,427)	1,345
Cash provided by operations	18,101	13,971	9,866

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(8,024)	(5,412)	(4,969)
Proceeds from sales of investments	4	105	458
Purchase of investments	(98)	(1,506)	—
Other, net	75	(68)	(130)
Cash used in investing activities	(8,043)	(6,881)	(4,641)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	(943)	1,532	(191)
Borrowings	1,057	132	83
Reduction of borrowings	(3,735)	(3,064)	(1,675)
Dividends	(1,803)	(1,366)	—
Repurchases of common stock	(3,500)	(2,992)	—
Contributions from noncontrolling interests	12	9	735
Acquisition of redeemable noncontrolling interests	(439)	(8,610)	(900)
Other, net	(1,015)	(929)	(776)
Cash used in financing activities	(10,366)	(15,288)	(2,724)

Impact of exchange rates on cash, cash equivalents and restricted cash	5	65	73

Change in cash, cash equivalents and restricted cash	(303)	(8,133)	2,574
Cash, cash equivalents and restricted cash, beginning of year	6,102	14,235	11,661
Cash, cash equivalents and restricted cash, end of year	$5,799	$6,102	$14,235

Supplemental disclosure of cash flow information:
Interest paid	$2,050	$2,134	$2,110
Income taxes paid	$1,221	$3,963	$1,193
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at October 1, 2022	1,824	$56,398	$43,636	$(4,119)	$(907)	$95,008	$3,871	$98,879
Comprehensive income	—	—	2,354	827	—	3,181	549	3,730
Equity compensation activity	6	1,056	—	—	—	1,056	—	1,056
Contributions	—	—	—	—	—	—	806	806
Distributions and other	—	(71)	103	—	—	32	(546)	(514)
Balance at September 30, 2023	1,830	$57,383	$46,093	$(3,292)	$(907)	$99,277	$4,680	$103,957
Comprehensive income (loss)	—	—	4,972	(407)	—	4,565	730	5,295
Equity compensation activity	10	1,195	—	—	—	1,195	—	1,195
Dividends	—	13	(1,379)	—	—	(1,366)	—	(1,366)
Common stock repurchases	(28)	—	—	—	(2,992)	(2,992)	—	(2,992)
Contributions	—	—	—	—	—	—	9	9
Distributions and other	—	1	36	—	(20)	17	(593)	(576)
Balance at September 28, 2024	1,812	$58,592	$49,722	$(3,699)	$(3,919)	$100,696	$4,826	$105,522
Comprehensive income (loss)	—	—	12,404	785	—	13,189	528	13,717
Equity compensation activity	12	1,200	—	—	—	1,200	—	1,200
Dividends	—	17	(1,820)	—	—	(1,803)	—	(1,803)
Common stock repurchases	(32)	—	—	—	(3,500)	(3,500)	—	(3,500)
Distributions and other	(1)	5	104	—	(22)	87	(611)	(524)
Balance at September 27, 2025	1,791	$59,814	$60,410	$(2,914)	$(7,441)	$109,869	$4,743	$114,612
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interest.
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
The lines of business within Entertainment along with their significant business activities include the following:
•Linear Networks
◦Domestic: ABC Television Network (ABC Network); Disney, Freeform, FX and National Geographic (owned 73% by the Company) branded television channels; and eight owned ABC television stations
◦International: Disney, FX and National Geographic (owned 73% by the Company) branded television channels
◦A 50% equity investment in A+E Global Media (formerly A+E Television Networks) (A+E), which develops and distributes content globally
•Direct-to-Consumer
◦Disney+: a global direct-to-consumer (DTC) service that primarily offers general entertainment and family programming. Subscribers to both Disney+ and one of the ESPN DTC plans (see Sports segment discussion) can also access certain sports content through Disney+.
◦Hulu: a U.S. DTC service that offers general entertainment programming and a virtual multi-channel video programming distributor (vMPVD) service that includes live linear streams of various cable and broadcast networks (Hulu Live TV service). Subscribers to both Hulu and one of the ESPN DTC plans can also access certain sports content through Hulu.
•Content Sales/Licensing
◦Theatrical distribution
◦Sale/licensing of film and episodic content to television and video-on-demand (TV/VOD) services
◦Home entertainment distribution: electronic home video licenses, video-on-demand rentals and licensing of physical (DVD/Blu-ray discs) distribution rights
◦Intersegment allocation of revenues from the Experiences segment, which is meant to reflect royalties on consumer products merchandise licensing revenues generated on intellectual property (IP) created by the Entertainment segment
◦Staging and licensing of live entertainment events on Broadway and around the world (Stage Plays)
◦Music distribution
◦Post-production services by Industrial Light & Magic and Skywalker Sound
Entertainment also includes the following activities that are reported with Content Sales/Licensing:
•National Geographic magazine and online business (owned 73% by the Company)
•A 30% ownership interest in Tata Play Limited, which operates a direct-to-home satellite distribution platform in India
The revenues of Entertainment are as follows:
•Subscription fees - Fees charged to customers/subscribers for our DTC streaming services, including fees charged to multi-channel video programming distributors (i.e. cable, satellite and telecommunications providers and vMVPDs) (MVPDs) and other distributors
•Advertising - Sales of advertising time/space
•Affiliate fees - Fees charged to MVPDs for the right to deliver our programming to their customers. Linear Networks also generates revenues from fees charged to television stations affiliated with ABC Network.
•Theatrical distribution - Rentals from licensing our films to theaters

•TV/VOD and home entertainment distribution
◦Licensing fees for the right to use our film and episodic content
◦Electronic sales and rentals of film and episodic content through distributors
◦Fees from the licensing of physical distribution rights
•Other revenue - Revenues from licensing our music, ticket sales from stage play performances, fees from licensing our IP for use in stage plays, sales of post-production services and the allocation of consumer products merchandise licensing revenues
The expenses of Entertainment are as follows:
•Operating expenses, consisting of the following:
◦Programming and production costs, which include:
▪Amortization of capitalized production costs
▪Amortization of the costs of licensed programming rights
▪Subscriber-based fees for programming our Hulu Live TV service, including fees paid by Hulu to ESPN and the Entertainment linear networks business for the right to air their linear networks on Hulu Live TV
▪Production costs related to live programming (primarily news)
▪Participations and residual expenses
▪Fees paid to ESPN to program certain sports content on ABC Network and Disney+
◦Other operating expenses, which include technology support costs and distribution costs
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Sports
The Sports segment generally encompasses the Company’s sports-focused global television and DTC video streaming content production and distribution activities.
The lines of business within Sports include the following:
•ESPN (generally owned 80% by the Company) (See Note 4 for further information on potential future changes in ESPN ownership)
◦Domestic:
▪ESPN-branded television channels
▪ESPN DTC
▪ESPN on ABC (sports programmed on the ABC Network by ESPN)
◦International: ESPN-branded channels outside of the U.S.
The revenues of Sports are as follows:
•Affiliate and subscription fees
•Advertising
•Other revenue - Fees from the following activities: pay-per-view events on the ESPN DTC services, sub-licensing of sports rights, programming ESPN on ABC and licensing the ESPN brand
The expenses of Sports are as follows:
•Operating expenses, consisting of programming and production costs and other operating expenses. Programming and production costs include amortization of licensed sports rights and production costs related to live sports and other sports-related programming. Other operating expenses include technology support costs and distribution costs.
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
Experiences
The lines of business within Experiences along with their significant business activities include the following:
•Parks & Experiences:
◦Domestic:
▪Theme parks and resorts:
•Walt Disney World Resort in Florida
•Disneyland Resort in California

▪Experiences
•Disney Cruise Line
•Disney Vacation Club, including Aulani, a Disney Resort & Spa in Hawaii
•National Geographic Expeditions (owned 73% by the Company) and Adventures by Disney
◦International:
▪Theme parks and resorts:
•Disneyland Paris
•Hong Kong Disneyland Resort (48% ownership interest and consolidated in our financial results)
•Shanghai Disney Resort (43% ownership interest and consolidated in our financial results)
•In addition, the Company licenses its IP to a third party that owns and operates Tokyo Disney Resort
•Consumer Products:
◦Licensing of our trade names, characters, visual, literary and other IP to various manufacturers, game developers, publishers and retailers throughout the world, for use on merchandise, published materials and games
◦Sale of branded merchandise through online, retail and wholesale businesses, and development and publishing of books, comic books and magazines (except National Geographic magazine, which is reported in Entertainment)
The revenues of Experiences are as follows:
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
◦Merchandise licensing - Royalties from licensing our IP for use on consumer goods
◦Retail - Sales of merchandise through internet shopping sites, at The Disney Store and to wholesalers
•Parks licensing and other - Revenues from sponsorships and co-branding opportunities, real estate rent and sales and royalties earned on Tokyo Disney Resort revenues
The expenses of Experiences are as follows:
•Operating expenses, consisting of operating labor, infrastructure costs, costs of goods sold and distribution costs and other operating expenses. Infrastructure costs include technology support costs, repairs and maintenance, utilities and fuel, property taxes, retail occupancy costs, insurance and transportation. Other operating expenses include costs for such items as supplies, commissions and entertainment offerings.
•Selling, general and administrative costs, including marketing costs
•Depreciation and amortization
India Joint Venture
On November 14, 2024, the Company and Reliance Industries Limited (RIL) formed a joint venture, JioStar India Private Limited, (the India joint venture) that combined the Company’s Star-branded and other general entertainment and sports television channels and Disney+ Hotstar direct-to-consumer service in India (Star India) with certain media and entertainment businesses controlled by RIL (the Star India Transaction). The Company owns 37% of the India joint venture and recognizes its share of the joint venture’s results in “Equity in the income of investees.” Star India results through November 14, 2024 were consolidated in the Company’s financial results and reported in the Entertainment and Sports segments. See Note 4 for additional information.
SEGMENT INFORMATION
Our operating segments report separate financial information, including segment revenues and operating income, which is evaluated regularly by the Chief Executive Officer, the Chief Operating Decision Maker (CODM), to allocate resources and to assess performance by monitoring results against those set out in our planning processes. We do not present a measure of total assets for our reportable segments as this information is not used by the CODM to allocate resources and assess performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income, net interest expense, income taxes and noncontrolling interests. Segment operating income generally includes equity in the income of investees, except for our India joint venture, and acquisition accounting amortization of TFCF Corporation (TFCF) and Hulu assets (i.e. intangible assets and the fair value step-up for film and episodic costs) recognized in connection with the TFCF acquisition in fiscal 2019 (TFCF and Hulu Acquisition Amortization). Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption.
Segment revenues, segment operating income and significant segment expenses are as follows:

	2025	2024	2023
Revenues
Entertainment
Third parties	$42,018	$40,775	$40,258
Amounts eliminated in consolidation	448	411	377
	42,466	41,186	40,635
Sports
Third parties	16,251	16,435	16,091
Amounts eliminated in consolidation	1,421	1,184	1,020
	17,672	17,619	17,111
Experiences	36,156	34,151	32,549
Eliminations	(1,869)	(1,595)	(1,397)
Total revenues	$94,425	$91,361	$88,898
Segment operating income (loss)
Entertainment	$4,674	$3,923	$1,444
Sports	2,882	2,406	2,465
Experiences	9,995	9,272	8,954
Total segment operating income(1)	$17,551	$15,601	$12,863
(1)Equity in the income of investees is included in segment operating income as follows:

	2025	2024	2023
Entertainment	$439	$529	$685
Sports	67	58	55
Experiences	—	—	(2)
Equity in the income of investees included in segment operating income	506	587	738
Equity in the loss of India joint venture	(202)	—	—
A+E Gain(a)	—	—	56
Amortization of TFCF intangible assets related to equity investees	(9)	(12)	(12)
Equity in the income of investees	$295	$575	$782
(a) Restructuring and impairment charges in fiscal 2023 include the impact of a content license agreement termination with A+E, which generated a gain at A+E. The Company’s 50% interest of this gain was $56 million (A+E gain).

Supplemental information about significant segment expenses	2025	2024	2023
Entertainment
Programming and production costs	$22,273	$22,385	$23,912
Other segment operating expenses(1)	5,400	5,347	5,804
Selling, general, administrative and other	9,733	9,326	9,404
Depreciation and amortization	825	734	756
Total Entertainment costs and expenses	38,231	37,792	39,876
Sports
Programming and production costs	12,492	12,983	12,373
Other segment operating expenses(2)	986	951	941
Selling, general, administrative and other	1,331	1,298	1,314
Depreciation and amortization	48	39	73
Total Sports costs and expenses	14,857	15,271	14,701
Experiences
Operating labor	8,948	8,392	7,550
Infrastructure costs	3,511	3,363	3,127
Costs of goods sold and distribution costs	3,253	3,319	3,357
Other segment operating expenses(3)	3,512	3,282	3,095
Selling, general, administrative and other	4,114	3,944	3,675
Depreciation and amortization	2,823	2,579	2,789
Total Experiences costs and expenses	26,161	24,879	23,593
Eliminations(4)	(1,869)	(1,595)	(1,397)
Corporate and unallocated shared expenses	1,646	1,435	1,147
TFCF and Hulu acquisition amortization(5)	1,567	1,665	1,986
Total costs and expenses	$80,593	$79,447	$79,906
(1)Other operating expenses of Entertainment include technology support costs, distribution costs and costs of goods sold.
(2)Other operating expenses of Sports include technology support costs and distribution costs.
(3)Other operating expenses of Experiences include costs for supplies, commissions and entertainment offerings.
(4)Reflects fees paid by (a) Hulu to ESPN and the Entertainment linear networks business for the right to air their networks on Hulu Live TV and (b) ABC Network and Disney+ to ESPN to program certain sports content on ABC Network and Disney+. The offset is included in Entertainment programming and production costs.
(5)Excludes amortization of TFCF intangible assets related to equity investees.

A reconciliation of segment operating income to income before income taxes is as follows:

	2025	2024	2023
Segment operating income	$17,551	$15,601	$12,863
Corporate and unallocated shared expenses	(1,646)	(1,435)	(1,147)
Equity in the loss of India joint venture	(202)	—	—
Restructuring and impairment charges(1)	(819)	(3,595)	(3,836)
Other income (expense), net(2)	—	(65)	96
Interest expense, net	(1,305)	(1,260)	(1,209)
TFCF and Hulu acquisition amortization(3)	(1,576)	(1,677)	(1,998)
Income before income taxes	$12,003	$7,569	$4,769
(1)Net of the A+E Gain in fiscal 2023.
(2)“Other income (expense), net” for fiscal 2024 and 2023 includes charges related to a legal ruling of $65 million and $101 million, respectively. Fiscal 2023 includes a gain of $169 million to adjust our investment in DraftKings, Inc. to fair value. The Company sold the DraftKings investment in fiscal 2023.
(3)TFCF and Hulu acquisition amortization is as follows:

	2025	2024	2023
Amortization of intangible assets	$1,307	$1,394	$1,547
Step-up of film and episodic costs	260	271	439
Intangibles related to TFCF equity investees	9	12	12
	$1,576	$1,677	$1,998
Capital expenditures, depreciation expense and amortization of intangible assets are as follows:

Capital expenditures	2025	2024	2023
Entertainment	$1,155	$977	$1,032
Sports	3	10	15
Experiences
Domestic	5,271	2,710	2,203
International	1,158	949	822
Corporate	437	766	897
Total capital expenditures	$8,024	$5,412	$4,969
Depreciation expense
Entertainment	$773	$681	$669
Sports	48	39	73
Experiences
Domestic	1,933	1,744	2,011
International	782	726	669
Amounts included in segment operating income	2,715	2,470	2,680
Corporate	323	244	204
Total depreciation expense	$3,859	$3,434	$3,626
Amortization of intangible assets
Entertainment	$52	$53	$87
Experiences	108	109	109
Amounts included in segment operating income	160	162	196
TFCF and Hulu	1,307	1,394	1,547
Total amortization of intangible assets	$1,467	$1,556	$1,743

Long-lived assets(1) by geographical markets are as follows:

	September 27, 2025	September 28, 2024
Americas	$61,888	$62,107
Europe	13,227	10,299
Asia Pacific	10,799	6,535
	$85,914	$78,941
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
Reporting Period
The Company’s fiscal year ends on the Saturday closest to September 30 and consists of fifty-two weeks with the exception that approximately every six years, we have a fifty-three week year. When a fifty-three week year occurs, the Company reports the additional week in the fourth quarter. Fiscal 2025, 2024 and 2023 were fifty-two week years. Fiscal 2026 will be a fifty-three week year.
Reclassifications
Certain reclassifications have been made in the fiscal 2024 and fiscal 2023 financial statements and notes to conform to the fiscal 2025 presentation.
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
•The sale of food, beverages and merchandise
•The sale of books, comic books and magazines
Significant operating costs related to the sale of tangible products include:
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
•Resorts and vacations sales are recognized as revenue as the services are provided. Sales of vacation club properties are recognized as revenue upon the later of when title transfers to the customer or when construction activity is deemed complete.
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
When the term of an existing agreement is renewed or extended, revenues related to the renewal period or extension are recognized when the licensed content becomes available under the renewal or extension.
•Home entertainment sales in electronic formats are recognized as revenue when the content is available for use by the consumer. Fees from the licensing of physical home entertainment distribution rights are recognized as revenue as earned based on the contractual royalty rate applied to the licensee’s underlying product sales. Sales in physical formats through distributors are recognized as revenue on the later of the delivery date or the date that the product can be sold by retailers.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for fiscal 2025, 2024 and 2023 was $6.5 billion, $6.1 billion and $6.4 billion, respectively. The increase in advertising expense for fiscal 2025 compared to fiscal 2024 was due to an increase in theatrical marketing costs. The decrease in advertising expense for fiscal 2024 compared to fiscal 2023 was due to a decrease in theatrical marketing costs.
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

	September 27, 2025	September 28, 2024	September 30, 2023
Cash and cash equivalents	$5,695	$6,002	$14,182
Restricted cash included in other assets	104	100	53
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,799	$6,102	$14,235
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
For U.S. dollar functional currency locations, foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for non-monetary balance sheet accounts, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those revenues and expenses related to the non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in income.
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
Film and Television Content Costs
The Company classifies its capitalized produced and acquired/licensed content costs as long-term assets (“Produced and licensed content costs” in the Consolidated Balance Sheet) and classifies advances for live programming rights made prior to the live event as short-term assets (“Content advances” in the Consolidated Balance Sheet). For produced content, we capitalize all direct costs incurred in the physical production of a film, as well as allocations of production overhead and capitalized interest. For licensed and acquired content, we capitalize the license fee or acquisition cost, respectively. For purposes of amortization and impairment, the capitalized content costs are classified based on their predominant monetization strategy as follows:
•Individual - lifetime value is predominantly derived from third-party revenues that are directly attributable to the specific film or television title (e.g. theatrical revenues or sales to third-party television programmers)
•Group - lifetime value is predominantly derived from third-party revenues that are attributable only to a bundle of titles (e.g. subscription revenue for a DTC service or affiliate fees for a cable television network)
The determination of the predominant monetization strategy is made at commencement of production based on the means by which we derive third-party revenues from use of the content. Imputed title by title license fees that may be necessary for other purposes are established as required for those purposes.
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
Production costs for content that is predominantly monetized individually are amortized based upon the ratio of the current period’s revenues to the estimated remaining total revenues (Ultimate Revenues). For film productions, Ultimate Revenues include revenues from all sources that will be earned within ten years from the date of the initial theatrical release, including imputed license fees for content that is used on our DTC streaming services. For episodic series that are classified as individual, Ultimate Revenues include revenues that will be earned within ten years, including imputed license fees for content that is used on our DTC streaming services, from delivery of the first episode, or if still in production, five years from delivery of the most recent episode, if later. Participations and residuals are expensed over the applicable product life cycle based upon the ratio of the current period’s revenues to the estimated remaining total revenues for each production.
Production costs that are predominantly monetized as a group are amortized based on projected usage, generally resulting in an accelerated or straight-line amortization pattern. Adjustments to projected usage are applied prospectively in the period of the change. Participations and residuals are generally expensed in line with the pattern of usage.
Licensed rights to film and television content and other programs are expensed on an accelerated or straight-line basis over their useful life or over the number of times the program is expected to be aired, as appropriate. We amortize rights costs for multi-year sports programming arrangements during the applicable seasons based on the estimated relative value of each year in the arrangement. If annual contractual payments related to each season approximate each season’s estimated relative value, we expense the related contractual payments during the applicable season.
Acquired film and television libraries are generally amortized on a straight-line basis over 20 years from the date of acquisition. Acquired film and television libraries include content that was initially released three or more years prior to its acquisition, except it excludes the prior seasons of episodic programming still in production at the date of its acquisition.
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
Internal-Use Software Costs
The Company expenses costs incurred in the preliminary project stage of developing or acquiring internal use software, such as research and feasibility studies as well as costs incurred in the post-implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary-project stage is complete, management authorizes the project and it is probable that the project will be completed and the software will be used for the function intended. As of September 27, 2025 and September 28, 2024, capitalized software costs, net of accumulated amortization, totaled $1.2 billion and $1.3 billion, respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, generally up to 5 years.
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
When performing a quantitative assessment, we generally use a present value technique (discounted cash flows) corroborated by market multiples when available and as appropriate to determine the fair value of our reporting units, The discounted cash flow analyses are sensitive to our estimated projected future cash flows as well as the discount rates used to calculate their present value. Our future cash flows are based on internal forecasts for each reporting unit, which consider projected inflation and other economic indicators, as well as industry growth projections. Significant judgments and assumptions in the discounted cash flow model relate to projections of future revenues and certain operating expenses, operating margins, terminal growth rates and discount rates. Discount rates for each reporting unit are determined based on the inherent risks of each reporting unit’s underlying operations. We believe our estimates are consistent with how a marketplace participant would value our reporting units. If we had established different reporting units or utilized different valuation methodologies or assumptions, the impairment test results could differ.
In fiscal 2025, the Company performed a qualitative assessment of goodwill for impairment for all reporting units. Based on these assessments, we concluded that it was more likely than not that the estimated fair values of our reporting units were higher than their carrying values and that the performance of a quantitative impairment test was not required.
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
The Company expects its aggregate annual amortization expense for finite-lived intangible assets for fiscal 2026 through 2030 to be as follows:

2026	$979
2027	903
2028	838
2029	778
2030	510
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
The Company recorded non-cash impairment charges in fiscal 2025, 2024 and 2023 that are further described in Note 18.
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

A reconciliation of the weighted average number of common and common equivalent shares outstanding and the number of Awards excluded from the diluted earnings per share calculation, as they were anti-dilutive, are as follows:

	2025	2024	2023
Weighted average number of common and common equivalent shares outstanding (basic)	1,804	1,825	1,828
Weighted average dilutive impact of Awards	7	6	2
Weighted average number of common and common equivalent shares outstanding (diluted)	1,811	1,831	1,830
Awards excluded from diluted earnings per share	13	24	24
3Revenues
The following table presents our revenues by segment and major source:

	2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$27,120	$11,944	$—	$(1,285)	$37,779
Advertising	6,679	4,444	—	—	11,123
Theme park admissions	—	—	11,707	—	11,707
Retail and wholesale sales of merchandise, food and beverage	—	—	9,642	—	9,642
Resort and vacations	—	—	9,210	—	9,210
Merchandise licensing	643	—	3,236	—	3,879
TV/VOD and home entertainment distribution	3,507	267	—	—	3,774
Theatrical distribution licensing	2,592	—	—	—	2,592
Other	1,925	1,017	2,361	(584)	4,719
	$42,466	$17,672	$36,156	$(1,869)	$94,425

	2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$25,668	$12,068	$—	$(1,183)	$36,553
Advertising	7,506	4,388	—	—	11,894
Theme park admissions	—	—	11,171	—	11,171
Retail and wholesale sales of merchandise, food and beverage	—	—	9,204	—	9,204
Resort and vacations	—	—	8,375	—	8,375
Merchandise licensing	642	—	3,142	—	3,784
TV/VOD and home entertainment distribution	3,051	305	—	—	3,356
Theatrical distribution licensing	2,266	—	—	—	2,266
Other	2,053	858	2,259	(412)	4,758
	$41,186	$17,619	$34,151	$(1,595)	$91,361

	2023
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$23,789	$12,107	$—	$(1,084)	$34,812
Advertising	7,594	3,920	4	—	11,518
Theme park admissions	—	—	10,423	—	10,423
Retail and wholesale sales of merchandise, food and beverage	—	—	8,921	—	8,921
Resort and vacations	—	—	7,949	—	7,949
Merchandise licensing	619	—	2,509	—	3,128
TV/VOD and home entertainment distribution	3,576	347	—	—	3,923
Theatrical distribution licensing	3,174	—	—	—	3,174
Other	1,883	737	2,743	(313)	5,050
	$40,635	$17,111	$32,549	$(1,397)	$88,898
The following table presents our revenues by segment and primary geographical markets:

	2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$33,815	$17,266	$27,218	$(1,869)	$76,430
Europe	6,317	292	4,481	—	11,090
Asia Pacific	2,334	114	4,457	—	6,905
	$42,466	$17,672	$36,156	$(1,869)	$94,425

	2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$31,722	$16,432	$25,603	$(1,595)	$72,162
Europe	5,805	396	4,078	—	10,279
Asia Pacific	3,659	791	4,470	—	8,920
	$41,186	$17,619	$34,151	$(1,595)	$91,361

	2023
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$31,414	$16,000	$25,188	$(1,397)	$71,205
Europe	5,475	370	3,688	—	9,533
Asia Pacific	3,746	741	3,673	—	8,160
	$40,635	$17,111	$32,549	$(1,397)	$88,898
Revenues recognized in the current and prior year from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on content made available to distributors and licensees in previous reporting periods. For fiscal 2025, $1.0 billion was recognized related to performance obligations satisfied prior to September 28, 2024. For fiscal 2024, $1.0 billion was recognized related to performance obligations satisfied prior to September 30, 2023. For fiscal 2023, $0.9 billion was recognized related to performance obligations satisfied prior to October 1, 2022.
As of September 27, 2025, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, primarily for IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, DTC wholesalers, television station affiliates and sports sublicensees. Of this amount, we expect to recognize approximately $7 billion in fiscal 2026, $4 billion in fiscal 2027, $2 billion in fiscal 2028 and $3 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of IP that are solely based on the sales of the licensee.
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
Accounts receivable and deferred revenues from contracts with customers are as follows:

	September 27, 2025	September 28, 2024
Accounts Receivable
Current	$10,544	$10,463
Non-current	985	1,040
Allowance for credit losses	(126)	(118)
Deferred revenues
Current	5,689	5,587
Non-current	785	858
For fiscal 2025, 2024 and 2023, the Company recognized revenue of $5.3 billion, $5.2 billion and $5.1 billion, respectively, that was included in the deferred revenue balance at September 28, 2024, September 30, 2023 and October 1, 2022, respectively. Amounts deferred generally relate to theme park admissions and vacation packages, DTC subscriptions and advances related to merchandise and TV/VOD licenses.
The Company has accounts receivable of $1.0 billion at both September 27, 2025 and September 28, 2024 with original maturities greater than one year primarily related to the sale of vacation club properties. The receivables are recorded in other non-current assets. The allowance for credit losses for these receivables and additions to/write-offs against the allowance for fiscal 2025 and 2024 were not material.
4.Acquisitions and Dispositions
NFL media assets
In October 2025, ESPN and NFL Enterprises LLC reached a binding agreement for ESPN to acquire the NFL Network and certain other media assets owned and controlled by NFL Enterprises LLC, including NFL’s RedZone Channel pay TV distribution and NFL Fantasy, in exchange for a 10% noncontrolling interest of ESPN (the NFL Transaction). The NFL Transaction is expected to close in calendar year 2026, subject to certain regulatory approvals, including from federal and foreign antitrust authorities, and other customary closing conditions. Upon consummation of the NFL Transaction, the Company would have an effective 72% interest in ESPN, with Hearst Corporation (Hearst) and NFL Enterprises LLC holding 18% and 10%, respectively.
FuboTV Inc.
On October 29, 2025, the Company and FuboTV Inc. (Fubo), a publicly traded vMVPD, combined certain of Hulu Live TV assets, including its carriage agreements, subscription agreements and related data, advertising and sponsorship agreements and intellectual property exclusively related to the “Live TV” brand, with Fubo (the Fubo Transaction). The Company acquired Fubo to enhance and expand our vMVPD offering and provide consumers with more high-quality offerings, choice and increased flexibility.
The Company contributed certain Hulu Live TV assets to a newly formed entity, Fubo Operations LLC (Newco), that is jointly owned by the Company and Fubo in exchange for units in Newco (Newco Units) representing a 70% equity interest in Newco on a fully diluted basis, and Fubo issued the Company shares of Fubo Class B Common Stock, a newly created vote-only class of Fubo common stock representing a 70% voting interest in Fubo on a fully diluted basis. As a result, the Company has a 70% economic interest in the combined operations, a 70% voting interest in Fubo and the right to appoint a majority of Fubo’s Board of Directors. The remaining 30% equity interest in Fubo is retained by Fubo public shareholders.
Based on the closing price of Fubo common stock of $3.69 on October 29, 2025, the estimated fair value of Fubo is $1.3 billion, which will be allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values with the excess recorded as goodwill. The Company is in the process of finalizing the valuation of the assets acquired, liabilities assumed, and noncontrolling interests.
The Company will include Fubo’s financial results in the Company’s Consolidated Financial Statements effective from October 29, 2025.
Pursuant to an agreement entered into as part of the Fubo Transaction, the Company is the exclusive distributor of the Hulu Live TV service for five years (renewable for an additional five-year term by mutual agreement) and pays a wholesale fee to Fubo based on Fubo’s cost to program Hulu Live TV. Under the same agreement, the Company manages the marketing for the Hulu Live TV service and sells advertising for the Hulu Live TV service and Fubo platform for a fee.
Further, the Company agreed to provide Fubo a senior unsecured term loan of up to $145 million (available to be funded in January 2026).
Star India
On November 14, 2024, the Company and RIL formed the India Joint Venture that combines the Company’s Star India business with certain media and entertainment businesses controlled by RIL. RIL has an effective 56% controlling interest in the joint venture with 37% held by the Company and 7% by Bodhi Tree Systems, a third party investment company.
The Company deconsolidated Star India’s assets and liabilities on November 14, 2024, and recognized the fair value of its interest in the India Joint Venture as an equity method investment. We recorded non-cash impairment charges of $0.1 billion and $1.5 billion in “Restructuring and impairment charges” in fiscal 2025 and 2024, respectively, to reflect Star India at its fair value less costs to sell. In addition, we recognized a non-cash tax charge of approximately $0.2 billion in fiscal 2025 in connection with the close of the transaction.
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
In fiscal 2025, following the completion of an appraisal process to determine Hulu’s equity fair value, the Company paid NBCU an incremental $0.4 billion, reflecting NBCU’s share of Hulu’s equity fair value above the guaranteed floor, giving the Company 100% ownership of Hulu. The additional amount was recognized in “Net income attributable to noncontrolling interests” in the Consolidated Statements of Income.
The Company will also pay NBCU 50% of the future tax benefits from the amortization of the purchase of NBCU’s interest in Hulu as the Company’s cash tax benefits are realized, generally over a 15-year period starting in fiscal 2026.
At the close of the transaction in fiscal 2025, Hulu’s U.S. income tax classification changed, which resulted in the recognition of a non-cash tax benefit of approximately $3.3 billion in “Income taxes” in the Consolidated Statements of Income.
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
During the fiscal year ended 2023, Hearst contributed $710 million to the domestic DTC sports business, to fund its 20% share of the MLB buy-out and the domestic DTC sports business’s operating cash requirements, which had been funded by the Company through intercompany loans.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Star India	Total
Balance at Sep. 30, 2023	$55,031	$16,486	$5,550	$—	$77,067
Allocation to Star India	(2,445)	—	—	2,445	—
Impairments(1)	(1,287)	—	—	(1,335)	(2,622)
Reclassification to held for sale	—	—	—	(1,106)	(1,106)
Currency translation adjustments and other, net	(9)	—	—	(4)	(13)
Balance at Sep. 28, 2024	$51,290	$16,486	$5,550	$—	$73,326
Currency translation adjustments and other, net	(32)	—	—	—	(32)
Balance at Sep. 27, 2025	$51,258	$16,486	$5,550	$—	$73,294
(1)Fiscal 2024 reflects impairments related to entertainment linear networks and Star India (see Note 18).

5Investments
Investments consist of the following:

	September 27, 2025	September 28, 2024
Investments, equity basis	$6,319	$2,680
Investments, other	1,778	1,779
	$8,097	$4,459
Investments, Equity Basis
The Company’s significant equity investments include the India joint venture (37% ownership), A+E (50% ownership) and CTV Specialty Television, Inc. (30% ownership). As of September 27, 2025 and September 28, 2024, the book value of the Company’s equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $1.6 billion and $0.5 billion, respectively, which represent amortizable intangible assets and goodwill arising from acquisitions. See Note 18 for impairments recorded on equity investments.
Investments, Other
As of both September 27, 2025 and September 28, 2024, the Company had securities without a readily determinable fair value of $1.7 billion, the most significant of which is an 8% interest in Epic Games, Inc. at $1.6 billion.
Gains, losses and impairments on securities are generally recorded in “Interest expense, net” in the Consolidated Statements of Income; these amounts were not material for fiscal 2025, 2024 and 2023.
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Consolidated Balance Sheet:

	September 27, 2025	September 28, 2024
Cash and cash equivalents	$428	$510
Other current assets	184	178
Total current assets	612	688
Parks, resorts and other property	6,060	6,141
Other assets	287	217
Total assets	$6,959	$7,046

Current liabilities	$734	$695
Long-term borrowings	1,075	1,292
Other long-term liabilities	489	409
Total liabilities	$2,298	$2,396
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Consolidated Statements of Income for fiscal 2025:

Revenues	$6,111
Costs and expenses	(4,963)
Asia Theme Parks’ royalty and management fees of $323 million for fiscal 2025 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.

International Theme Parks’ cash flows included in the Company’s fiscal 2025 Consolidated Statements of Cash Flows were $1.8 billion provided by operating activities, $1.2 billion used in investing activities and $0.1 billion used in financing activities.
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
Hong Kong Disneyland Resort is undergoing a multi-year expansion estimated to cost HK $10.9 billion ($1.4 billion). The Company and HKSAR have agreed to fund the expansion on an equal basis through equity contributions, which totaled $23 million and $18 million in fiscal 2025 and 2024, respectively. To date, the Company and HKSAR have funded a total of $814 million.
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
The Company has provided Shanghai Disney Resort with loans totaling $873 million bearing interest at 8% and are scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. The loan is eliminated in consolidation. The Company has also provided Shanghai Disney Resort with a 1.9 billion yuan (approximately $0.3 billion) line of credit bearing interest at 8% and maturing in 2033. At September 27, 2025, the line of credit does not have a balance outstanding.
Shendi has provided Shanghai Disney Resort with loans totaling 7.7 billion yuan (approximately $1.1 billion) bearing interest at 8% and scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8% and maturing in 2033. At September 27, 2025, the line of credit does not have a balance outstanding.
7Produced and Acquired/Licensed Content Costs and Advances
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of September 27, 2025			As of September 28, 2024
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$4,624	$14,288	$18,912	$4,568	$13,621	$18,189
Completed, not released	313	1,061	1,374	16	2,265	2,281
In-process	4,082	3,633	7,715	4,352	4,067	8,419
In development or pre-production	386	182	568	196	73	269
	$9,405	$19,164	28,569	$9,132	$20,026	29,158
Licensed content - Television Programming rights and advances			4,821			5,251
Total produced and licensed content			$33,390			$34,409

Current portion			$2,063			$2,097
Non-current portion			$31,327			$32,312

Amortization of produced and licensed content is as follows:

	2025	2024	2023
Produced content
Predominantly monetized individually	$3,338	$3,311	$3,999
Predominantly monetized as a group	7,072	7,143	7,862
	10,410	10,454	11,861
Licensed programming rights and advances	12,876	14,027	13,405
Total produced and licensed content costs(1)	$23,286	$24,481	$25,266
(1)Primarily included in “Costs of services” in the Consolidated Statements of Income. Fiscal 2025 and fiscal 2024 amounts exclude impairment charges for produced content of $109 million and $187 million respectively, and fiscal 2023 amounts exclude impairment charges of $2.0 billion for produced content and $257 million for licensed programming rights. These charges were recorded in “Restructuring and impairment charges” in the Consolidated Statements of Income (see Note 18).
Total expected amortization by fiscal year of completed (released and not released) produced, licensed and acquired film and television library content on the balance sheet as of September 27, 2025 is as follows:

	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released
2026	$1,060	$3,382	$4,442
2027	639	2,364	3,003
2028	418	1,873	2,291
Completed, not released
2026	209	464	673

Licensed content - Programming rights and advances
2026			$3,163
2027			682
2028			385
Approximately $2.1 billion of accrued participations and residual liabilities will be paid in fiscal 2026.
At September 27, 2025, released content (less amortization) includes acquired film and television library content with a carrying value of $3.1 billion and is generally being amortized straight-line over a weighted-average remaining period of approximately 13 years.
Content Production Incentives
Programming and production costs were reduced by $0.7 billion for fiscal 2025 related to the amortization of production tax incentives. We have production tax credit receivables of $1.8 billion as of September 27, 2025, which, based on the expected timing of collection, are reflected in “Receivables, net” or “Other Assets” in our Consolidated Balance Sheet.

8Borrowings
The Company’s borrowings, including the impact of interest rate and cross-currency swaps, are summarized as follows:

			September 27, 2025
	Sep. 27, 2025	Sep. 28, 2024	Stated Interest Rate(1)	Pay Floating Interest rate and Cross- Currency Swaps(2)	Effective Interest Rate(3)	Swap Maturities
Commercial paper	$2,062	$3,040	—	$—	4.28%
U.S. dollar denominated notes(4)	38,658	40,496	4.09%	9,625	4.43%	2026-2031
Foreign currency denominated debt	931	1,886	3.06%	933	5.11%	2027
Other(5)	(700)	(899)		—
	40,951	44,523		10,558
Asia Theme Parks borrowings	1,075	1,292	8.00%	—	4.55%
Total borrowings	42,026	45,815		10,558
Less current portion	6,711	6,845		—
Total long-term borrowings	$35,315	$38,970		$10,558
(1)The stated interest rate represents the weighted-average coupon rate for each category of borrowings. For floating-rate borrowings, interest rates are the rates in effect at September 27, 2025; these rates are not necessarily an indication of future interest rates.
(2)Amounts represent notional values of interest rate and cross-currency swaps outstanding as of September 27, 2025.
(3)The effective interest rate includes the impact of purchase accounting adjustments, existing and terminated interest rate and cross-currency swaps, and debt issuance costs and discounts.
(4)Includes purchase accounting adjustments and net debt issuance costs and discounts totaling a net premium of $1.5 billion and $1.6 billion at September 27, 2025 and September 28, 2024, respectively.
(5)Includes market value adjustments for debt with qualifying hedges, which reduces borrowings by $0.7 billion and $0.9 billion at September 27, 2025 and September 28, 2024, respectively.
Bank Facilities and Commercial Paper
At September 27, 2025, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2026	$5,250	$—	$5,250
Facility expiring March 2027	4,000	—	4,000
Facility expiring March 2029	3,000	—	3,000
Total	$12,250	$—	$12,250
The Company’s bank facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Ratings and S&P Global Ratings ranging from 0.63% to 1.1%. The bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On September 27, 2025, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $0.5 billion of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of September 27, 2025, the Company has $0.4 billion of outstanding letters of credit, of which none were issued under this facility. Outstanding letters of credit at Star India totaling $0.7 billion at September 27, 2025 that were entered into prior to the Star India Transaction are guaranteed by the Company through calendar 2025.

Commercial paper activity is as follows:

	Commercial paper with original maturities less than three months, net(1)	Commercial paper with original maturities greater than three months	Total
Balance at Sep. 30, 2023	$289	$1,187	$1,476
Additions	431	4,305	4,736
Payments	—	(3,204)	(3,204)
Other Activity	7	25	32
Balance at Sep. 28, 2024	$727	$2,313	$3,040
Additions	1,232	1,129	2,361
Payments	—	(3,304)	(3,304)
Other Activity	4	(39)	(35)
Balance at Sep. 27, 2025	$1,963	$99	$2,062
(1)Borrowings and reductions of borrowings are reported net.
U.S. Dollar Denominated Notes
At September 27, 2025, the Company had $38.7 billion of fixed rate U.S. dollar denominated notes with maturities ranging from 1 to 71 years and stated interest rates that range from 1.75% to 8.45%. Of this balance, $1.1 billion borrowed in connection with the November 2024 cruise ship delivery of the Disney Treasure allows for early repayment subject to cancellation fees.
In addition, in connection with the October 2025 cruise ship delivery of the Disney Destiny, the Company borrowed $1.1 billion under an existing credit facility with a fixed rate of 3.74% that will be payable semi-annually over a 12-year term. Early repayment is permitted subject to cancellation fees.
Foreign Currency Denominated Debt
At September 27, 2025, the Company had a fixed rate senior note of Canadian $1.3 billion ($0.9 billion), which had a stated interest rate of 3.06% and matures in March 2027. The Company has entered into pay-floating interest rate and cross-currency swaps that effectively convert the borrowing to a variable-rate U.S. dollar denominated borrowing indexed to SOFR.
Asia Theme Parks Borrowings
Shendi has provided Shanghai Disney Resort with loans totaling 7.7 billion yuan (approximately $1.1 billion) bearing interest at 8% and is scheduled to mature in 2036 with earlier payments required based on available cash flows. In addition, early repayment is permitted. Shendi has also provided Shanghai Disney Resort with a 2.6 billion yuan (approximately $0.4 billion) line of credit bearing interest at 8%. As of September 27, 2025, the line of credit does not have a balance outstanding.
Maturities
The following table provides total borrowings, excluding market value adjustments and debt issuance premiums, discounts and costs, by scheduled maturity date as of September 27, 2025. The table also provides the estimated interest payments on these borrowings as of September 27, 2025 although actual future payments will differ for floating-rate borrowings:

	Borrowings
Fiscal Year:	Before Asia Theme Parks Consolidation	Asia Theme Parks	Total Borrowings	Interest	Total Borrowings and Interest
2026	$6,737	$14	$6,751	$1,559	$8,310
2027	2,985	—	2,985	1,394	4,379
2028	1,687	63	1,750	1,300	3,050
2029	2,283	108	2,391	1,362	3,753
2030	1,338	164	1,502	1,265	2,767
Thereafter	25,146	726	25,872	14,522	40,394
	$40,176	$1,075	$41,251	$21,402	$62,653

Interest
The Company capitalizes interest on assets constructed for its parks and resorts and on certain film and television productions. In fiscal 2025, 2024 and 2023, total interest capitalized was $322 million, $386 million and $365 million, respectively.
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 10) are reported net in the Consolidated Statements of Income and consist of the following:

	2025	2024	2023
Interest expense	$(1,812)	$(2,070)	$(1,973)
Interest and investment income	246	406	424
Net periodic pension and postretirement benefit costs (other than service costs)	261	404	340
Interest expense, net	$(1,305)	$(1,260)	$(1,209)
9Income Taxes
Income Before Income Taxes by Domestic and Foreign Subsidiaries

Income Before Income Taxes	2025	2024	2023

Domestic subsidiaries (including U.S. exports)	$9,535	$5,754	$3,086
Foreign subsidiaries	2,468	1,815	1,683
	$12,003	$7,569	$4,769
Provision for Income Taxes: Current and Deferred

Income Tax Expense (Benefit)
Current	2025	2024	2023
Federal	$(130)	$1,393	$1,475
State	413	237	402
Foreign, including foreign withholding taxes	906	973	867
	1,189	2,603	2,744
Deferred
Federal	(2,171)	(764)	(1,180)
State	(527)	54	4
Foreign	81	(97)	(189)
	(2,617)	(807)	(1,365)
Income tax expense (benefit)	$(1,428)	$1,796	$1,379

Deferred Tax Assets and Liabilities

Components of Deferred Tax (Assets) and Liabilities	September 27, 2025	September 28, 2024

Deferred tax assets
Net operating losses and tax credit carryforwards(1)	$(3,629)	$(3,444)
Accrued liabilities	(1,011)	(1,199)
Licensing revenues	(807)	(130)
Lease liabilities	(786)	(862)
Other	(413)	(655)
Total deferred tax assets	(6,646)	(6,290)
Deferred tax liabilities
Depreciable, amortizable and other property	3,998	6,584
Investment in U.S. entities	916	1,102
Investment in foreign entities	879	465
Right-of-use lease assets	628	692
Other	89	78
Total deferred tax liabilities	6,510	8,921
Net deferred tax (asset) liability before valuation allowance(2)	(136)	2,631
Valuation allowance	2,931	2,991
Net deferred tax liability	$2,795	$5,622
(1)Further details on our net operating losses and tax credit carryforwards are as follows:

September 27, 2025
International Theme Park net operating losses	$(1,515)
U.S. foreign tax credits	(945)
State net operating losses and tax credit carryforwards	(701)
Other	(468)
Total net operating losses and tax credit carryforwards(a)	$(3,629)
(a)    Approximately $2.3 billion of these carryforwards do not expire and are primarily related to loss carryforwards at Disneyland Paris. Approximately $1.2 billion expire between fiscal 2026 and fiscal 2035 and are primarily related to U.S. foreign tax credits.
(2)In fiscal 2025, the Company completed the acquisition of NBCU’s interest in Hulu. At the close of the transaction, Hulu’s U.S. income tax classification changed, and the Company recognized a non-cash tax benefit of approximately $3.3 billion.
Valuation Allowance
The following table details the change in valuation allowance for fiscal 2025, 2024 and 2023 (in billions):

	Balance at Beginning of Period	Increases (Decreases) to Tax Expense	Other Changes	Balance at End of Period
Year ended September 27, 2025	$3.0	$(0.1)	$—	$2.9
Year ended September 28, 2024	3.2	(0.3)	0.1	3.0
Year ended September 30, 2023	2.9	0.2	0.1	3.2

Reconciliation of the effective income tax rate for continuing operations to the federal rate

	2025	2024	2023
Federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit(1)	2.4	2.2	5.8
Change in Hulu income tax classification	(27.3)	—	—
Non-tax deductible impairments	0.9	8.8	3.5
Foreign derived intangible income	(2.2)	(3.6)	(4.3)
Income tax audits and reserves	(8.4)	(2.4)	1.3
Tax rate differential on foreign income	3.4	(1.6)	0.1
U.S. research and development credits	(0.9)	(1.1)	(1.1)
Tax impact of equity awards	(0.3)	0.8	2.1
Valuation allowance	(1.3)	(0.6)	(1.8)
Other	0.8	0.2	2.3
	(11.9%)	23.7%	28.9%
(1)Fiscal 2023 includes an adjustment related to certain deferred state taxes
Unrecognized tax benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest and penalties, is as follows:

	2025	2024	2023
Balance at the beginning of the year	$1,952	$2,517	$2,449
Increases for current year tax positions	105	82	98
Increases for prior year tax positions	116	209	273
Decreases in prior year tax positions	(164)	(423)	(144)
Settlements with taxing authorities	(256)	(239)	(153)
Lapse in statute of limitations	(620)	(194)	(6)
Balance at the end of the year	$1,133	$1,952	$2,517
Balances at September 27, 2025, September 28, 2024 and September 30, 2023 include $0.8 billion, $1.4 billion and $1.8 billion, respectively, that if recognized, would reduce our income tax expense and effective tax rate. These amounts are net of the offsetting benefits from other tax jurisdictions.
At September 27, 2025, September 28, 2024 and September 30, 2023 accrued interest and penalties related to unrecognized tax benefits were $0.3 billion, $0.9 billion and $1.0 billion, respectively. During fiscal 2025, 2024 and 2023, the Company recorded additional interest and penalties of $177 million, $157 million and $210 million, respectively, and recorded reductions in accrued interest and penalties of $816 million, $151 million and $241 million, respectively. The Company’s policy is to report interest and penalties as a component of income tax expense.
The Company is generally no longer subject to U.S. federal examination for years prior to 2018. The Company is no longer subject to examination in any of its major state or foreign tax jurisdictions for years prior to 2009.
In the next twelve months, it is reasonably possible that our unrecognized tax benefits could change due to the resolution of open tax matters, which would reduce our unrecognized tax benefits by $0.4 billion.
Other
In fiscal 2025, the Company recognized income tax benefits of $35 million for the excess of equity-based compensation deductions over amounts recorded based on the grant date fair value. In fiscal 2024 and 2023, the Company recognized income tax expense of $55 million and $93 million, respectively, for the shortfall between equity-based compensation deductions and amounts recorded based on the grant date fair value.
U.S. Legislation
In July 2025, legislation known as “One Big Beautiful Bill Act” was signed into law. The most significant tax impact on the Company will be cash timing benefits from acceleration of tax deductions on U.S. investments in fixed assets and content production, which will result in lower tax payments in the year of investment than would have otherwise occurred under the previous legislation. The cash tax benefit will begin to be realized in fiscal 2026 as U.S. federal and California state income tax payments otherwise due in fiscal 2025 have been deferred pursuant to relief related to the 2025 wildfires in California. We do not expect a material impact on the Company’s income tax expense.
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
The following chart summarizes the benefit obligations, assets, funded status and balance sheet impacts associated with the defined benefit pension and postretirement medical benefit plans:

	Pension Plans		Postretirement Medical Plans
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Projected benefit obligations
Beginning obligations	$(16,734)	$(14,690)	$(968)	$(961)
Service cost	(264)	(248)	(1)	(1)
Interest cost	(783)	(834)	(45)	(55)
Actuarial gain (loss)(1)	716	(1,667)	30	6
Benefits paid	716	661	56	56
Other	19	44	(9)	(13)
Ending obligations	$(16,330)	$(16,734)	$(937)	$(968)
Fair value of plans’ assets
Beginning fair value	$17,557	$15,442	$892	$781
Actual return on plan assets	699	2,789	36	143
Contributions	71	69	27	26
Benefits paid	(716)	(661)	(56)	(56)
Expenses and other	(67)	(82)	(2)	(2)
Ending fair value	$17,544	$17,557	$897	$892

Overfunded (Underfunded) status of the plans	$1,214	$823	$(40)	$(76)
Amounts recognized in the balance sheet
Non-current assets	$2,565	$2,192	$324	$303
Current liabilities	(79)	(77)	(1)	(1)
Non-current liabilities	(1,272)	(1,292)	(363)	(378)
	$1,214	$823	$(40)	$(76)
(1)Primarily reflects updates to the discount rate used to determine the fiscal year-end benefit obligation from the rate that was used in the preceding fiscal year.

The components of net periodic benefit cost (benefit) are as follows:

	Pension Plans			Postretirement Medical Plans
	2025	2024	2023	2025	2024	2023
Service cost	$264	$248	$282	$1	$1	$5
Other costs (benefits):
Interest cost	783	834	784	45	55	81
Expected return on plan assets	(1,161)	(1,138)	(1,149)	(59)	(58)	(61)
Amortization of prior-year service costs (credits)(1)	3	8	8	(90)	(90)	—
Recognized net actuarial loss/(gain)	247	21	19	(29)	(36)	(22)
Total other costs (benefit)	(128)	(275)	(338)	(133)	(129)	(2)
Net periodic benefit cost (benefit)	$136	$(27)	$(56)	$(132)	$(128)	$3
(1)The amortization of prior-year service credits is related to a change in postretirement medical benefit options.

Key assumptions are as follows:
	Pension Plans			Postretirement Medical Plans
	2025	2024	2023	2025	2024	2023
Discount rate used to determine the fiscal year‑end benefit obligation	5.46%	5.06%	5.94%	5.36%	5.00%	5.94%
Discount rate used to determine the interest cost component of net periodic benefit cost	4.81%	5.86%	5.37%	4.73%	5.84%	5.38%
Rate used to determine the expected return on plan assets component of net period benefit cost	7.25%	7.00%	7.00%	7.25%	7.00%	7.00%
Weighted average rate of compensation increase to determine the fiscal year‑end benefit obligation	2.70%	2.70%	3.10%	n/a	n/a	n/a
Year 1 increase in cost of benefits	n/a	n/a	n/a	7.50%	7.00%	7.00%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	n/a	n/a	n/a	4.00%	4.00%	4.00%
Year that the rate reaches the ultimate trend rate	n/a	n/a	n/a	2044	2043	2042
AOCI, before tax, as of September 27, 2025 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	Pension Plans	Postretirement Medical Plans	Total
Prior service costs (benefits)	$14	$(376)	$(362)
Net actuarial loss (gain)	2,494	(167)	2,327
Total amounts included in AOCI	$2,508	$(543)	$1,965
Plan Funded Status
As of September 27, 2025, the projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were each $1.3 billion, and the aggregate fair value of plan assets was not material. As of September 28, 2024, the projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $1.4 billion and $1.3 billion, respectively, and the aggregate fair value of plan assets was not material.
As of both September 27, 2025 and September 28, 2024, the projected benefit obligation for pension plans with projected benefit obligations in excess of plan assets was $1.4 billion and the aggregate fair value of plan assets was not material.
The Company’s total accumulated pension benefit obligations at September 27, 2025 and September 28, 2024 were $15.5 billion and $15.7 billion, respectively. Approximately 99% and 98% were vested as of September 27, 2025 and September 28, 2024, respectively.

The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were each $0.9 billion at September 27, 2025. The accumulated postretirement medical benefit obligations and fair value of plan assets for postretirement medical plans with accumulated postretirement medical benefit obligations in excess of plan assets were $1.0 billion and $0.9 billion, respectively, at September 28, 2024.
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

Asset Class	Minimum	Maximum

Equity investments	10%	40%
Fixed income investments	40%	60%
Alternative investments	10%	30%
Cash & money market funds	—%	10%
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
The long-term asset allocation policy for the master trust was established taking into consideration a variety of factors that include, but are not limited to, the average age of participants, the number of retirees, the duration of liabilities, the funded status of the plan and the expected payout ratio. Liquidity needs of the master trust are generally managed using cash generated by investments or by liquidating securities.
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
The following is a description of the valuation methodologies used for assets reported at fair value. The methodologies used at September 27, 2025 and September 28, 2024 are the same.
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

The Company’s defined benefit plan assets are summarized by level in the following tables:

	As of September 27, 2025
Description	Level 1	Level 2	Total	Investment Mix

Cash	$34	$—	$34	— %
Common and preferred stocks(1)	2,737	—	2,737	15%
Mutual funds	979	—	979	5%
Government and federal agency bonds, notes and MBS	3,767	2,576	6,343	33%
Corporate bonds	—	2,705	2,705	14%
Other mortgage- and asset-backed securities	—	139	139	1%
Derivatives and other, net	15	2	17	— %
Total investments in the fair value hierarchy	$7,532	$5,422	12,954

Assets valued at NAV as a practical expedient:
Common collective funds			1,202	6%
Alternative investments			4,431	23%
Money market funds			545	3%
Investments at fair value			19,132	100%
Other(2)			(691)
Total plan assets at fair value			$18,441

	As of September 28, 2024
Description	Level 1	Level 2	Total	Investment Mix

Cash	$19	$—	$19	— %
Common and preferred stocks(1)	3,377	—	3,377	18%
Mutual funds	701	—	701	4%
Government and federal agency bonds, notes and MBS	2,744	1,845	4,589	24%
Corporate bonds	—	2,111	2,111	11%
Other mortgage- and asset-backed securities	—	166	166	1%
Derivatives and other, net	10	1	11	— %
Total investments in the fair value hierarchy	$6,851	$4,123	10,974

Assets valued at NAV as a practical expedient:
Common collective funds			2,380	13%
Alternative investments			4,350	23%
Money market funds			1,037	6%
Investments at fair value			18,741	100%
Other(2)			(292)
Total plan assets at fair value			$18,449
(1)Includes 2.9 million shares of Company common stock valued at $327 million and 2.9 million shares valued at $278 million at September 27, 2025 and September 28, 2024, respectively.
(2)Represents net unsettled transactions, relating primarily to purchases and sales of plan assets.
Uncalled Capital Commitments
Alternative investments held by the master trust include interests in funds that have rights to make capital calls to the investors. In such cases, the master trust would be contractually obligated to make a cash contribution at the time of the capital call. At September 27, 2025, the total committed capital still uncalled and unpaid was $1.3 billion.

Plan Contributions
During fiscal 2025, the Company made $98 million of contributions to its pension and postretirement medical plans. The Company currently does not expect to make material pension and postretirement medical plan contributions in fiscal 2026. Final minimum funding requirements for fiscal 2026 will be determined based on a January 1, 2026 funding actuarial valuation, which is expected to be received during the fourth quarter of fiscal 2026.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments for the next ten fiscal years:

	Pension Plans	Postretirement Medical Plans(1)
2026	$829	$54
2027	838	57
2028	884	59
2029	929	62
2030	975	64
2031 – 2035	5,445	343
(1)Estimated future benefit payments are net of expected Medicare subsidy receipts of $34 million.
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

Equity Securities	6%	to	10%
Debt Securities	3%	to	7%
Alternative Investments	6%	to	11%
Healthcare cost trend rate — The Company reviews external data and its own historical trends for healthcare costs to determine the healthcare cost trend rates for the postretirement medical benefit plans. The 2025 actuarial valuation assumed a 7.50% annual rate of increase in the per capita cost of covered healthcare claims with the rate decreasing in even increments over nineteen years until reaching 4.00%.
Sensitivity — A one percentage point change in the discount rate and expected long-term rate of return on plan assets would have the following effects as of September 27, 2025 and for fiscal 2026:

	Discount Rate		Expected Long-Term Rate of Return On Assets
Increase (decrease)	Benefit Expense	Projected Benefit Obligations	Benefit Expense
1 percentage point decrease	$115	$2,140	$177
1 percentage point increase	(48)	(1,898)	(177)
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
The following table sets forth our contributions to multiemployer pension and health and welfare benefit plans:

	2025	2024	2023
Pension plans	$314	$291	$316
Health & welfare plans	276	300	299
Total contributions	$590	$591	$615
Defined Contribution Plans
The Company has defined contribution retirement plans for domestic employees who began service after December 31, 2011 and are not eligible to participate in the defined benefit pension plans. In general, the Company contributes from 3% to 9% of an employee’s compensation depending on the employee’s age and years of service with the Company up to plan limits. The Company also has savings and investment plans for which the Company generally matches 50% of employee contributions up to plan limits. In fiscal 2025, 2024 and 2023, the costs of our domestic and international defined contribution plans were $448 million, $408 million and $378 million, respectively.
11Equity
The Company declared the following dividends in fiscal 2026, 2025 and 2024:

Per Share	Amount	Payment Date
$0.75	$1.3 billion(1)	July 22, 2026
$0.75	$1.3 billion(1)	January 15, 2026
$0.50	$0.9 billion	July 23, 2025
$0.50	$0.9 billion	January 16, 2025
$0.45	$0.8 billion	July 25, 2024
$0.30	$0.5 billion	January 10, 2024
(1)Amount represents our estimate of the dividends that will be paid on January 15, 2026 and July 22, 2026. The actual amount will be determined based on shareholders of record at the record date.
The Company did not declare or pay a dividend in fiscal 2023.
Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized the Company to repurchase a total of 400 million shares of its common stock. During the year ended September 27, 2025, the Company repurchased 32 million shares of its common stock for $3.5 billion. During the year ended September 28, 2024, the Company repurchased 28 million shares of its common stock for $3.0 billion. The amount of repurchases in both fiscal 2025 and fiscal 2024 exclude the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022. As of September 27, 2025, the Company had remaining authorization in place to repurchase approximately 339 million additional shares. The repurchase program does not have an expiration date.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Balance at October 1, 2022	$804	$(3,770)	$(2,014)	$(4,980)
Unrealized gains (losses) arising during the period	(101)	1,594	(2)	1,491
Reclassifications of net (gains) losses to net income	(444)	4	42	(398)
Balance at September 30, 2023	$259	$(2,172)	$(1,974)	$(3,887)
Unrealized gains (losses) arising during the period	(112)	25	119	32
Reclassifications of net (gains) losses to net income	(466)	(96)	—	(562)
Balance at September 28, 2024	$(319)	$(2,243)	$(1,855)	$(4,417)
Unrealized gains (losses) arising during the period	20	210	(134)	96
Reclassifications of net (gains) losses to net income	(250)	132	—	(118)
Star India Transaction	—	—	904	904
Balance at September 27, 2025	$(549)	$(1,901)	$(1,085)	$(3,535)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Balance at October 1, 2022	$(179)	$901	$139	$861
Unrealized gains (losses) arising during the period	12	(384)	17	(355)
Reclassifications of net (gains) losses to net income	103	—	(14)	89
Balance at September 30, 2023	$(64)	$517	$142	$595
Unrealized gains (losses) arising during the period	27	(10)	(26)	(9)
Reclassifications of net (gains) losses to net income	108	24	—	132
Balance at September 28, 2024	$71	$531	$116	$718
Unrealized gains (losses) arising during the period	(9)	(53)	(3)	(65)
Reclassifications of net (gains) losses to net income	58	(32)	—	26
Star India Transaction	—	—	(58)	(58)
Balance at September 27, 2025	$120	$446	$55	$621

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Balance at October 1, 2022	$625	$(2,869)	$(1,875)	$(4,119)
Unrealized gains (losses) arising during the period	(89)	1,210	15	1,136
Reclassifications of net (gains) losses to net income	(341)	4	28	(309)
Balance at September 30, 2023	$195	$(1,655)	$(1,832)	$(3,292)
Unrealized gains (losses) arising during the period	(85)	15	93	23
Reclassifications of net (gains) losses to net income	(358)	(72)	—	(430)
Balance at September 28, 2024	$(248)	$(1,712)	$(1,739)	$(3,699)
Unrealized gains (losses) arising during the period	11	157	(137)	31
Reclassifications of net (gains) losses to net income	(192)	100	—	(92)
Star India Transaction	—	—	846	846
Balance at September 27, 2025	$(429)	$(1,455)	$(1,030)	$(2,914)
Details about AOCI components reclassified to net income are as follows:

Gains (losses) in net income:	Affected line item in the Consolidated Statements of Operations:	2025	2024	2023
Market value adjustments, primarily cash flow hedges	Primarily revenue	$250	$466	$444
Estimated tax	Income taxes	(58)	(108)	(103)
		192	358	341

Pension and postretirement medical expense	Interest expense, net	(132)	96	(4)
Estimated tax	Income taxes	32	(24)	—
		(100)	72	(4)

Foreign currency translation and other	Other income (expense), net	—	—	(42)
Estimated tax	Income taxes	—	—	14
		—	—	(28)

Total reclassifications for the period		$92	$430	$309
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
Stock options are generally granted with a 10 year term at exercise prices equal to or exceeding the market price at the date of grant and become exercisable ratably over a three-year period from the grant date. At the discretion of the Compensation Committee of the Company’s Board of Directors, options can occasionally extend up to 15 years after date of grant. RSUs generally vest ratably over three years and Performance RSUs generally fully vest after three years, subject to achieving market or performance conditions. Equity-based award grants generally provide continued vesting, in the event of termination, for employees that reach age 60 or greater, have at least ten years of service and have held the award for at least one year.
Each share granted subject to a stock option award reduces the number of shares available under the Company’s stock incentive plans by one share while each share granted subject to a RSU award reduces the number of shares available by two shares. As of September 27, 2025, the maximum number of shares available for issuance under the Company’s stock incentive plans (assuming all the awards are in the form of stock options) was approximately 117 million shares and the number available for issuance assuming all awards are in the form of RSUs was approximately 59 million shares. The Company satisfies stock option exercises and vesting of RSUs with newly issued shares. Stock options and RSUs are generally forfeited by employees who terminate prior to vesting.
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
The weighted average assumptions used in the option-valuation model were as follows:

	2025	2024	2023
Risk-free interest rate	4.6%	4.0%	3.6%
Expected volatility	28%	27%	31%
Dividend yield	0.97%	0.66%	—%
Termination rate	6.1%	6.1%	5.9%
Exercise multiple	2.12	2.12	1.98
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
Compensation expense related to stock options and RSUs is as follows:

	2025	2024	2023
Stock options	$70	$71	$76
RSUs	1,293	1,295	1,067
Total equity-based compensation expense(1)	1,363	1,366	1,143
Tax impact	(275)	(285)	(260)
Reduction in net income	$1,088	$1,081	$883
Equity-based compensation expense capitalized during the period	$194	$201	$145
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
The following table summarizes information about stock option transactions in fiscal 2025 (shares in millions):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	19	$118.37
Awards granted	2	108.30
Awards exercised	(2)	98.74
Awards expired/canceled	(1)	135.21
Outstanding at end of year	18	$119.08
Exercisable at end of year	14	$124.16

The following tables summarize information about stock options vested and expected to vest at September 27, 2025 (shares in millions):

			Vested
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$80	—	$110	4	$97.41	5.7
$111	—	$140	5	112.05	2.4
$141	—	$170	4	148.70	4.9
$171	—	$200	1	177.43	5.4
			14

			Expected to Vest
Range of Exercise Prices			Number of Options(1)	Weighted Average Exercise Price	Weighted Average Remaining Years of Contractual Life
$50	—	$100	2	$91.92	8.1
$101	—	$150	2	109.50	9.3
			4
(1)Number of options expected to vest is total unvested options less estimated forfeitures.
The following table summarizes information about RSU transactions in fiscal 2025 (shares in millions):

	Units	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	26	$109.25
Granted(1)	16	108.55
Vested	(15)	100.58
Forfeited	(2)	96.77
Unvested at end of year(2)	25	$100.94
(1)Includes 0.4 million Performance RSUs.
(2)Includes 1.0 million Performance RSUs.
The weighted average grant-date fair values of options granted during fiscal 2025, 2024 and 2023 were $37.66, $32.09 and $33.18, respectively, and for RSUs were $108.52, $94.23 and $89.66, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised and RSUs vested during fiscal 2025, 2024 and 2023 totaled $1,700 million, $1,322 million and $829 million, respectively. The aggregate intrinsic values of stock options vested and expected to vest at September 27, 2025 were $74 million and $44 million, respectively.
As of September 27, 2025, unrecognized compensation cost related to unvested stock options and RSUs was $79 million and $1,845 million, respectively. That cost is expected to be recognized over a weighted-average period of 1.1 years for stock options and 1.1 years for RSUs.
Cash received from option exercises for fiscal 2025, 2024 and 2023 was $233 million, $88 million and $52 million, respectively. Tax benefits realized from tax deductions associated with option exercises and RSU vestings for fiscal 2025, 2024 and 2023 were approximately $344 million, $275 million and $190 million, respectively.

13Detail of Certain Balance Sheet Accounts

Current receivables	September 27, 2025	September 28, 2024

Accounts receivable	$10,434	$10,341
Production tax credit receivables	1,313	1,358
Other	1,560	1,113
Allowance for credit losses	(90)	(83)
	$13,217	$12,729

Parks, resorts and other property	September 27, 2025	September 28, 2024
Attractions, buildings and improvements	$41,457	$39,246
Furniture, fixtures and equipment	30,854	28,279
Land improvements	8,627	8,067
Leasehold improvements	1,103	1,082
	82,041	76,674
Accumulated depreciation	(48,889)	(45,506)
Projects in progress	6,911	4,728
Land	1,192	1,145
	$41,255	$37,041

	September 27, 2025
Intangible assets	Gross	Accumulated Amortization	Net
Character/franchise intangibles, copyrights and trademarks	$9,507	$(4,034)	$5,473
MVPD agreements	7,213	(5,543)	1,670
Other amortizable intangible assets	3,493	(3,156)	337
Total intangible assets subject to amortization	20,213	(12,733)	7,480
Indefinite lived intangible assets(1)	1,792	—	1,792
Total intangible assets	$22,005	$(12,733)	$9,272

	September 28, 2024
	Gross	Accumulated Amortization	Net
Character/franchise intangibles, copyrights and trademarks	$9,507	$(3,604)	$5,903
MVPD agreements	7,213	(4,733)	2,480
Other amortizable intangible assets	3,493	(2,929)	564
Total intangible assets subject to amortization	20,213	(11,266)	8,947
Indefinite lived intangible assets(1)	1,792	—	1,792
Total intangible assets	$22,005	$(11,266)	$10,739
(1)Indefinite lived intangible assets consist of ESPN, Pixar and Marvel trademarks and television FCC licenses.

Accounts payable and other accrued liabilities	September 27, 2025	September 28, 2024
Accounts and accrued payables	$15,055	$14,796
Payroll and employee benefits	3,587	3,672
Income taxes payable	2,301	2,473
Other	260	129
	$21,203	$21,070
14Commitments and Contingencies
Commitments
The Company has various contractual commitments for rights to sports, films and other programming, totaling approximately $91.8 billion, including approximately $2.4 billion for available programming as of September 27, 2025. The Company also has contractual commitments for the construction of cruise ships, creative talent and employment agreements and unrecognized tax benefits. Creative talent and employment agreements include obligations to actors, producers, sports, television and radio personalities and executives. Contractual commitments for sports programming rights, other programming rights and other commitments including cruise ships and creative talent are as follows:

Fiscal Year:	Sports Programming(1)	Other Programming	Other	Total
2026	$9,894	$2,951	$4,162	$17,007
2027	9,797	1,645	2,240	13,682
2028	9,540	1,243	2,011	12,794
2029	9,101	792	1,766	11,659
2030	9,134	244	1,023	10,401
Thereafter	36,610	816	1,119	38,545
	$84,076	$7,691	$12,321	$104,088
(1)Primarily relates to rights for NBA, college football (including bowl games and the College Football Playoff) and basketball, NFL, tennis, soccer, WWE, NHL, WNBA and golf. Certain sports programming rights have payments that are variable based primarily on revenues and are not included in the table above.
Legal Matters
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the “Securities Class Action”). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy, and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. Plaintiffs seek unspecified damages, plus interest and costs and fees. The Company intends to defend against the lawsuit vigorously. The Company filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023, which was granted in part (dismissing the Section 20A claim against Iger) and otherwise denied on February 19, 2025. On March 28, 2025, the Company filed a motion for judgment on the pleadings, which was denied on May 21, 2025. The Company filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeal, which was denied on July 18, 2025. The district court has set trial for August 17, 2027, and discovery is currently in progress. At this time, we cannot reasonably estimate the amount of any possible loss.
Five shareholder derivative complaints have been filed and a sixth derivative complaint has been received by the Company. The first, in which Hugues Gervat is the plaintiff, was filed on August 4, 2023, in the U.S. District Court for the Central District of California. The second, in which Stourbridge Investments LLC is the plaintiff, was filed on August 23, 2023 in the U.S. District Court for the District of Delaware. And the third, in which Audrey McAdams is the Plaintiff, was filed on December 15, 2023, in the U.S. District Court for the Central District of California. The fourth, in which Thomas Payne is the plaintiff, was filed on June 27, 2025, in the Court of Chancery in the District of Delaware. The fifth, in which Martin Siegel is the plaintiff, was filed on November 5, 2025, in the Delaware Court of Chancery. The sixth, in which Balraj Paul, the Montini Family Trust, and Dorothy Keto are plaintiffs, was received by the Company on November 7, 2025, and is expected to be filed in the U.S. District Court for the Central District of California. Each named The Walt Disney Company as a nominal defendant and alleged claims on its behalf against the Company’s Chief Executive Officer, Robert Iger; its former Chief Executive Officer, Robert Chapek; its former Chief Financial Officer, Christine M. McCarthy; the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel, and ten current and former members of the Disney Board (Susan E. Arnold; Mary T. Barra; Safra A. Catz; Amy L. Chang; Francis A. deSouza; Michael B.G. Froman; Maria Elena Lagomasino; Calvin R. McDonald; Mark G. Parker; and Derica W. Rice). Along with alleged violations of Sections 10(b), 14(a), 20(a), and Rule 10b-5 of the Securities Exchange Act, premised on similar allegations as the Securities Class Action, plaintiffs seek to recover under various theories including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, and insider selling. On October 24, 2023, the Stourbridge action was voluntarily dismissed and, on November 16, 2023, was refiled in Delaware state court alleging analogous theories of liability based on state law. The Gervat and McAdams actions were consolidated on April 29, 2024. The Gervat/McAdams, Stourbridge, and Payne actions have been stayed pending development of the Securities Class Action. The actions seek declarative and injunctive relief, an award of unspecified damages to The Walt Disney Company and other costs and fees. The Company intends to defend against these lawsuits vigorously. The lawsuits are in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
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
On May 30, 2025, the plaintiffs in the Biddle/Fendelander Action filed a proposed Second Consolidated Amended Complaint, adding a class of fuboTV subscribers, a Clayton Act § 7 claim challenging the Company’s acquisition of fuboTV on behalf of fuboTV subscribers, and a claim under Sherman Act § 2. On June 5, 2025, the Company and plaintiffs in the Biddle/Fendelander Action reached a settlement in principle to settle all claims on behalf of all YouTube TV, DirecTV Stream and fuboTV subscribers for an amount that is not material for the Company. The settlement was contingent on Plaintiffs’ Counsel in the Biddle/Fendelander Action (Biddle/Fendelander Counsel) obtaining or having authority to settle claims on behalf of all three subscriber classes, Court approval, and other contingencies. On June 10, 2025, the Court issued an order consolidating the Unger Action with the Biddle/Fendelander Action.
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

At a joint mediation held on October 3, 2025, the Company and plaintiffs in the Biddle/Fendelander Action reached a settlement in principle to settle all claims on behalf of all YouTube TV and DirecTV Stream subscribers for an amount that is not material for the Company. The settlement is contingent on Biddle/Fendelander Counsel obtaining Court approval and other contingencies, and the settling parties intend to present a long-form settlement agreement to the Court for approval in early December 2025. The Company and Unger Counsel did not reach a settlement at the October 3, 2025 mediation, but agreed to continue exploring a resolution of the claims in the Unger Action.
At a status conference on the Biddle/Fendelander and Unger Actions on October 8, 2025, the Court set a preliminary-approval hearing on the proposed settlement of the Biddle/Fendelander Action for December 10, 2025 and set a follow-up status conference in the Unger Action for December 4, 2025. If the Company and Unger Counsel are unable to reach a satisfactory settlement, the Company intends to defend against the lawsuit vigorously. At this time, we cannot reasonably estimate the amount of any possible loss in the Unger Action.
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
Some of our leases include renewal and/or termination options. If it is reasonably certain that a renewal or termination option will be exercised, the exercise of the option is considered in calculating the term of the lease. As of September 27, 2025 and September 28, 2024, our operating leases had a weighted-average remaining lease term of approximately 11 years and 10 years, respectively, and our finance leases had a weighted-average remaining lease term of approximately 39 years and 35 years, respectively. As of September 27, 2025 and September 28, 2024, the weighted-average incremental borrowing rate for our operating leases was 4.1% and 4.0%, respectively, and for our finance leases was 6.8% and 6.7%, respectively. At both September 27, 2025 and September 28, 2024, total estimated future lease payments for non-cancelable lease agreements that have not commenced were not material.
The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	September 27, 2025	September 28, 2024
Right-of-use assets(1)
Operating leases	$3,170	$3,376
Finance leases	221	246
Total right-of-use assets	$3,391	$3,622

Short-term lease liabilities(2)
Operating leases	$525	$744
Finance leases	21	30
	546	774
Long-term lease liabilities(3)
Operating leases	2,710	2,768
Finance leases	141	160
	2,851	2,928
Total lease liabilities	$3,397	$3,702
(1)Included in “Other assets” in the Consolidated Balance Sheet.
(2)Included in “Accounts payable and other accrued liabilities” in the Consolidated Balance Sheet.
(3)Included in “Other long-term liabilities” in the Consolidated Balance Sheet.

The components of lease costs are as follows:

	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets	$23	$36	$39
Interest on lease liabilities	25	13	15
Operating lease cost	773	926	820
Variable fees and other(1)	527	555	444
Total lease cost	$1,348	$1,530	$1,318
(1)Includes variable lease payments related to our operating and finance leases and costs of leases with initial terms of less than one year.
Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	2025	2024	2023
Operating cash flows for operating leases	$903	$876	$714
Operating cash flows for finance leases	25	13	15
Financing cash flows for finance leases	46	44	41
Total	$974	$933	$770
Non-cash additions to right-of-use assets for fiscal 2025, 2024 and 2023 were $0.4 billion, $0.3 billion and $1.0 billion, respectively.
Future minimum lease payments, as of September 27, 2025, are as follows:

	Operating	Financing
Fiscal Year:
2026	$661	$30
2027	555	25
2028	478	22
2029	428	12
2030	377	15
Thereafter	1,759	321
Total undiscounted future lease payments	4,258	425
Less: Imputed interest	(1,023)	(263)
Total reported lease liability	$3,235	$162
Lessor Arrangements
The Company leases certain of its land and buildings to third parties, primarily at its parks and experiences businesses. Lessee payments include fixed amounts for the rental of the property although the vast majority of the payments are variable based on a percentage of lessee sales. Revenues recognized on these leases for fiscal 2025, 2024 and 2023 were $0.6 billion, $0.6 billion and $0.5 billion, respectively.

16Fair Value Measurements
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement Level. See Note 10 for definitions of fair value measures and the Levels within the fair value hierarchy.

	Fair Value Measurement at September 27, 2025
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$89	$—	$89
Derivatives
Foreign exchange	—	816	—	816
Other	—	5	—	5
Liabilities
Derivatives
Interest rate	—	(762)	—	(762)
Foreign exchange	—	(926)	—	(926)
Other	—	(1)	—	(1)
Other	—	(668)	—	(668)
Total recorded at fair value	$—	$(1,447)	$—	$(1,447)
Fair value of borrowings (see carrying value in Note 8)	$—	$36,976	$2,111	$39,087

	Fair Value Measurement at September 28, 2024
Description	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$94	$—	$94
Derivatives
Foreign exchange	—	569	—	569
Other	—	18	—	18
Liabilities
Derivatives
Interest rate	—	(983)	—	(983)
Foreign exchange	—	(588)	—	(588)
Other	—	(8)	—	(8)
Other	—	(591)	—	(591)
Total recorded at fair value	$—	$(1,489)	$—	$(1,489)
Fair value of borrowings (see carrying value in Note 8)	$—	$42,392	$1,317	$43,709
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
Level 3 borrowings include the Asia Theme Parks and cruise ship borrowings, which are valued based on the current estimated borrowing cost, prevailing market interest rates and applicable credit risk.

The Company’s financial instruments also include cash, cash equivalents, receivables and accounts payable. The carrying values of these financial instruments approximate the fair values.
Non-recurring Fair Value Measure
The Company also has assets that may be required to be recorded at fair value on a non-recurring basis. These assets are evaluated when certain triggering events occur (including a decrease in estimated future cash flows) that indicate their carrying amounts may not be recoverable. In fiscal 2025, fiscal 2024 and fiscal 2023, the Company recorded impairment charges as disclosed in Notes 4 and 18. Fair value was determined using estimated discounted future cash flows, which is a Level 3 valuation technique (see Note 2 for a discussion of the more significant inputs used in our discounted cash flow analysis).
Credit Concentrations
The Company monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments on an ongoing basis and does not currently anticipate nonperformance by the counterparties.
The Company does not expect that it would realize a material loss, based on the fair value of its derivative financial instruments as of September 27, 2025, in the event of nonperformance by any single derivative counterparty. The Company generally enters into derivative transactions only with counterparties that have a credit rating of A- or better and requires collateral in the event credit ratings fall below A- or aggregate exposures exceed limits as defined by contract. In addition, the Company limits the amount of investment credit exposure with any one institution.
The Company does not have material cash and cash equivalent balances with financial institutions that have below investment grade credit ratings and maintains short-term liquidity balances in high quality money market funds. At September 27, 2025, the Company’s balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 21% of total cash and cash equivalents. At September 28, 2024, the Company’s balances (excluding money market funds) with individual financial institutions that exceeded 10% of the Company’s total cash and cash equivalents were 24% of total cash and cash equivalents.
The Company’s trade receivables and financial investments do not represent a significant concentration of credit risk at September 27, 2025 due to the wide variety of customers and markets in which the Company’s products are sold, the dispersion of our customers across geographic areas and the diversification of the Company’s portfolio among financial institutions.
17Derivative Instruments
The Company manages its exposure to various risks relating to its ongoing business operations according to a risk management policy. The primary risks managed with derivative instruments are interest rate risk and foreign exchange risk.
The Company’s derivative positions measured at fair value (see Note 16) are summarized in the following tables:

	As of September 27, 2025
	Current Assets	Investments/Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$233	$376	$(407)	$(208)
Interest rate	—	—	(762)	—
Other	3	2	—	—
Derivatives not designated as hedges
Foreign exchange	39	168	(49)	(262)
Other	—	89	(1)	—
Gross fair value of derivatives	275	635	(1,219)	(470)
Counterparty netting	(260)	(517)	378	399
Cash collateral paid	—	—	550	10
Net derivative positions	$15	$118	$(291)	$(61)

	As of September 28, 2024
	Current Assets	Investments/Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$273	$184	$(164)	$(149)
Interest rate	—	—	(983)	—
Other	—	—	(7)	(1)
Derivatives not designated as hedges
Foreign exchange	110	2	(273)	(2)
Other	18	94	—	—
Gross fair value of derivatives	401	280	(1,427)	(152)
Counterparty netting	(330)	(182)	396	116
Cash collateral (received) paid	(27)	—	679	—
Net derivative positions	$44	$98	$(352)	$(36)
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
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps at September 27, 2025 and September 28, 2024, was $10.6 billion and $12.0 billion, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Borrowings:
Current	$2,954	$1,414	$(44)	$(10)
Long-term	7,347	10,128	(680)	(913)
	$10,301	$11,542	$(724)	$(923)
The following amounts are included in “Interest expense, net” in the Consolidated Statements of Income:

	2025	2024	2023
Gain (loss) on:
Pay-floating swaps	$182	$799	$(14)
Borrowings hedged with pay-floating swaps	(182)	(799)	14
Expense associated with interest accruals on pay-floating swaps	(396)	(611)	(510)
The Company may designate pay-fixed interest rate swaps as cash flow hedges of interest payments on floating-rate borrowings. Pay-fixed interest rate swaps effectively convert floating-rate borrowings to fixed-rate borrowings. The unrealized gains or losses from these cash flow hedges are deferred in AOCI and recognized in interest expense as the interest payments occur. The Company did not have pay-fixed interest rate swaps that were designated as cash flow hedges of interest payments at September 27, 2025 or at September 28, 2024, and gains and losses related to pay-fixed interest rate swaps recognized in earnings for fiscal 2025, 2024 and 2023 were not material.
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
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of September 27, 2025 and September 28, 2024, the notional amounts of the Company’s net foreign exchange cash flow hedges were $9.3 billion and $9.9 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months total $254 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	2025	2024	2023
Gain (loss) recognized in Other Comprehensive Income	$17	$(97)	$(136)
Gain reclassified from AOCI into the Statement of Operations(1)	261	472	446
(1)Primarily recorded in revenue.
The Company may designate cross-currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross-currency swap and borrowing is recorded to “Interest expense, net”. The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross-currency swap. As of both September 27, 2025 and September 28, 2024, the total notional amount of the Company’s designated cross-currency swaps was Canadian $1.3 billion ($0.9 billion). The related gains or losses recognized in earnings for the fiscal years ended 2025, 2024 and 2023 were not material.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts (including our non-designated cross-currency swaps) at September 27, 2025 and September 28, 2024 were $3.0 billion and $3.4 billion, respectively. The related gains or losses recognized in costs and expenses on foreign exchange contracts that mitigated our exposure with respect to foreign currency denominated assets and liabilities for the years ended September 27, 2025 and September 28, 2024 were not material.
Commodity Price Risk Management
The Company is subject to the volatility of commodities prices, and the Company designates certain commodity forward contracts as cash flow hedges of forecasted commodity purchases. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of commodity purchases. The notional amount of these commodities contracts at September 27, 2025 and September 28, 2024 and related gains or losses recognized in earnings for fiscal 2025, 2024 and 2023 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The notional amount of these contracts at September 27, 2025 and September 28, 2024 were $0.6 billion and $0.5 billion, respectively. The related gains or losses recognized in earnings for fiscal 2025, 2024 and 2023 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair values of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty was $0.9 billion and $1.1 billion at September 27, 2025 and September 28, 2024, respectively.

18Restructuring and Impairment Charges
A summary of restructuring and impairment charges is as follows:

	2025	2024	2023
Equity investments	$635	$158	$141
Content	109	187	2,577
Star India - see Note 4	75	1,545	—
Goodwill	—	1,287	721
Other	—	418	453
Restructuring and impairment charges	$819	$3,595	$3,892
Investments
In fiscal 2025, the Company recorded charges of $0.6 billion for impairments of A+E and Tata Play Limited.
Content
We recorded charges of $0.1 billion, $0.2 billion and $2.6 billion, in fiscal 2025, 2024 and 2023, respectively, as a result of strategic changes in our approach to content curation primarily for streaming.
Goodwill
In fiscal 2024 and 2023, we recorded goodwill impairment charges of $1.3 billion and $0.7 billion, respectively, related to the entertainment linear networks reporting unit.
Other
In fiscal 2024, the Company recorded charges of $0.3 billion for asset impairments at our retail business and $0.1 billion of severance. In fiscal 2023, the Company recorded charges of $0.4 billion for severance and $0.1 billion for exiting our businesses in Russia.
19New Accounting Pronouncements and Other Disclosure Rules
Accounting Pronouncements Adopted in Fiscal 2025
Improvements to Reportable Segments Disclosures
In November 2023, the FASB issued guidance to enhance segment reporting by requiring the disclosure of significant expenses that are regularly provided to the chief operating decision maker (CODM) and included in the segment’s measure of profit or loss. It also requires an explanation of how the CODM uses the segment’s measure of profit or loss to assess segment performance and allocate resources. The Company adopted the new guidance retrospectively in the fourth quarter of fiscal 2025. The adoption did not have an effect on our financial statements, but resulted in incremental disclosures about significant segment expenses in the segment information footnote. See Note 1 for additional information.
Accounting Pronouncements Not Yet Adopted
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance that requires the disclosure of additional information related to certain amounts included in each consolidated income statement expense line item, such as inventory purchases, employee compensation, and depreciation and amortization. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The guidance is effective for the Company for annual periods beginning in fiscal year 2028 and for interim periods beginning in fiscal year 2029. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.

Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued guidance to modernize the accounting for internal-use software by removing references to various stages of software development projects so that the guidance is neutral to different software development methods and by clarifying that software cost capitalization begins when management has authorized and committed to funding, and it is probable the software will be completed and perform its intended use. The guidance is effective for the Company beginning with the first quarter of fiscal 2029. The new guidance is not expected to have a material impact on our financial statements.