Form 10-Q
period 2025-12-27
Walt Disney Co
filed 2026-02-02
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,771,519,851 shares of common stock outstanding as of January 28, 2026.

THE WALT DISNEY COMPANY
Form 10-Q
For the Fiscal Quarter Ended December 27, 2025

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans (including statements regarding new products and services, future expenditures, cost, investments and transactions for which conditions to close have not been satisfied; future liabilities and other obligations; impairments and amortization; estimates of the financial impact of certain items, accounting treatment, events or circumstances; competition and seasonality on our businesses and results of operations; and capital allocation, including share repurchases and dividends. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “forecasts,” “believes,” “estimates,” “anticipates,” “potential,” “continue,” “assumption” or “judgment” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•consumer preferences for and acceptance of our content offerings and the distribution channel (including pricing and bundling of our streaming services and impact on churn and subscriber additions) and our leisure travel destinations;
•the market for advertising sales on our streaming services and linear networks;
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
Additional factors include those described in our 2025 Annual Report on Form 10-K, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our subsequent filings with the Securities and Exchange Commission.
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended
	December 27, 2025	December 28, 2024
Revenues:
Services	$23,206	$22,048
Products	2,775	2,642
Total revenues	25,981	24,690
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(15,003)	(13,789)
Cost of products (exclusive of depreciation and amortization)	(1,666)	(1,617)
Selling, general, administrative and other	(4,121)	(3,930)
Depreciation and amortization	(1,316)	(1,276)
Total costs and expenses	(22,106)	(20,612)
Restructuring and impairment charges	—	(143)
Interest expense, net	(275)	(367)
Equity in the income of investees	93	92
Income before income taxes	3,693	3,660
Income taxes	(1,209)	(1,016)
Net income	2,484	2,644
Net income attributable to noncontrolling interests	(82)	(90)
Net income attributable to The Walt Disney Company (Disney)	$2,402	$2,554

Earnings per share attributable to Disney:
Diluted	$1.34	$1.40
Basic	$1.34	$1.41

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,793	1,818
Basic	1,786	1,812
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended
	December 27, 2025	December 28, 2024
Net income	$2,484	$2,644
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	31	362
Pension and postretirement medical plan adjustments	(3)	25
Foreign currency translation and other	13	552
Other comprehensive income	41	939
Comprehensive income	2,525	3,583
Net income attributable to noncontrolling interests	(82)	(90)
Other comprehensive income (loss) attributable to noncontrolling interests	(27)	72
Comprehensive income attributable to Disney	$2,416	$3,565
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	December 27, 2025	September 27, 2025
ASSETS
Current assets
Cash and cash equivalents	$5,678	$5,695
Receivables, net	15,054	13,217
Inventories	2,157	2,134
Content advances	1,336	2,063
Other current assets	1,241	1,158
Total current assets	25,466	24,267
Produced and licensed content costs	31,114	31,327
Investments	8,052	8,097
Parks, resorts and other property
Attractions, buildings and equipment	81,830	82,041
Accumulated depreciation	(47,228)	(48,889)
	34,602	33,152
Projects in progress	7,403	6,911
Land	1,193	1,192
	43,198	41,255
Intangible assets, net	9,429	9,272
Goodwill	74,743	73,294
Other assets	10,087	10,002
Total assets	$202,089	$197,514

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$20,541	$21,203
Current portion of borrowings	10,819	6,711
Deferred revenue and other	6,686	6,248
Total current liabilities	38,046	34,162
Borrowings	35,821	35,315
Deferred income taxes	4,126	3,524
Other long-term liabilities	10,088	9,901
Commitments and contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares	60,704	59,814
Retained earnings	60,164	60,410
Accumulated other comprehensive loss	(2,900)	(2,914)
Treasury stock, at cost, 97 million shares at December 27, 2025 and 79 million shares at September 27, 2025	(9,492)	(7,441)
Total Disney Shareholders’ equity	108,476	109,869
Noncontrolling interests	5,532	4,743
Total equity	114,008	114,612
Total liabilities and equity	$202,089	$197,514
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Quarter Ended
	December 27, 2025	December 28, 2024
OPERATING ACTIVITIES
Net income	$2,484	$2,644
Depreciation and amortization	1,316	1,276
Deferred income taxes	525	25
Equity in the income of investees	(93)	(92)
Cash distributions received from equity investees	93	33
Net change in produced and licensed content costs and advances	1,153	1,141
Equity-based compensation	332	317
Other, net	9	206
Changes in operating assets and liabilities:
Receivables	(1,806)	(1,277)
Inventories	(22)	4
Other assets	(220)	(116)
Accounts payable and other liabilities	(1,650)	(1,533)
Income taxes	(1,386)	577
Cash provided by operations	735	3,205

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(3,013)	(2,466)
Other, net	276	(109)
Cash used in investing activities	(2,737)	(2,575)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	4,007	(169)
Borrowings	1,062	1,057
Reduction of borrowings	(887)	(951)
Repurchases of common stock	(2,034)	(794)
Other, net	(164)	(140)
Cash provided by (used in) financing activities	1,984	(997)

Impact of exchange rates on cash, cash equivalents and restricted cash	5	(153)

Change in cash, cash equivalents and restricted cash	(13)	(520)
Cash, cash equivalents and restricted cash, beginning of period	5,799	6,102
Cash, cash equivalents and restricted cash, end of period	$5,786	$5,582
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 27, 2025	1,791	$59,814	$60,410	$(2,914)	$(7,441)	$109,869	$4,743	$114,612
Comprehensive income	—	—	2,402	14	—	2,416	109	2,525
Equity compensation activity	3	245	—	—	—	245	—	245
Dividends	—	—	(2,651)	—	—	(2,651)	—	(2,651)
Common stock repurchases	(18)	—	—	—	(2,034)	(2,034)	—	(2,034)
Acquisition of Fubo	—	646	—	—	—	646	702	1,348
Distributions and other	—	(1)	3	—	(17)	(15)	(22)	(37)
Balance at December 27, 2025	1,776	$60,704	$60,164	$(2,900)	$(9,492)	$108,476	$5,532	$114,008

Balance at September 28, 2024	1,812	$58,592	$49,722	$(3,699)	$(3,919)	$100,696	$4,826	$105,522
Comprehensive income	—	—	2,554	1,011	—	3,565	18	3,583
Equity compensation activity	5	276	—	—	—	276	—	276
Dividends	—	—	(1,807)	—	—	(1,807)	—	(1,807)
Common stock repurchases	(7)	—	—	—	(794)	(794)	—	(794)
Distributions and other	—	—	(1)	—	(2)	(3)	(38)	(41)
Balance at December 28, 2024	1,810	$58,868	$50,468	$(2,688)	$(4,715)	$101,933	$4,806	$106,739
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the quarter ended December 27, 2025 are not necessarily indicative of the results that may be expected for the year ending October 3, 2026.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K.
Effective October 29, 2025, the Company included FuboTV Inc. (Fubo), a publicly traded virtual multi-channel video programming distributor (vMVPD), in the Company’s Condensed Consolidated Financial Statements. See Note 4 for additional information.
On November 14, 2024, the Company and Reliance Industries Limited (RIL) formed a joint venture (India joint venture) that combined the Company’s Star-branded and other general entertainment and sports television channels and Disney+ Hotstar streaming service in India (Star India) with certain media and entertainment businesses controlled by RIL (the Star India Transaction). The Company has a 37% interest in the India joint venture and recognizes its share of the joint venture’s results in “Equity in the income of investees.” Star India’s results through November 14, 2024 were consolidated in the Company’s financial results.
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
Reclassifications
Certain reclassifications have been made in the fiscal 2025 financial statements and notes to conform to the fiscal 2026 presentation.
2.Segment Information
The Company’s operations are reported in three segments: Entertainment, Sports and Experiences, for which separate financial information, including segment revenue and operating income, is evaluated regularly by the Chief Executive Officer, the Chief Operating Decision Maker, to allocate resources and assess performance.
Segment operating results reflect earnings before corporate and unallocated shared expenses, restructuring and impairment charges, net other income/expense, net interest expense, income taxes and noncontrolling interests. Segment operating income

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

generally includes equity in the income of investees, except for our India joint venture, and excludes amortization of intangible assets and impacts from fair value adjustments recognized in connection with the fiscal 2019 acquisition of TFCF Corporation (TFCF) and Hulu LLC (Hulu) and business acquisitions occurring after fiscal 2025 (Acquisition Amortization). Corporate and unallocated shared expenses principally consist of corporate functions, executive management and certain unallocated administrative support functions.
Segment operating results include allocations of certain costs, including information technology, pension, legal and other shared services costs, which are allocated based on metrics designed to correlate with consumption.
Segment revenues, segment operating income and significant segment expenses are as follows:

	Quarter Ended
	December 27, 2025	December 28, 2024
Revenues:
Entertainment
Third parties	$11,454	$10,761
Amounts eliminated in consolidation	155	111
	11,609	10,872
Sports
Third parties	4,521	4,514
Amounts eliminated in consolidation	388	336
	4,909	4,850
Experiences	10,006	9,415
Eliminations	(543)	(447)
Total segment revenues	$25,981	$24,690
Segment operating income:
Entertainment	$1,100	$1,703
Sports	191	247
Experiences	3,309	3,110
Total segment operating income(1)	$4,600	$5,060
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended
	December 27, 2025	December 28, 2024
Entertainment	$118	$118
Sports	3	10
Equity in the income of investees included in segment operating income	121	128
Equity in the loss of India joint venture	(28)	(33)
Acquisition Amortization related to an equity investee	—	(3)
Equity in the income of investees	$93	$92

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended
Information about significant segment expenses	December 27, 2025	December 28, 2024
Entertainment
Programming and production costs	$6,314	$5,475
Other segment operating expenses(1)	1,469	1,340
Selling, general, administrative and other	2,626	2,294
Depreciation and amortization	218	178
Total Entertainment costs and expenses	10,627	9,287
Sports
Programming and production costs	4,132	4,043
Other segment operating expenses(2)	257	250
Selling, general, administrative and other	308	310
Depreciation and amortization	24	10
Total Sports costs and expenses	4,721	4,613
Experiences
Operating labor	2,285	2,164
Infrastructure costs	846	801
Costs of goods sold and distribution costs	943	929
Other segment operating expenses(3)	902	784
Selling, general, administrative and other	962	948
Depreciation and amortization	759	679
Total Experiences costs and expenses	6,697	6,305
Eliminations(4)	(543)	(447)
Corporate and unallocated shared expenses	304	460
Acquisition Amortization(5)	300	394
Total costs and expenses	$22,106	$20,612
(1)Other operating expenses of Entertainment include technology support costs, distribution costs and costs of goods sold.
(2)Other operating expenses of Sports include technology support costs and distribution costs.
(3)Other operating expenses of Experiences include costs for supplies, processing fees and entertainment offerings.
(4)Reflects fees paid by (a) the Entertainment vMVPD services to ESPN and the Entertainment linear networks for the right to air the networks on Hulu Live TV and Fubo and (b) the Entertainment segment to the Sports segment to program certain sports content on ABC Network and Disney+. The offset is included in Entertainment programming and production costs.
(5)Excludes Acquisition Amortization of intangible assets related to equity investees.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended
	December 27, 2025	December 28, 2024
Segment operating income	$4,600	$5,060
Corporate and unallocated shared expenses	(304)	(460)
Equity in the loss of India joint venture	(28)	(33)
Restructuring and impairment charges(1)	—	(143)
Interest expense, net	(275)	(367)
Acquisition Amortization(2)	(300)	(397)
Income before income taxes	$3,693	$3,660
(1)In the prior-year quarter, the Company recorded a $143 million loss in connection with the Star India Transaction.
(2)Acquisition Amortization is as follows:

	Quarter Ended
	December 27, 2025	December 28, 2024
Amortization of intangible assets	$236	$327
Step-up of film and television costs	64	67
Intangibles related to an equity investee	—	3
	$300	$397
3.Revenues
The following table presents revenues by segment and major source:

	Quarter Ended December 27, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$7,250	$2,983	$—	$(416)	$9,817
Advertising	1,775	1,477	—	—	3,252
Theme park admissions	—	—	3,301	—	3,301
Resorts and vacations	—	—	2,410	—	2,410
Retail and wholesale sales of merchandise, food and beverage	—	—	2,741	—	2,741
Merchandise licensing	193	—	944	—	1,137
Content sales	1,936	60	—	—	1,996
Other	455	389	610	(127)	1,327
	$11,609	$4,909	$10,006	$(543)	$25,981

	Quarter Ended December 28, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$6,720	$3,057	$—	$(321)	$9,456
Advertising	1,898	1,342	—	—	3,240
Theme park admissions	—	—	3,087	—	3,087
Resorts and vacations	—	—	2,221	—	2,221
Retail and wholesale sales of merchandise, food and beverage	—	—	2,572	—	2,572
Merchandise licensing	165	—	927	—	1,092
Content sales	1,585	78	—	—	1,663
Other	504	373	608	(126)	1,359
	$10,872	$4,850	$9,415	$(447)	$24,690

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following table presents revenues by segment and primary geographical markets:

	Quarter Ended December 27, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$9,022	$4,813	$7,570	$(543)	$20,862
Europe	1,776	75	1,228	—	3,079
Asia Pacific	811	21	1,208	—	2,040
Total revenues	$11,609	$4,909	$10,006	$(543)	$25,981

	Quarter Ended December 28, 2024
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,492	$4,716	$7,121	$(447)	$19,882
Europe	1,651	77	1,127	—	2,855
Asia Pacific	729	57	1,167	—	1,953
Total revenues	$10,872	$4,850	$9,415	$(447)	$24,690
Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on content made available to distributors and licensees in previous reporting periods. For the quarter ended December 27, 2025, $0.3 billion was recognized related to performance obligations satisfied as of September 27, 2025. For the quarter ended December 28, 2024, $0.3 billion was recognized related to performance obligations satisfied as of September 28, 2024.
As of December 27, 2025, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, primarily for IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, wholesalers of SVOD streaming services, television station affiliates and sports sublicensees. Of this amount, we expect to recognize approximately $5 billion in the remainder of fiscal 2026, $4 billion in fiscal 2027, $3 billion in fiscal 2028 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of IP that are solely based on the sales of the licensee.
Accounts receivable and deferred revenues from contracts with customers are as follows:

	December 27, 2025	September 27, 2025
Accounts receivable
Current	$12,450	$10,544
Non-current	997	985
Allowance for credit losses	(135)	(126)
Deferred revenues
Current	6,123	5,689
Non-current	731	785
For the quarter ended December 27, 2025, the Company recognized revenue of $3.6 billion that was included in the September 27, 2025 deferred revenue balance. For the quarter ended December 28, 2024, the Company recognized revenue of $3.6 billion that was included in the September 28, 2024 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, subscriptions to streaming services and advances related to merchandise and TV/VOD licenses.
4.Acquisitions and Dispositions
NFL media assets
In January 2026, ESPN acquired NFL Network and certain other media assets owned and controlled by NFL Enterprises LLC, including the NFL RedZone channel’s pay TV distribution and NFL Fantasy (collectively the Specified Assets), from NFL Enterprises LLC in exchange for a 10% noncontrolling interest of ESPN (the NFL Transaction). This transaction will allow the Company to expand audience reach, increase accessibility and flexibility for consumers, drive innovation, and offer more high-quality content at competitive prices. As a result of the NFL Transaction, the Company has an effective 72% interest in ESPN, with Hearst Corporation (Hearst) and NFL Enterprises LLC holding 18% and 10%, respectively. After July 2034,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

based on the performance of the Specified Assets, the Company may have the right to reacquire (the Exchange Right) the NFL’s interest in ESPN in exchange for a ten-year note at 70% of the then fair market value of the NFL’s interest in ESPN. Alternatively, on a similar time frame, the NFL may have the right to acquire up to a 4% additional equity interest in ESPN at a purchase price equal to 70% of the then fair market value of ESPN.
The estimated fair value of the NFL Transaction is approximately $3 billion. A significant portion of the transaction value will be deferred until late fiscal 2033 and amortized as an expense thereafter, or, in the case that the Company exercises its Exchange Right, would be charged to equity. The Company is in the process of finalizing the valuation of the assets acquired, liabilities assumed and noncontrolling interests.
FuboTV Inc.
On October 29, 2025, the Company and Fubo combined certain Hulu Live TV assets, including its carriage agreements, subscription agreements and related data, advertising and sponsorship agreements and intellectual property exclusively related to the “Live TV” brand, with Fubo (the Fubo Transaction). The Company has a 70% economic interest in the combined operations, a 70% voting interest in Fubo on a fully diluted basis and the right to appoint a majority of Fubo’s Board of Directors. The remaining 30% equity interest in Fubo is retained by Fubo public shareholders.
Based on the closing price of Fubo common stock of $3.69 on October 29, 2025, the estimated fair value of Fubo was $1.3 billion, which was primarily allocated to goodwill of $1.5 billion and identifiable intangible assets of $0.4 billion, partially offset by debt of $0.4 billion. Goodwill reflects the synergies expected from enhancing and expanding the Company’s vMVPD offerings with more high-quality offerings, choice and increased flexibility.
The Company has included Fubo’s financial results in the Company’s Condensed Consolidated Financial Statements effective from October 29, 2025. The revenue of the acquired Fubo operations included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 27, 2025 was approximately $0.3 billion. Net income of the acquired Fubo operations included in the Company’s Condensed Consolidated Statement of Income for the quarter ended December 27, 2025, was not significant.
Pursuant to an agreement entered into as part of the Fubo Transaction, the Company is the exclusive distributor of the Hulu Live TV service for five years (renewable for an additional five-year term by mutual agreement) and pays a wholesale fee to Fubo based on Fubo’s cost to program Hulu Live TV. Under the same agreement, the Company manages the marketing for Hulu Live TV and sells advertising for Hulu Live TV and Fubo for a fee.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Total
Balance at September 27, 2025	$51,258	$16,486	$5,550	$73,294
Fubo Transaction	1,459	—	—	1,459
Currency translation adjustments and other, net	(10)	—	—	(10)
Balance at December 27, 2025	$52,707	$16,486	$5,550	$74,743
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	December 27, 2025	September 27, 2025
Cash and cash equivalents	$5,678	$5,695
Restricted cash included in other assets	108	104
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,786	$5,799

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the quarter ended December 27, 2025, the Company’s borrowing activity was as follows:

	September 27, 2025	Borrowings	Payments	Other Activity	December 27, 2025
Commercial paper with original maturities less than three months(1)	$1,963	$—	$(577)	$(5)	$1,381
Commercial paper with original maturities greater than three months	99	4,584	—	38	4,721
U.S. dollar denominated borrowings(2)	38,658	1,062	(887)	311	39,144
Asia Theme Parks borrowings	1,075	—	—	(2)	1,073
Foreign currency denominated borrowings and other(3)	231	—	—	90	321
	$42,026	$5,646	$(1,464)	$432	$46,640
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity includes borrowings assumed in the acquisition of Fubo.
(3)The other activity is attributable to market value adjustments for debt with qualifying hedges.
At December 27, 2025, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2026	$5,250	$—	$5,250
Facility expiring March 2027	4,000	—	4,000
Facility expiring March 2029	3,000	—	3,000
Total	$12,250	$—	$12,250
The Company’s bank facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Ratings and S&P Global Ratings ranging from 0.63% to 1.10%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On December 27, 2025, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in March 2027, which if utilized, reduces available borrowings under this facility. As of December 27, 2025, the Company has $0.4 billion of outstanding letters of credit, of which none were issued under this facility.
Cruise Ship Credit Facilities
In October 2025, in connection with the delivery of the Disney Destiny, the Company borrowed $1.1 billion with a fixed interest rate of 3.74%. Payments are due semi-annually over a 12-year term.
Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 8) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended
	December 27, 2025	December 28, 2024
Interest expense	$(443)	$(487)
Interest and investment income	52	54
Net periodic pension and postretirement benefit costs (other than service costs)	116	66
Interest expense, net	$(275)	$(367)

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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	December 27, 2025	September 27, 2025
Cash and cash equivalents	$486	$428
Other current assets	219	184
Total current assets	705	612
Parks, resorts and other property	6,183	6,060
Other assets	286	287
Total assets	$7,174	$6,959

Current liabilities	$799	$734
Long-term borrowings	1,073	1,075
Other long-term liabilities	497	489
Total liabilities	$2,369	$2,298
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the quarter ended December 27, 2025:

Revenues	$1,635
Costs and expenses	(1,291)
Asia Theme Parks’ royalty and management fees of $86 million for the quarter ended December 27, 2025 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the quarter ended December 27, 2025 were $404 million provided by operating activities, $355 million used in investing activities and $7 million provided by financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

7.Produced and Acquired/Licensed Content Costs and Advances
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of December 27, 2025			As of September 27, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$5,395	$14,158	$19,553	$4,624	$14,288	$18,912
Completed, not released	345	1,150	1,495	313	1,061	1,374
In-process	2,608	3,821	6,429	4,082	3,633	7,715
In development or pre-production	425	117	542	386	182	568
	$8,773	$19,246	28,019	$9,405	$19,164	28,569
Licensed content - Television programming rights and advances			4,431			4,821
Total produced and licensed content			$32,450			$33,390

Current portion			$1,336			$2,063
Non-current portion			$31,114			$31,327
Amortization of produced and licensed content is as follows:

	Quarter Ended
	December 27, 2025	December 28, 2024
Produced content
Predominantly monetized individually	$1,354	$696
Predominantly monetized as a group	1,614	1,813
	2,968	2,509
Licensed programming rights and advances	4,246	4,097
Total produced and licensed content costs(1)	$7,214	$6,606
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income
8.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans		Postretirement Medical Plans
	Quarter Ended		Quarter Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Service costs	$61	$65	$—	$—
Other costs (benefits):
Interest costs	199	195	11	11
Expected return on plan assets	(306)	(290)	(16)	(15)
Amortization of previously deferred service costs (credits)	1	—	(22)	(22)
Recognized net actuarial loss (gain)	24	62	(7)	(7)
Total other costs (benefits)	(82)	(33)	(34)	(33)
Net periodic benefit cost (income)	$(21)	$32	$(34)	$(33)

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

	Quarter Ended
	December 27, 2025	December 28, 2024
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,786	1,812
Weighted average dilutive impact of Awards	7	6
Weighted average number of common and common equivalent shares outstanding (diluted)	1,793	1,818
Awards excluded from diluted earnings per share	13	16

10.Equity
The Company declared the following dividends in fiscal 2026 and 2025:

Per Share	Amount	Payment Date
$0.75	$1.3 billion(1)	July 22, 2026
$0.75	$1.3 billion	January 15, 2026
$0.50	$0.9 billion	July 23, 2025
$0.50	$0.9 billion	January 16, 2025
(1)Amount represents our estimate of the dividends that will be paid on July 22, 2026. The actual amount will be determined based on shareholders of record at the record date.
Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized the Company to repurchase a total of 400 million shares of its common stock. During the quarter ended December 27, 2025, the Company repurchased 18 million shares of its common stock for $2.0 billion. During the quarter ended December 28, 2024, the Company repurchased 7 million shares of its common stock for $0.8 billion. As of December 27, 2025, the Company had remaining authorization in place to repurchase approximately 321 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
First quarter of fiscal 2026
Balance at September 27, 2025	$(549)	$(1,901)	$(1,085)	$(3,535)
Quarter Ended December 27, 2025:
Unrealized gains (losses) arising during the period	(21)	—	(13)	(34)
Reclassifications of realized net (gains) losses to net income	63	(4)	—	59
Balance at December 27, 2025	$(507)	$(1,905)	$(1,098)	$(3,510)

First quarter of fiscal 2025
Balance at September 28, 2024	$(319)	$(2,243)	$(1,855)	$(4,417)
Quarter Ended December 28, 2024:
Unrealized gains (losses) arising during the period	559	—	(246)	313
Reclassifications of realized net (gains) losses to net income	(88)	33	—	(55)
Star India Transaction	—	—	904	904
Balance at December 28, 2024	$152	$(2,210)	$(1,197)	$(3,255)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
First quarter of fiscal 2026
Balance at September 27, 2025	$120	$446	$55	$621
Quarter Ended December 27, 2025:
Unrealized gains (losses) arising during the period	3	—	(1)	2
Reclassifications of realized net (gains) losses to net income	(14)	1	—	(13)
Balance at December 27, 2025	$109	$447	$54	$610

First quarter of fiscal 2025
Balance at September 28, 2024	$71	$531	$116	$718
Quarter Ended December 28, 2024:
Unrealized gains (losses) arising during the period	(130)	—	24	(106)
Reclassifications of realized net (gains) losses to net income	21	(8)	—	13
Star India Transaction	—	—	(58)	(58)
Balance at December 28, 2024	$(38)	$523	$82	$567

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
First quarter of fiscal 2026
Balance at September 27, 2025	$(429)	$(1,455)	$(1,030)	$(2,914)
Quarter Ended December 27, 2025:
Unrealized gains (losses) arising during the period	(18)	—	(14)	(32)
Reclassifications of realized net (gains) losses to net income	49	(3)	—	46
Balance at December 27, 2025	$(398)	$(1,458)	$(1,044)	$(2,900)

First quarter of fiscal 2025
Balance at September 28, 2024	$(248)	$(1,712)	$(1,739)	$(3,699)
Quarter Ended December 28, 2024:
Unrealized gains (losses) arising during the period	429	—	(222)	207
Reclassifications of realized net (gains) losses to net income	(67)	25	—	(42)
Star India Transaction	—	—	846	846
Balance at December 28, 2024	$114	$(1,687)	$(1,115)	$(2,688)
Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended
		December 27, 2025	December 28, 2024
Market value adjustments, primarily cash flow hedges	Primarily revenue	$(63)	$88
Estimated tax	Income taxes	14	(21)
		(49)	67

Pension and postretirement medical expense	Interest expense, net	4	(33)
Estimated tax	Income taxes	(1)	8
		3	(25)
Total reclassifications for the period		$(46)	$42
11.Equity-Based Compensation
Equity-based compensation expense related to stock options and restricted stock units (RSU’s) for the quarters ended December 27, 2025 and December 28, 2024 was $332 million and $317 million, respectively. Equity-based compensation capitalized during the quarters ended December 27, 2025 and December 28, 2024 was $49 million and $44 million, respectively. Unrecognized compensation cost related to unvested stock options and RSUs was $0.1 billion and $1.6 billion, respectively, as of December 27, 2025.
Each fiscal year, generally in December and January, the Company awards stock options and restricted stock units to a broad-based group of management, technology and creative personnel (Annual Grant). Substantially all of the fiscal 2026 Annual Grant was issued in January 2026 and consisted of 2.6 million stock options and 15.2 million RSUs with weighted average grant date fair values of $37.11 and $113.25, respectively. The fiscal 2025 Annual Grant weighted average grant date fair values for stock options and RSUs were $37.98 and $109.20, respectively.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

12.Commitments and Contingencies
Legal Matters
Securities Actions
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the Securities Class Action). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy, and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. Plaintiffs seek unspecified damages, plus interest and costs and fees. The Company intends to defend against the lawsuit vigorously. The Company filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023, which was granted in part (dismissing the Section 20A claim against Iger) and otherwise denied on February 19, 2025. On March 28, 2025, the Company filed a motion for judgment on the pleadings, which was denied on May 21, 2025. The Company filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals, which was denied on July 18, 2025. The district court has set trial for August 17, 2027, and discovery is currently in progress. At this time we cannot reasonably estimate the amount of any possible loss.
On December 8, 2025, a private securities lawsuit was filed in the U.S. District Court for the Central District of California against the Company and certain former officers by Union Asset Management Holding AG and GIC Private Limited (the Union Asset Action). The Union Asset Action asserts the same claims and is based on substantially the same factual allegations and time period as the Securities Class Action, and seeks unspecified monetary damages. On January 2, 2026, the parties filed a joint stipulation to stay the Union Asset Action until the Securities Class Action concludes. The Company intends to defend against this lawsuit vigorously. The lawsuit is in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
Derivative Actions
Six shareholder derivative complaints have been filed against the Company and certain current and former officers and directors. Each of these actions asserts various claims including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, insider selling, and violations of federal securities laws based on substantially similar factual allegations as those asserted in the pending Securities Class Action.
•On August 4, 2023, and December 15, 2023, two shareholder derivative complaints were filed in the U.S. District Court for the Central District of California by Hugues Gervat and Audrey McAdams, respectively. On April 29, 2024, these actions were consolidated (the Consolidated Derivative Action). The Consolidated Derivative Action is currently stayed until August 21, 2026.
•On August 23, 2023, Stourbridge Investments LLC filed a shareholder derivative complaint in the U.S. District Court for the District of Delaware. On October 24, 2023, the action was voluntarily dismissed and, on November 16, 2023, refiled in the Delaware Court of Chancery. The Stourbridge action is currently stayed until the court in the Securities Class Action rules upon any motion for summary judgment.
•On June 27, 2025, Thomas Payne filed a shareholder derivative complaint in the Delaware Court of Chancery. The Payne action is currently stayed until the court in the Securities Class Action rules upon any motion for summary judgment.
•On November 5, 2025, Martin Siegel filed a shareholder derivative complaint in the Delaware Court of Chancery. The Siegel action is currently stayed until the court in the Securities Class Action rules upon any motion for summary judgment.
•On November 14, 2025, Balraj Paul, the Montini Family Trust, and Dorothy Keto filed a shareholder derivative complaint in the U.S. District Court for the Central District of California. On January 14, 2026, the Paul action was consolidated into the Consolidated Derivative Action, which is stayed until August 21, 2026.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Antitrust and Other Actions
On November 18, 2022, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to YouTube TV (the Biddle Action). The plaintiffs in the Biddle Action asserted a claim under Section 1 of the Sherman Act based on allegations that Disney uses certain pricing and packaging provisions in its carriage agreements with vMVPDs to increase prices for and reduce output of certain services offered by vMVPDs. On November 30, 2022, a second private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to DirecTV Stream (the Fendelander Action), making similar allegations. The Company filed motions to dismiss for failure to state a claim in both the Biddle Action and Fendelander Action on January 31, 2023. On September 30, 2023, the court issued an order granting in part and denying in part the Company’s motions to dismiss both cases and, on October 13, 2023, the court issued an order consolidating both cases. On October 16, 2023, plaintiffs filed a consolidated amended class action complaint (the Consolidated Complaint). The Consolidated Complaint asserts claims under Section 1 of the Sherman Act and certain Arizona, California, Florida, Illinois, Iowa, Massachusetts, Michigan, Nevada, New York, North Carolina, and Tennessee antitrust and consumer protection laws based on substantially similar allegations as the Biddle Action and the Fendelander Action. The Consolidated Complaint seeks injunctive relief, unspecified money damages and costs and fees. The Company filed a motion to dismiss the Consolidated Complaint for failure to state a claim on December 1, 2023.
On January 14, 2025, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company on behalf of a putative class of certain subscribers to fuboTV (the Unger Action), making similar allegations to those in the now-consolidated Biddle and Fendelander Actions (Biddle/Fendelander Action). The plaintiffs in the Unger Action also alleged that Disney impermissibly bundles ESPN with other Disney networks and unjustly enriched itself. The Unger Action has since been transferred to the Northern District of California with the court finding it related to the Biddle/Fendelander Action. The Unger plaintiffs filed an amended complaint on April 28, 2025, adding a named plaintiff and alleging essentially the same antitrust theories under the Sherman Act and the antitrust and consumer protection laws of thirty-seven states, the District of Columbia and Puerto Rico. The Unger plaintiffs seek damages and injunctive relief, including an injunction requiring the Company to segregate or divest any interest in Fubo and Hulu, or in the alternative, business assets relating to Fubo and Hulu + Live TV.
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
At a joint mediation held on October 3, 2025, the Company and plaintiffs in the Biddle/Fendelander Action reached a settlement in principle to settle all claims on behalf of all YouTube TV and DirecTV Stream subscribers for an amount that is not material for the Company. The settlement is contingent on Biddle/Fendelander Counsel obtaining Court approval and other contingencies. A preliminary approval hearing is scheduled for February 19, 2026.
The Company and Unger Counsel did not reach a settlement at the October 3, 2025 mediation. The Company filed a motion to compel arbitration of individual claims and dismiss class claims in the Unger Action on December 19, 2025. A hearing on the motion is set for March 19, 2026. The Company intends to continue to defend against the lawsuit vigorously. At this time, we cannot reasonably estimate the amount of any possible loss in the Unger Action.
On January 2, 2026, in litigation filed by the Company on August 28, 2025 asserting breach of contract claims against DISH Network L.L.C. (DISH) in the U.S. District Court for the Southern District of New York, DISH filed antitrust counterclaims against the Company. DISH asserts a tying claim under Sherman Act § 1 and New York’s Donnelly Act challenging certain provisions in the Company’s carriage agreement with DISH; claims under Sherman Act § 1 challenging an ESPN / Fox One bundle, the creation of Fubo Sports, and the Company’s acquisition of a controlling share of Fubo; a claim under Clayton Act § 7 challenging the Company’s acquisition of a controlling share of Fubo; and a claim under Sherman Act § 2 alleging the Company engaged in a pattern of conduct in an attempt to monopolize an alleged market for skinny sports

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

bundles. DISH also asserts breach-of-contract counterclaims, contending that Company-affiliated entities violated their obligations under certain most-favored-nation provisions in the operative carriage agreement. The Company’s response to these counterclaims is due on February 20, 2026. The Company intends to prosecute its claims and defend against these counterclaims vigorously. The lawsuit is in its early stages, and at this time we cannot reasonably estimate the amount of any potential loss.
The Company, together with, in some instances, certain of its directors and officers, is a defendant in various other legal actions incident to the conduct of its businesses, including streaming services which are subject to patent infringement claims and litigation for which adverse results may include payment of substantial licensing fees and monetary awards, as well as orders preventing us from offering or requiring us to change certain features, functionalities or services, which could harm our businesses and in aggregate negatively impact our results of operations. Management does not believe that the Company has incurred a probable material loss by reason of any of those actions.
Other
The Company entered into license agreements for the sports rights necessary to operate NFL Network and NFL RedZone through 2033.
13.Fair Value Measurements
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement level:

	Fair Value Measurement at December 27, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$44	$—	$44
Derivatives
Foreign exchange	—	828	—	828
Other	—	8	—	8
Liabilities
Derivatives
Interest rate	—	(757)	—	(757)
Foreign exchange	—	(923)	—	(923)
Other	—	(2)	—	(2)
Other	—	(727)	—	(727)
Total recorded at fair value	$—	$(1,529)	$—	$(1,529)
Fair value of borrowings	$—	$40,179	$3,481	$43,660

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Fair Value Measurement at September 27, 2025
	Level 1	Level 2	Level 3	Total
Assets
Investments	$—	$89	$—	$89
Derivatives
Foreign exchange	—	816	—	816
Other	—	5	—	5
Liabilities
Derivatives
Interest rate	—	(762)	—	(762)
Foreign exchange	—	(926)	—	(926)
Other	—	(1)	—	(1)
Other	—	(668)	—	(668)
Total recorded at fair value	$—	$(1,447)	$—	$(1,447)
Fair value of borrowings	$—	$36,976	$2,111	$39,087
The fair values of Level 2 investments are primarily determined based on an internal valuation model that uses observable inputs such as stock trading price, volatility and risk free rate.
The fair values of Level 2 derivatives are primarily determined by internal discounted cash flow models that use observable inputs such as interest rates, yield curves and foreign currency exchange rates. Counterparty credit risk, which is mitigated by master netting agreements and collateral posting arrangements with certain counterparties, had an impact on derivative fair value estimates that was not material. The Company’s derivative financial instruments are discussed in Note 14.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

14.Derivative Instruments
The Company’s derivative positions measured at fair value (see Note 13) are summarized in the following tables:

	As of December 27, 2025
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$225	$389	$(399)	$(206)
Interest rate	—	—	(757)	—
Other	1	—	(2)	—
Derivatives not designated as hedges
Foreign exchange	56	158	(66)	(252)
Other	7	44	—	—
Gross fair value of derivatives	289	591	(1,224)	(458)
Counterparty netting	(276)	(513)	391	398
Cash collateral (received) paid	—	—	570	—
Net derivative positions	$13	$78	$(263)	$(60)

	As of September 27, 2025
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$233	$376	$(407)	$(208)
Interest rate	—	—	(762)	—
Other	3	2	—	—
Derivatives not designated as hedges
Foreign exchange	39	168	(49)	(262)
Other	—	89	(1)	—
Gross fair value of derivatives	275	635	(1,219)	(470)
Counterparty netting	(260)	(517)	378	399
Cash collateral (received) paid	—	—	550	10
Net derivative positions	$15	$118	$(291)	$(61)
Interest Rate Risk Management
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps was $10.6 billion at both December 27, 2025 and September 27, 2025.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	December 27, 2025	September 27, 2025	December 27, 2025	September 27, 2025
Borrowings:
Current	$2,980	$2,954	$(19)	$(44)
Long-term	7,413	7,347	(634)	(680)
	$10,393	$10,301	$(653)	$(724)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended
	December 27, 2025	December 28, 2024
Gain (loss) on:
Pay-floating swaps	$67	$(195)
Borrowings hedged with pay-floating swaps	(67)	195
Expense associated with interest accruals on pay-floating swaps	(85)	(111)
Foreign Exchange Risk Management
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of December 27, 2025 and September 27, 2025, the notional amount of the Company’s net foreign exchange cash flow hedges was $10.1 billion and $9.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months total $228 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended
	December 27, 2025	December 28, 2024
Gain (loss) recognized in Other Comprehensive Income	$(25)	$562
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	(62)	89
(1)Primarily recorded in revenue.
The Company may designate cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of December 27, 2025 and September 27, 2025, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($1.0 billion) and Canadian $1.3 billion ($0.9 billion), respectively. The related gains or losses recognized in earnings for the quarters ended December 27, 2025 and December 28, 2024 were not material.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts at December 27, 2025 and September 27, 2025 was $3.2 billion and $3.0 billion, respectively. The related gains or losses recognized in costs and expenses on foreign exchange contracts that mitigated our exposure with respect to foreign currency denominated assets and liabilities for the quarters ended December 27, 2025 and December 28, 2024 were not material.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The net notional amount of these contracts at December 27, 2025 and September 27, 2025 was $0.7 billion and $0.6 billion, respectively. The related gains or losses recognized in earnings for the quarters ended December 27, 2025 and December 28, 2024 were not material.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty was $0.9 billion at December 27, 2025 and September 27, 2025.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

15.New Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance to enhance income tax disclosures. The new guidance requires an expanded effective tax rate reconciliation and the disclosure of cash taxes paid segregated between U.S. federal, U.S. state and foreign, with further disaggregation by jurisdiction if certain thresholds are met, and eliminates certain disclosures related to uncertain tax benefits. The new guidance is applicable to annual periods beginning with the Company’s 2026 fiscal year.
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
Accounting for Government Grants
In December 2025, the FASB issued guidance that establishes the recognition, measurement and presentation requirements for government grants. The guidance is effective at the beginning of the Company’s 2030 fiscal year (with early adoption permitted). The Company is currently assessing the impact this guidance will have on its financial statements and financial statement disclosures.

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
•Current Quarter Results Compared to Prior-Year Quarter
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Market Risk
•Commitments and Contingencies
•Other Matters
•Supplemental Guarantor Financial Information
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)
(in millions, except per share data)	December 27, 2025	December 28, 2024
Revenues:
Services	$23,206	$22,048	5%
Products	2,775	2,642	5%
Total revenues	25,981	24,690	5%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(15,003)	(13,789)	(9) %
Cost of products (exclusive of depreciation and amortization)	(1,666)	(1,617)	(3) %
Selling, general, administrative and other	(4,121)	(3,930)	(5) %
Depreciation and amortization	(1,316)	(1,276)	(3) %
Total costs and expenses	(22,106)	(20,612)	(7) %
Restructuring and impairment charges	—	(143)	100%
Interest expense, net	(275)	(367)	25%
Equity in the income of investees	93	92	1%
Income before income taxes	3,693	3,660	1%
Income taxes	(1,209)	(1,016)	(19) %
Net income	2,484	2,644	(6) %
Net income attributable to noncontrolling interests	(82)	(90)	9%
Net income attributable to Disney	$2,402	$2,554	(6) %
Diluted earnings per share attributable to Disney	$1.34	$1.40	(4) %
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 5%, or $1.3 billion, to $26.0 billion; net income attributable to Disney decreased to $2.4 billion compared to $2.6 billion in the prior-year quarter; and diluted earnings per share (EPS) attributable to Disney decreased to $1.34 compared to $1.40 in the prior-year quarter. The net income and EPS decreases were due to lower operating income at Entertainment and a higher effective income tax rate. These decreases were partially offset by higher operating income at Experiences, the comparison to charges taken in connection with the Star India Transaction and a legal settlement in the prior-year quarter and lower intangible amortization and interest expense.
Revenues
Service revenues for the quarter increased 5%, or $1.2 billion, to $23.2 billion, which included an approximate 1 percentage point increase from the Fubo Transaction and an approximate 1 percentage point decrease from the Star India

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Transaction. Aside from these impacts, service revenues increased due to an increase in content sales, growth at our parks and experiences businesses and, to a lesser extent, higher subscription and affiliate fees.
Product revenues for the quarter increased 5%, or $0.1 billion, to $2.8 billion due to growth at our parks and experiences businesses.
Costs and expenses
Cost of services for the quarter increased 9%, or $1.2 billion, to $15.0 billion, which included an approximate 2 percentage point increase from the Fubo Transaction and an approximate 1 percentage point decrease due to the Star India Transaction. Aside from these impacts, cost of services increased due to higher programming and production costs and, to a lesser extent, the impact of inflation and increased volumes at our parks and experiences businesses.
Selling, general, administrative and other costs increased 5%, or $0.2 billion, to $4.1 billion, due to higher marketing costs.
Depreciation and amortization increased 3% to $1.3 billion driven by higher depreciation at our parks and experiences and Entertainment businesses, partially offset by lower amortization of intangible assets.
Restructuring and impairment charges
In the prior-year quarter, the Company recorded a $143 million loss in connection with the Star India Transaction.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	December 27, 2025	December 28, 2024	% Change Better (Worse)
Interest expense	$(443)	$(487)	9%
Interest income, investment income and other	168	120	40%
Interest expense, net	$(275)	$(367)	25%

The decrease in interest expense was due to lower average debt balances and an increase in capitalized interest.
The increase in interest income, investment income and other was due to a favorable comparison related to pension and postretirement benefit costs, other than service cost.
Income Taxes

	Quarter Ended
	December 27, 2025	December 28, 2024
Income before income taxes	$3,693	$3,660
Income tax (benefit) expense	1,209	1,016
Effective income tax rate	32.7%	27.8%
The increase in the effective income tax rate in the current quarter compared to the prior-year quarter was due to a non-cash tax charge in the current quarter resulting from the Fubo Transaction and an unfavorable impact in the current quarter for adjustments related to prior years, partially offset by a non-cash tax-charge in the prior-year quarter in connection with the Star India Transaction.
Noncontrolling Interests

	Quarter Ended
(in millions)	December 27, 2025	December 28, 2024	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(82)	$(90)	9%
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Certain Items Impacting Results in the Quarter
Results for the quarter ended December 27, 2025 were impacted by the following:
•Non-cash tax charge of $307 million resulting from the Fubo Transaction
•Acquisition Amortization of $300 million
Results for the quarter ended December 28, 2024 were impacted by the following:
•An impairment charge of $143 million recorded in connection with the Star India Transaction. Tax expense includes a $31 million tax benefit on the impairment charge and a non-cash tax charge of $244 million related to the Star India Transaction
•Acquisition Amortization of $397 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended December 27, 2025:
Non-cash tax charge resulting from the Fubo Transaction	$—	$(307)	$(307)	$(0.17)
Acquisition Amortization	(300)	70	(230)	(0.12)
Total	$(300)	$(237)	$(537)	$(0.29)

Quarter Ended December 28, 2024:
Star India Transaction	$(143)	$(213)	$(356)	$(0.20)
Acquisition Amortization	(397)	93	(304)	(0.16)
Total	$(540)	$(120)	$(660)	$(0.36)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the quarter ended December 27, 2025 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Entertainment revenues are subject to seasonal and other cyclical advertising patterns, changes in viewership and subscriber levels, timing and performance of theatrical releases, and the timing of and demand for film and television programs. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months and domestic advertising revenue is typically higher during election cycles. Affiliate and subscriptions fees vary with the subscriber trends of multi-channel video programming distributors (i.e. cable, satellite telecommunications and digital over-the-top service providers) and our streaming services. Theatrical release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
Sports revenues are subject to seasonal advertising patterns, changes in viewership and subscriber levels, and the availability of and demand for sports programming. Advertising revenues generated from sports programming are also impacted by the timing of sports seasons and events, which timing may vary throughout the year or may take place periodically (e.g. biannually, quadrennially).
Experiences revenues fluctuate with changes in theme park attendance and resort occupancy resulting from the seasonal nature of vacation travel and leisure activities, the opening of new guest offerings and pricing and promotional offers. Peak attendance and resort occupancy generally occur during the summer months when school vacations occur and during early winter and spring holiday periods. In addition, theme park and resort revenues may be higher during significant celebrations such as theme park or character anniversaries and lower in the periods preceding or following such celebrations. Consumer products revenue fluctuates with consumer purchasing behavior, which generally results in higher revenues during the Company’s first and fourth fiscal quarters. In addition, licensing revenues fluctuate with the timing and performance of theatrical and game releases and direct-to-consumer content.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Entertainment	$11,609	$10,872	7%
Sports	4,909	4,850	1%
Experiences	10,006	9,415	6%
Eliminations (1)	(543)	(447)	(21) %
Revenues	$25,981	$24,690	5%
(1)Reflects fees paid by (a) the Entertainment vMVPD services to ESPN and the Entertainment linear networks for the right to air the networks on Hulu Live and Fubo and (b) the Entertainment segment to the Sports segment to program certain sports content on ABC Network and Disney+.
The following table presents income from our operating segments and other components of income before income taxes:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Entertainment operating income	$1,100	$1,703	(35) %
Sports operating income	191	247	(23) %
Experiences operating income	3,309	3,110	6%
Corporate and unallocated shared expenses	(304)	(460)	34%
Equity in the loss of India joint venture	(28)	(33)	15%
Restructuring and impairment charges	—	(143)	100%
Interest expense, net	(275)	(367)	25%
Acquisition Amortization	(300)	(397)	24%
Income before income taxes	$3,693	$3,660	1%

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Entertainment	$205	$165	(24) %
Sports	24	10	>(100) %
Experiences
Domestic	524	461	(14) %
International	208	191	(9) %
Total Experiences	732	652	(12) %
Corporate	79	82	4%
Total depreciation expense	$1,040	$909	(14) %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Entertainment	$13	$13	— %
Experiences	27	27	— %
Acquisition amortization - intangible assets	236	327	28%
Total amortization of intangible assets	$276	$367	25%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Entertainment
Operating results for Entertainment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Revenues
Subscription and affiliate fees	$7,250	$6,720	8%
Advertising	1,775	1,898	(6) %
Content sales	1,936	1,585	22%
Other	648	669	(3) %
Total revenues	11,609	10,872	7%
Operating expenses	(7,783)	(6,815)	(14) %
Selling, general, administrative and other	(2,626)	(2,294)	(14) %
Depreciation and amortization	(218)	(178)	(22) %
Equity in the income of investees	118	118	— %
Operating Income	$1,100	$1,703	(35) %
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees was due to increases of 4% from higher effective rates, 4% from the Fubo Transaction and 1% from more subscribers, partially offset by decreases of 1% from the Star India Transaction and 1% from the temporary suspension of carriage with an affiliate in the current quarter.
Revenues - Advertising
The decline in advertising revenue was due to decreases of 5% from the Star India Transaction and 5% from lower rates, partially offset by increases of 3% from higher impressions and 1% from the Fubo Transaction. Rates and impressions included an impact from less political advertising.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Content sales
Content sales revenue increased due to an increase of 25% from theatrical distribution, partially offset by a decrease of 6% from home entertainment distribution. Higher theatrical distribution revenue was attributable to more significant titles released in the current quarter compared to the prior-year quarter. The current quarter included Zootopia 2, Avatar: Fire and Ash, Predator: Badlands and Tron: Ares. The prior-year quarter included Moana 2 and Mufasa: The Lion King.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Programming and production costs	$(6,314)	$(5,475)	(15) %
Other operating expenses	(1,469)	(1,340)	(10) %
	$(7,783)	$(6,815)	(14) %
The increase in programming and production costs was due to increases of 11% from theatrical distribution, 4% from the Fubo Transaction and 3% from our streaming services. Higher programming and production costs at our streaming services were primarily due to an increase in subscriber-based license fees.
The increase in other operating expenses was primarily due to higher technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $332 million to $2,626 million from $2,294 million due to higher marketing costs at theatrical distribution and our streaming services. Higher theatrical marketing costs were due to more significant releases in the current quarter.
Depreciation and amortization
Depreciation and amortization increased $40 million to $218 million from $178 million due to new technology and facilities assets placed in service.
Operating Income from Entertainment
Segment operating income decreased $603 million to $1,100 million from $1,703 million due to lower theatrical distribution results.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Acquisition Amortization(1)	$(298)	$(321)	7%
(1)In the current quarter, amortization of intangible assets was $234 million and amortization of step-up on film and television costs was $64 million. In the prior-year quarter, amortization of intangible assets was $251 million and amortization of step-up on film and television costs was $67 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Revenues
Subscription and affiliate fees	$2,983	$3,057	(2) %
Advertising	1,477	1,342	10%
Other	449	451	— %
Total revenues	4,909	4,850	1%
Operating expenses	(4,389)	(4,293)	(2) %
Selling, general, administrative and other	(308)	(310)	1%
Depreciation and amortization	(24)	(10)	>(100) %
Equity in the income of investees	3	10	(70) %
Operating Income	$191	$247	(23) %
Revenues - Subscription and affiliate fees
Lower subscription and affiliate fees reflected decreases of 4% from fewer subscribers, 3% from the temporary suspension of carriage with an affiliate in the current quarter and 1% from the Star India Transaction, partially offset by an increase of 6% from higher effective rates.
Revenues - Advertising
Advertising revenue growth was primarily due to an increase of 8% from higher rates.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Programming and production costs	$(4,132)	$(4,043)	(2) %
Other operating expenses	(257)	(250)	(3) %
	$(4,389)	$(4,293)	(2) %
Programming and production costs increased in the current quarter compared to the prior-year quarter driven by contractual rate increases and costs for new sports rights, partially offset by the timing of NBA and college sports rights costs under new agreements, including the impact of fewer regular season NBA games.
Depreciation and amortization
Depreciation and amortization increased $14 million, to $24 million from $10 million, due to new technology assets placed in service.
Operating Income from Sports
Segment operating income decreased $56 million, to $191 million from $247 million, driven by an increase in programming and production costs and a decrease in subscription and affiliate fees, partially offset by higher advertising revenue.
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Acquisition Amortization(1)	$—	$(74)	100%
(1)Represents amortization of intangible assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Revenues
Theme park admissions	$3,301	$3,087	7%
Resorts and vacations	2,410	2,221	9%
Parks & Experiences merchandise, food and beverage	2,348	2,181	8%
Merchandise licensing and retail	1,337	1,318	1%
Parks licensing and other	610	608	— %
Total revenues	10,006	9,415	6%
Operating expenses	(4,976)	(4,678)	(6) %
Selling, general, administrative and other	(962)	(948)	(1) %
Depreciation and amortization	(759)	(679)	(12) %
Operating Income	$3,309	$3,110	6%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 4% from higher average per capita ticket revenue and 2% from increased attendance at our international and domestic parks. Attendance growth at our domestic parks benefited from the comparison to the adverse impact of Hurricane Milton in the prior-year quarter.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was primarily attributable to an increase of 6% from additional passenger cruise days, reflecting the launches of the Disney Treasure in December 2024 and the Disney Destiny in November 2025.
Revenues - Park & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was primarily due to increases of 3% from higher average guest spending and 2% from volume growth.
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)
	Quarter Ended		Quarter Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Parks
Increase (decrease)
Attendance(2)	1%	(2) %	6%	4%
Per Capita Guest Spending(3)	4%	4%	2%	3%
Hotels
Occupancy(4)	87%	85%	87%	86%
Available Hotel Room Nights (in thousands)(5)	2,550	2,540	797	798
Change in Per Room Guest Spending(6)	4%	5%	1%	17%
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
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Operating labor	$(2,285)	$(2,164)	(6) %
Infrastructure costs	(846)	(801)	(6) %
Cost of goods sold and distribution costs	(943)	(929)	(2) %
Other operating expense	(902)	(784)	(15) %
	$(4,976)	$(4,678)	(6) %
Higher operating labor was due to inflation, an unfavorable foreign exchange impact, new guest offerings and increased operations support. The increase in infrastructure costs was primarily due to new guest offerings. Higher cost of goods sold and distribution costs were primarily attributable to volume growth, partially offset by lower third-party royalty expense. The increase in other operating expense was primarily due to new guest offerings, volume growth and increased operations support costs.
Depreciation and amortization
Depreciation and amortization increased $80 million, to $759 million from $679 million, due to higher depreciation at our domestic parks and experiences driven by an increase at Disney Cruise Line.
Operating Income from Experiences
Segment operating income increased $199 million, to $3,309 million from $3,110 million, due to growth at domestic parks and experiences.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Supplemental revenue detail
Parks & Experiences
Domestic	$6,910	$6,432	7%
International	1,753	1,646	7%
Consumer Products	1,343	1,337	— %
	$10,006	$9,415	6%
Supplemental operating income detail
Parks & Experiences
Domestic	$2,149	$1,982	8%
International	428	420	2%
Consumer Products	732	708	3%
	$3,309	$3,110	6%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Corporate and unallocated shared expenses	$(304)	$(460)	34%
Corporate and unallocated shared expenses decreased $156 million for the quarter, from $460 million to $304 million, primarily due to the comparison to a legal settlement in the prior-year quarter.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	December 27, 2025	December 28, 2024
Cash provided by operations	$735	$3,205	(77) %
Cash used in investing activities	(2,737)	(2,575)	(6) %
Cash provided by (used in) financing activities	1,984	(997)	nm
Impact of exchange rates on cash, cash equivalents and restricted cash	5	(153)	nm
Change in cash, cash equivalents and restricted cash	$(13)	$(520)	98%
Operating Activities
Cash provided by operations decreased from $3.2 billion in the prior-year quarter to $0.7 billion for the current quarter due to higher tax payments and, to a lesser extent, an increase in spending on content at Entertainment and Sports. The current quarter included payment of U.S. federal and California state income tax liabilities for fiscal 2025 and a portion of fiscal 2024, pursuant to relief related to 2025 wildfires in California.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the quarter ended December 27, 2025 and December 28, 2024 are as follows:

	Quarter Ended
(in millions)	December 27, 2025	December 28, 2024
Beginning balances:
Produced and licensed programming assets	$33,390	$34,409
Programming liabilities	(3,353)	(3,692)
	30,037	30,717
Spending:
Programming licenses and rights	3,239	2,931
Produced film and television content	2,822	2,534
	6,061	5,465
Amortization:
Programming licenses and rights	(4,246)	(4,097)
Produced film and television content	(2,968)	(2,509)
	(7,214)	(6,606)
Change in produced and licensed content costs	(1,153)	(1,141)
Other non-cash activity	(93)	266
Ending balances:
Produced and licensed programming assets	32,450	33,662
Programming liabilities	(3,659)	(3,820)
	$28,791	$29,842
The Company currently expects its fiscal 2026 spend on produced and licensed content, including sports rights, to be approximately $24 billion.
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the quarter ended December 27, 2025 and December 28, 2024 are as follows:

	Quarter Ended
(in millions)	December 27, 2025	December 28, 2024
Investments in parks, resorts and other property:
Entertainment	$(293)	$(268)
Sports	—	(1)
Experiences
Domestic	(2,303)	(1,786)
International	(357)	(293)
Total Experiences	(2,660)	(2,079)
Corporate	(60)	(118)
Total investments in parks, resorts and other property	(3,013)	(2,466)
Other investing activities, net	276	(109)
Cash used in investing activities	$(2,737)	$(2,575)
Capital expenditures at the Entertainment segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Capital expenditures at the Experiences segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was due to higher spend on cruise ship fleet expansion and, to a lesser extent, new theme park attractions.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The decrease in the current period compared to the prior-year period was due to lower spend on facilities.
The Company currently expects its fiscal 2026 capital expenditures to be approximately $9 billion compared to fiscal 2025 capital expenditures of $8 billion. The projected increase in capital expenditures is primarily due to higher spending at Experiences, attributable to theme park and resort expansion and new attractions, partially offset by lower spending on cruise ship fleet expansion. to theme park and resort expansion and new attractions
Financing Activities
Financing activities for the quarter ended December 27, 2025 and December 28, 2024 are as follows:

	Quarter Ended
(in millions)	December 27, 2025	December 28, 2024
Change in borrowings	$4,182	$(63)
Repurchases of common stock	(2,034)	(794)
Other financing activities, net(1)	(164)	(140)
Cash provided by (used in) financing activities	$1,984	$(997)
(1)Primarily consists of dividends to noncontrolling interest holders and equity award activity.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the quarter ended December 27, 2025 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 10 to the Condensed Consolidated Financial Statements for a summary of dividends and share repurchases. The Company is targeting $7 billion in share repurchases in fiscal 2026.
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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of December 27, 2025, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, and S&P Global Ratings’ long- and short-term debt ratings for the Company were A and A-1 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On December 27, 2025, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks, from any representations, covenants or events of default.
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
Tax Matters
As disclosed in Note 9 to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K, the Company has exposure for certain tax matters.
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.
OTHER MATTERS
Accounting Policies and Estimates
For a discussion of each of our critical accounting estimates, including information and analysis of estimates and assumptions involved in their application, see “Critical Accounting Policies and Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K.
New Accounting Pronouncements
See Note 15 to the Condensed Consolidated Financial Statements for information regarding new accounting pronouncements.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at December 27, 2025 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$29,583	$30,448	$6,450	$6,402
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

Results of operations (in millions)	Quarter Ended December 27, 2025
Revenues	$—
Costs and expenses	—
Net income (loss)	(799)
Net income (loss) attributable to TWDC shareholders	(799)

Balance Sheet (in millions)	December 27, 2025	September 27, 2025
Current assets	$1,776	$2,295
Noncurrent assets	3,553	3,613
Current liabilities	14,360	9,592
Noncurrent liabilities (excluding intercompany to non-Guarantors)	36,139	36,314
Intercompany payables to non-Guarantors	167,047	167,091

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 14 to the Condensed Consolidated Financial Statements and in Note 17 to Consolidated Financial Statements in Part II, Item 8 of the 2025 Annual Report on Form 10-K.
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
Based on their evaluation as of December 27, 2025, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 12 to the Condensed Consolidated Financial Statements relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the factors discussed in our 2025 Annual Report on Form 10-K under Item 1A, “Risk Factors” as updated below:
RISKS RELATED TO OUR BUSINESSES AND INDUSTRY
We face risks related to the renewal of long-term programming or distribution contracts on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we renew or renegotiate the contracts, which from time to time has led to service blackouts when distribution contracts expired before renewal terms were agreed. We may lose programming rights or distribution rights if we are unable to renew these contracts on acceptable terms. Renewal negotiations with certain MVPDs for distribution contracts scheduled to expire in fiscal 2026 could lead to temporary or longer-term service blackouts, negatively impacting our results of operations. For example, in the first quarter of fiscal 2026, the Company’s channels were temporarily removed from YouTube TV following the expiration of the parties’ distribution contract without agreement on renewal terms. Further, our portfolio of acquired programming rights, such as sporting events, and the distributors of our programming and the portfolio of programming rights our distributors acquire have changed and will continue to change over time. Even if these contracts are renewed, the cost of obtaining certain programming rights has increased and may continue to increase (or increase at faster rates than our historical experience) and programming distributors demand terms (including with respect to the pricing for, and the nature and amount of, programming distributed) that reduce our revenue from distribution of programs or increase revenue at slower rates than our historical experience. For example, the terms of certain renewals of carriage agreements have included fewer of our linear networks or the opportunity to offer multiple genre-specific bundle options of fewer than all our linear networks while providing for certain of our DTC streaming services to be made available to the distributor’s subscribers. Moreover, our ability to renew these contracts on favorable terms is affected by a number of factors, such as consolidation in the market for program distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and programming rights costs increases, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
The seasonality of certain of our businesses and timing of certain of our product offerings could exacerbate negative impacts on our operations.
Each of our businesses is normally subject to seasonal variations and variations in connection with the timing of our product offerings. See our 2025 Annual Report on Form 10-K under Item 1 – ENTERTAINMENT – Competition and Seasonality; – SPORTS – Competition and Seasonality; and – EXPERIENCES – Competition and Seasonality and Part 1, Item 2 – SEASONALITY in this Form 10-Q for a discussion of seasonal and other timing variations, as well as certain other fluctuations, on our results of operations. Further, negative impacts on our business occurring during a time of typical high seasonal demand, such as our park closures due to hurricane damage during the summer travel season or other high seasons or sports league work stoppages during that sports season, could have a disproportionate effect on the results of that business for the year.
RISKS RELATED TO INTELLECTUAL PROPERTY, LITIGATION, CYBERSECURITY AND REGULATORY REQUIREMENTS
We face risks related to the intellectual property rights that we hold as well as rights asserted by third parties.
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
The Company is also subject to the risk of claims and litigation asserting that the Company is infringing certain third-party IP rights. Technological changes in industries in which the Company operates and extensive patent coverage in those areas increase the risk of such claims being brought and prevailing. For example, the Company’s streaming services and technology are subject to patent infringement claims and litigation both in the United States and outside the United States. In defending such matters, we have developed, and may in the future develop, alternatives to features, functionalities and services in the relevant jurisdictions or more broadly, which increase our costs through investment of engineering and other resources and may result in some customers discontinuing use of our services. Adverse results in these matters and other matters asserting infringement of other types of third-party IP rights may include substantial payments by us, including royalties, licensing fees or monetary awards, and orders preventing us from offering or requiring us to change certain features, functionalities or services, which could harm our businesses and in aggregate negatively impact our results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended December 27, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28, 2025 - October 31, 2025	5,630,500	$112.10	5,630,500	334 million
November 1, 2025 - November 30, 2025	1,893,592	111.37	1,893,592	332 million
December 1, 2025 - December 27, 2025	10,939,100	112.16	10,939,100	321 million
Total	18,463,192	112.06	18,463,192	321 million
(1)Amounts exclude the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
(2)Under a share repurchase program implemented effective February 7, 2024, the Company is authorized to repurchase a total of 400 million shares of its common stock. The repurchase program does not have an expiration date.

ITEM 5. Other Items
Rule 10b5-1 Trading Arrangements
On December 11, 2025, Horacio E. Gutierrez, the Company’s Chief Legal and Public Affairs Officer adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Gutierrez’s trading plan provides for the sale of up to 200,147 gross shares of the Company’s common stock (which includes the potential exercise of vested stock options granted to Mr. Gutierrez and the associated sale of shares of the Company’s common stock, excluding any shares used to effect a cashless exercise or withheld to satisfy tax withholding obligations in connection with the exercise or net settlement of the option awards). Mr. Gutierrez’s trading plan is scheduled to terminate on December 15, 2026.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of November 30, 2023	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed November 30, 2023
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
10.1	Second Amendment dated November 10, 2025 to that certain Employment Agreement, dated as of December 4, 2023, by and between The Walt Disney Company and Hugh F. Johnston, as amended †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 12, 2025
10.2
Fifth Amendment dated November 4, 2025 to that certain Employment Agreement, dated as of December 21, 2021, by and between Disney Corporate Services Co., LLC and Horacio E. Gutierrez, as amended; and to that certain Indemnification Agreement, dated as of December 21, 2021, by and between The Walt Disney Company and Horacio E. Gutierrez, as amended †
Exhibit 10.1 to the Current Report on Form 8-K of the Company filed November 7, 2025
10.3	Third Amendment dated October 15, 2025, to that certain Employment Agreement, dated as of June 29, 2022, by and between the Walt Disney Company and Kristina K. Schake, as amended †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed October 16, 2025
10.4	Form of Non-Qualified Stock Option Award Agreement †	Filed herewith
10.5	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Filed herewith
10.6	Form of Performance-Based Restricted Stock Unit Award Agreement †	Filed herewith
22	List of Guarantor Subsidiaries	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
February 2, 2026
Burbank, California