Form 10-Q
period 2026-03-28
Walt Disney Co
filed 2026-05-06
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,736,511,424 shares of common stock outstanding as of April 29, 2026.

THE WALT DISNEY COMPANY
Form 10-Q
For the Fiscal Quarter Ended March 28, 2026

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans (including statements regarding new products and services, future expenditures, costs and investments); future liabilities and other obligations; impairments and amortization; estimates of the financial impact of certain items, accounting treatment, events or circumstances; competition and seasonality on our businesses and results of operations; and capital allocation, including share repurchases and dividends. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “forecasts,” “believes,” “estimates,” “anticipates,” “potential,” “continue,” “assumption” or “judgment” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•consumer preferences for and acceptance of our content offerings and the distribution channel (including pricing and bundling of our streaming services and impact on churn and subscriber additions) and our travel destinations;
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Revenues:
Services	$22,684	$21,258	$45,890	$43,306
Products	2,484	2,363	5,259	5,005
Total revenues	25,168	23,621	51,149	48,311
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(14,417)	(13,378)	(29,420)	(27,167)
Cost of products (exclusive of depreciation and amortization)	(1,484)	(1,432)	(3,150)	(3,049)
Selling, general, administrative and other	(4,073)	(3,981)	(8,194)	(7,911)
Depreciation and amortization	(1,405)	(1,324)	(2,721)	(2,600)
Total costs and expenses	(21,379)	(20,115)	(43,485)	(40,727)
Restructuring and impairment charges	(239)	(109)	(239)	(252)
Interest expense, net	(240)	(346)	(515)	(713)
Equity in the income of investees	57	36	150	128
Income before income taxes	3,367	3,087	7,060	6,747
Income taxes	(902)	314	(2,111)	(702)
Net income	2,465	3,401	4,949	6,045
Net income attributable to noncontrolling interests	(218)	(126)	(300)	(216)
Net income attributable to The Walt Disney Company (Disney)	$2,247	$3,275	$4,649	$5,829

Earnings per share attributable to Disney:
Diluted	$1.27	$1.81	$2.61	$3.21
Basic	$1.27	$1.81	$2.62	$3.22

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,772	1,814	1,782	1,816
Basic	1,766	1,808	1,776	1,810
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income	$2,465	$3,401	$4,949	$6,045
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	177	(253)	208	109
Pension and postretirement medical plan adjustments	5	18	2	43
Foreign currency translation and other	(224)	54	(211)	606
Other comprehensive income (loss)	(42)	(181)	(1)	758
Comprehensive income	2,423	3,220	4,948	6,803
Net income attributable to noncontrolling interests	(218)	(126)	(300)	(216)
Other comprehensive income (loss) attributable to noncontrolling interests	(9)	(8)	(36)	64
Comprehensive income attributable to Disney	$2,196	$3,086	$4,612	$6,651
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	March 28, 2026	September 27, 2025
ASSETS
Current assets
Cash and cash equivalents	$5,682	$5,695
Receivables, net	14,390	13,217
Inventories	2,080	2,134
Content advances	1,167	2,063
Other current assets	1,280	1,158
Total current assets	24,599	24,267
Produced and licensed content costs	30,360	31,327
Investments	8,397	8,097
Parks, resorts and other property
Attractions, buildings and equipment	86,202	82,041
Accumulated depreciation	(48,098)	(48,889)
	38,104	33,152
Projects in progress	4,966	6,911
Land	1,185	1,192
	44,255	41,255
Intangible assets, net	10,062	9,272
Goodwill	74,682	73,294
Other assets	12,862	10,002
Total assets	$205,217	$197,514

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$19,961	$21,203
Current portion of borrowings	8,887	6,711
Deferred revenue and other	7,375	6,248
Total current liabilities	36,223	34,162
Borrowings	38,471	35,315
Deferred income taxes	5,050	3,524
Other long-term liabilities	10,161	9,901
Commitments and contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock and additional paid-in capital, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares	62,256	59,814
Retained earnings	62,393	60,410
Accumulated other comprehensive loss	(2,951)	(2,914)
Treasury stock, at cost, 130 million shares at March 28, 2026 and 79 million shares at September 27, 2025	(12,990)	(7,441)
Total Disney Shareholders’ equity	108,708	109,869
Noncontrolling interests	6,604	4,743
Total equity	115,312	114,612
Total liabilities and equity	$205,217	$197,514
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Six Months Ended
	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES
Net income	$4,949	$6,045
Depreciation and amortization	2,721	2,600
Deferred income taxes	918	93
Equity in the income of investees	(150)	(128)
Cash distributions received from equity investees	152	79
Net change in produced and licensed content costs and advances	1,999	1,889
Equity-based compensation	737	647
Other, net	55	205
Changes in operating assets and liabilities:
Receivables	(1,165)	(367)
Inventories	3	(1)
Other assets	(350)	10
Accounts payable and other liabilities	(508)	(1,025)
Income taxes	(1,712)	(89)
Cash provided by operations	7,649	9,958

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(4,986)	(4,328)
Acquisitions and purchase of investments, net	(540)	(83)
Other, net	57	(62)
Cash used in investing activities	(5,469)	(4,473)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	3,480	(791)
Borrowings	5,046	1,057
Reduction of borrowings	(3,537)	(2,913)
Dividends	(1,337)	(905)
Repurchases of common stock	(5,500)	(1,785)
Other, net	(314)	(216)
Cash used in financing activities	(2,162)	(5,553)

Impact of exchange rates on cash, cash equivalents and restricted cash	(28)	(76)

Change in cash, cash equivalents and restricted cash	(10)	(144)
Cash, cash equivalents and restricted cash, beginning of period	5,799	6,102
Cash, cash equivalents and restricted cash, end of period	$5,789	$5,958
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at December 27, 2025	1,776	$60,704	$60,164	$(2,900)	$(9,492)	$108,476	$5,532	$114,008
Comprehensive income (loss)	—	—	2,247	(51)	—	2,196	227	2,423
Equity compensation activity	2	321	—	—	—	321	5	326
Dividends	—	14	(14)	—	—	—	—	—
Common stock repurchases	(33)	—	—	—	(3,466)	(3,466)	—	(3,466)
Fubo and NFL Transactions	—	1,229	—	—	—	1,229	1,231	2,460
Distributions and other	—	(12)	(4)	—	(32)	(48)	(391)	(439)
Balance at March 28, 2026	1,745	$62,256	$62,393	$(2,951)	$(12,990)	$108,708	$6,604	$115,312

Balance at December 28, 2024	1,810	$58,868	$50,468	$(2,688)	$(4,715)	$101,933	$4,806	$106,739
Comprehensive income (loss)	—	—	3,275	(189)	—	3,086	135	3,221
Equity compensation activity	1	320	—	—	—	320	—	320
Dividends	—	7	(7)	—	—	—	—	—
Common stock repurchases	(9)	—	—	—	(991)	(991)	—	(991)
Distributions and other	(1)	4	(3)	—	(10)	(9)	(514)	(523)
Balance at March 29, 2025	1,801	$59,199	$53,733	$(2,877)	$(5,716)	$104,339	$4,427	$108,766
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Six Months Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 27, 2025	1,791	$59,814	$60,410	$(2,914)	$(7,441)	$109,869	$4,743	$114,612
Comprehensive income (loss)	—	—	4,649	(37)	—	4,612	336	4,948
Equity compensation activity	5	566	—	—	—	566	5	571
Dividends	—	14	(2,665)	—	—	(2,651)	—	(2,651)
Common stock repurchases	(51)	—	—	—	(5,500)	(5,500)	—	(5,500)
Fubo and NFL Transactions	—	1,875	—	—	—	1,875	1,933	3,808
Distributions and other	—	(13)	(1)	—	(49)	(63)	(413)	(476)
Balance at March 28, 2026	1,745	$62,256	$62,393	$(2,951)	$(12,990)	$108,708	$6,604	$115,312

Balance at September 28, 2024	1,812	$58,592	$49,722	$(3,699)	$(3,919)	$100,696	$4,826	$105,522
Comprehensive income	—	—	5,829	822	—	6,651	153	6,804
Equity compensation activity	6	596	—	—	—	596	—	596
Dividends	—	7	(1,814)	—	—	(1,807)	—	(1,807)
Common stock repurchases	(16)	—	—	—	(1,785)	(1,785)	—	(1,785)
Distributions and other	(1)	4	(4)	—	(12)	(12)	(552)	(564)
Balance at March 29, 2025	1,801	$59,199	$53,733	$(2,877)	$(5,716)	$104,339	$4,427	$108,766
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

1.Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the six months ended March 28, 2026 are not necessarily indicative of the results that may be expected for the year ending October 3, 2026.
The terms “Company,” “Disney,” “we,” “us,” and “our” are used in this report to refer collectively to the parent company, The Walt Disney Company, as well as the subsidiaries through which its various businesses are actually conducted.
These financial statements should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K.
Effective January 31, 2026, the financial results attributable to the media assets acquired from the NFL have been included in the Company’s Condensed Consolidated Financial Statements. See Note 4 for additional information.
Effective October 29, 2025, the financial results attributable to FuboTV Inc. (Fubo) have been included in the Company’s Condensed Consolidated Financial Statements. See Note 4 for additional information.
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
2.Segment Information
The Company’s operations are reported in three segments: Entertainment, Sports and Experiences, for which separate financial information, including segment revenue and operating income, is evaluated regularly by the Chief Executive Officer, the Chief Operating Decision Maker, to allocate resources and assess performance. In March 2026, the Company announced that the games business, which is reported as part of the Experiences segment, will be brought under the leadership structure of

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the Entertainment segment. We will report under the new structure commencing with our fiscal 2027 reporting, at which time we will have implemented changes to our financial reporting processes.
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
Segment revenues, segment operating income and significant segment expenses are as follows:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Revenues:
Entertainment
Third parties	$11,541	$10,565	$22,995	$21,326
Amounts eliminated in consolidation	174	117	329	228
	11,715	10,682	23,324	21,554
Sports
Third parties	4,140	4,167	8,661	8,681
Amounts eliminated in consolidation	469	367	857	703
	4,609	4,534	9,518	9,384
Experiences	9,487	8,889	19,493	18,304
Eliminations	(643)	(484)	(1,186)	(931)
Total segment revenues	$25,168	$23,621	$51,149	$48,311
Segment operating income:
Entertainment	$1,336	$1,258	$2,436	$2,961
Sports	652	687	843	934
Experiences	2,615	2,491	5,924	5,601
Total segment operating income(1)	$4,603	$4,436	$9,203	$9,496
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Entertainment	$108	$124	$226	$242
Sports	13	18	16	28
Equity in the income of investees included in segment operating income	121	142	242	270
Equity in the loss of India joint venture	(64)	(103)	(92)	(136)
Acquisition Amortization related to an equity investee	—	(3)	—	(6)
Equity in the income of investees	$57	$36	$150	$128

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Six Months Ended
Information about significant segment expenses	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Entertainment
Programming and production costs	$6,406	$5,691	$12,720	$11,166
Other segment operating expenses(1)	1,500	1,361	2,969	2,701
Selling, general, administrative and other	2,330	2,293	4,956	4,587
Depreciation and amortization	251	203	469	381
Total Entertainment costs and expenses	10,487	9,548	21,114	18,835
Sports
Programming and production costs	3,357	3,267	7,489	7,310
Other segment operating expenses(2)	248	240	505	490
Selling, general, administrative and other	337	347	645	657
Depreciation and amortization	28	11	52	21
Total Sports costs and expenses	3,970	3,865	8,691	8,478
Experiences
Operating labor	2,355	2,213	4,640	4,377
Infrastructure costs	856	856	1,702	1,657
Costs of goods sold and distribution costs	773	723	1,716	1,652
Other segment operating expenses(3)	985	877	1,887	1,661
Selling, general, administrative and other	1,115	1,024	2,077	1,972
Depreciation and amortization	788	705	1,547	1,384
Total Experiences costs and expenses	6,872	6,398	13,569	12,703
Eliminations(4)	(643)	(484)	(1,186)	(931)
Corporate and unallocated shared expenses	380	395	684	855
Acquisition Amortization(5)	313	393	613	787
Total costs and expenses	$21,379	$20,115	$43,485	$40,727
(1)Other operating expenses of Entertainment include technology support costs, distribution costs and costs of goods sold.
(2)Other operating expenses of Sports include technology support costs and distribution costs.
(3)Other operating expenses of Experiences include costs for supplies, processing fees and entertainment offerings.
(4)Reflects fees paid by (a) the entertainment virtual multi-channel video programming distributor (vMVPD) services to the sports and entertainment linear networks for the right to air the networks on the Hulu Live TV and Fubo services and (b) the Entertainment segment to the Sports segment to program certain sports content on ABC Network and Disney+. The offset is included in Entertainment programming and production costs.
(5)Excludes Acquisition Amortization of intangible assets related to an equity investee.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Segment operating income	$4,603	$4,436	$9,203	$9,496
Corporate and unallocated shared expenses	(380)	(395)	(684)	(855)
Equity in the loss of India joint venture	(64)	(103)	(92)	(136)
Restructuring and impairment charges(1)	(239)	(109)	(239)	(252)
Interest expense, net	(240)	(346)	(515)	(713)
Acquisition Amortization(2)	(313)	(396)	(613)	(793)
Income before income taxes	$3,367	$3,087	$7,060	$6,747
(1)See Note 15 for a discussion of amounts in restructuring and impairment charges.
(2)Acquisition Amortization is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Amortization of intangible assets	$249	$327	$485	$654
Step-up of film and television costs	64	66	128	133
Intangibles related to an equity investee	—	3	—	6
	$313	$396	$613	$793
3.Revenues
The following table presents revenues by segment and source:

	Quarter Ended March 28, 2026
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$7,801	$3,251	$—	$(470)	$10,582
Advertising	1,670	1,132	—	—	2,802
Theme park admissions	—	—	3,092	—	3,092
Resorts and vacations	—	—	2,564	—	2,564
Retail and wholesale sales of merchandise, food and beverage	—	—	2,442	—	2,442
Merchandise licensing	146	—	719	—	865
Content sales	1,725	—	—	—	1,725
Other	373	226	670	(173)	1,096
	$11,715	$4,609	$9,487	$(643)	$25,168

	Quarter Ended March 29, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$6,858	$3,080	$—	$(332)	$9,606
Advertising	1,598	1,157	—	—	2,755
Theme park admissions	—	—	2,919	—	2,919
Resorts and vacations	—	—	2,359	—	2,359
Retail and wholesale sales of merchandise, food and beverage	—	—	2,333	—	2,333
Merchandise licensing	148	—	704	—	852
Content sales	1,594	50	—	—	1,644
Other	484	247	574	(152)	1,153
	$10,682	$4,534	$8,889	$(484)	$23,621

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Six Months Ended March 28, 2026
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$15,051	$6,234	$—	$(886)	$20,399
Advertising	3,445	2,609	—	—	6,054
Theme park admissions	—	—	6,393	—	6,393
Resorts and vacations	—	—	4,974	—	4,974
Retail and wholesale sales of merchandise, food and beverage	—	—	5,183	—	5,183
Merchandise licensing	339	—	1,663	—	2,002
Content sales	3,661	60	—	—	3,721
Other	828	615	1,280	(300)	2,423
	$23,324	$9,518	$19,493	$(1,186)	$51,149

	Six Months Ended March 29, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$13,578	$6,137	$—	$(653)	$19,062
Advertising	3,496	2,499	—	—	5,995
Theme park admissions	—	—	6,006	—	6,006
Resorts and vacations	—	—	4,580	—	4,580
Retail and wholesale sales of merchandise, food and beverage	—	—	4,905	—	4,905
Merchandise licensing	313	—	1,631	—	1,944
Content sales	3,179	128	—	—	3,307
Other	988	620	1,182	(278)	2,512
	$21,554	$9,384	$18,304	$(931)	$48,311

The following table presents revenues by segment and primary geographical markets:

	Quarter Ended March 28, 2026
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$9,230	$4,509	$7,303	$(643)	$20,399
Europe	1,848	78	928	—	2,854
Asia Pacific	637	22	1,256	—	1,915
Total revenues	$11,715	$4,609	$9,487	$(643)	$25,168

	Quarter Ended March 29, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,556	$4,443	$6,970	$(484)	$19,485
Europe	1,573	72	805	—	2,450
Asia Pacific	553	19	1,114	—	1,686
Total revenues	$10,682	$4,534	$8,889	$(484)	$23,621

	Six Months Ended March 28, 2026
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$18,252	$9,322	$14,873	$(1,186)	$41,261
Europe	3,624	153	2,156	—	5,933
Asia Pacific	1,448	43	2,464	—	3,955
Total revenues	$23,324	$9,518	$19,493	$(1,186)	$51,149

	Six Months Ended March 29, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$17,048	$9,159	$14,091	$(931)	$39,367
Europe	3,224	149	1,932	—	5,305
Asia Pacific	1,282	76	2,281	—	3,639
Total revenues	$21,554	$9,384	$18,304	$(931)	$48,311

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on content made available to distributors and licensees in previous reporting periods. For the quarter ended March 28, 2026, $0.9 billion was recognized related to performance obligations satisfied as of December 27, 2025. For the six months ended March 28, 2026, $0.6 billion was recognized related to performance obligations satisfied as of September 27, 2025. For the quarter ended March 29, 2025, $0.6 billion was recognized related to performance obligations satisfied as of December 28, 2024. For the six months ended March 29, 2025, $0.6 billion was recognized related to performance obligations satisfied as of September 28, 2024.
As of March 28, 2026, revenue for unsatisfied performance obligations expected to be recognized in the future is $17 billion, primarily for IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, wholesalers of streaming services, television station affiliates and sports sublicensees. Of this amount, we expect to recognize approximately $4 billion in the remainder of fiscal 2026, $5 billion in fiscal 2027, $4 billion in fiscal 2028 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of IP that are solely based on the sales of the licensee.
Accounts receivable and deferred revenues from contracts with customers are as follows:

	March 28, 2026	September 27, 2025
Accounts receivable
Current	$12,146	$10,544
Non-current	1,082	985
Allowance for credit losses	(138)	(126)
Deferred revenues
Current	6,867	5,689
Non-current	723	785
For the quarter and six months ended March 28, 2026, the Company recognized revenue of $0.9 billion and $4.7 billion, respectively, that was included in the September 27, 2025 deferred revenue balance. For the quarter and six months ended March 29, 2025, the Company recognized revenue of $1.0 billion and $4.5 billion, respectively, that was included in the September 28, 2024 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, subscriptions to streaming services and advances related to merchandise and TV/VOD licenses.
4.Acquisitions and Dispositions
NFL media assets
In January 2026, ESPN acquired NFL Network and certain other media assets owned and controlled by NFL Enterprises LLC, including the NFL RedZone channel’s pay TV distribution and NFL Fantasy (collectively the Specified Assets), from NFL Enterprises LLC in exchange for a 10% noncontrolling interest in ESPN (the NFL Transaction). This transaction will allow the Company to expand audience reach, increase accessibility and flexibility for consumers, drive innovation, and offer more high-quality content at competitive prices. Following the NFL Transaction, the Company has an effective 72% interest in ESPN and Hearst Corporation has an 18% interest. After July 2034, based on the performance of the Specified Assets, the Company may have the right to reacquire the NFL’s interest in ESPN in exchange for a ten-year note at 70% of the then fair market value of the NFL’s interest in ESPN (the Exchange Right). Alternatively, on a similar time frame, the NFL may have the right to acquire up to a 4% additional equity interest in ESPN at a purchase price equal to 70% of the then fair market value of the additional interest in ESPN.
The estimated fair value of the NFL Transaction is approximately $3 billion. A significant portion of the transaction value will be deferred in other assets until 2033 and amortized as an expense thereafter, or, in the case that the Company exercises its Exchange Right, would be charged to equity. The remaining transaction value was primarily allocated to identifiable intangible assets.
Effective January 31, 2026, the Company has included the financial results attributable to the Specified Assets in the Condensed Consolidated Financial Statements. These were not significant to the Company’s revenue and net income for the quarter and six months ended March 28, 2026. Because the NFL Transaction was the exchange of equity interests, the $3 billion fair value is a non-cash transaction and is not reflected in the Condensed Consolidated Statement of Cash Flow.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

FuboTV Inc.
On October 29, 2025, the Company and Fubo, a publicly traded vMVPD, combined certain Hulu Live TV assets, including its carriage agreements, subscription agreements and related data, advertising and sponsorship agreements and intellectual property exclusively related to the “Live TV” brand, with Fubo (the Fubo Transaction). The Company has a 70% economic interest in the combined operations, a 70% voting interest in Fubo on a fully diluted basis and the right to appoint a majority of Fubo’s Board of Directors. The remaining 30% equity interest in Fubo is retained by Fubo public shareholders.
Based on the closing price of Fubo common stock of $3.69 on October 29, 2025, the estimated fair value of Fubo was $1.3 billion, which was primarily allocated to goodwill of $1.4 billion and identifiable intangible assets of $0.4 billion, partially offset by debt of $0.4 billion. Goodwill reflects the synergies expected from enhancing and expanding the Company’s vMVPD offerings with more high-quality offerings, choice and increased flexibility.
Effective October 29, 2025, the Company has included the financial results attributable to Fubo in the Condensed Consolidated Financial Statements. Revenue included in the quarter and six months ended March 28, 2026 was approximately $0.4 billion and $0.7 billion, respectively. The impact on the Company’s net income was not significant for the quarter and six months ended March 28, 2026.
Pursuant to an agreement entered into as part of the Fubo Transaction, the Company is the exclusive distributor of the Hulu Live TV service for five years (renewable for an additional five-year term by mutual agreement) and pays a wholesale fee to Fubo based on Fubo’s cost to program Hulu Live TV. Under the same agreement, the Company manages the marketing for Hulu Live TV and sells advertising for the Hulu Live TV and Fubo services for a fee.
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Total
Balance at September 27, 2025	$51,258	$16,486	$5,550	$73,294
Fubo and NFL Transactions	1,357	51	—	1,408
Currency translation adjustments and other, net	(20)	—	—	(20)
Balance at March 28, 2026	$52,595	$16,537	$5,550	$74,682
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	March 28, 2026	September 27, 2025
Cash and cash equivalents	$5,682	$5,695
Restricted cash included in other assets	107	104
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,789	$5,799

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the six months ended March 28, 2026, the Company’s borrowing activity was as follows:

	September 27, 2025	Borrowings	Payments	Other Activity	March 28, 2026
Commercial paper with original maturities less than three months(1)	$1,963	$—	$(183)	$(3)	$1,777
Commercial paper with original maturities greater than three months	99	6,479	(2,816)	41	3,803
U.S. dollar denominated borrowings(2)	38,658	5,046	(3,537)	274	40,441
Asia Theme Parks borrowings	1,075	—	—	19	1,094
Foreign currency denominated borrowings and other	231	—	—	12	243
	$42,026	$11,525	$(6,536)	$343	$47,358
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity includes borrowings assumed in the acquisition of Fubo.
At March 28, 2026, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2027	$5,250	$—	$5,250
Facility expiring March 2029	3,000	—	3,000
Facility expiring February 2031	4,000	—	4,000
Total	$12,250	$—	$12,250
The Company had a $5.25 billion bank facility that was scheduled to expire in February 2026 and a $4.0 billion facility that was scheduled to expire in March 2027. The facility expiring in February 2026 was refinanced with a new $5.25 billion bank facility maturing in February 2027 and the facility expiring in March 2027 was refinanced with a new $4.0 billion facility maturing in February 2031.
The Company’s bank facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Ratings and S&P Global Ratings ranging from 0.63% to 1.10%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On March 28, 2026, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks and Fubo, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in February 2031, which if utilized, reduces available borrowings under this facility. As of March 28, 2026, the Company has $0.4 billion of outstanding letters of credit, of which none were issued under this facility.
U.S. Dollar Denominated Borrowings
In February 2026, the Company borrowed $3.5 billion of fixed rate U.S. dollar denominated notes with maturities ranging from 3 to 10 years and stated interest rates that range from 3.75% to 4.63%. In addition, the Company borrowed $0.5 billion of floating rate U.S. dollar denominated notes that mature in 3 years and are indexed to SOFR plus a spread.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 8) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Interest expense	$(473)	$(471)	$(916)	$(958)
Interest and investment income	118	60	170	114
Net periodic pension and postretirement benefit costs (other than service costs)	115	65	231	131
Interest expense, net	$(240)	$(346)	$(515)	$(713)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	March 28, 2026	September 27, 2025
Cash and cash equivalents	$516	$428
Other current assets	203	184
Total current assets	719	612
Parks, resorts and other property	6,288	6,060
Other assets	283	287
Total assets	$7,290	$6,959

Current liabilities	$696	$734
Long-term borrowings	1,094	1,075
Other long-term liabilities	503	489
Total liabilities	$2,293	$2,298
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the six months ended March 28, 2026:

Revenues	$3,133
Costs and expenses	(2,626)
Asia Theme Parks’ royalty and management fees of $176 million for the six months ended March 28, 2026 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended March 28, 2026 were $772 million provided by operating activities, $685 million used in investing activities and $19 million provided by financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

7.Produced and Acquired/Licensed Content Costs and Advances
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of March 28, 2026			As of September 27, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$5,000	$14,313	$19,313	$4,624	$14,288	$18,912
Completed, not released	562	916	1,478	313	1,061	1,374
In-process	2,193	3,687	5,880	4,082	3,633	7,715
In development or pre-production	418	84	502	386	182	568
	$8,173	$19,000	27,173	$9,405	$19,164	28,569
Licensed content - Television programming rights and advances			4,354			4,821
Total produced and licensed content			$31,527			$33,390

Current portion			$1,167			$2,063
Non-current portion			$30,360			$31,327
Amortization of produced and licensed content is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Produced content
Predominantly monetized individually	$1,037	$839	$2,391	$1,535
Predominantly monetized as a group	1,770	1,733	3,384	3,546
	2,807	2,572	5,775	5,081
Licensed programming rights and advances	3,589	3,504	7,835	7,601
Total produced and licensed content costs(1)	$6,396	$6,076	$13,610	$12,682
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income
8.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025	Mar. 28, 2026	Mar. 29, 2025
Service costs	$62	$66	$123	$131	$—	$—	$—	$—
Other costs (benefits):
Interest costs	200	197	399	392	11	11	22	22
Expected return on plan assets	(306)	(291)	(612)	(581)	(16)	(15)	(32)	(30)
Amortization of previously deferred service costs (credits)	2	2	3	2	(23)	(23)	(45)	(45)
Recognized net actuarial loss (gain)	24	61	48	123	(7)	(7)	(14)	(14)
Total other costs (benefits)	(80)	(31)	(162)	(64)	(35)	(34)	(69)	(67)
Net periodic benefit cost (income)	$(18)	$35	$(39)	$67	$(35)	$(34)	$(69)	$(67)

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

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,766	1,808	1,776	1,810
Weighted average dilutive impact of Awards	6	6	6	6
Weighted average number of common and common equivalent shares outstanding (diluted)	1,772	1,814	1,782	1,816
Awards excluded from diluted earnings per share	14	13	13	15

10.Equity
The Company declared the following dividends in fiscal 2026 and 2025:

Per Share	Amount	Payment Date
$0.75	$1.3 billion(1)	July 22, 2026
$0.75	$1.3 billion	January 15, 2026
$0.50	$0.9 billion	July 23, 2025
$0.50	$0.9 billion	January 16, 2025
(1)Amount is estimated. The actual amount will be determined based on shareholders of record at the record date.
Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized the Company to repurchase a total of 400 million shares of its common stock. During the quarter and six months ended March 28, 2026, the Company repurchased 33 million and 51 million shares of its common stock for $3.5 billion and $5.5 billion, respectively. During the quarter and six months ended March 29, 2025, the Company repurchased 9 million and 17 million shares of its common stock for $1.0 billion and $1.8 billion, respectively. As of March 28, 2026, the Company had remaining authorization in place to repurchase approximately 288 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Second quarter of fiscal 2026
Balance at December 27, 2025	$(507)	$(1,905)	$(1,098)	$(3,510)
Quarter Ended March 28, 2026:
Unrealized gains (losses) arising during the period	145	8	(294)	(141)
Reclassifications of realized net (gains) losses to net income	86	(4)	—	82
Balance at March 28, 2026	$(276)	$(1,901)	$(1,392)	$(3,569)

Second quarter of fiscal 2025
Balance at December 28, 2024	$152	$(2,210)	$(1,197)	$(3,255)
Quarter Ended March 29, 2025:
Unrealized gains (losses) arising during the period	(213)	(7)	50	(170)
Reclassifications of realized net (gains) losses to net income	(117)	33	—	(84)
Balance at March 29, 2025	$(178)	$(2,184)	$(1,147)	$(3,509)

Six months ended fiscal 2026
Balance at September 27, 2025	$(549)	$(1,901)	$(1,085)	$(3,535)
Six Months Ended March 28, 2026:
Unrealized gains (losses) arising during the period	124	8	(307)	(175)
Reclassifications of realized net (gains) losses to net income	149	(8)	—	141
Balance at March 28, 2026	$(276)	$(1,901)	$(1,392)	$(3,569)

Six months ended fiscal 2025
Balance at September 28, 2024	$(319)	$(2,243)	$(1,855)	$(4,417)
Six Months Ended March 29, 2025:
Unrealized gains (losses) arising during the period	346	(7)	(196)	143
Reclassifications of realized net (gains) losses to net income	(205)	66	—	(139)
Star India Transaction	—	—	904	904
Balance at March 29, 2025	$(178)	$(2,184)	$(1,147)	$(3,509)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Second quarter of fiscal 2026
Balance at December 27, 2025	$109	$447	$54	$610
Quarter Ended March 28, 2026:
Unrealized gains (losses) arising during the period	(34)	—	61	27
Reclassifications of realized net (gains) losses to net income	(20)	1	—	(19)
Balance at March 28, 2026	$55	$448	$115	$618

Second quarter of fiscal 2025
Balance at December 28, 2024	$(38)	$523	$82	$567
Quarter Ended March 29, 2025:
Unrealized gains (losses) arising during the period	50	—	(4)	46
Reclassifications of realized net (gains) losses to net income	27	(8)	—	19
Balance at March 29, 2025	$39	$515	$78	$632

Six months ended fiscal 2026
Balance at September 27, 2025	$120	$446	$55	$621
Six Months Ended March 28, 2026:
Unrealized gains (losses) arising during the period	(31)	—	60	29
Reclassifications of realized net (gains) losses to net income	(34)	2	—	(32)
Balance at March 28, 2026	$55	$448	$115	$618

Six months ended fiscal 2025
Balance at September 28, 2024	$71	$531	$116	$718
Six Months Ended March 29, 2025:
Unrealized gains (losses) arising during the period	(80)	—	20	(60)
Reclassifications of realized net (gains) losses to net income	48	(16)	—	32
Star India Transaction	—	—	(58)	(58)
Balance at March 29, 2025	$39	$515	$78	$632

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Second quarter of fiscal 2026
Balance at December 27, 2025	$(398)	$(1,458)	$(1,044)	$(2,900)
Quarter Ended March 28, 2026:
Unrealized gains (losses) arising during the period	111	8	(233)	(114)
Reclassifications of realized net (gains) losses to net income	66	(3)	—	63
Balance at March 28, 2026	$(221)	$(1,453)	$(1,277)	$(2,951)

Second quarter of fiscal 2025
Balance at December 28, 2024	$114	$(1,687)	$(1,115)	$(2,688)
Quarter Ended March 29, 2025:
Unrealized gains (losses) arising during the period	(163)	(7)	46	(124)
Reclassifications of realized net (gains) losses to net income	(90)	25	—	(65)
Balance at March 29, 2025	$(139)	$(1,669)	$(1,069)	$(2,877)

Six months ended fiscal 2026
Balance at September 27, 2025	$(429)	$(1,455)	$(1,030)	$(2,914)
Six Months Ended March 28, 2026:
Unrealized gains (losses) arising during the period	93	8	(247)	(146)
Reclassifications of realized net (gains) losses to net income	115	(6)	—	109
Balance at March 28, 2026	$(221)	$(1,453)	$(1,277)	$(2,951)

Six months ended fiscal 2025
Balance at September 28, 2024	$(248)	$(1,712)	$(1,739)	$(3,699)
Six Months Ended March 29, 2025:
Unrealized gains (losses) arising during the period	266	(7)	(176)	83
Reclassifications of realized net (gains) losses to net income	(157)	50	—	(107)
Star India Transaction	—	—	846	846
Balance at March 29, 2025	$(139)	$(1,669)	$(1,069)	$(2,877)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Six Months Ended
		March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Market value adjustments, primarily cash flow hedges	Primarily revenue	$(86)	$117	$(149)	$205
Estimated tax	Income taxes	20	(27)	34	(48)
		(66)	90	(115)	157

Pension and postretirement medical expense	Interest expense, net	4	(33)	8	(66)
Estimated tax	Income taxes	(1)	8	(2)	16
		3	(25)	6	(50)
Total reclassifications for the period		$(63)	$65	$(109)	$107
11.Equity-Based Compensation
Equity-based compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Stock options	$22	$17	$41	$33
RSUs	383	313	696	614
Total equity-based compensation expense(1)	$405	$330	$737	$647
Equity-based compensation expense capitalized during the period	$48	$46	$97	$90
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $0.1 billion and $2.7 billion, respectively, as of March 28, 2026.
During the six months ended March 28, 2026, the Company made equity compensation grants for Disney stock consisting of 2.7 million stock options and 15.5 million RSUs with weighted average grant date fair values of $37 and $113, respectively. During the six months ended March 29, 2025, the weighted average grant date fair values for stock options and RSUs were $38 and $109, respectively.
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
On December 8, 2025, a private securities lawsuit was filed in the U.S. District Court for the Central District of California against the Company and certain former officers by Union Asset Management Holding AG and GIC Private Limited (the Union Asset Action). The Union Asset Action asserts the same claims and is based on substantially the same factual allegations and time period as the Securities Class Action, and seeks unspecified monetary damages. On January 2, 2026, the parties filed a joint stipulation to stay the Union Asset Action until the Securities Class Action concludes. The court granted the stay on March 3, 2026. The Company intends to defend against this lawsuit vigorously. The lawsuit is in the early stages, and at this time we cannot reasonably estimate the amount of any possible loss.
Derivative Actions
Eight shareholder derivative complaints have been filed against the Company and certain current and former officers and directors. Each of these actions asserts various claims including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, insider selling, and violations of federal securities laws based on substantially similar factual allegations as those asserted in the pending Securities Class Action.
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
•On February 24, 2026, Sean Martinez filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware. On April 16, 2026, the Martinez action was stayed until the court in the Securities Class Action rules upon the motion for summary judgment.
•On March 10, 2026, Karen Gioli filed a shareholder derivative complaint in the U.S. District Court for the Central District of California.
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
At a joint mediation held on October 3, 2025, the Company and plaintiffs in the Biddle/Fendelander Action reached a settlement in principle to settle all claims on behalf of all YouTube TV and DirecTV Stream subscribers for an amount that is not material for the Company. The settlement is contingent on Biddle/Fendelander Counsel obtaining Court approval and other contingencies. The Court issued an order granting preliminary approval of the settlement on March 31, 2026. The motion for final approval of the settlement is due on October 27, 2026, and the final approval hearing is scheduled for January 14, 2027.
The Company and Unger Counsel did not reach a settlement at the October 3, 2025 mediation. The Company filed a motion to compel arbitration of individual claims and dismiss class claims in the Unger Action on December 19, 2025. The Court heard argument on the Company’s motion to compel arbitration of individual claims and dismiss class claims on March 19, 2026, and the motion is still pending. The Company intends to continue to defend against the lawsuit vigorously. At this time, we expect any loss in the Unger Action would be in an amount that is not material for the Company.
On January 2, 2026, in litigation filed by the Company on August 28, 2025 asserting breach of contract claims against DISH Network L.L.C. (DISH) in the U.S. District Court for the Southern District of New York, DISH filed antitrust counterclaims against the Company. DISH filed amended counterclaims against the Company on March 13, 2026. DISH asserts a tying claim under Sherman Act § 1 and New York’s Donnelly Act challenging certain provisions in the Company’s carriage agreement with DISH; claims under Sherman Act § 1 challenging an ESPN / Fox One bundle, the creation of Fubo Sports, and

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

the Company’s acquisition of a controlling share of Fubo; a claim under Clayton Act § 7 challenging the Company’s acquisition of a controlling share of Fubo; and a claim under Sherman Act § 2 alleging the Company engaged in a pattern of conduct in an attempt to monopolize an alleged market for skinny sports bundles. DISH also asserts breach-of-contract counterclaims, contending that Company-affiliated entities violated their obligations under certain most-favored-nation provisions in the operative carriage agreement. The Company moved to dismiss the amended counterclaims on March 27, 2026. The briefing remains ongoing, with DISH’s opposition due April 10, 2026. The Company intends to prosecute its claims and defend against these counterclaims vigorously. The lawsuit is in its early stages, and at this time we cannot reasonably estimate the amount of any potential loss.
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
13.Fair Value Measurements
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement level:

	Fair Value Measurement at March 28, 2026
	Level 1	Level 2	Level 3	Total
Assets
Investments	$24	$46	$—	$70
Derivatives
Foreign exchange	—	753	—	753
Other	—	24	—	24
Liabilities
Derivatives
Interest rate	—	(736)	—	(736)
Foreign exchange	—	(630)	—	(630)
Other	—	(15)	—	(15)
Other	—	(650)	—	(650)
Total recorded at fair value	$24	$(1,208)	$—	$(1,184)
Fair value of borrowings	$—	$40,246	$3,335	$43,581

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

14.Derivative Instruments
The Company’s derivative positions measured at fair value (see Note 13) are summarized in the following tables:

	As of March 28, 2026
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$251	$335	$(284)	$(124)
Interest rate	—	—	(736)	—
Other	22	2	(2)	—
Derivatives not designated as hedges
Foreign exchange	102	65	(66)	(156)
Other	—	70	(13)	—
Gross fair value of derivatives	375	472	(1,101)	(280)
Counterparty netting	(325)	(353)	410	268
Cash collateral (received) paid	—	—	479	—
Net derivative positions	$50	$119	$(212)	$(12)

	As of September 27, 2025
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$233	$376	$(407)	$(208)
Interest rate	—	—	(762)	—
Other	3	2	—	—
Derivatives not designated as hedges
Foreign exchange	39	168	(49)	(262)
Other	—	89	(1)	—
Gross fair value of derivatives	275	635	(1,219)	(470)
Counterparty netting	(260)	(517)	378	399
Cash collateral (received) paid	—	—	550	10
Net derivative positions	$15	$118	$(291)	$(61)
Interest Rate Risk Management
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps was $12.1 billion and $10.6 billion at March 28, 2026 and September 27, 2025, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	March 28, 2026	September 27, 2025	March 28, 2026	September 27, 2025
Borrowings:
Current	$1,906	$2,954	$(28)	$(44)
Long-term	9,885	7,347	(687)	(680)
	$11,791	$10,301	$(715)	$(724)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Gain (loss) on:
Pay-floating swaps	$(66)	$187	$2	$(8)
Borrowings hedged with pay-floating swaps	66	(187)	(2)	8
Expense associated with interest accruals on pay-floating swaps	(63)	(98)	(148)	(209)
Foreign Exchange Risk Management
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of March 28, 2026 and September 27, 2025, the notional amount of the Company’s net foreign exchange cash flow hedges was $11.0 billion and $9.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred losses recorded in AOCI for contracts that will mature in the next twelve months total $56 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Gain (loss) recognized in Other Comprehensive Income	$118	$(210)	$93	$352
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	(85)	121	(147)	210
(1)Primarily recorded in revenue.
The Company may designate cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of both March 28, 2026 and September 27, 2025, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($0.9 billion). The related gains or losses recognized in earnings for the quarters and six-month periods ended March 28, 2026 and March 29, 2025 were not significant.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts at March 28, 2026 and September 27, 2025 was $2.7 billion and $3.0 billion, respectively. The related gains or losses recognized in costs and expenses on foreign exchange contracts that mitigated our exposure with respect to foreign currency denominated assets and liabilities for the quarters and six-month periods ended March 28, 2026 and March 29, 2025 were not significant.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The net notional amount of these contracts at both March 28, 2026 and September 27, 2025 was $0.6 billion. The related gains or losses recognized in earnings for the quarters and six-month periods ended March 28, 2026 and March 29, 2025 were not significant.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty was $0.7 billion and $0.9 billion at March 28, 2026 and September 27, 2025, respectively.
15.Restructuring and Impairment Charges
The following amounts are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income:
The quarter and six-month period ended March 28, 2026 included a $0.1 billion impairment of an equity investment and a $0.1 billion charge for severance.
The quarter ended March 29, 2025 included charges of $0.1 billion related to content impairments. The six-month period ended March 29, 2025 included charges of $0.2 billion related to content impairments and the Star India Transaction.
16.New Accounting Pronouncements
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
•Current Six-Month Period Results Compared to Prior-Year Six-Month Period
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Market Risk
•Commitments and Contingencies
•Other Matters
•Supplemental Guarantor Financial Information
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions, except per share data)	March 28, 2026	March 29, 2025		March 28, 2026	March 29, 2025
Revenues:
Services	$22,684	$21,258	7%	$45,890	$43,306	6%
Products	2,484	2,363	5%	5,259	5,005	5%
Total revenues	25,168	23,621	7%	51,149	48,311	6%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(14,417)	(13,378)	(8) %	(29,420)	(27,167)	(8) %
Cost of products (exclusive of depreciation and amortization)	(1,484)	(1,432)	(4) %	(3,150)	(3,049)	(3) %
Selling, general, administrative and other	(4,073)	(3,981)	(2) %	(8,194)	(7,911)	(4) %
Depreciation and amortization	(1,405)	(1,324)	(6) %	(2,721)	(2,600)	(5) %
Total costs and expenses	(21,379)	(20,115)	(6) %	(43,485)	(40,727)	(7) %
Restructuring and impairment charges	(239)	(109)	>(100) %	(239)	(252)	5%
Interest expense, net	(240)	(346)	31%	(515)	(713)	28%
Equity in the income of investees	57	36	58%	150	128	17%
Income before income taxes	3,367	3,087	9%	7,060	6,747	5%
Income taxes	(902)	314	nm	(2,111)	(702)	>(100) %
Net income	2,465	3,401	(28) %	4,949	6,045	(18) %
Net income attributable to noncontrolling interests	(218)	(126)	(73) %	(300)	(216)	(39) %
Net income attributable to Disney	$2,247	$3,275	(31) %	$4,649	$5,829	(20) %
Diluted earnings per share attributable to Disney	$1.27	$1.81	(30) %	$2.61	$3.21	(19) %
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 7%, or $1.5 billion, to $25.2 billion; net income attributable to Disney decreased to $2.2 billion compared to $3.3 billion in the prior-year quarter; and diluted earnings per share (EPS) attributable to Disney decreased to $1.27 compared to $1.81 in the prior-year quarter. The net income and EPS decreases were due to the recognition of a tax benefit in the prior-year quarter related to the resolution of a tax matter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues
Service revenues for the quarter increased 7%, or $1.4 billion, to $22.7 billion, which included an approximate 2 percentage point increase from the Fubo Transaction and, to a lesser extent, NFL Transaction. Aside from this impact, service revenues increased due to higher subscription and affiliate fees, growth at our parks and experiences businesses and, to a lesser extent, an increase in content sales.
Product revenues for the quarter increased 5%, or $0.1 billion, to $2.5 billion due to growth at our parks and experiences businesses.
Costs and expenses
Cost of services for the quarter increased 8%, or $1.0 billion, to $14.4 billion, which included an approximate 3 percentage point increase from the Fubo Transaction and, to a lesser extent, NFL Transaction. Aside from this impact, cost of services increased due to higher programming and production costs and, to a lesser extent, the impact of inflation and increased volumes at our parks and experiences businesses.
Selling, general, administrative and other costs increased 2%, or $0.1 billion, to $4.1 billion due to higher marketing costs.
Depreciation and amortization increased 6%, or $0.1 billion, to $1.4 billion driven by higher depreciation at Experiences and Entertainment, partially offset by lower amortization of intangible assets.
Restructuring and impairment charges
Charges in the current quarter were $147 million for an impairment of our investment in A+E Global Media (A+E) and $92 million for severance. Charges in the prior-year quarter were $109 million for content impairments.
After the current quarter impairment in A+E, our investment has a carrying value of approximately $2 billion. If the estimated fair value of our investment declines, for example by a decrease in forecasted cash flows or a transaction at an amount that is less than the carrying amount, we would be required to record an impairment charge in earnings, which could be material.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	March 28, 2026	March 29, 2025	% Change Better (Worse)
Interest expense	$(473)	$(471)	— %
Interest income, investment income and other	233	125	86%
Interest expense, net	$(240)	$(346)	31%

The increase in interest income, investment income and other was due to a net gain on investments in the current quarter compared to a net loss on investments in the prior-year quarter, and a favorable comparison related to pension and postretirement benefit costs, other than service cost.
Equity in the Income of Investees
Income from equity investees increased $21 million, to $57 million from $36 million, due to a lower loss from the India joint venture.
Income Taxes

	Quarter Ended
	March 28, 2026	March 29, 2025
Income before income taxes	$3,367	$3,087
Income tax expense (benefit)	902	(314)
Effective income tax rate	26.8%	(10.2)%
The effective income tax rate was positive 26.8% in the current quarter compared to a negative effective income tax rate of 10.2% in the prior-year quarter. Significant items impacting the change in the effective income tax rate included the following:
•The current quarter included a non-cash tax charge of approximately 3 percentage points in connection with the NFL Transaction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
•The prior-year quarter included a favorable impact of approximately 33 percentage points from the resolution of a tax matter
Noncontrolling Interests

	Quarter Ended
(in millions)	March 28, 2026	March 29, 2025	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(218)	$(126)	(73) %
The increase in net income attributable to noncontrolling interests was primarily due to the NFL Transaction and, to a lesser extent, higher results at Shanghai Disney Resort.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended March 28, 2026 were impacted by the following:
•Acquisition Amortization of $313 million
•Restructuring and impairment charges of $239 million
•A non-cash tax charge of $115 million resulting from the NFL Transaction
Results for the quarter ended March 29, 2025 were impacted by the following:
•Resolution of a prior-year tax matter of $1,016 million
•Acquisition Amortization of $396 million
•Restructuring and impairment charges of $109 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended March 28, 2026:
Acquisition Amortization	$(313)	$70	$(243)	$(0.12)
Restructuring and impairment charges	(239)	22	(217)	(0.12)
Non-cash tax charge resulting from the NFL Transaction	—	(115)	(115)	(0.05)
Total	$(552)	$(23)	$(575)	$(0.30)

Quarter Ended March 29, 2025:
Resolution of a prior-year tax matter	$—	$1,016	$1,016	$0.56
Acquisition Amortization	(396)	92	(304)	(0.16)
Restructuring and impairment charges	(109)	25	(84)	(0.05)
Total	$(505)	$1,133	$628	$0.35
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT SIX-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR SIX-MONTH PERIOD
Revenues for the current period increased $2.8 billion, to $51.1 billion; net income attributable to Disney decreased $1.2 billion, to $4.6 billion; and EPS decreased to $2.61 from $3.21 in the prior-year period. The net income and EPS decreases were due to the recognition of a tax benefit in the prior-year period related to the resolution of a tax matter and, to a lesser extent, lower operating income at Entertainment. These decreases were partially offset by higher operating income at Experiences.
Revenues
Service revenues for the current period increased 6%, or $2.6 billion to $45.9 billion, which included an approximate 1 percentage point net favorable impact from the Fubo, NFL and Star India Transactions. Aside from this impact, service

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
revenues increased due to growth at our parks and experiences businesses, higher subscription and affiliate fees and, to a lesser extent, an increase in content sales.
Product revenues for the current period increased 5%, or $0.3 billion, to $5.3 billion, due to growth at our parks and experiences businesses.
Costs and expenses
Cost of services for the current period increased 8%, or $2.3 billion, to $29.4 billion, which included an approximate 2 percentage point net favorable impact from the Fubo, NFL and Star India Transactions. Aside from this impact, cost of services increased due to higher programming and production costs and, to a lesser extent, the impact of inflation and increased volumes at our parks and experiences businesses.
Selling, general, administrative and other costs increased 4%, or $0.3 billion, to $8.2 billion due to higher marketing costs, partially offset by the comparison to a legal settlement in the prior-year period.
Depreciation and amortization increased 5%, or $0.1 billion, to $2.7 billion, driven by higher depreciation at Experiences and Entertainment, partially offset by lower amortization of intangible assets.
Restructuring and impairment charges
Charges in the current period were $147 million for an impairment of our investment in A+E and $92 million for severance. Charges in the prior-year period were $143 million for impairment of goodwill in connection with the Star India Transaction and $109 million for content impairments.
Interest expense, net
Interest expense, net is as follows:

	Six Months Ended
(in millions)	March 28, 2026	March 29, 2025	% Change Better (Worse)
Interest expense	$(916)	$(958)	4%
Interest income, investment income and other	401	245	64%
Interest expense, net	$(515)	$(713)	28%
The decrease in interest expense was primarily due to lower average rates.
The increase in interest income, investment income and other was due to a favorable comparison of pension and postretirement benefit costs, other than service cost, and a net gain on investments in the current period compared to a net loss on investments in the prior-year period.
Equity in the Income of Investees
Income from equity investees increased $22 million, to $150 million from $128 million, due to a lower loss from the India joint venture, partially offset by a decrease in income from A+E.
Income Taxes

	Six Months Ended
	March 28, 2026	March 29, 2025
Income before income taxes	$7,060	$6,747
Income tax expense	2,111	702
Effective income tax rate	29.9%	10.4%
The effective income tax rate was 29.9% in the current period compared to 10.4% in the prior-year period. Significant items impacting the change in the effective income tax rate included the following:
•The current period included non-cash tax charges of approximately 6 percentage points in connection with the Fubo and NFL Transactions and an unfavorable impact of approximately 2 percentage points from adjustments related to prior years
•The prior-year period included a favorable impact of approximately 16 percentage points from adjustments related to prior years and a non-cash tax charge of approximately 4 percentage points in connection with the Star India Transaction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Six Months Ended
(in millions)	March 28, 2026	March 29, 2025	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(300)	$(216)	(39) %
The increase in net income attributable to noncontrolling interests was primarily due to the NFL Transaction and higher results at Shanghai Disney Resort.
Certain Items Impacting Results in the Six Month Period
Results for the six months ended March 28, 2026 were impacted by the following:
•Acquisition Amortization of $613 million
•Non-cash tax charges resulting from the Fubo and NFL Transactions of $307 million and $115 million, respectively
•Restructuring and impairment charges of $239 million
Results for the six months ended March 29, 2025 were impacted by the following:
•Acquisition Amortization of $793 million
•Restructuring and impairment charges of $252 million and a non-cash tax charge of $244 million
•Resolution of a prior-year tax matter of $1,016 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Six Months Ended March 28, 2026:
Acquisition Amortization	$(613)	$140	$(473)	$(0.24)
Non-cash tax charges resulting from the Fubo and NFL Transactions	—	(422)	(422)	(0.22)
Restructuring and impairment charges	(239)	22	(217)	(0.12)
Total	$(852)	$(260)	$(1,112)	$(0.59)

Six Months Ended March 29, 2025:
Acquisition Amortization	$(793)	$184	$(609)	$(0.32)
Restructuring and impairment charges	(252)	(188)	(440)	(0.25)
Resolution of a prior-year tax matter	—	1,016	1,016	0.56
Total	$(1,045)	$1,012	$(33)	$(0.01)
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the six months ended March 28, 2026 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Entertainment revenues are subject to seasonal and other cyclical advertising patterns, changes in viewership and subscriber levels, timing and performance of theatrical releases, and the timing of and demand for film and television programs. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months and domestic advertising revenue is typically higher during election cycles. Subscription and affiliate fees vary with the subscriber trends of multi-channel video programming distributors (i.e. cable, satellite telecommunications and digital over-the-top service providers) and our streaming services. Theatrical release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
Sports revenues are subject to seasonal advertising patterns, changes in viewership and subscriber levels, and the availability of and demand for sports programming. Advertising revenues generated from sports programming and the recognition of sports rights cost amortization are also impacted by the timing of sports seasons and events, which timing may vary throughout the year or may take place periodically (e.g. biannually, quadrennially).

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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025		March 28, 2026	March 29, 2025
Entertainment	$11,715	$10,682	10%	$23,324	$21,554	8%
Sports	4,609	4,534	2%	9,518	9,384	1%
Experiences	9,487	8,889	7%	19,493	18,304	6%
Eliminations (1)	(643)	(484)	(33) %	(1,186)	(931)	(27) %
Revenues	$25,168	$23,621	7%	$51,149	$48,311	6%
(1)Reflects fees paid by (a) the entertainment vMVPD services to the sports and entertainment linear networks for the right to air the networks on the Hulu Live TV and Fubo services and (b) the Entertainment segment to the Sports segment to program certain sports content on ABC Network and Disney+.
The following table presents income from our operating segments and other components of income before income taxes:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025		March 28, 2026	March 29, 2025
Entertainment operating income	$1,336	$1,258	6%	$2,436	$2,961	(18) %
Sports operating income	652	687	(5) %	843	934	(10) %
Experiences operating income	2,615	2,491	5%	5,924	5,601	6%
Corporate and unallocated shared expenses	(380)	(395)	4%	(684)	(855)	20%
Equity in the loss of India joint venture	(64)	(103)	38%	(92)	(136)	32%
Restructuring and impairment charges	(239)	(109)	>(100) %	(239)	(252)	5%
Interest expense, net	(240)	(346)	31%	(515)	(713)	28%
Acquisition Amortization	(313)	(396)	21%	(613)	(793)	23%
Income before income taxes	$3,367	$3,087	9%	$7,060	$6,747	5%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025		March 28, 2026	March 29, 2025
Entertainment	$238	$190	(25) %	$443	$355	(25) %
Sports	28	11	>(100) %	52	21	>(100) %
Experiences
Domestic	544	490	(11) %	1,068	951	(12) %
International	217	188	(15) %	425	379	(12) %
Total Experiences	761	678	(12) %	1,493	1,330	(12) %
Corporate	89	78	(14) %	168	160	(5) %
Total depreciation expense	$1,116	$957	(17) %	$2,156	$1,866	(16) %
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025		March 28, 2026	March 29, 2025
Entertainment	$13	$13	— %	$26	$26	— %
Experiences	27	27	— %	54	54	— %
Acquisition amortization - intangible assets	249	327	24%	485	654	26%
Total amortization of intangible assets	$289	$367	21%	$565	$734	23%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Entertainment
Operating results for Entertainment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Revenues
Subscription and affiliate fees	$7,801	$6,858	14%
Advertising	1,670	1,598	5%
Content sales	1,725	1,594	8%
Other	519	632	(18) %
Total revenues	11,715	10,682	10%
Operating expenses	(7,906)	(7,052)	(12) %
Selling, general, administrative and other	(2,330)	(2,293)	(2) %
Depreciation and amortization	(251)	(203)	(24) %
Equity in the income of investees	108	124	(13) %
Operating Income	$1,336	$1,258	6%
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees was due to increases of 5% from the Fubo Transaction, 5% from higher effective rates, 2% from a favorable foreign exchange impact and 2% from more subscribers.
Revenues - Advertising
The increase in advertising revenue was primarily attributable to an increase of 8% from higher impressions, partially offset by a decrease of 6% from lower rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Content sales
Higher content sales revenue was due to increases of 8% from theatrical distribution and 4% from a favorable foreign exchange impact, partially offset by a decrease of 2% from TV/VOD and home entertainment distribution. The increase in theatrical distribution was attributable to the ongoing performance of Avatar: Fire and Ash and Zootopia 2 and the release of Hoppers in the current quarter compared to the ongoing performance of Mufasa: The Lion King and Moana 2 and the release of Captain America: Brave New World in the prior-year quarter.
Revenues - Other
The decrease in other revenue was attributable to the impact of our foreign exchange hedging program.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Programming and production costs	$(6,406)	$(5,691)	(13) %
Other operating expenses	(1,500)	(1,361)	(10) %
	$(7,906)	$(7,052)	(12) %
The increase in programming and production costs was due to increases of 5% from the Fubo Transaction, 5% from streaming services and 3% from theatrical distribution.
The increase in other operating expenses was primarily attributable to higher technology and distribution costs.
Depreciation and amortization
Depreciation and amortization increased $48 million, to $251 million from $203 million, due to a new facility and investments in technology assets.
Equity in the Income of Investees
Income from equity investees decreased $16 million, to $108 million from $124 million, due to lower income from A+E attributable to decreases in advertising and affiliate revenues, partially offset by an increase in program sales income.
Operating Income from Entertainment
Segment operating income increased $78 million, to $1,336 million from $1,258 million, due to an increase in subscription and affiliate fees, partially offset by higher programming and production costs.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Acquisition Amortization(1)	$(289)	$(320)	10%
Restructuring and impairment charges(2)	(216)	(109)	(98) %
(1)In the current quarter, amortization of intangible assets was $225 million and amortization of step-up on film and television costs was $64 million. In the prior-year quarter, amortization of intangible assets was $251 million and amortization of step-up on film and television costs was $66 million.
(2)Charges in the current quarter were $147 million for an impairment of an equity investment and $69 million for severance. Charges in the prior-year quarter were due to content impairments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Revenues
Subscription and affiliate fees	$3,251	$3,080	6%
Advertising	1,132	1,157	(2) %
Other	226	297	(24) %
Total revenues	4,609	4,534	2%
Operating expenses	(3,605)	(3,507)	(3) %
Selling, general, administrative and other	(337)	(347)	3%
Depreciation and amortization	(28)	(11)	>(100) %
Equity in the income of investees	13	18	(28) %
Operating Income	$652	$687	(5) %
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees reflected increases of 6% from higher effective rates and 3% from the NFL Transaction, partially offset by a decrease of 3% from fewer subscribers.
Revenues - Advertising
Lower advertising revenue was due to a decrease of 4% attributable to fewer impressions.
Revenues - Other
The decrease in other revenue was primarily due to the comparison to Ultimate Fighting Championship (UFC) pay-per-view revenue in the prior-year quarter.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Programming and production costs	$(3,357)	$(3,267)	(3) %
Other operating expenses	(248)	(240)	(3) %
	$(3,605)	$(3,507)	(3) %
Programming and production costs increased in the current quarter compared to the prior-year quarter due to contractual rate increases, costs for new sports rights and an impact from the timing of rights costs recognition as a result of contract renewals. These increases were partially offset by the absence of certain rights costs compared to the prior-year quarter, primarily for UFC content. The contract renewals resulted in an increase in college sports rights costs and a decrease in NBA rights costs in the current quarter compared to the prior-year quarter. College sports rights costs shifted from the prior-year fourth quarter and the first quarter to the current quarter and NBA rights costs shifted from the first half of the current year to the third quarter.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $10 million, to $337 million from $347 million, due to the benefit from a comparison to the write-off of an investment in the prior-year quarter, partially offset by higher sales and marketing costs.
Depreciation and amortization
Depreciation and amortization increased $17 million, to $28 million from $11 million, due to investments in technology assets.
Operating Income from Sports
Segment operating income decreased $35 million, to $652 million from $687 million, as an increase in revenues was more than offset by higher programming and production costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Acquisition Amortization(1)	$(22)	$(74)	70%
Restructuring and impairment charges	(5)	—	nm
(1)Represents amortization of intangible assets.
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Revenues
Theme park admissions	$3,092	$2,919	6%
Resorts and vacations	2,564	2,359	9%
Parks & Experiences merchandise, food and beverage	2,199	2,101	5%
Merchandise licensing and retail	962	937	3%
Parks licensing and other	670	573	17%
Total revenues	9,487	8,889	7%
Operating expenses	(4,969)	(4,669)	(6) %
Selling, general, administrative and other	(1,115)	(1,024)	(9) %
Depreciation and amortization	(788)	(705)	(12) %
Operating Income	$2,615	$2,491	5%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 4% from higher average per capita ticket revenue and 1% from a favorable foreign exchange impact.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was attributable to increases of 7% from additional passenger cruise days, reflecting the launches of the Disney Destiny in November 2025 and the Disney Adventure in March 2026, and 2% from an increase in average daily hotel room rates.
Revenues - Parks & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 2% from higher average guest spending, 2% from a favorable foreign exchange impact and 1% from volume growth.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to increases of 1% from merchandise licensing and 1% from retail.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was primarily due to an increase in co-branding revenue, the recognition of incentives received in the current quarter and higher sponsorship revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our theme parks and resorts, and we believe these metrics are useful to investors in analyzing the business:

	Domestic		International(1)
	Quarter Ended		Quarter Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Parks
Increase (decrease)
Attendance(2)	(1) %	2%	4%	(5) %
Per Capita Guest Spending(3)	5%	5%	1%	(2) %
Hotels
Occupancy(4)	89%	92%	86%	87%
Available Hotel Room Nights (in thousands)(5)	2,552	2,546	786	786
Change in Per Room Guest Spending(6)	7%	5%	— %	1%
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
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Operating labor	$(2,355)	$(2,213)	(6) %
Infrastructure costs	(856)	(856)	— %
Cost of goods sold and distribution costs	(773)	(723)	(7) %
Other operating expense	(985)	(877)	(12) %
	$(4,969)	$(4,669)	(6) %
Higher operating labor was due to inflation, new guest offerings and an unfavorable foreign exchange impact. The increase in cost of goods sold and distribution costs was attributable to volume growth. Higher other operating expense was primarily due to new guest offerings and an unfavorable foreign exchange impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs increased $91 million, to $1,115 million from $1,024 million, primarily due to new guest offerings and inflation.
Depreciation and amortization
Depreciation and amortization increased $83 million, to $788 million from $705 million, primarily due to higher depreciation at Disney Cruise Line and at our international parks and experiences attributable to an increase at Disneyland Paris.
Operating Income from Experiences
Segment operating income increased $124 million, to $2,615 million from $2,491 million, primarily due to growth at domestic parks and experiences.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Supplemental revenue detail
Parks & Experiences
Domestic	$6,917	$6,499	6%
International	1,596	1,441	11%
Consumer Products	974	949	3%
	$9,487	$8,889	7%
Supplemental operating income detail
Parks & Experiences
Domestic	$1,909	$1,823	5%
International	227	225	1%
Consumer Products	479	443	8%
	$2,615	$2,491	5%
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to the Experiences segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Restructuring and impairment charges	$(13)	$—	nm
Acquisition Amortization	(2)	(2)	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Six-Month Results Compared to the Prior-Year Six-Month Period
Entertainment
Operating results for Entertainment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Revenues
Subscription and affiliate fees	$15,051	$13,578	11%
Advertising	3,445	3,496	(1) %
Content sales	3,661	3,179	15%
Other	1,167	1,301	(10) %
Total revenues	23,324	21,554	8%
Operating expenses	(15,689)	(13,867)	(13) %
Selling, general, administrative and other	(4,956)	(4,587)	(8) %
Depreciation and amortization	(469)	(381)	(23) %
Equity in the income of investees	226	242	(7) %
Operating Income	$2,436	$2,961	(18) %
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees was due to increases of 5% from higher effective rates, 5% from the Fubo Transaction, 1% from more subscribers and 1% from a favorable foreign exchange impact.
Revenues - Advertising
The decline in advertising revenue was due to decreases of 4% from lower rates and 3% from the Star India Transaction, partially offset by increases of 4% from higher impressions and 1% from the Fubo Transaction. Rates and impressions included an impact from less political advertising.
Revenues - Content sales
Higher content sales revenue was due to an increase of 16% from theatrical distribution attributable to the performance of Zootopia 2, Avatar: Fire and Ash and Hoppers in the current period compared to Moana 2, Mufasa: The Lion King and Captain America: Brave New World in the prior-year period.
Revenues - Other
The decrease in other revenue was attributable to the impact of our foreign exchange hedging program.
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Programming and production costs	$(12,720)	$(11,166)	(14) %
Other operating expenses	(2,969)	(2,701)	(10) %
	$(15,689)	$(13,867)	(13) %
The increase in programming and production costs was due to increases of 7% from theatrical distribution, 4% from the Fubo Transaction and 2% from our streaming services.
The increase in other operating expenses was primarily due to higher technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $369 million, to $4,956 million from $4,587 million, due to higher marketing costs at theatrical distribution and our streaming services.
Depreciation and amortization
Depreciation and amortization increased $88 million, to $469 million from $381 million, due to a new facility and investments in technology assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Equity in the Income of Investees
Income from equity investees decreased $16 million, to $226 million from $242 million, due to lower income from A+E attributable to decreases in advertising and affiliate revenues, partially offset by an increase in program sales income.
Operating Income from Entertainment
Segment operating income decreased $525 million, to $2,436 million from $2,961 million, driven by increases in programming and production costs and marketing costs, partially offset by an increase in subscription and affiliate fees and higher content sales revenue.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Acquisition Amortization(1)	$(587)	$(641)	8%
Restructuring and impairment charges(2)	(216)	(109)	(98) %
(1)In the current period, amortization of intangible assets was $459 million and amortization of step-up on film and television costs was $128 million. In the prior-year period, amortization of intangible assets was $502 million and amortization of step-up on film and television costs was $133 million.
(2)Charges in the current period were $147 million for an impairment of an equity investment and $69 million for severance. Charges in the prior-year period were due to content impairments.
Sports
Operating results for Sports are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Revenues
Subscription and affiliate fees	$6,234	$6,137	2%
Advertising	2,609	2,499	4%
Other	675	748	(10) %
Total revenues	9,518	9,384	1%
Operating expenses	(7,994)	(7,800)	(2) %
Selling, general, administrative and other	(645)	(657)	2%
Depreciation and amortization	(52)	(21)	>(100) %
Equity in the income of investees	16	28	(43) %
Operating Income	$843	$934	(10) %
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees reflected increases of 6% from higher effective rates and 1% from the NFL Transaction, partially offset by decreases of 4% from fewer subscribers and 1% from the temporary suspension of carriage with an affiliate in the current period.
Revenues - Advertising
Advertising revenue growth was due to an increase of 4% from higher rates.
Revenues - Other
The decrease in other revenue was due to a decrease in UFC pay-per-view revenue resulting from the expiration of UFC rights in December 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Programming and production costs	$(7,489)	$(7,310)	(2) %
Other operating expenses	(505)	(490)	(3) %
	$(7,994)	$(7,800)	(2) %
Programming and production costs increased in the current period compared to the prior-year period primarily due to contractual rate increases and costs for new sports rights. These increases were partially offset by the absence of certain rights costs, primarily for UFC content, and the timing of rights costs recognition as a result of contract renewals. The renewals resulted in a decrease in NBA rights costs and an increase in college sports rights costs in the current period compared to the prior-year period. NBA rights costs shifted from the current period to the third quarter and college sports rights costs shifted from the prior-year fourth quarter to the current period.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $12 million, to $645 million from $657 million, due to the benefit from a comparison to the write-off of an investment in the prior-year period, offset by higher sales and marketing costs.
Depreciation and amortization
Depreciation and amortization increased $31 million, to $52 million from $21 million, due to investments in technology assets.
Operating Income from Sports
Segment operating income decreased $91 million, to $843 million from $934 million, as an increase in revenues was more than offset by higher programming and production costs.
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Acquisition Amortization(1)	$(22)	$(148)	85%
Restructuring and impairment charges	(5)	—	nm
(1)Represents amortization of intangible assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Revenues
Theme park admissions	$6,393	$6,006	6%
Resorts and vacations	4,974	4,580	9%
Parks & Experiences merchandise, food and beverage	4,547	4,282	6%
Merchandise licensing and retail	2,299	2,255	2%
Parks licensing and other	1,280	1,181	8%
Total revenues	19,493	18,304	6%
Operating expenses	(9,945)	(9,347)	(6) %
Selling, general, administrative and other	(2,077)	(1,972)	(5) %
Depreciation and amortization	(1,547)	(1,384)	(12) %
Operating Income	$5,924	$5,601	6%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 4% from higher average per capita ticket revenue, 1% from increased attendance at our international and domestic parks and 1% from a favorable foreign exchange impact. Attendance growth at our domestic parks benefited from the comparison to the adverse impact of Hurricane Milton in the prior-year period.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was due to increases of 7% from additional passenger cruise days and 2% from an increase in average daily hotel room rates. The increase in passenger cruise days reflected the launches of the Disney Treasure in December 2024, the Disney Destiny in November 2025 and the Disney Adventure in March 2026.
Revenues - Parks & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was attributable to increases of 3% from higher average guest spending, 2% from volume growth and 1% from a favorable foreign exchange impact.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to an increase of 2% from merchandise licensing.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was primarily due to an increase in co-branding revenue and higher sponsorship revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics

	Domestic		International
	Six Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Parks
Increase (decrease)
Attendance	— %	— %	5%	(1) %
Per Capita Guest Spending	5%	4%	1%	1%
Hotels
Occupancy	88%	88%	87%	87%
Available Hotel Room Nights (in thousands)	5,102	5,087	1,583	1,584
Change in Per Room Guest Spending	5%	5%	— %	9%
Operating expenses

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Operating labor	$(4,640)	$(4,377)	(6) %
Infrastructure costs	(1,702)	(1,657)	(3) %
Cost of goods sold and distribution costs	(1,716)	(1,652)	(4) %
Other operating expense	(1,887)	(1,661)	(14) %
	$(9,945)	$(9,347)	(6) %
The increase in operating labor was due to inflation, an unfavorable foreign exchange impact and new guest offerings. Higher infrastructure costs were attributable to new guest offerings. The increase in cost of goods sold and distribution costs was due to higher volumes. Other operating expense increased primarily due to new guest offerings, higher volumes and an unfavorable foreign exchange impact.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $105 million, to $2,077 million from $1,972 million, primarily due to new guest offerings and inflation.
Depreciation and amortization
Depreciation and amortization increased $163 million, to $1,547 million from $1,384 million, primarily due to higher depreciation at Disney Cruise Line and at our international parks and experiences attributable to an increase at Disneyland Paris.
Operating Income from Experiences
Segment operating income increased $323 million, to $5,924 million from $5,601 million, primarily due to growth at domestic parks and experiences.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Supplemental revenue detail
Parks & Experiences
Domestic	$13,827	$12,931	7%
International	3,349	3,087	8%
Consumer Products	2,317	2,286	1%
	$19,493	$18,304	6%
Supplemental operating income detail
Parks & Experiences
Domestic	$4,058	$3,805	7%
International	655	645	2%
Consumer Products	1,211	1,151	5%
	$5,924	$5,601	6%
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to the Experiences segment that are excluded from segment operating income:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Restructuring and impairment charges	$(13)	$—	nm
Acquisition Amortization	(4)	(4)	— %
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025		March 28, 2026	March 29, 2025
Corporate and unallocated shared expenses	$(380)	$(395)	4%	$(684)	$(855)	20%
Corporate and unallocated shared expenses for the six-month period decreased $171 million, from $855 million to $684 million, driven by the comparison to a legal settlement in the prior-year period.
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Six Months Ended		% Change Better (Worse)
(in millions)	March 28, 2026	March 29, 2025
Cash provided by operations	$7,649	$9,958	(23) %
Cash used in investing activities	(5,469)	(4,473)	(22) %
Cash used in financing activities	(2,162)	(5,553)	61%
Impact of exchange rates on cash, cash equivalents and restricted cash	(28)	(76)	63%
Change in cash, cash equivalents and restricted cash	$(10)	$(144)	93%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Operating Activities
Cash provided by operations decreased from $10.0 billion in the prior-year period to $7.6 billion for the current period due to higher income tax payments and, to a lesser extent, an increase in spending on content at Entertainment and Sports, partially offset by higher operating cash flows at Experiences. The current period included payment of U.S. federal and California state income tax liabilities for fiscal 2025 and a portion of fiscal 2024, which were deferred pursuant to relief related to 2025 wildfires in California. The increase in operating cash flows at Experiences was due to higher operating cash receipts attributable to higher revenue, partially offset by higher operating cash disbursements attributable to higher operating expenses.
Produced and licensed programming costs
The Entertainment and Sports segments incur costs to produce and license film, episodic, sports and other content. Production costs include spend on content internally produced at our studios such as live-action and animated films and episodic series. Production costs also include original content commissioned from third-party studios. Programming costs include content rights licensed from third parties for use on the Company’s sports and general entertainment networks and streaming services. Programming assets are generally recorded when the programming becomes available to us with a corresponding increase in programming liabilities.
The Company’s film and television production and programming activity for the six months ended March 28, 2026 and March 29, 2025 are as follows:

	Six Months Ended
(in millions)	March 28, 2026	March 29, 2025
Beginning balances:
Produced and licensed programming assets	$33,390	$34,409
Programming liabilities	(3,353)	(3,692)
	30,037	30,717
Spending:
Programming licenses and rights	6,806	6,368
Produced film and television content	4,805	4,425
	11,611	10,793
Amortization:
Programming licenses and rights	(7,835)	(7,601)
Produced film and television content	(5,775)	(5,081)
	(13,610)	(12,682)
Change in produced and licensed content costs	(1,999)	(1,889)
Content Impairment (see Note 15 to the Condensed Consolidated Financial Statements)	—	(109)
Other non-cash activity	(18)	429
Ending balances:
Produced and licensed programming assets	31,527	32,883
Programming liabilities	(3,507)	(3,735)
	$28,020	$29,148
The Company currently expects its fiscal 2026 spend on produced and licensed content, including sports rights, to be approximately $24 billion compared to fiscal 2025 spend on produced and licensed content, including sports rights, of $23 billion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the six months ended March 28, 2026 and March 29, 2025 are as follows:

	Six Months Ended
(in millions)	March 28, 2026	March 29, 2025
Investments in parks, resorts and other property:
Entertainment	$(601)	$(522)
Sports	—	—
Experiences
Domestic	(3,575)	(3,022)
International	(687)	(561)
Total Experiences	(4,262)	(3,583)
Corporate	(123)	(223)
Total investments in parks, resorts and other property	(4,986)	(4,328)
Other investing activities, net	(483)	(145)
Cash used in investing activities	$(5,469)	$(4,473)
Capital expenditures at the Entertainment segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities.
Capital expenditures at the Experiences segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was due to higher spend on cruise ship fleet expansion and new theme park attractions.
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
The increase in cash used in other investing activities is primarily due to the acquisition of equity interests in different investments, partially offset by cash assumed as part of the acquisition of Fubo.
Financing Activities
Financing activities for the six months ended March 28, 2026 and March 29, 2025 are as follows:

	Six Months Ended
(in millions)	March 28, 2026	March 29, 2025
Change in borrowings	$4,989	$(2,647)
Dividends	(1,337)	(905)
Repurchases of common stock	(5,500)	(1,785)
Other financing activities, net(1)	(314)	(216)
Cash used in financing activities	$(2,162)	$(5,553)
(1)Primarily consists of equity award activity.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the six months ended March 28, 2026 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 10 to the Condensed Consolidated Financial Statements for a summary of dividends and share repurchases. The Company is targeting $8 billion in share repurchases in fiscal 2026.

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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of March 28, 2026, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, and S&P Global Ratings’ long- and short-term debt ratings for the Company were A and A-1 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On March 28, 2026, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks and Fubo, from any representations, covenants or events of default.
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
Contractual Commitments
See Note 14 to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K and Note 12 to the Condensed Consolidated Financial Statements.
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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at March 28, 2026 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$32,068	$32,828	$5,450	$5,408
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

Results of operations (in millions)	Six Months Ended March 28, 2026
Revenues	$—
Costs and expenses	—
Net income (loss)	(1,218)
Net income (loss) attributable to TWDC shareholders	(1,218)

Balance Sheet (in millions)	March 28, 2026	September 27, 2025
Current assets	$1,889	$2,295
Noncurrent assets	3,594	3,613
Current liabilities	11,395	9,592
Noncurrent liabilities (excluding intercompany to non-Guarantors)	38,381	36,314
Intercompany payables to non-Guarantors	171,134	167,091

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
Based on their evaluation as of March 28, 2026, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
As disclosed in Note 12 to the Condensed Consolidated Financial Statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 12 to the Condensed Consolidated Financial Statements relating to certain legal matters is incorporated herein by reference.
ITEM 1A. Risk Factors
For an enterprise as large and complex as the Company, a wide range of factors could materially affect future developments and performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in our filings with the SEC, the most significant factors affecting our business include the factors discussed in our 2025 Annual Report on Form 10-K under Item 1A, “Risk Factors” as updated below. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to all events that have occurred in the past or their likelihood of occurring in the future.
RISKS RELATED TO OUR BUSINESSES AND INDUSTRY
We face risks related to the renewal of long-term programming or distribution contracts on sufficiently favorable terms.
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we renew or renegotiate the contracts, which from time to time has led to service blackouts when distribution contracts expired before renewal terms were agreed. We may lose programming rights or distribution rights if we are unable to renew these contracts on acceptable terms. Renewal negotiations with certain MVPDs for distribution contracts scheduled to expire in fiscal 2026 could lead to temporary or longer-term service blackouts, negatively impacting our results of operations. For example, in the first quarter of fiscal 2026, the Company’s channels were temporarily removed from YouTube TV following the expiration of the parties’ distribution contract without agreement on renewal terms. Further, our portfolio of acquired programming rights, such as sporting events, and the distributors of our programming and the portfolio of programming rights our distributors acquire have changed and will continue to change over time. Even if these contracts are renewed, the cost of obtaining certain programming rights has increased and may continue to increase (or increase at faster rates than our historical experience) and programming distributors demand terms (including with respect to the pricing for, and the nature and amount of, programming distributed) that reduce our revenue from distribution of programs or increase revenue at slower rates than our historical experience. For example, the terms of certain renewals of carriage agreements have included fewer of our linear networks or the opportunity to offer multiple genre-specific bundle options of fewer than all our linear networks while providing for certain of our direct-to-consumer (DTC) streaming services to be made available to the distributor’s subscribers. Moreover, our ability to renew these contracts on favorable terms is affected by a number of factors, such as consolidation in the market for program distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and programming rights costs increases, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
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
We are subject to various actual and threatened claims, litigation, investigations and other proceedings, including private individual actions, class actions and actions and investigations by governmental and other regulatory authorities, relating to a range of issues, including securities; competition and antitrust; intellectual property, including patent and copyright; employment and labor; taxes; privacy and data protection; data security; personal injury and property damage; consumer protection; broadcasting; contractual and commercial disputes; the production, distribution and licensing of our content; and other matters. For example, a private securities class action lawsuit was filed in federal court against the Company and certain current and former senior management on behalf of certain purchasers of securities of the Company seeking unspecified damages, plus interest and costs and fees, and an adverse final judgment or the terms of a settlement of such matter could result in the payment of substantial monetary damages. See Note 12 to the Condensed Consolidated Financial Statements for more details regarding this lawsuit and our 2025 Annual Report on Form 10-K under Item 1A, “Risk Factors”, as updated by these risk factors, regarding patent infringement litigation and other claims. In addition, from time to time, we pursue litigation against third parties seeking to vindicate our rights.
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
Each of our businesses, including our broadcast networks and television stations, is subject to a variety of U.S. and international regulations, which impact the operations and profitability of our businesses. Some of these regulations include:
•U.S. Federal Communications Commission (FCC) regulation of our television and radio networks, our national programming networks and our owned television stations. See our 2025 Annual Report on Form 10-K under Item 1 — Federal Communications Commission Regulation.
•Federal, state and foreign privacy and data protection laws and regulations, including with respect to child safety. See our 2025 Annual Report on Form 10-K under Item 1 — Privacy and Data Protection Regulation.
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
•Restrictions on the manner in which content is currently licensed and distributed, ownership restrictions or film or television content requirements, investment obligations or quotas. See our 2025 Annual Report on Form 10-K under Item 1 — International Content Regulation.
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
For example, in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, including new prohibitions on the importation of goods from certain regions and other jurisdictions are considering similar measures; and U.S. state governments have become more active in passing legislation targeted at specific sectors and companies and applying existing laws in novel ways to new technologies, including streaming and online commerce. Tariffs announced with respect to and by certain U.S. trading partners, could, depending on how these or future tariffs or other regulations with respect to trade are implemented, have a significant impact on our results of operations, including by impacting the macroeconomic environment, increasing costs or adversely affecting demand for our products and services. In April 2026, the FCC ordered the Company to file early license renewal applications for all of our owned television stations by May 28, 2026.
Further, the legal and regulatory landscape for certain new technologies, such as AI, is uncertain and evolving and our compliance obligations could increase our costs or limit how we may use these technologies in one or more of our businesses.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended March 28, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 28, 2025 - January 31, 2026	7,273,800	$112.57	7,273,800	314 million
February 1, 2026 - February 28, 2026	11,942,200	105.36	11,942,200	302 million
March 1, 2026 - March 28, 2026	14,122,243	100.36	14,122,243	288 million
Total	33,338,243	104.82	33,338,243	288 million
(1)Amounts exclude the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
(2)Under a share repurchase program implemented effective February 7, 2024, the Company is authorized to repurchase a total of 400 million shares of its common stock. The repurchase program does not have an expiration date.

ITEM 5. Other Items
Rule 10b5-1 Trading Arrangements
On February 24, 2026, Brent A. Woodford, the Company’s Executive Vice President, Controllership, Financial Planning and Tax, terminated a previously disclosed trading plan, originally adopted on December 13, 2024, that was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Woodford Terminated Plan”). The Woodford Terminated Plan provided for the potential sale of up to 61,245 shares of the Company’s common stock issuable upon the exercise of vested stock options held by Mr. Woodford, excluding any shares used to effect a cashless exercise or withheld to satisfy tax withholding obligations in connection with the exercise or net settlement of the option awards. The Woodford Terminated Plan was scheduled to terminate on December 21, 2026.
On February 24, 2026, Mr. Woodford adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Woodford’s trading plan provides for the potential exercise of vested stock options granted to Mr. Woodford on December 21, 2016, December 19, 2017 and December 19, 2018, which will expire on December 21, 2026, December 19, 2027 and December 19, 2028, respectively, and the associated sale of up to 68,239 shares of the Company’s common stock, excluding any shares used to effect a cashless exercise or withheld to satisfy tax withholding obligations in connection with the exercise or net settlement of the option awards. Mr. Woodford’s trading plan is scheduled to terminate on May 26, 2027, subject to early termination.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of November 30, 2023	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed November 30, 2023
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
4.1	Indenture (incorporated by reference from Exhibit 4.1 to The Walt Disney Company’s Current Report on Form 8-K filed on March 20, 2019)	Exhibit 4.1 to the Current Report on Form 8-K of the Company filed February 12, 2026
4.2	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request
10.1	Third Amendment, dated as of February 2, 2026, to that certain Employment Agreement, dated as of November 20, 2022, as amended, by and between The Walt Disney Company and Robert A. Iger †	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed February 3, 2026
10.2	Offer Letter, dated as of February 2, 2026, by and between The Walt Disney Company and Josh D’Amaro †	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed February 3, 2026
10.3	Employment Agreement, dated as of February 2, 2026, by and between The Walt Disney Company and Dana Walden †	Exhibit 10.3 to the Current Report on Form 8-K of the Company filed February 3, 2026
10.4	Disney Executive Severance Pay Plan †	Exhibit 10.4 to the Current Report on Form 8-K of the Company filed February 3, 2026
10.5	Form of Non-Qualified Stock Option Award Agreement †	Filed herewith
10.6	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) †	Filed herewith
10.7	Form of Performance-Based Restricted Stock Unit Award Agreement †	Filed herewith
10.8	364-Day Credit Agreement dated as of February 27, 2026, among The Walt Disney Company, TWDC Enterprises 18 Corp., the Lenders party thereto, and Citibank, N.A. as designated agent	Exhibit 10.1 to the Current Report on Form 8-K of the Company filed March 3, 2026
10.9	Five-Year Credit Agreement dated as of February 27, 2026, among The Walt Disney Company, TWDC Enterprises 18 Corp., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as designated agent	Exhibit 10.2 to the Current Report on Form 8-K of the Company filed March 3, 2026
10.10
First Amendment, dated as of February 27, 2026, to the Five-Year Credit Agreement, dated as of March 1, 2024, among The Walt Disney Company, TWDC Enterprises 18 Corp., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as designated agent
Exhibit 10.3 to the Current Report on Form 8-K of the Company filed March 3, 2026
22	List of Guarantor Subsidiaries	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
May 6, 2026
Burbank, California