Form 10-Q
period 2026-06-27
Walt Disney Co
filed 2026-08-05
CIK 1744489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
There were 1,726,686,902 shares of common stock outstanding as of July 29, 2026.

THE WALT DISNEY COMPANY
Form 10-Q
For the Fiscal Quarter Ended June 27, 2026

Cautionary Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally relate to future events or our future financial or operating performance and may include statements concerning, among other things, financial results; business plans (including statements regarding new products and services, agreements, future expenditures, costs and investments); future liabilities and other obligations; impairments and amortization; estimates of the financial impact of certain items, accounting treatment, events or circumstances; competition and seasonality on our businesses and results of operations; and capital allocation, including share repurchases and dividends. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “would,” “expects,” “plans,” “could,” “intends,” “target,” “projects,” “forecasts,” “believes,” “estimates,” “anticipates,” “potential,” “continue,” “assumption” or “judgment” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These statements reflect our current views with respect to future events and are based on assumptions as of the date of this report. These statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements.
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
•regulatory and legal developments;
•technological developments;
•the continued availability of our licenses;
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

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited; in millions, except per share data)

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues:
Services	$22,675	$21,214	$68,565	$64,520
Products	2,573	2,436	7,832	7,441
Total revenues	25,248	23,650	76,397	71,961
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,674)	(13,034)	(43,094)	(40,201)
Cost of products (exclusive of depreciation and amortization)	(1,432)	(1,498)	(4,582)	(4,547)
Selling, general, administrative and other	(3,968)	(4,141)	(12,162)	(12,052)
Depreciation and amortization	(1,414)	(1,332)	(4,135)	(3,932)
Total costs and expenses	(20,488)	(20,005)	(63,973)	(60,732)
Restructuring and impairment charges	(900)	(185)	(1,139)	(437)
Interest expense, net	(298)	(324)	(813)	(1,037)
Equity in the income of investees	83	75	233	203
Income before income taxes	3,645	3,211	10,705	9,958
Income taxes	(801)	2,732	(2,912)	2,030
Net income	2,844	5,943	7,793	11,988
Net income attributable to noncontrolling interests	(206)	(681)	(506)	(897)
Net income attributable to The Walt Disney Company (Disney)	$2,638	$5,262	$7,287	$11,091

Earnings per share attributable to Disney:
Diluted	$1.51	$2.92	$4.12	$6.12
Basic	$1.52	$2.92	$4.13	$6.14

Weighted average number of common and common equivalent shares outstanding:
Diluted	1,743	1,805	1,769	1,812
Basic	1,738	1,799	1,763	1,806
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited; in millions)

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$2,844	$5,943	$7,793	$11,988
Other comprehensive income (loss), net of tax:
Market value adjustments for hedges	49	(391)	257	(282)
Pension and postretirement medical plan adjustments	(6)	25	(4)	68
Foreign currency translation and other	22	207	(189)	813
Other comprehensive income (loss)	65	(159)	64	599
Comprehensive income	2,909	5,784	7,857	12,587
Net income attributable to noncontrolling interests	(206)	(681)	(506)	(897)
Other comprehensive income (loss) attributable to noncontrolling interests	(22)	(13)	(58)	51
Comprehensive income attributable to Disney	$2,681	$5,090	$7,293	$11,741
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited; in millions, except per share data)

	June 27, 2026	September 27, 2025
ASSETS
Current assets
Cash and cash equivalents	$5,185	$5,695
Receivables, net	14,553	13,217
Inventories	2,081	2,134
Content advances	1,934	2,063
Other current assets	1,139	1,158
Total current assets	24,892	24,267
Produced and licensed content costs	30,193	31,327
Investments	7,627	8,097
Parks, resorts and other property
Attractions, buildings and equipment	87,448	82,041
Accumulated depreciation	(49,056)	(48,889)
	38,392	33,152
Projects in progress	5,169	6,911
Land	1,183	1,192
	44,744	41,255
Intangible assets, net	9,786	9,272
Goodwill	74,682	73,294
Other assets	12,816	10,002
Total assets	$204,740	$197,514

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other accrued liabilities	$19,548	$21,203
Current portion of borrowings	8,627	6,711
Deferred revenue and other	6,930	6,248
Total current liabilities	35,105	34,162
Borrowings	37,414	35,315
Deferred income taxes	5,219	3,524
Other long-term liabilities	10,160	9,901
Commitments and contingencies (Note 12)
Equity
Preferred stock	—	—
Common stock and additional paid-in capital, $0.01 par value, Authorized – 4.6 billion shares, Issued – 1.9 billion shares	62,639	59,814
Retained earnings	65,052	60,410
Accumulated other comprehensive loss	(2,908)	(2,914)
Treasury stock, at cost, 148 million shares at June 27, 2026 and 79 million shares at September 27, 2025	(14,751)	(7,441)
Total Disney Shareholders’ equity	110,032	109,869
Noncontrolling interests	6,810	4,743
Total equity	116,842	114,612
Total liabilities and equity	$204,740	$197,514
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in millions)

	Nine Months Ended
	June 27, 2026	June 28, 2025
OPERATING ACTIVITIES
Net income	$7,793	$11,988
Depreciation and amortization	4,135	3,932
Impairments of investments and produced content	959	419
Deferred income taxes	1,028	(2,915)
Equity in the income of investees	(233)	(203)
Cash distributions received from equity investees	191	110
Net change in produced and licensed content costs and advances	1,106	819
Equity-based compensation	1,160	1,004
Other, net	(121)	(153)
Changes in operating assets and liabilities:
Receivables	(1,170)	(660)
Inventories	1	(70)
Other assets	(194)	(201)
Accounts payable and other liabilities	(529)	(307)
Income taxes	(1,611)	(136)
Cash provided by operations	12,515	13,627

INVESTING ACTIVITIES
Investments in parks, resorts and other property	(6,780)	(6,108)
Acquisitions and purchase of investments, net	(540)	(98)
Other, net	64	13
Cash used in investing activities	(7,256)	(6,193)

FINANCING ACTIVITIES
Commercial paper borrowings (payments), net	2,268	(1,498)
Borrowings	5,046	1,057
Reduction of borrowings	(3,625)	(2,969)
Dividends	(1,337)	(905)
Repurchases of common stock	(7,245)	(2,496)
Acquisition of redeemable noncontrolling interests	—	(439)
Other, net	(847)	(840)
Cash used in financing activities	(5,740)	(8,090)

Impact of exchange rates on cash, cash equivalents and restricted cash	(19)	31

Change in cash, cash equivalents and restricted cash	(500)	(625)
Cash, cash equivalents and restricted cash, beginning of period	5,799	6,102
Cash, cash equivalents and restricted cash, end of period	$5,299	$5,477
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Quarter Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at March 28, 2026	1,745	$62,256	$62,393	$(2,951)	$(12,990)	$108,708	$6,604	$115,312
Comprehensive income	—	—	2,638	43	—	2,681	228	2,909
Equity compensation activity	2	394	—	—	—	394	4	398
Dividends	—	—	17	—	—	17	—	17
Common stock repurchases	(17)	—	—	—	(1,745)	(1,745)	—	(1,745)
Fubo and NFL Transactions	—	(2)	—	—	—	(2)	3	1
Distributions and other	—	(9)	4	—	(16)	(21)	(29)	(50)
Balance at June 27, 2026	1,730	$62,639	$65,052	$(2,908)	$(14,751)	$110,032	$6,810	$116,842

Balance at March 29, 2025	1,801	$59,199	$53,733	$(2,877)	$(5,716)	$104,339	$4,427	$108,766
Comprehensive income (loss)	—	—	5,262	(172)	—	5,090	217	5,307
Equity compensation activity	3	315	—	—	—	315	—	315
Common stock repurchases	(7)	—	—	—	(711)	(711)	—	(711)
Distributions and other	—	1	114	—	(3)	112	(33)	79
Balance at June 28, 2025	1,797	$59,515	$59,109	$(3,049)	$(6,430)	$109,145	$4,611	$113,756
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited; in millions)

	Nine Months Ended
	Equity Attributable to Disney
	Shares(1)	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Disney Equity	Non-controlling Interests(2)	Total Equity
Balance at September 27, 2025	1,791	$59,814	$60,410	$(2,914)	$(7,441)	$109,869	$4,743	$114,612
Comprehensive income	—	—	7,287	6	—	7,293	564	7,857
Equity compensation activity	7	960	—	—	—	960	9	969
Dividends	—	14	(2,648)	—	—	(2,634)	—	(2,634)
Common stock repurchases	(68)	—	—	—	(7,245)	(7,245)	—	(7,245)
Fubo and NFL Transactions	—	1,873	—	—	—	1,873	1,936	3,809
Distributions and other	—	(22)	3	—	(65)	(84)	(442)	(526)
Balance at June 27, 2026	1,730	$62,639	$65,052	$(2,908)	$(14,751)	$110,032	$6,810	$116,842

Balance at September 28, 2024	1,812	$58,592	$49,722	$(3,699)	$(3,919)	$100,696	$4,826	$105,522
Comprehensive income	—	—	11,091	650	—	11,741	370	12,111
Equity compensation activity	9	911	—	—	—	911	—	911
Dividends	—	7	(1,814)	—	—	(1,807)	—	(1,807)
Common stock repurchases	(24)	—	—	—	(2,496)	(2,496)	—	(2,496)
Distributions and other	—	5	110	—	(15)	100	(585)	(485)
Balance at June 28, 2025	1,797	$59,515	$59,109	$(3,049)	$(6,430)	$109,145	$4,611	$113,756
(1)Shares are net of treasury shares.
(2)Excludes redeemable noncontrolling interests.
See Notes to Condensed Consolidated Financial Statements

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)
1.Basis of Presentation
These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that we have included all normal recurring adjustments necessary for a fair statement of the results for the interim period. Operating results for the nine months ended June 27, 2026 are not necessarily indicative of the results that may be expected for the year ending October 3, 2026.
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
2.Segment Information
The Company’s operations are reported in three segments: Entertainment, Sports and Experiences, for which separate financial information, including segment revenue and operating income, is evaluated regularly by the Chief Executive Officer, the Chief Operating Decision Maker, to allocate resources and assess performance. The Company announced that much of its Consumer Products business, which is reported as part of the Experiences segment, will be brought under the leadership

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

structure of the Entertainment segment. We will report under the new structure commencing with our fiscal 2027 reporting, at which time we will have implemented changes to our financial reporting processes.
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
Segment revenues, segment operating income and significant segment expenses are as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues:
Entertainment
Third parties	$11,186	$10,593	$34,181	$31,919
Amounts eliminated in consolidation	159	111	488	339
	11,345	10,704	34,669	32,258
Sports
Third parties	4,094	3,971	12,755	12,652
Amounts eliminated in consolidation	406	337	1,263	1,040
	4,500	4,308	14,018	13,692
Experiences	9,968	9,086	29,461	27,390
Eliminations	(565)	(448)	(1,751)	(1,379)
Total segment revenues	$25,248	$23,650	$76,397	$71,961
Segment operating income:
Entertainment	$1,680	$1,022	$4,116	$3,983
Sports	858	1,037	1,701	1,971
Experiences	3,017	2,516	8,941	8,117
Total segment operating income(1)	$5,555	$4,575	$14,758	$14,071
(1) Equity in the income of investees is included in segment operating income as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Entertainment	$92	$102	$318	$344
Sports	35	26	51	54
Equity in the income of investees included in segment operating income	127	128	369	398
Equity in the loss of India joint venture	(44)	(50)	(136)	(186)
Acquisition Amortization related to an equity investee	—	(3)	—	(9)
Equity in the income of investees	$83	$75	$233	$203

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Quarter Ended		Nine Months Ended
Information about significant segment expenses	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Entertainment
Programming and production costs	$5,819	$5,772	$18,539	$16,938
Other segment operating expenses(1)	1,419	1,326	4,388	4,027
Selling, general, administrative and other	2,301	2,488	7,257	7,075
Depreciation and amortization	218	198	687	579
Total Entertainment costs and expenses	9,757	9,784	30,871	28,619
Sports
Programming and production costs	3,050	2,762	10,539	10,072
Other segment operating expenses(2)	254	246	759	736
Selling, general, administrative and other	344	276	989	933
Depreciation and amortization	29	13	81	34
Total Sports costs and expenses	3,677	3,297	12,368	11,775
Experiences
Operating labor	2,356	2,284	6,996	6,661
Infrastructure costs	953	870	2,655	2,527
Cost of goods sold and distribution costs	721	779	2,437	2,431
Other segment operating expenses(3)	1,035	875	2,922	2,536
Selling, general, administrative and other	1,065	1,051	3,142	3,023
Depreciation and amortization	821	711	2,368	2,095
Total Experiences costs and expenses	6,951	6,570	20,520	19,273
Eliminations(4)	(565)	(448)	(1,751)	(1,379)
Corporate and unallocated shared expenses	334	410	1,018	1,265
Acquisition Amortization(5)	334	392	947	1,179
Total costs and expenses	$20,488	$20,005	$63,973	$60,732
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

A reconciliation of segment operating income to income before income taxes is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Segment operating income	$5,555	$4,575	$14,758	$14,071
Corporate and unallocated shared expenses	(334)	(410)	(1,018)	(1,265)
Equity in the loss of India joint venture	(44)	(50)	(136)	(186)
Restructuring and impairment charges(1)	(900)	(185)	(1,139)	(437)
Interest expense, net	(298)	(324)	(813)	(1,037)
Acquisition Amortization(2)	(334)	(395)	(947)	(1,188)
Income before income taxes	$3,645	$3,211	$10,705	$9,958
(1)See Note 15 for a discussion of amounts in restructuring and impairment charges.
(2)Acquisition Amortization is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Amortization of intangible assets	$270	$326	$755	$980
Step-up of film and television costs	64	66	192	199
Intangibles related to an equity investee	—	3	—	9
	$334	$395	$947	$1,188
3.Revenues
The following table presents revenues by segment and source:

	Quarter Ended June 27, 2026
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$7,545	$3,142	$—	$(433)	$10,254
Advertising	1,625	1,204	—	—	2,829
Theme park admissions	—	—	3,253	—	3,253
Resorts and vacations	—	—	2,766	—	2,766
Retail and wholesale sales of merchandise, food and beverage	—	—	2,536	—	2,536
Merchandise licensing	170	—	804	—	974
Content sales	1,596	—	—	—	1,596
Other	409	154	609	(132)	1,040
	$11,345	$4,500	$9,968	$(565)	$25,248

	Quarter Ended June 28, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$6,765	$2,899	$—	$(315)	$9,349
Advertising	1,641	1,148	—	—	2,789
Theme park admissions	—	—	2,996	—	2,996
Resorts and vacations	—	—	2,373	—	2,373
Retail and wholesale sales of merchandise, food and beverage	—	—	2,397	—	2,397
Merchandise licensing	149	—	726	—	875
Content sales	1,698	84	—	—	1,782
Other	451	177	594	(133)	1,089
	$10,704	$4,308	$9,086	$(448)	$23,650

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Nine Months Ended June 27, 2026
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$22,596	$9,376	$—	$(1,319)	$30,653
Advertising	5,070	3,813	—	—	8,883
Theme park admissions	—	—	9,646	—	9,646
Resorts and vacations	—	—	7,740	—	7,740
Retail and wholesale sales of merchandise, food and beverage	—	—	7,719	—	7,719
Merchandise licensing	509	—	2,467	—	2,976
Content sales	5,257	60	—	—	5,317
Other	1,237	769	1,889	(432)	3,463
	$34,669	$14,018	$29,461	$(1,751)	$76,397

	Nine Months Ended June 28, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Subscription and affiliate fees	$20,343	$9,036	$—	$(968)	$28,411
Advertising	5,137	3,647	—	—	8,784
Theme park admissions	—	—	9,002	—	9,002
Resorts and vacations	—	—	6,953	—	6,953
Retail and wholesale sales of merchandise, food and beverage	—	—	7,302	—	7,302
Merchandise licensing	462	—	2,357	—	2,819
Content sales	4,877	212	—	—	5,089
Other	1,439	797	1,776	(411)	3,601
	$32,258	$13,692	$27,390	$(1,379)	$71,961

The following table presents revenues by segment and primary geographical markets:

	Quarter Ended June 27, 2026
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,917	$4,413	$7,294	$(565)	$20,059
Europe	1,790	70	1,316	—	3,176
Asia Pacific	638	17	1,358	—	2,013
Total revenues	$11,345	$4,500	$9,968	$(565)	$25,248

	Quarter Ended June 28, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$8,569	$4,218	$6,824	$(448)	$19,163
Europe	1,580	72	1,177	—	2,829
Asia Pacific	555	18	1,085	—	1,658
Total revenues	$10,704	$4,308	$9,086	$(448)	$23,650

	Nine Months Ended June 27, 2026
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$27,169	$13,735	$22,167	$(1,751)	$61,320
Europe	5,414	223	3,472	—	9,109
Asia Pacific	2,086	60	3,822	—	5,968
Total revenues	$34,669	$14,018	$29,461	$(1,751)	$76,397

	Nine Months Ended June 28, 2025
	Entertainment	Sports	Experiences	Eliminations	Total
Americas	$25,617	$13,377	$20,915	$(1,379)	$58,530
Europe	4,804	221	3,109	—	8,134
Asia Pacific	1,837	94	3,366	—	5,297
Total revenues	$32,258	$13,692	$27,390	$(1,379)	$71,961

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Revenues recognized in the current and prior-year periods from performance obligations satisfied (or partially satisfied) in previous reporting periods primarily relate to revenues earned on content made available to distributors and licensees in previous reporting periods. For the quarter ended June 27, 2026, $0.3 billion was recognized related to performance obligations satisfied as of March 28, 2026. For the nine months ended June 27, 2026, $0.8 billion was recognized related to performance obligations satisfied as of September 27, 2025. For the quarter ended June 28, 2025, $0.3 billion was recognized related to performance obligations satisfied as of March 29, 2025. For the nine months ended June 28, 2025, $0.8 billion was recognized related to performance obligations satisfied as of September 28, 2024.
As of June 27, 2026, revenue for unsatisfied performance obligations expected to be recognized in the future is $16 billion, primarily for IP to be made available in the future under existing agreements with merchandise and co-branding licensees and sponsors, wholesalers of SVOD streaming services, sports sublicensees and television station affiliates. Of this amount, we expect to recognize approximately $2 billion in the remainder of fiscal 2026, $6 billion in fiscal 2027, $4 billion in fiscal 2028 and $4 billion thereafter. These amounts include only fixed consideration or minimum guarantees and do not include amounts related to (i) contracts with an original expected term of one year or less or (ii) licenses of IP that are solely based on the sales of the licensee.
Accounts receivable and deferred revenues from contracts with customers are as follows:

	June 27, 2026	September 27, 2025
Accounts receivable
Current	$12,064	$10,544
Non-current	1,081	985
Allowance for credit losses	(145)	(126)
Deferred revenues
Current	6,402	5,689
Non-current	693	785
For the quarter and nine months ended June 27, 2026, the Company recognized revenue of $0.5 billion and $5.0 billion, respectively, that was included in the September 27, 2025 deferred revenue balance. For the quarter and nine months ended June 28, 2025, the Company recognized revenue of $0.5 billion and $5.0 billion, respectively, that was included in the September 28, 2024 deferred revenue balance. Amounts deferred generally relate to theme park admissions and vacation packages, subscriptions to streaming services and advances related to merchandise and TV/VOD licenses.
4.Acquisitions
NFL media assets
On January 31, 2026, ESPN acquired NFL Network and certain other media assets owned and controlled by NFL Enterprises LLC, including the NFL RedZone channel’s pay TV distribution and NFL Fantasy (collectively the Specified Assets), from NFL Enterprises LLC in exchange for a 10% noncontrolling interest in ESPN (the NFL Transaction). This transaction will allow the Company to expand audience reach, increase accessibility and flexibility for consumers, drive innovation, and offer more high-quality content at competitive prices. Following the NFL Transaction, the Company has an effective 72% interest in ESPN and Hearst Corporation has an 18% interest. After July 2034, based on the performance of the Specified Assets, the Company may have the right to reacquire the NFL’s interest in ESPN in exchange for a ten-year note at 70% of the then fair market value of the NFL’s interest in ESPN (the Exchange Right). Alternatively, on a similar time frame, the NFL may have the right to acquire up to a 4% additional equity interest in ESPN at a purchase price equal to 70% of the then fair market value of the additional interest in ESPN.
The estimated fair value of the NFL Transaction was approximately $3 billion. A significant portion of the transaction value was deferred in other assets and will be amortized as an expense starting in 2033, or, in the case that the Company exercises its Exchange Right, would be charged to equity. The remaining transaction value was primarily allocated to identifiable intangible assets.
As of January 31, 2026, the Company has included the financial results attributable to the Specified Assets in the Condensed Consolidated Financial Statements. The results were not material to the Company’s revenue and net income for the quarter and nine months ended June 27, 2026. Because the NFL Transaction was the exchange of equity interests, the $3 billion fair value is a non-cash transaction and is not reflected in the Condensed Consolidated Statement of Cash Flow.

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
As of October 29, 2025, the Company has included the financial results attributable to Fubo in the Condensed Consolidated Financial Statements. Revenue included in the quarter and nine months ended June 27, 2026 was approximately $0.3 billion and $1.0 billion, respectively. The impact on the Company’s net income was not significant for the quarter and nine months ended June 27, 2026.
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
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Entertainment	Sports	Experiences	Total
Balance at September 27, 2025	$51,258	$16,486	$5,550	$73,294
Fubo and NFL Transactions	1,357	49	—	1,406
Currency translation adjustments and other, net	(18)	—	—	(18)
Balance at June 27, 2026	$52,597	$16,535	$5,550	$74,682
5.Cash, Cash Equivalents, Restricted Cash and Borrowings
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the amounts reported in the Condensed Consolidated Statements of Cash Flows.

	June 27, 2026	September 27, 2025
Cash and cash equivalents	$5,185	$5,695
Restricted cash included in:
Other current assets	5	—
Other assets	109	104
Total cash, cash equivalents and restricted cash in the statement of cash flows	$5,299	$5,799

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Borrowings
During the nine months ended June 27, 2026, the Company’s borrowing activity was as follows:

	September 27, 2025	Borrowings	Payments	Other Activity	June 27, 2026
Commercial paper with original maturities less than three months(1)	$1,963	$—	$(1,310)	$(6)	$647
Commercial paper with original maturities greater than three months	99	8,510	(4,932)	35	3,712
U.S. dollar denominated borrowings(2)	38,658	5,046	(3,625)	240	40,319
Asia Theme Parks borrowings	1,075	—	—	45	1,120
Foreign currency denominated borrowings and other	231	—	—	12	243
	$42,026	$13,556	$(9,867)	$326	$46,041
(1)Borrowings and reductions of borrowings are reported net.
(2)The other activity includes borrowings assumed in the acquisition of Fubo.
At June 27, 2026, the Company’s bank facilities, which are with a syndicate of lenders and support our commercial paper borrowings, were as follows:

	Committed Capacity	Capacity Used	Unused Capacity
Facility expiring February 2027	$5,250	$—	$5,250
Facility expiring March 2029	3,000	—	3,000
Facility expiring February 2031	4,000	—	4,000
Total	$12,250	$—	$12,250
The Company’s bank facilities allow for borrowings at rates based on the Secured Overnight Financing Rate (SOFR) and at other variable rates for non-U.S. dollar denominated borrowings, plus a fixed spread that varies with the Company’s debt ratings assigned by Moody’s Ratings and S&P Global Ratings ranging from 0.63% to 1.10%. The bank facilities contain only one financial covenant relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On June 27, 2026, the Company met this covenant by a significant margin. The bank facilities specifically exclude certain entities, including the Asia Theme Parks and Fubo, from any representations, covenants or events of default. The Company also has the ability to issue up to $500 million of letters of credit under the facility expiring in February 2031, which if utilized, reduces available borrowings under this facility. As of June 27, 2026, the Company has $0.5 billion of outstanding letters of credit, of which none were issued under this facility.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Interest expense, net
Interest expense (net of amounts capitalized), interest and investment income, and net periodic pension and postretirement benefit costs (other than service costs) (see Note 8) are reported net in the Condensed Consolidated Statements of Income and consist of the following:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Interest expense	$(463)	$(438)	$(1,379)	$(1,396)
Interest and investment income	52	47	222	161
Net periodic pension and postretirement benefit costs (other than service costs)	113	67	344	198
Interest expense, net	$(298)	$(324)	$(813)	$(1,037)
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
The following table summarizes the carrying amounts of the Asia Theme Parks’ assets and liabilities included in the Company’s Condensed Consolidated Balance Sheets:

	June 27, 2026	September 27, 2025
Cash and cash equivalents	$467	$428
Other current assets	228	184
Total current assets	695	612
Parks, resorts and other property	6,431	6,060
Other assets	281	287
Total assets	$7,407	$6,959

Current liabilities	$718	$734
Long-term borrowings	1,120	1,075
Other long-term liabilities	509	489
Total liabilities	$2,347	$2,298
The following table summarizes the International Theme Parks’ revenues and costs and expenses included in the Company’s Condensed Consolidated Statements of Income for the nine months ended June 27, 2026:

Revenues	$4,823
Costs and expenses	(4,011)
Asia Theme Parks’ royalty and management fees of $255 million for the nine months ended June 27, 2026 are eliminated in consolidation, but are considered in calculating earnings attributable to noncontrolling interests.
International Theme Parks’ cash flows included in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended June 27, 2026 were $1,257 million provided by operating activities, $1,066 million used in investing activities and $19 million provided by financing activities.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

7.Produced and Acquired/Licensed Content Costs and Advances
Total capitalized produced and licensed content by predominant monetization strategy is as follows:

	As of June 27, 2026			As of September 27, 2025
	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total	Predominantly Monetized Individually	Predominantly Monetized as a Group	Total
Produced content
Released, less amortization	$5,096	$14,254	$19,350	$4,624	$14,288	$18,912
Completed, not released	677	744	1,421	313	1,061	1,374
In-process	1,837	4,100	5,937	4,082	3,633	7,715
In development or pre-production	315	62	377	386	182	568
	$7,925	$19,160	27,085	$9,405	$19,164	28,569
Licensed content - Television programming rights and advances			5,042			4,821
Total produced and licensed content			$32,127			$33,390

Current portion			$1,934			$2,063
Non-current portion			$30,193			$31,327
Amortization of produced and licensed content is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Produced content
Predominantly monetized individually	$979	$1,091	$3,370	$2,626
Predominantly monetized as a group	1,518	1,824	4,902	5,370
	2,497	2,915	8,272	7,996
Licensed programming rights and advances	3,151	2,830	10,986	10,431
Total produced and licensed content costs(1)	$5,648	$5,745	$19,258	$18,427
(1)Primarily included in “Costs of services” in the Condensed Consolidated Statements of Income
8.Pension and Other Benefit Programs
The components of net periodic benefit cost (income) are as follows:

	Pension Plans				Postretirement Medical Plans
	Quarter Ended		Nine Months Ended		Quarter Ended		Nine Months Ended
	Jun. 27, 2026	Jun. 28, 2025	Jun. 27, 2026	Jun. 28, 2025	Jun. 27, 2026	Jun. 28, 2025	Jun. 27, 2026	Jun. 28, 2025
Service costs	$60	$65	$183	$196	$—	$—	$—	$—
Other costs (benefits):
Interest costs	199	195	598	587	12	11	34	33
Expected return on plan assets	(306)	(290)	(918)	(871)	(15)	(15)	(47)	(45)
Amortization of previously deferred service costs (credits)	1	—	4	2	(22)	(22)	(67)	(67)
Recognized net actuarial loss (gain)	24	62	72	185	(6)	(8)	(20)	(22)
Total other costs (benefits)	(82)	(33)	(244)	(97)	(31)	(34)	(100)	(101)
Net periodic benefit cost (income)	$(22)	$32	$(61)	$99	$(31)	$(34)	$(100)	$(101)

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

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Shares (in millions):
Weighted average number of common and common equivalent shares outstanding (basic)	1,738	1,799	1,763	1,806
Weighted average dilutive impact of Awards	5	6	6	6
Weighted average number of common and common equivalent shares outstanding (diluted)	1,743	1,805	1,769	1,812
Awards excluded from diluted earnings per share	15	17	14	15

10.Equity
The Company declared the following dividends in fiscal 2026 and 2025:

Per Share	Amount	Payment Date
$0.75	$1.3 billion	July 22, 2026
$0.75	$1.3 billion	January 15, 2026
$0.50	$0.9 billion	July 23, 2025
$0.50	$0.9 billion	January 16, 2025
Share Repurchase Program
Effective February 7, 2024, the Board of Directors authorized the Company to repurchase a total of 400 million shares of its common stock. During the quarter and nine months ended June 27, 2026, the Company repurchased 17 million and 68 million shares of its common stock for $1.7 billion and $7.2 billion, respectively. During the quarter and nine months ended June 28, 2025, the Company repurchased 7 million and 24 million shares of its common stock for $0.7 billion and $2.5 billion, respectively. As of June 27, 2026, the Company had remaining authorization in place to repurchase approximately 271 million additional shares. The repurchase program does not have an expiration date.

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following tables summarize the changes in each component of accumulated other comprehensive income (loss) (AOCI) including our proportional share of equity method investee amounts:

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, before tax
Third quarter of fiscal 2026
Balance at March 28, 2026	$(276)	$(1,901)	$(1,392)	$(3,569)
Quarter Ended June 27, 2026:
Unrealized gains (losses) arising during the period	(30)	(3)	(11)	(44)
Reclassifications of realized net (gains) losses to net income	92	(4)	—	88
Balance at June 27, 2026	$(214)	$(1,908)	$(1,403)	$(3,525)

Third quarter of fiscal 2025
Balance at March 29, 2025	$(178)	$(2,184)	$(1,147)	$(3,509)
Quarter Ended June 28, 2025:
Unrealized gains (losses) arising during the period	(433)	—	235	(198)
Reclassifications of realized net (gains) losses to net income	(74)	33	—	(41)
Balance at June 28, 2025	$(685)	$(2,151)	$(912)	$(3,748)

Nine months ended fiscal 2026
Balance at September 27, 2025	$(549)	$(1,901)	$(1,085)	$(3,535)
Nine Months Ended June 27, 2026:
Unrealized gains (losses) arising during the period	94	5	(318)	(219)
Reclassifications of realized net (gains) losses to net income	241	(12)	—	229
Balance at June 27, 2026	$(214)	$(1,908)	$(1,403)	$(3,525)

Nine months ended fiscal 2025
Balance at September 28, 2024	$(319)	$(2,243)	$(1,855)	$(4,417)
Nine Months Ended June 28, 2025:
Unrealized gains (losses) arising during the period	(87)	(7)	39	(55)
Reclassifications of realized net (gains) losses to net income	(279)	99	—	(180)
Star India Transaction	—	—	904	904
Balance at June 28, 2025	$(685)	$(2,151)	$(912)	$(3,748)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

Tax on AOCI
Third quarter of fiscal 2026
Balance at March 28, 2026	$55	$448	$115	$618
Quarter Ended June 27, 2026:
Unrealized gains (losses) arising during the period	8	—	11	19
Reclassifications of realized net (gains) losses to net income	(21)	1	—	(20)
Balance at June 27, 2026	$42	$449	$126	$617

Third quarter of fiscal 2025
Balance at March 29, 2025	$39	$515	$78	$632
Quarter Ended June 28, 2025:
Unrealized gains (losses) arising during the period	99	—	(41)	58
Reclassifications of realized net (gains) losses to net income	17	(8)	—	9
Balance at June 28, 2025	$155	$507	$37	$699

Nine months ended fiscal 2026
Balance at September 27, 2025	$120	$446	$55	$621
Nine Months Ended June 27, 2026:
Unrealized gains (losses) arising during the period	(23)	—	71	48
Reclassifications of realized net (gains) losses to net income	(55)	3	—	(52)
Balance at June 27, 2026	$42	$449	$126	$617

Nine months ended fiscal 2025
Balance at September 28, 2024	$71	$531	$116	$718
Nine Months Ended June 28, 2025:
Unrealized gains (losses) arising during the period	19	—	(21)	(2)
Reclassifications of realized net (gains) losses to net income	65	(24)	—	41
Star India Transaction	—	—	(58)	(58)
Balance at June 28, 2025	$155	$507	$37	$699

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

	Market Value Adjustments for Hedges	Unrecognized Pension and Postretirement Medical Expense	Foreign Currency Translation and Other	AOCI

AOCI, after tax
Third quarter of fiscal 2026
Balance at March 28, 2026	$(221)	$(1,453)	$(1,277)	$(2,951)
Quarter Ended June 27, 2026:
Unrealized gains (losses) arising during the period	(22)	(3)	—	(25)
Reclassifications of realized net (gains) losses to net income	71	(3)	—	68
Balance at June 27, 2026	$(172)	$(1,459)	$(1,277)	$(2,908)

Third quarter of fiscal 2025
Balance at March 29, 2025	$(139)	$(1,669)	$(1,069)	$(2,877)
Quarter Ended June 28, 2025:
Unrealized gains (losses) arising during the period	(334)	—	194	(140)
Reclassifications of realized net (gains) losses to net income	(57)	25	—	(32)
Balance at June 28, 2025	$(530)	$(1,644)	$(875)	$(3,049)

Nine months ended fiscal 2026
Balance at September 27, 2025	$(429)	$(1,455)	$(1,030)	$(2,914)
Nine Months Ended June 27, 2026:
Unrealized gains (losses) arising during the period	71	5	(247)	(171)
Reclassifications of realized net (gains) losses to net income	186	(9)	—	177
Balance at June 27, 2026	$(172)	$(1,459)	$(1,277)	$(2,908)

Nine months ended fiscal 2025
Balance at September 28, 2024	$(248)	$(1,712)	$(1,739)	$(3,699)
Nine Months Ended June 28, 2025:
Unrealized gains (losses) arising during the period	(68)	(7)	18	(57)
Reclassifications of realized net (gains) losses to net income	(214)	75	—	(139)
Star India Transaction	—	—	846	846
Balance at June 28, 2025	$(530)	$(1,644)	$(875)	$(3,049)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Details about AOCI components reclassified to net income are as follows:

Gain (loss) in net income:	Affected line item in the Condensed Consolidated Statements of Income:	Quarter Ended		Nine Months Ended
		June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Market value adjustments, primarily cash flow hedges	Primarily revenue	$(92)	$74	$(241)	$279
Estimated tax	Income taxes	21	(17)	55	(65)
		(71)	57	(186)	214

Pension and postretirement medical expense	Interest expense, net	4	(33)	12	(99)
Estimated tax	Income taxes	(1)	8	(3)	24
		3	(25)	9	(75)
Total reclassifications for the period		$(68)	$32	$(177)	$139
11.Equity-Based Compensation
Equity-based compensation expense related to stock options and restricted stock units (RSUs) is as follows:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Stock options	$21	$18	$62	$51
RSUs	402	339	1,098	953
Total equity-based compensation expense(1)	$423	$357	$1,160	$1,004
Equity-based compensation expense capitalized during the period	$49	$52	$146	$142
(1)Equity-based compensation expense is net of capitalized equity-based compensation and estimated forfeitures and excludes amortization of previously capitalized equity-based compensation costs.
Unrecognized compensation cost related to unvested stock options and RSUs was $0.1 billion and $2.2 billion, respectively, as of June 27, 2026.
During the nine months ended June 27, 2026, the Company made equity compensation grants for Disney stock consisting of 2.8 million stock options and 16.0 million RSUs with weighted average grant date fair values of $37 and $113, respectively. During the nine months ended June 28, 2025, the weighted average grant date fair values for stock options and RSUs were $38 and $108, respectively.
12.Commitments and Contingencies
Legal Matters
Securities Actions
On May 12, 2023, a private securities class action lawsuit was filed in the U.S. District Court for the Central District of California against the Company, its former Chief Executive Officer, Robert Chapek, its former Chief Financial Officer, Christine M. McCarthy, and the former Chairman of the Disney Media and Entertainment Distribution segment, Kareem Daniel on behalf of certain purchasers of securities of the Company (the Securities Class Action). On November 6, 2023, a consolidated complaint was filed in the same action, adding Robert Iger, the Company’s former Chief Executive Officer, as a defendant. Claims in the Securities Class Action include (i) violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder against all defendants, (ii) violations of Section 20A of the Exchange Act against Iger and McCarthy, and (iii) violations of Section 20(a) of the Exchange Act against all defendants. Plaintiffs in the Securities Class Action allege purported misstatements and omissions concerning, and a scheme to conceal, accurate costs and subscriber growth of the Disney+ platform. Plaintiffs seek unspecified damages, plus interest and costs and fees. The Company intends to defend against the lawsuit vigorously. The Company filed a motion to dismiss the complaint for failure to state a claim on December 21, 2023,

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

which was granted in part (dismissing the Section 20A claim against Iger) and otherwise denied on February 19, 2025. On March 28, 2025, the Company filed a motion for judgment on the pleadings, which was denied on May 21, 2025. The Company filed a petition for a writ of mandamus to the Ninth Circuit Court of Appeals, which was denied on July 18, 2025. The district court has set trial for November 16, 2027, and discovery is currently in progress. At this time we cannot reasonably estimate the amount of any possible loss.
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
Derivative Actions
Ten shareholder derivative complaints have been filed against the Company and certain current and former officers and directors. Each of these actions asserts various claims including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste, insider selling, and violations of federal securities laws based on substantially similar factual allegations as those asserted in the pending Securities Class Action.
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
•On February 24, 2026, Sean Martinez filed a shareholder derivative complaint in the Delaware Court of Chancery. On April 16, 2026, the Martinez action was stayed until the court in the Securities Class Action rules upon the motion for summary judgment.
•On March 10, 2026, Karen Gioli filed a shareholder derivative complaint in the U.S. District Court for the Central District of California. On May 29, 2026, the Gioli action was stayed until the stay is lifted in the Securities Class Action.
•On May 8, 2026, Donna Hickok filed a shareholder derivative complaint in the Delaware Court of Chancery. On June 8, 2026, the Hickok action was stayed until the court in the Securities Class Action rules upon any motion for summary judgment.
•On July 24, 2026, William Ballard filed a shareholder derivative complaint in the Delaware Court of Chancery.
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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

Antitrust and Other Actions
On November 18, 2022, a private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to YouTube TV (the Biddle Action). The plaintiffs in the Biddle Action asserted a claim under Section 1 of the Sherman Act based on allegations that Disney uses certain pricing and packaging provisions in its carriage agreements with vMVPDs to increase prices for and reduce output of certain services offered by vMVPDs. On November 30, 2022, a second private antitrust putative class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company on behalf of a putative class of certain subscribers to DirecTV Stream (the Fendelander Action), making similar allegations. The Company filed motions to dismiss for failure to state a claim in both the Biddle Action and Fendelander Action on January 31, 2023. On September 30, 2023, the court issued an order granting in part and denying in part the Company’s motions to dismiss both cases and, on October 13, 2023, the court issued an order consolidating both cases. On October 16, 2023, plaintiffs filed a consolidated amended class action complaint (the Consolidated Complaint). The Consolidated Complaint asserts claims under Section 1 of the Sherman Act and certain Arizona, California, Florida, Illinois, Iowa, Massachusetts, Michigan, Nevada, New York, North Carolina, and Tennessee antitrust and consumer protection laws based on substantially similar allegations as the Biddle Action and the Fendelander Action. The Consolidated Complaint seeks injunctive relief, unspecified money damages and costs and fees. The Company filed a motion to dismiss the Consolidated Complaint for failure to state a claim on December 1, 2023. On June 25, 2024, the Court granted in part and denied in part the Company’s motion to dismiss the Consolidated Complaint.
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
On January 2, 2026, in litigation filed by the Company on August 28, 2025 asserting breach of contract claims against DISH Network L.L.C. (DISH) in the U.S. District Court for the Southern District of New York, DISH filed antitrust counterclaims against the Company. DISH filed amended counterclaims against the Company on March 13, 2026. DISH asserts a tying claim under Sherman Act § 1 and New York’s Donnelly Act challenging certain provisions in the Company’s carriage

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

agreement with DISH; claims under Sherman Act § 1 challenging an ESPN / Fox One bundle, the creation of Fubo Sports, and the Company’s acquisition of a controlling share of Fubo; a claim under Clayton Act § 7 challenging the Company’s acquisition of a controlling share of Fubo; and a claim under Sherman Act § 2 alleging the Company engaged in a pattern of conduct in an attempt to monopolize an alleged market for skinny sports bundles. DISH also asserts breach-of-contract counterclaims, contending that Company-affiliated entities violated their obligations under certain most-favored-nation provisions in the operative carriage agreement. The Company moved to dismiss the antitrust and certain breach-of-contract amended counterclaims on March 27, 2026. That motion remains pending. On July 14, 2026, the Court stayed both sides’ claims pending the resolution of DISH’s bankruptcy proceedings. The Company intends to prosecute its claims and defend against these counterclaims vigorously. The lawsuit is in its early stages, and at this time we cannot reasonably estimate the amount of any potential loss.
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
Other
In the second quarter of fiscal 2026, the Company entered into license agreements for the sports rights necessary to operate NFL Network and NFL RedZone through 2033.
13.Fair Value Measurements
The Company’s assets and liabilities measured at fair value are summarized in the following tables by fair value measurement level:

	Fair Value Measurement at June 27, 2026
	Level 1	Level 2	Level 3	Total
Assets
Investments	$31	$80	$—	$111
Derivatives
Foreign exchange	—	756	—	756
Other	—	11	—	11
Liabilities
Derivatives
Interest rate	—	(767)	—	(767)
Foreign exchange	—	(598)	—	(598)
Other	—	(13)	—	(13)
Other	—	(734)	—	(734)
Total recorded at fair value	$31	$(1,265)	$—	$(1,234)
Fair value of borrowings	$—	$39,434	$3,259	$42,693

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

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

14.Derivative Instruments
The Company’s derivative positions measured at fair value (see Note 13) are summarized in the following tables:

	As of June 27, 2026
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$285	$326	$(266)	$(123)
Interest rate	—	—	(767)	—
Other	10	1	(2)	—
Derivatives not designated as hedges
Foreign exchange	87	58	(59)	(150)
Other	—	111	(11)	—
Gross fair value of derivatives	382	496	(1,105)	(273)
Counterparty netting	(318)	(329)	388	259
Cash collateral (received) paid	(10)	—	457	—
Net derivative positions	$54	$167	$(260)	$(14)

	As of September 27, 2025
	Current Assets	Investments/ Other Assets	Other Current Liabilities	Other Long- Term Liabilities
Derivatives designated as hedges
Foreign exchange	$233	$376	$(407)	$(208)
Interest rate	—	—	(762)	—
Other	3	2	—	—
Derivatives not designated as hedges
Foreign exchange	39	168	(49)	(262)
Other	—	89	(1)	—
Gross fair value of derivatives	275	635	(1,219)	(470)
Counterparty netting	(260)	(517)	378	399
Cash collateral (received) paid	—	—	550	10
Net derivative positions	$15	$118	$(291)	$(61)
Interest Rate Risk Management
The Company designates pay-floating interest rate swaps as fair value hedges of fixed-rate borrowings effectively converting fixed-rate borrowings to variable-rate borrowings. The total notional amount of the Company’s pay-floating interest rate swaps was $12.0 billion and $10.6 billion at June 27, 2026 and September 27, 2025, respectively.
The following table summarizes fair value hedge adjustments to hedged borrowings:

	Carrying Amount of Hedged Borrowings		Fair Value Adjustments Included in Hedged Borrowings
	June 27, 2026	September 27, 2025	June 27, 2026	September 27, 2025
Borrowings:
Current	$2,513	$2,954	$(27)	$(44)
Long-term	9,281	7,347	(672)	(680)
	$11,794	$10,301	$(699)	$(724)

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

The following amounts are included in “Interest expense, net” in the Condensed Consolidated Statements of Income:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Gain (loss) on:
Pay-floating swaps	$14	$111	$15	$104
Borrowings hedged with pay-floating swaps	(14)	(111)	(15)	(104)
Expense associated with interest accruals on pay-floating swaps	(61)	(93)	(209)	(303)
Foreign Exchange Risk Management
The Company designates foreign exchange forward and option contracts as cash flow hedges of firmly committed and forecasted foreign currency transactions. As of June 27, 2026 and September 27, 2025, the notional amount of the Company’s net foreign exchange cash flow hedges was $10.2 billion and $9.3 billion, respectively. Mark-to-market gains and losses on these contracts are deferred in AOCI and are recognized in earnings when the hedged transactions occur, offsetting changes in the value of the foreign currency transactions. Net deferred gains recorded in AOCI for contracts that will mature in the next twelve months total $14 million. The following table summarizes the effect of foreign exchange cash flow hedges on AOCI:

	Quarter Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Gain (loss) recognized in Other Comprehensive Income	$(28)	$(438)	$65	$(87)
Gain (loss) reclassified from AOCI into the Statements of Operations(1)	(96)	79	(243)	289
(1)Primarily recorded in revenue.
The Company may designate cross currency swaps as fair value hedges of foreign currency denominated borrowings. The impact from the change in foreign currency on both the cross currency swap and borrowing is recorded to “Interest expense, net.” The impact from interest rate changes is recorded in AOCI and is amortized over the life of the cross currency swap. As of both June 27, 2026 and September 27, 2025, the total notional amount of the Company’s designated cross currency swaps was Canadian $1.3 billion ($0.9 billion). The related gains or losses recognized in earnings for the quarters and nine-month periods ended June 27, 2026 and June 28, 2025 were not significant.
Foreign exchange risk management contracts with respect to foreign currency denominated assets and liabilities are not designated as hedges and do not qualify for hedge accounting. The net notional amount of these foreign exchange contracts at June 27, 2026 and September 27, 2025 was $3.1 billion and $3.0 billion, respectively. The related gains or losses recognized in costs and expenses on foreign exchange contracts that mitigated our exposure with respect to foreign currency denominated assets and liabilities for the quarters and nine-month periods ended June 27, 2026 and June 28, 2025 were not significant.
Risk Management – Other Derivatives Not Designated as Hedges
The Company enters into certain other risk management contracts that are not designated as hedges and do not qualify for hedge accounting. These contracts, which include certain total return swap contracts, are intended to offset economic exposures of the Company and are carried at market value with any changes in value recorded in earnings. The net notional amount of these contracts at June 27, 2026 and September 27, 2025 was $0.7 billion and $0.6 billion, respectively. The related gains or losses recognized in earnings for the quarters and nine-month periods ended June 27, 2026 and June 28, 2025 were not significant.
Contingent Features and Cash Collateral
The Company has master netting arrangements by counterparty with respect to certain derivative financial instrument contracts. The Company may be required to post collateral in the event that a net liability position with a counterparty exceeds limits defined by contract and that vary with the Company’s credit rating. In addition, these contracts may require a counterparty to post collateral to the Company in the event that a net receivable position with a counterparty exceeds limits defined by contract and that vary with the counterparty’s credit rating. If the Company’s or the counterparty’s credit ratings were to fall below investment grade, such counterparties or the Company would also have the right to terminate our derivative contracts, which could lead to a net payment to or from the Company for the aggregate net value by counterparty of our

THE WALT DISNEY COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; tabular dollars in millions, except for per share data)

derivative contracts. The aggregate fair value of derivative instruments with credit-risk-related contingent features in a net liability position by counterparty was $0.7 billion and $0.9 billion at June 27, 2026 and September 27, 2025, respectively.
15.Restructuring and Impairment Charges
The following amounts are recorded in “Restructuring and impairment charges” in the Condensed Consolidated Statements of Income:
The quarter ended June 27, 2026 included charges of $0.8 billion for an impairment of our investment in A+E Global Media (A+E) and $0.1 billion for severance. The nine-month period ended June 27, 2026 included charges of $1.0 billion for impairments of our investment in A+E and $0.2 billion for severance.
The quarter ended June 28, 2025 included a charge of $0.2 billion for an impairment of our investment in Tata Play Limited. The nine-month period ended June 28, 2025 included charges of $0.2 billion for impairments of our investment in Tata Play Limited, $0.1 billion for impairment of goodwill related to Star India and $0.1 billion for impairments of content.
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
Disaggregation of Income Statement Expense
In November 2024, the FASB issued guidance that requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. The guidance is effective for the Company for annual periods beginning with fiscal year 2028 and for interim periods beginning with fiscal year 2029. The Company is currently assessing the impacts of the new guidance on its financial statement disclosures.
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
17.Subsequent Events
In July 2026, the Company entered into an agreement to sell its 50% interest in A+E to an affiliate of co-owner Hearst Corporation for approximately $1.2 billion in cash. Closing is currently expected by the end of fiscal 2026, subject to customary closing conditions, including regulatory approvals and government consents.

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
•Current Nine-Month Period Results Compared to Prior-Year Nine-Month Period
•Seasonality
•Business Segment Results
•Corporate and Unallocated Shared Expenses
•Financial Condition
•Market Risk
•Commitments and Contingencies
•Other Matters
•Supplemental Guarantor Financial Information
CONSOLIDATED RESULTS

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions, except per share data)	June 27, 2026	June 28, 2025		June 27, 2026	June 28, 2025
Revenues:
Services	$22,675	$21,214	7%	$68,565	$64,520	6%
Products	2,573	2,436	6%	7,832	7,441	5%
Total revenues	25,248	23,650	7%	76,397	71,961	6%
Costs and expenses:
Cost of services (exclusive of depreciation and amortization)	(13,674)	(13,034)	(5) %	(43,094)	(40,201)	(7) %
Cost of products (exclusive of depreciation and amortization)	(1,432)	(1,498)	4%	(4,582)	(4,547)	(1) %
Selling, general, administrative and other	(3,968)	(4,141)	4%	(12,162)	(12,052)	(1) %
Depreciation and amortization	(1,414)	(1,332)	(6) %	(4,135)	(3,932)	(5) %
Total costs and expenses	(20,488)	(20,005)	(2) %	(63,973)	(60,732)	(5) %
Restructuring and impairment charges	(900)	(185)	>(100) %	(1,139)	(437)	>(100) %
Interest expense, net	(298)	(324)	8%	(813)	(1,037)	22%
Equity in the income of investees	83	75	11%	233	203	15%
Income before income taxes	3,645	3,211	14%	10,705	9,958	8%
Income taxes	(801)	2,732	nm	(2,912)	2,030	nm
Net income	2,844	5,943	(52) %	7,793	11,988	(35) %
Net income attributable to noncontrolling interests	(206)	(681)	70%	(506)	(897)	44%
Net income attributable to Disney	$2,638	$5,262	(50) %	$7,287	$11,091	(34) %
Diluted earnings per share attributable to Disney	$1.51	$2.92	(48) %	$4.12	$6.12	(33) %
CURRENT QUARTER RESULTS COMPARED TO PRIOR-YEAR QUARTER
Revenues for the quarter increased 7%, or $1.6 billion, to $25.2 billion; net income attributable to Disney decreased to $2.6 billion compared to $5.3 billion in the prior-year quarter; and diluted earnings per share (EPS) attributable to Disney decreased to $1.51 compared to $2.92 in the prior-year quarter. The net income and EPS decreases reflected the comparison to a non-cash tax benefit recognized upon a change in Hulu’s U.S. income tax classification in the prior-year quarter and, to a lesser extent, an impairment of our investment in A+E in the current quarter. These decreases were partially offset by higher operating

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
income at Entertainment and Experiences in the current quarter and the comparison to a charge for a payment to acquire Hulu in the prior-year quarter (Hulu Charge).
Revenues
Service revenues for the quarter increased 7%, or $1.5 billion, to $22.7 billion, which included an approximate 2 percentage point favorable impact from the Fubo and NFL Transactions. Aside from this impact, service revenues increased due to growth in resorts and vacations and theme park admissions revenue and higher subscription and affiliate fees.
Product revenues for the quarter increased 6%, or $0.1 billion, to $2.6 billion due to growth in parks & experiences merchandise, food and beverage revenue.
Costs and expenses
Cost of services for the quarter increased 5%, or $0.6 billion, to $13.7 billion, which included an approximate 2 percentage point unfavorable impact from the Fubo Transaction and, to a lesser extent, NFL Transaction. Aside from this impact, cost of services increased due to the impact of new guest offerings, inflation and increased volumes at our parks and experiences businesses.
Selling, general, administrative and other costs decreased 4%, or $0.2 billion, to $4.0 billion due to lower marketing costs.
Depreciation and amortization increased 6%, or $0.1 billion, to $1.4 billion primarily due to higher depreciation at Experiences, partially offset by lower amortization of intangible assets.
Restructuring and impairment charges
Charges in the current quarter were $812 million for an impairment of our investment in A+E and $88 million for severance. Charges in the prior-year quarter were $185 million primarily for an impairment of our investment in Tata Play Limited.
Interest expense, net
Interest expense, net is as follows:

	Quarter Ended
(in millions)	June 27, 2026	June 28, 2025	% Change Better (Worse)
Interest expense	$(463)	$(438)	(6) %
Interest income, investment income and other	165	114	45%
Interest expense, net	$(298)	$(324)	8%
The increase in interest expense was driven by higher average debt balances, partially offset by lower effective interest rates.
The increase in interest income, investment income and other was due to a favorable comparison related to pension and postretirement benefit costs, other than service cost.
Income Taxes

	Quarter Ended
	June 27, 2026	June 28, 2025
Income before income taxes	$3,645	$3,211
Income tax expense (benefit)	801	(2,732)
Effective income tax rate	22.0%	(85.1)%
The effective income tax rate was 22.0% in the current quarter compared to negative 85.1% in the prior-year quarter. The prior-year quarter included a $3.3 billion non-cash tax benefit recognized upon a change in Hulu’s U.S. income tax classification.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Quarter Ended
(in millions)	June 27, 2026	June 28, 2025	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(206)	$(681)	70%
The decrease in net income attributable to noncontrolling interests was due to the Hulu Charge in the prior-year quarter.
Net income attributable to noncontrolling interests is determined on income after royalties and management fees, financing costs and income taxes, as applicable.
Certain Items Impacting Results in the Quarter
Results for the quarter ended June 27, 2026 were impacted by the following:
•Restructuring and impairment charges of $900 million
•Acquisition Amortization of $334 million
Results for the quarter ended June 28, 2025 were impacted by the following:
•A $3,277 million non-cash tax benefit recognized upon a change in Hulu’s U.S. income tax classification recognized in “Income taxes” and $477 million Hulu Charge recognized in “Net income attributable to noncontrolling interest” (Hulu Transaction Impacts)
•Acquisition Amortization of $395 million
•Restructuring and impairment charges of $185 million
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Quarter Ended June 27, 2026:
Restructuring and impairment charges	$(900)	$175	$(725)	$(0.41)
Acquisition Amortization	(334)	76	(258)	(0.13)
Total	$(1,234)	$251	$(983)	$(0.55)

Quarter Ended June 28, 2025:
Hulu Transaction Impacts	$—	$3,277	$3,277	$1.56
Acquisition Amortization	(395)	92	(303)	(0.16)
Restructuring and impairment charges	(185)	43	(142)	(0.08)
Total	$(580)	$3,412	$2,832	$1.31
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
CURRENT NINE-MONTH PERIOD RESULTS COMPARED TO PRIOR-YEAR NINE-MONTH PERIOD
Revenues for the current period increased $4.4 billion, to $76.4 billion; net income attributable to Disney decreased $3.8 billion, to $7.3 billion; and EPS decreased to $4.12 from $6.12 in the prior-year period. The net income and EPS decreases were due to the comparison to a tax benefit recognized related to a change in Hulu’s U.S. income tax classification, a favorable resolution of a tax matter in the prior-year period, and an impairment of our investment in A+E in the current period. These decreases were partially offset by higher operating income at Experiences in the current period and the comparison to the Hulu Charge in the prior-year period.
Revenues
Service revenues for the current period increased 6%, or $4.0 billion to $68.6 billion, which included an approximate 1 percentage point net favorable impact from the Fubo, NFL and Star India Transactions. Aside from this impact, service revenues increased due to growth in resorts and vacations and theme park admissions revenue, higher subscription and affiliate fees and, to a lesser extent, an increase in content sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Product revenues for the current period increased 5%, or $0.4 billion, to $7.8 billion, due to growth in parks & experiences merchandise, food and beverage revenue.
Costs and expenses
Cost of services for the current period increased 7%, or $2.9 billion, to $43.1 billion, which included an approximate 1 percentage point net unfavorable impact from the Fubo, NFL and Star India Transactions. Aside from this impact, cost of services increased due to higher programming and production costs and, to a lesser extent, the impact of new guest offerings, inflation and increased volumes at our parks and experiences businesses.
Selling, general, administrative and other costs increased 1%, or $0.1 billion, to $12.2 billion due to higher marketing costs, partially offset by the comparison to legal settlements in the prior-year period.
Depreciation and amortization increased 5%, or $0.2 billion, to $4.1 billion, driven by higher depreciation at Experiences and Entertainment, partially offset by lower amortization of intangible assets.
Restructuring and impairment charges
Charges in the current period were $959 million for impairments of our investment in A+E and $180 million for severance. Charges in the prior-year period were $185 million primarily for an impairment of our investment in Tata Play Limited, $143 million for impairment of goodwill related to Star India and $109 million for content impairments.
Interest expense, net
Interest expense, net is as follows:

	Nine Months Ended
(in millions)	June 27, 2026	June 28, 2025	% Change Better (Worse)
Interest expense	$(1,379)	$(1,396)	1%
Interest income, investment income and other	566	359	58%
Interest expense, net	$(813)	$(1,037)	22%
The decrease in interest expense was due to lower average rates, partially offset by higher average debt balances.
The increase in interest income, investment income and other was due to a favorable comparison of pension and postretirement benefit costs, other than service cost, and a net gain on investments in the current period compared to a net loss on investments in the prior-year period.
Equity in the Income of Investees
Income from equity investees increased $30 million, to $233 million from $203 million, driven by a lower loss from the India joint venture, partially offset by a decrease in income from A+E.
Income Taxes

	Nine Months Ended
	June 27, 2026	June 28, 2025
Income before income taxes	$10,705	$9,958
Income tax expense (benefit)	2,912	(2,030)
Effective income tax rate	27.2%	(20.4)%
The effective income tax rate was 27.2% in the current period compared to negative 20.4% in the prior-year period. Significant items impacting the effective income tax rate included the following:
•The current period included an unfavorable impact of approximately 4 percentage points from non-cash tax charges in connection with the Fubo and NFL Transactions.
•The prior-year period included a favorable impact of approximately 33 percentage points from a non-cash tax benefit recognized upon a change in Hulu’s U.S. income tax classification and a favorable impact of approximately 12 percentage points from adjustments related to prior-year tax matters, partially offset by a non-cash tax charge of approximately 2 percentage points in connection with the Star India Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Noncontrolling Interests

	Nine Months Ended
(in millions)	June 27, 2026	June 28, 2025	% Change Better (Worse)
Net income attributable to noncontrolling interests	$(506)	$(897)	44%
The decrease in net income attributable to noncontrolling interests was due to the Hulu Charge in the prior-year period, partially offset by the impact of the NFL Transaction in the current period.
Certain Items Impacting Results in the Nine Month Period
Results for the nine months ended June 27, 2026 were impacted by the following:
•Restructuring and impairment charges of $1,139 million
•Acquisition Amortization of $947 million
•Non-cash tax charges resulting from the Fubo Transaction and NFL Transaction of $307 million and $115 million, respectively
Results for the nine months ended June 28, 2025 were impacted by the following:
•Hulu Transaction Impacts of $3,277 million recognized in “Income taxes” and $477 million recognized in “Net income attributable to noncontrolling interests”
•Resolution of a prior-year tax matter of $1,016 million
•Acquisition Amortization of $1,188 million
•Restructuring and impairment charges of $437 million and a non-cash tax charge of $244 million, which was related to the Star India Transaction.
A summary of the impact of these items on EPS is as follows:

(in millions, except per share data)	Pre-Tax Income (Loss)	Tax Benefit (Expense)(1)	After-Tax Income (Loss)	EPS Favorable (Adverse)(2)
Nine Months Ended June 27, 2026:
Restructuring and impairment charges	$(1,139)	$197	$(942)	$(0.53)
Acquisition Amortization	(947)	216	(731)	(0.37)
Non-cash tax charges resulting from the Fubo and NFL Transactions	—	(422)	(422)	(0.22)
Total	$(2,086)	$(9)	$(2,095)	$(1.13)

Nine Months Ended June 28, 2025:
Hulu Transaction Impacts	$—	$3,277	$3,277	$1.55
Resolution of a prior-year tax matter	—	1,016	1,016	0.56
Acquisition Amortization	(1,188)	276	(912)	(0.49)
Restructuring and impairment charges	(437)	(145)	(582)	(0.32)
Total	$(1,625)	$4,424	$2,799	$1.30
(1)Tax benefit (expense) amounts are determined using the tax rate applicable to the individual item.
(2)EPS is net of noncontrolling interest share, where applicable. Total may not equal the sum of the column due to rounding.
SEASONALITY
The Company’s businesses are subject to the effects of seasonality. Consequently, the operating results for the nine months ended June 27, 2026 for each business segment, and for the Company as a whole, are not necessarily indicative of results to be expected for the full year.
Entertainment revenues are subject to seasonal and other cyclical advertising patterns, changes in viewership and subscriber levels, timing and performance of theatrical releases, and the timing of and demand for film and television programs. In general, domestic advertising revenues are typically somewhat higher during the fall and somewhat lower during the summer months and domestic advertising revenue is typically higher during election cycles. Subscription and affiliate fees vary with the subscriber trends of multi-channel video programming distributors (i.e. cable, satellite telecommunications and digital over-the-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
top service providers) and our streaming services. Theatrical release dates are determined by several factors, including competition and the timing of vacation and holiday periods.
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
BUSINESS SEGMENT RESULTS
The Company evaluates the performance of its operating businesses based on segment revenue and segment operating income.
The following table presents revenues from our operating segments:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025		June 27, 2026	June 28, 2025
Entertainment	$11,345	$10,704	6%	$34,669	$32,258	7%
Sports	4,500	4,308	4%	14,018	13,692	2%
Experiences	9,968	9,086	10%	29,461	27,390	8%
Eliminations (1)	(565)	(448)	(26) %	(1,751)	(1,379)	(27) %
Revenues	$25,248	$23,650	7%	$76,397	$71,961	6%
(1)Reflects fees paid by (a) the entertainment vMVPD services to the sports and entertainment linear networks for the right to air the networks on the Hulu Live TV and Fubo services and (b) the Entertainment segment to the Sports segment to program certain sports content on ABC Network and Disney+. The increase in eliminations for the quarter and nine-month period was due to the Fubo and NFL Transactions.
The following table presents income from our operating segments and other components of income before income taxes:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025		June 27, 2026	June 28, 2025
Entertainment operating income	$1,680	$1,022	64%	$4,116	$3,983	3%
Sports operating income	858	1,037	(17) %	1,701	1,971	(14) %
Experiences operating income	3,017	2,516	20%	8,941	8,117	10%
Corporate and unallocated shared expenses	(334)	(410)	19%	(1,018)	(1,265)	20%
Equity in the loss of India joint venture	(44)	(50)	12%	(136)	(186)	27%
Restructuring and impairment charges	(900)	(185)	>(100) %	(1,139)	(437)	>(100) %
Interest expense, net	(298)	(324)	8%	(813)	(1,037)	22%
Acquisition Amortization	(334)	(395)	15%	(947)	(1,188)	20%
Income before income taxes	$3,645	$3,211	14%	$10,705	$9,958	8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Depreciation expense is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025		June 27, 2026	June 28, 2025
Entertainment	$205	$185	(11) %	$648	$540	(20) %
Sports	29	13	>(100) %	81	34	>(100) %
Experiences
Domestic	563	487	(16) %	1,631	1,438	(13) %
International	231	197	(17) %	656	576	(14) %
Total Experiences	794	684	(16) %	2,287	2,014	(14) %
Corporate	76	84	10%	244	244	— %
Total depreciation expense	$1,104	$966	(14) %	$3,260	$2,832	(15) %
Amortization of intangible assets is as follows:

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025		June 27, 2026	June 28, 2025
Entertainment	$13	$13	— %	$39	$39	— %
Experiences	27	27	— %	81	81	— %
Acquisition amortization - intangible assets	270	326	17%	755	980	23%
Total amortization of intangible assets	$310	$366	15%	$875	$1,100	20%
BUSINESS SEGMENT RESULTS - Current Quarter Results Compared to Prior-Year Quarter
Entertainment
Operating results for Entertainment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Revenues
Subscription and affiliate fees	$7,545	$6,765	12%
Advertising	1,625	1,641	(1) %
Content sales	1,596	1,698	(6) %
Other	579	600	(4) %
Total revenues	11,345	10,704	6%
Operating expenses	(7,238)	(7,098)	(2) %
Selling, general, administrative and other	(2,301)	(2,488)	8%
Depreciation and amortization	(218)	(198)	(10) %
Equity in the income of investees	92	102	(10) %
Operating Income	$1,680	$1,022	64%
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees was due to increases of 4% from the Fubo Transaction, 3% from higher effective rates, 3% from more subscribers and 1% from a favorable foreign exchange impact.
Revenues - Advertising
The decrease in advertising revenue was attributable to a decrease of 4% from lower rates, partially offset by increases of 1% from more impressions and 1% from the Fubo Transaction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Content sales
Lower content sales revenue was due to a decrease of 8% from TV/VOD and home entertainment distribution revenue.
Revenues - Other
The decrease in other revenue was attributable to the impact of our foreign exchange hedging program, partially offset by revenue increases including from higher intersegment allocations of revenues from the Experiences segment reflecting an increase in merchandise licensing royalties.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Programming and production costs	$(5,819)	$(5,772)	(1) %
Other operating expenses	(1,419)	(1,326)	(7) %
	$(7,238)	$(7,098)	(2) %
Programming and production costs reflected increases of 4% from the Fubo Transaction and 2% from our streaming services, which were largely offset by decreases of 3% from lower film cost impairments and 2% from linear networks.
The increase in other operating expenses was attributable to higher technology and distribution costs.
Selling, general, administrative and other
Selling, general, administrative and other costs decreased $187 million, to $2,301 million from $2,488 million, driven by lower marketing costs, partially offset by the Fubo Transaction.
Depreciation and amortization
Depreciation and amortization increased $20 million, to $218 million from $198 million, due to investments in technology.
Equity in the Income of Investees
Income from equity investees decreased $10 million, to $92 million from $102 million, due to lower income from A+E attributable to a decrease in advertising revenue.
Operating Income from Entertainment
Segment operating income increased $658 million, to $1,680 million from $1,022 million, due to an increase in subscription and affiliate fees.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Restructuring and impairment charges(1)	$(872)	$(185)	>(100) %
Acquisition Amortization(2)	(300)	(320)	6%
(1)Charges in the current quarter were $812 million for an impairment of our investment in A+E and $60 million for severance. Charges in the prior-year quarter were primarily for an impairment of our investment in Tata Play Limited.
(2)In the current quarter, amortization of intangible assets was $236 million and amortization of step-up on film and television costs was $64 million. In the prior-year quarter, amortization of intangible assets was $251 million and amortization of step-up on film and television costs was $66 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Sports
Operating results for Sports are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Revenues
Subscription and affiliate fees	$3,142	$2,899	8%
Advertising	1,204	1,148	5%
Other	154	261	(41) %
Total revenues	4,500	4,308	4%
Operating expenses	(3,304)	(3,008)	(10) %
Selling, general, administrative and other	(344)	(276)	(25) %
Depreciation and amortization	(29)	(13)	>(100) %
Equity in the income of investees	35	26	35%
Operating Income	$858	$1,037	(17) %
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees reflected increases of 5% from higher effective rates and 4% from the NFL Transaction.
Revenues - Advertising
Advertising revenue growth was due to higher impressions.
Revenues - Other
The decrease in other revenue was primarily due to the comparison to Ultimate Fighting Championship (UFC) pay-per-view revenue in the prior-year quarter. Our UFC rights expired in December 2025.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Programming and production costs	$(3,050)	$(2,762)	(10) %
Other operating expenses	(254)	(246)	(3) %
	$(3,304)	$(3,008)	(10) %
Programming and production costs increased in the current quarter compared to the prior-year quarter primarily due to contractual rate increases, costs for new sports rights and an impact from the timing of rights costs recognition as a result of the NBA contract renewal. These increases were partially offset by the absence of certain rights costs compared to the prior-year quarter, primarily for UFC content. The NBA contract renewal resulted in a shift of costs from the first half of the year to the third quarter.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $68 million, to $344 million from $276 million, primarily due to higher sales and marketing costs.
Depreciation and amortization
Depreciation and amortization increased $16 million, to $29 million from $13 million, due to investments in technology.
Operating Income from Sports
Segment operating income decreased $179 million, to $858 million from $1,037 million, as an increase in subscription and affiliate fees was more than offset by higher programming and production costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Acquisition Amortization(1)	$(33)	$(74)	55%
Restructuring and impairment charges	(10)	—	nm
(1)Represents amortization of intangible assets.
Experiences
Operating results for the Experiences segment are as follows:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Revenues
Theme park admissions	$3,253	$2,996	9%
Resorts and vacations	2,766	2,373	17%
Parks & Experiences merchandise, food and beverage	2,284	2,143	7%
Merchandise licensing and retail	1,056	979	8%
Parks licensing and other	609	595	2%
Total revenues	9,968	9,086	10%
Operating expenses	(5,065)	(4,808)	(5) %
Selling, general, administrative and other	(1,065)	(1,051)	(1) %
Depreciation and amortization	(821)	(711)	(15) %
Operating Income	$3,017	$2,516	20%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 5% from higher average per capita ticket revenue and 3% from increased attendance.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was attributable to increases of 10% from additional passenger cruise days, 2% from an increase in average daily hotel room rates and 2% from higher occupied hotel room nights. The increase in passenger cruise days reflected the launches of the Disney Destiny in November 2025 and the Disney Adventure in March 2026.
Revenues - Parks & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was due to increases of 4% from volume growth and 3% from higher average guest spending.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to an increase of 10% from merchandise licensing, partially offset by a decrease of 2% from an unfavorable foreign exchange impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key Metrics
In addition to revenue, costs and operating income, management uses the following key metrics to analyze trends and evaluate the overall performance of our Parks & Experiences, and we believe these metrics are useful to investors in analyzing the businesses:

Quarter Ended
	June 27, 2026	June 28, 2025
Global guests(1) increase (decrease)	4%	1%

	Domestic		International(2)
	Quarter Ended		Quarter Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Parks
Increase (decrease)
Attendance(3)	3%	— %	— %	1%
Per Capita Guest Spending(4)	4%	8%	7%	2%
Hotels
Occupancy(5)	91%	86%	85%	87%
Available Hotel Room Nights (in thousands)(6)	2,565	2,566	797	791
Change in Per Room Guest Spending(7)	3%	2%	7%	(3) %
(1)Global guests is used to analyze combined volume trends across our theme parks and cruise businesses and is defined as the sum of theme park attendance and passenger cruise days. Passenger cruise days is the number of passengers on a cruise multiplied by the number of days in the voyage.
(2)Per capita guest spending growth rate and per room guest spending growth rate exclude the impact of changes in foreign exchange rates.
(3)Attendance is used to analyze volume trends at our theme parks and is based on the number of unique daily entries, i.e. a person visiting multiple theme parks in a single day is counted only once. Our attendance count includes complimentary entries but excludes entries by children under the age of three.
(4)Per capita guest spending is used to analyze guest spending trends and is defined as total revenue from ticket sales and sales of food, beverage and merchandise in our theme parks, divided by total theme park attendance.
(5)Occupancy is used to analyze the usage of available capacity at hotels and is defined as the number of room nights occupied by guests as a percentage of available hotel room nights.
(6)Available hotel room nights is defined as the total number of room nights that are available at our hotels and at Disney Vacation Club (DVC) properties located at our theme parks and resorts that are not utilized by DVC members. Available hotel room nights include rooms temporarily taken out of service.
(7)Per room guest spending is used to analyze guest spending at our hotels and is defined as total revenue from room rentals and sales of food, beverage and merchandise at our hotels, divided by total occupied hotel room nights.
Operating expenses

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Operating labor	$(2,356)	$(2,284)	(3) %
Infrastructure costs	(953)	(870)	(10) %
Cost of goods sold and distribution costs	(721)	(779)	7%
Other operating expense	(1,035)	(875)	(18) %
	$(5,065)	$(4,808)	(5) %
Higher operating labor was due to new guest offerings and inflation. The increase in infrastructure costs was attributable to new guest offerings and higher operations support costs. The decrease in cost of goods sold and distribution costs was due to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
tariff refunds, partially offset by volume growth and inflation. Higher other operating expense was primarily due to new guest offerings, volume growth and inflation. New guest offerings include the fleet expansion at Disney Cruise Line.
Depreciation and amortization
Depreciation and amortization increased $110 million, to $821 million from $711 million, primarily due to higher depreciation at our domestic parks and experiences attributable to an increase at Disney Cruise Line.
Operating Income from Experiences
Segment operating income increased $501 million, to $3,017 million from $2,516 million, due to higher revenues at Parks & Experiences and, to a lesser extent, Consumer Products, partially offset by higher costs.
Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Supplemental revenue detail
Parks & Experiences
Domestic	$7,116	$6,403	11%
International	1,787	1,691	6%
Total Parks & Experiences	8,903	8,094	10%
Consumer Products	1,065	992	7%
	$9,968	$9,086	10%
Supplemental operating income detail
Parks & Experiences
Domestic	$2,088	$1,650	27%
International	369	422	(13) %
Consumer Products	560	444	26%
	$3,017	$2,516	20%
Total Parks & Experiences revenue increased $809 million, to $8,903 million from $8,094 million due to increases of 6% from higher volumes and 3% from increased guest spending.
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to the Experiences segment that are excluded from segment operating income:

	Quarter Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Restructuring and impairment charges	$(10)	$—	nm
Acquisition Amortization	(1)	(1)	— %

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
BUSINESS SEGMENT RESULTS - Current Period Nine-Month Results Compared to the Prior-Year Nine-Month Period
Entertainment
Operating results for Entertainment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Revenues
Subscription and affiliate fees	$22,596	$20,343	11%
Advertising	5,070	5,137	(1) %
Content sales	5,257	4,877	8%
Other	1,746	1,901	(8) %
Total revenues	34,669	32,258	7%
Operating expenses	(22,927)	(20,965)	(9) %
Selling, general, administrative and other	(7,257)	(7,075)	(3) %
Depreciation and amortization	(687)	(579)	(19) %
Equity in the income of investees	318	344	(8) %
Operating Income	$4,116	$3,983	3%
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees was due to increases of 5% from the Fubo Transaction, 4% from higher effective rates, 2% from more subscribers and 1% from a favorable foreign exchange impact.
Revenues - Advertising
The decline in advertising revenue included a decrease of 5% from lower rates, largely offset by an increase of 4% from higher impressions. Rates included an impact from less political advertising.
Revenues - Content sales
Higher content sales revenue was primarily due to an increase of 11% from theatrical distribution, partially offset by a decrease of 5% from TV/VOD and home entertainment distribution revenue. Higher theatrical distribution revenue was due to the performance of Zootopia 2, Avatar: Fire and Ash, The Devil Wears Prada 2, Toy Story 5, Hoppers and The Mandalorian and Grogu in the current period compared to Moana 2, Lilo & Stitch, Mufasa: The Lion King, Captain America: Brave New World, Thunderbolts* and Snow White in the prior-year period.
Revenues - Other
The decrease in other revenue was attributable to the impact of our foreign exchange hedging program, partially offset by revenue increases including from higher intersegment allocations of revenues from the Experiences segment reflecting an increase in merchandise licensing royalties.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Programming and production costs	$(18,539)	$(16,938)	(9) %
Other operating expenses	(4,388)	(4,027)	(9) %
	$(22,927)	$(20,965)	(9) %
The increase in programming and production costs was due to increases of 5% from theatrical distribution, 4% from the Fubo Transaction and 3% from our streaming services, partially offset by decreases of 1% from lower film cost impairments and 1% from linear networks.
The increase in other operating expenses was due to higher technology and distribution costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Selling, general, administrative and other
Selling, general, administrative and other costs increased $182 million, to $7,257 million from $7,075 million, due to higher theatrical marketing costs and the Fubo Transaction.
Depreciation and amortization
Depreciation and amortization increased $108 million, to $687 million from $579 million, due to investments in technology and production facilities and other equipment.
Equity in the Income of Investees
Income from equity investees decreased $26 million, to $318 million from $344 million, due to lower income from A+E attributable to a decrease in advertising revenue.
Operating Income from Entertainment
Segment operating income increased $133 million, to $4,116 million from $3,983 million, due to an increase in subscription and affiliate fees, partially offset by higher operating costs.
Items Excluded from Segment Operating Income Related to Entertainment
The following table presents supplemental information for items related to the Entertainment segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Restructuring and impairment charges(1)	$(1,088)	$(294)	>(100) %
Acquisition Amortization(2)	(887)	(961)	8%
(1)Charges in the current period were $959 million for an impairment of our investment in A+E and $129 million for severance. Charges in the prior-year period were $185 million primarily for an impairment of our investment in Tata Play Limited and $109 million for content impairments.
(2)In the current period, amortization of intangible assets was $695 million and amortization of step-up on film and television costs was $192 million. In the prior-year period, amortization of intangible assets was $753 million and amortization of step-up on film and television costs was $199 million.
Sports
Operating results for Sports are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Revenues
Subscription and affiliate fees	$9,376	$9,036	4%
Advertising	3,813	3,647	5%
Other	829	1,009	(18) %
Total revenues	14,018	13,692	2%
Operating expenses	(11,298)	(10,808)	(5) %
Selling, general, administrative and other	(989)	(933)	(6) %
Depreciation and amortization	(81)	(34)	>(100) %
Equity in the income of investees	51	54	(6) %
Operating Income	$1,701	$1,971	(14) %
Revenues - Subscription and affiliate fees
Growth in subscription and affiliate fees reflected increases of 6% from higher effective rates and 2% from the NFL Transaction, partially offset by decreases of 3% from fewer subscribers and 1% from the temporary suspension of carriage with an affiliate in the current period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Revenues - Advertising
Advertising revenue growth was due to higher rates.
Revenues - Other
The decrease in other revenue was due to a decrease in UFC pay-per-view revenue.
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Programming and production costs	$(10,539)	$(10,072)	(5) %
Other operating expenses	(759)	(736)	(3) %
	$(11,298)	$(10,808)	(5) %
Programming and production costs increased in the current period compared to the prior-year period primarily due to contractual rate increases and costs for new sports rights, partially offset by the absence of certain rights costs, primarily for UFC content.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $56 million, to $989 million from $933 million, due to higher sales and marketing costs, partially offset by the benefit from a comparison to the write-off of an investment in the prior-year period.
Depreciation and amortization
Depreciation and amortization increased $47 million, to $81 million from $34 million, due to investments in technology.
Operating Income from Sports
Segment operating income decreased $270 million, to $1,701 million from $1,971 million, as an increase in revenues was more than offset by higher programming and production costs and, to a lesser extent, an increase in sales and marketing costs.
Items Excluded from Segment Operating Income Related to Sports
The following table presents supplemental information for items related to the Sports segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Acquisition Amortization(1)	$(55)	$(222)	75%
Restructuring and impairment charges	(15)	—	nm
(1)Represents amortization of intangible assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Experiences
Operating results for the Experiences segment are as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Revenues
Theme park admissions	$9,646	$9,002	7%
Resorts and vacations	7,740	6,953	11%
Parks & Experiences merchandise, food and beverage	6,831	6,425	6%
Merchandise licensing and retail	3,355	3,234	4%
Parks licensing and other	1,889	1,776	6%
Total revenues	29,461	27,390	8%
Operating expenses	(15,010)	(14,155)	(6) %
Selling, general, administrative and other	(3,142)	(3,023)	(4) %
Depreciation and amortization	(2,368)	(2,095)	(13) %
Operating Income	$8,941	$8,117	10%
Revenues - Theme park admissions
Theme park admissions revenue growth was due to increases of 5% from higher average per capita ticket revenue, 2% from increased attendance at our domestic and international parks and 1% from a favorable foreign exchange impact. Attendance growth at our domestic parks benefited from the comparison to the adverse impact of Hurricane Milton in the prior-year period.
Revenues - Resorts and vacations
Higher resorts and vacations revenue was due to increases of 8% from additional passenger cruise days and 2% from an increase in average daily hotel room rates. The increase in passenger cruise days reflected the launches of the Disney Treasure in December 2024, the Disney Destiny in November 2025 and the Disney Adventure in March 2026.
Revenues - Parks & Experiences merchandise, food and beverage
Parks & Experiences merchandise, food and beverage revenue growth was attributable to increases of 3% from higher average guest spending, 2% from volume growth and 1% from a favorable foreign exchange impact.
Revenues - Merchandise licensing and retail
Higher merchandise licensing and retail revenue was due to an increase of 4% from merchandise licensing, partially offset by a decrease of 1% from an unfavorable foreign exchange impact.
Revenues - Parks licensing and other
The increase in parks licensing and other revenue was primarily due to higher co-branding and sponsorship revenue, partially offset by an unfavorable foreign exchange impact.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Key metrics

Nine Months Ended
	June 27, 2026	June 28, 2025
Global guests increase (decrease)	4%	1%

	Domestic		International
	Nine Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Parks
Increase (decrease)
Attendance	1%	— %	3%	— %
Per Capita Guest Spending	4%	5%	4%	— %
Hotels
Occupancy	89%	88%	86%	87%
Available Hotel Room Nights (in thousands)	7,667	7,653	2,380	2,376
Change in Per Room Guest Spending	4%	4%	3%	5%
Operating expenses

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Operating labor	$(6,996)	$(6,661)	(5) %
Infrastructure costs	(2,655)	(2,527)	(5) %
Cost of goods sold and distribution costs	(2,437)	(2,431)	— %
Other operating expense	(2,922)	(2,536)	(15) %
	$(15,010)	$(14,155)	(6) %
The increase in operating labor was due to inflation, new guest offerings and an unfavorable foreign exchange impact. Higher infrastructure costs were primarily attributable to new guest offerings. Other operating expense increased due to new guest offerings, higher volumes, inflation and an unfavorable foreign exchange impact. New guest offerings include the fleet expansion at Disney Cruise Line.
Selling, general, administrative and other
Selling, general, administrative and other costs increased $119 million, to $3,142 million from $3,023 million, primarily due to new guest offerings and inflation.
Depreciation and amortization
Depreciation and amortization increased $273 million, to $2,368 million from $2,095 million, primarily due to higher depreciation at our domestic parks and experiences primarily attributable to an increase at Disney Cruise Line.
Operating Income from Experiences
Segment operating income increased $824 million, to $8,941 million from $8,117 million, due to higher revenues at Parks & Experiences and, to a lesser extent, Consumer Products, partially offset by higher costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)

Supplemental revenue and operating income
The following table presents supplemental revenue and operating income detail for the Experiences segment:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Supplemental revenue detail
Parks & Experiences
Domestic	$20,943	$19,334	8%
International	5,136	4,778	7%
Total Parks & Experiences	26,079	24,112	8%
Consumer Products	3,382	3,278	3%
	$29,461	$27,390	8%
Supplemental operating income detail
Parks & Experiences
Domestic	$6,146	$5,455	13%
International	1,024	1,067	(4) %
Consumer Products	1,771	1,595	11%
	$8,941	$8,117	10%
Total Parks & Experiences revenue increased $1,967 million, to $26,079 million from $24,112 million primarily due to increases of 4% from higher volumes and 3% from increased guest spending.
Items Excluded from Segment Operating Income Related to Experiences
The following table presents supplemental information for items related to the Experiences segment that are excluded from segment operating income:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Restructuring and impairment charges	$(23)	$—	nm
Acquisition Amortization	(5)	(5)	— %
CORPORATE AND UNALLOCATED SHARED EXPENSES

	Quarter Ended		% Change Better (Worse)	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025		June 27, 2026	June 28, 2025
Corporate and unallocated shared expenses	$(334)	$(410)	19%	$(1,018)	$(1,265)	20%
Corporate and unallocated expenses decreased $76 million for the quarter, from $410 million to $334 million, primarily due to a favorable resolution of a legal matter in the current quarter compared to a legal settlement in the prior-year quarter and timing of allocations to the segments, partially offset by a gain on a land sale in the prior-year quarter.
Corporate and unallocated shared expenses for the nine-month period decreased $247 million, from $1,265 million to $1,018 million, attributable to a favorable resolution of a legal matter in the current period compared to legal settlements in the prior-year period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
FINANCIAL CONDITION
The change in cash and cash equivalents is as follows:

	Nine Months Ended		% Change Better (Worse)
(in millions)	June 27, 2026	June 28, 2025
Cash provided by operations	$12,515	$13,627	(8) %
Cash used in investing activities	(7,256)	(6,193)	(17) %
Cash used in financing activities	(5,740)	(8,090)	29%
Impact of exchange rates on cash, cash equivalents and restricted cash	(19)	31	nm
Change in cash, cash equivalents and restricted cash	$(500)	$(625)	20%
Operating Activities
Cash provided by operations decreased from $13.6 billion in the prior-year period to $12.5 billion for the current period due to higher income tax payments and, to a lesser extent, lower operating cash flows at Sports driven by higher spending on sports content. These decreases were partially offset by higher operating cash flows at Experiences and Entertainment. The current period included payment of U.S. federal and California state income tax liabilities for fiscal 2025 and a portion of fiscal 2024, which were deferred pursuant to relief related to the 2025 wildfires in California. The increase in operating cash flow at both Experiences and Entertainment was due to higher operating cash receipts attributable to higher revenue, partially offset by higher operating cash disbursements attributable to higher operating expenses.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
The Company’s film and television production and programming activity for the nine months ended June 27, 2026 and June 28, 2025 are as follows:

	Nine Months Ended
(in millions)	June 27, 2026	June 28, 2025
Beginning balances:
Produced and licensed programming assets	$33,390	$34,409
Programming liabilities	(3,353)	(3,692)
	30,037	30,717
Spending:
Programming licenses and rights	11,101	10,492
Produced film and television content	7,051	7,116
	18,152	17,608
Amortization:
Programming licenses and rights	(10,986)	(10,431)
Produced film and television content	(8,272)	(7,996)
	(19,258)	(18,427)
Change in produced and licensed content costs	(1,106)	(819)
Content Impairment (see Note 15 to the Condensed Consolidated Financial Statements)	—	(109)
Other non-cash activity	96	92
Ending balances:
Produced and licensed programming assets	32,127	33,034
Programming liabilities	(3,100)	(3,153)
	$29,027	$29,881
The Company currently expects its fiscal 2026 spend on produced and licensed content, including sports rights, to be approximately $24 billion compared to fiscal 2025 spend on produced and licensed content, including sports rights, of $23 billion.
Investing Activities
Investing activities consist principally of investments in parks, resorts and other property and acquisition and divestiture activity. The Company’s investing activities for the nine months ended June 27, 2026 and June 28, 2025 are as follows:

	Nine Months Ended
(in millions)	June 27, 2026	June 28, 2025
Investments in parks, resorts and other property:
Entertainment	$(968)	$(835)
Sports	(1)	—
Experiences
Domestic	(4,527)	(4,068)
International	(1,069)	(865)
Total Experiences	(5,596)	(4,933)
Corporate	(215)	(340)
Total investments in parks, resorts and other property	(6,780)	(6,108)
Other investing activities, net	(476)	(85)
Cash used in investing activities	$(7,256)	$(6,193)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (continued)
Capital expenditures at the Entertainment segment primarily reflect investments in technology and in facilities and equipment for expanding and upgrading broadcast centers, production facilities and television station facilities. The increase in the current period compared to the prior-year period was due to higher spend on technology assets.
Capital expenditures at the Experiences segment are principally for theme park and resort expansion, new attractions, cruise ships, capital improvements and technology. The increase in the current period compared to the prior-year period was due to higher spend on new theme park attractions.
Capital expenditures at Corporate primarily reflect investments in corporate facilities, technology and equipment. The decrease in the current period compared to the prior-year period was due to lower spend on facilities.
The Company currently expects its fiscal 2026 capital expenditures to be approximately $9 billion compared to fiscal 2025 capital expenditures of $8 billion. The projected increase in capital expenditures is due to higher spending at Experiences, attributable to theme park and resort expansion and new attractions, partially offset by lower spending on cruise ship fleet expansion.
The increase in cash used in other investing activities is primarily due to the acquisition of equity interests in different investments, partially offset by cash assumed as part of the acquisition of Fubo.
Financing Activities
Financing activities for the nine months ended June 27, 2026 and June 28, 2025 are as follows:

	Nine Months Ended
(in millions)	June 27, 2026	June 28, 2025
Change in borrowings	$3,689	$(3,410)
Dividends	(1,337)	(905)
Repurchases of common stock	(7,245)	(2,496)
Acquisition of redeemable noncontrolling interest	—	(439)
Other financing activities, net(1)	(847)	(840)
Cash used in financing activities	$(5,740)	$(8,090)
(1)Primarily consists of dividends to noncontrolling interest holders and equity award activity.
See Note 5 to the Condensed Consolidated Financial Statements for a summary of the Company’s borrowing activities during the nine months ended June 27, 2026 and information regarding the Company’s bank facilities. The Company may use cash balances, operating cash flows, commercial paper borrowings up to the amount of its unused $12.25 billion bank facilities and incremental term debt issuances to retire or refinance other borrowings before or as they come due.
See Note 10 to the Condensed Consolidated Financial Statements for a summary of dividends and share repurchases. The Company is targeting at least $9 billion in share repurchases in fiscal 2026.
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
The Company’s borrowing costs can also be impacted by short- and long-term debt ratings assigned by nationally recognized rating agencies, which are based, in significant part, on the Company’s performance as measured by certain credit metrics such as leverage and interest coverage ratios. As of June 27, 2026, Moody’s Ratings’ long- and short-term debt ratings for the Company were A2 and P-1 (Stable), respectively, and S&P Global Ratings’ long- and short-term debt ratings for the Company were A and A-1 (Stable), respectively. The Company’s bank facilities contain only one financial covenant, relating to interest coverage of three times earnings before interest, taxes, depreciation and amortization, including both intangible amortization and amortization of our film and television production and programming costs. On June 27, 2026, the Company met this covenant by a significant margin. The Company’s bank facilities also specifically exclude certain entities, including the Asia Theme Parks and Fubo, from any representations, covenants or events of default.

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
Other subsidiaries of the Company do not guarantee the registered debt securities of either TWDC or Legacy Disney (such subsidiaries are referred to as the “non-Guarantors”). The par value and carrying value of total outstanding and guaranteed registered debt securities of the Obligor Group at June 27, 2026 was as follows:

	TWDC		Legacy Disney
(in millions)	Par Value	Carrying Value	Par Value	Carrying Value
Registered debt with unconditional guarantee	$32,049	$32,772	$5,450	$5,418
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

Results of operations (in millions)	Nine Months Ended June 27, 2026
Revenues	$—
Costs and expenses	—
Net income (loss)	(1,919)
Net income (loss) attributable to TWDC shareholders	(1,919)

Balance Sheet (in millions)	June 27, 2026	September 27, 2025
Current assets	$1,658	$2,295
Noncurrent assets	3,686	3,613
Current liabilities	11,274	9,592
Noncurrent liabilities (excluding intercompany to non-Guarantors)	37,504	36,314
Intercompany payables to non-Guarantors	174,026	167,091

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
Based on their evaluation as of June 27, 2026, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.
Changes in Internal Controls – There have been no changes in our internal control over financial reporting during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We enter into long-term contracts for both the acquisition and the distribution of media programming and products, including contracts for the acquisition of programming rights for sporting events and other programs, and contracts for the distribution of our programming to content distributors. As these contracts expire, we renew or renegotiate the contracts, which from time to time has led to service blackouts when distribution contracts expired before renewal terms were agreed. We may lose programming rights or distribution rights if we are unable to renew these contracts on acceptable terms. Renewal negotiations with certain MVPDs and other distributors for contracts scheduled to expire in fiscal 2026 could lead to temporary or longer-term service blackouts, negatively impacting our results of operations. For example, in the third quarter of fiscal 2026, the NFL Network and NFL RedZone were removed from Comcast Xfinity and service has not been reinstated, and in the first quarter of fiscal 2026, the Company’s channels were temporarily removed from YouTube TV, in each case, following the expiration of the parties’ distribution contract without agreement on renewal terms. Further, our portfolio of acquired programming rights, such as sporting events, and the distributors of our programming and the portfolio of programming rights we license to our distributors have changed and will continue to change over time. Even if these contracts are renewed, the cost of obtaining certain programming rights has increased and may continue to increase (or increase at faster rates than our historical experience) and programming distributors demand terms (including with respect to the pricing for, and the nature and amount of, programming distributed) that have and may in the future reduce our revenue from distribution of programs or increase revenue at slower rates than our historical experience. For example, the terms of certain renewals of carriage agreements have included fewer of our linear networks or the opportunity to offer multiple genre-specific bundle options of fewer than all our linear networks while providing for certain of our direct-to-consumer (DTC) streaming services to be made available to the distributor’s subscribers. Moreover, our ability to renew these contracts on favorable terms is affected by a number of factors, such as consolidation in the market for program distribution and the entrance of new participants in the market for distribution of content on digital platforms. With respect to the acquisition of programming rights, particularly sports programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including the strength of advertising markets, subscription levels and programming rights costs increases, effectiveness of marketing efforts and the size of viewer audiences. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the programming.
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
We are subject to various actual and threatened claims, litigation, investigations and other proceedings, including private individual actions, class actions and actions and investigations by governmental and other regulatory authorities, relating to a range of issues, including securities; competition and antitrust; intellectual property, including patent and copyright; employment and labor; taxes; privacy and data protection; data security; personal injury and property damage; consumer protection; broadcasting; contractual and commercial disputes; the production, distribution and licensing of our content; and other matters. For example, a private securities class action lawsuit was filed in federal court against the Company and certain current and former senior management on behalf of certain purchasers of securities of the Company seeking unspecified damages, plus interest and costs and fees, and an adverse final judgment or the terms of a settlement of such matter could result in the payment of substantial monetary damages. See Note 12 to the Condensed Consolidated Financial Statements for more details regarding this lawsuit and our 2025 Annual Report on Form 10-K under Item 1A, “Risk Factors”, as updated by these risk factors, regarding patent infringement litigation and other claims. In addition, from time to time, we bring actions seeking to vindicate our rights.
Actual and threatened proceedings and investigations increase our costs, divert management resources and disrupt business operations and may negatively impact our reputation and brands. The outcomes of such matters are inherently unpredictable, and determining legal reserves or potential losses from such matters involves judgment. If the ultimate cost of the resolution of such matters exceeds the total amounts previously recorded, our results of operations could be materially adversely affected for the applicable reporting period. Further, from time to time, adverse resolutions or settlements of such matters result in substantial monetary damages or substantial future payment obligations and injunctive relief or other orders or actions that limit or prevent our implementation of our business plans, including our ability to complete strategic transactions and offer certain products and services, impact the enforcement or validity of our property and other (including intellectual property) rights, franchises and licenses or cause us to alter our business practices, which individually or taken together, negatively impact our business prospects, our results of operations, our financial condition and price of our common stock. While we maintain insurance for certain types of claims, our insurance may not be adequate to cover all losses and does not cover all types of claims that may arise.
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
Laws and regulations in any of these and other areas and changes in judicial and agency interpretation or regulatory priorities, actions or initiatives (or, if applicable, private litigation to enforce such laws and regulations), as well as an increasingly unpredictable regulatory landscape, require us to incur additional costs and may limit our ability to implement our business strategies as planned or offer products and services in ways that are profitable, or at all. In addition, ongoing and future developments in international political, trade and security policy may lead to new regulations that increase the cost of providing our products and services, negatively impact demand for our products and services and limit international trade and investment, disrupting our operations in and outside the U.S., including our international theme parks and resorts operations in France, mainland China and Hong Kong. Accordingly, laws and regulations applicable to our business and operations and judicial and agency decisions and other actions in connection therewith, individually or taken together, may negatively impact our business prospects, our results of operations, our financial condition and the price of our common stock.
For example, in 2022 the U.S. and other countries implemented a series of sanctions against Russia in response to events in Russia and Ukraine; U.S. agencies have enhanced trade restrictions, including new prohibitions on the importation of goods from certain regions and other jurisdictions are considering similar measures; and U.S. state governments have become more active in passing legislation targeted at specific sectors and companies and applying existing laws in novel ways to new technologies, including streaming and online commerce. Tariffs announced with respect to and by certain U.S. trading partners, could, depending on how these or future tariffs or other regulations with respect to trade are implemented, have a significant impact on our results of operations, including by impacting the macroeconomic environment, increasing costs or adversely affecting demand for our products and services. In April 2026, the FCC ordered the Company to file early license renewal applications for all of our owned television stations, which the Company filed on May 28, 2026, and a response from the FCC is pending and could adversely impact the Company, including as described above and elsewhere in these risk factors and in our 2025 Annual Report on Form 10-K.

Further, the legal and regulatory landscape for certain new technologies, such as AI, is uncertain and evolving and our compliance obligations could increase our costs or limit how we may use these technologies in one or more of our businesses.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)The following table provides information about Company purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the quarter ended June 27, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 29, 2026 - April 30, 2026	8,786,600	$99.76	8,786,600	279 million
May 1, 2026 - May 31, 2026	3,136,227	103.73	3,136,227	276 million
June 1, 2026 - June 27, 2026	5,069,800	100.59	5,069,800	271 million
Total	16,992,627	100.74	16,992,627	271 million
(1)Amounts exclude the one percent excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.
(2)Under a share repurchase program implemented effective February 7, 2024, the Company is authorized to repurchase a total of 400 million shares of its common stock. The repurchase program does not have an expiration date.

ITEM 5. Other Items
Rule 10b5-1 Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 (as defined in Rule 16a-1(f)) trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 27, 2026.

ITEM 6. Exhibits
INDEX OF EXHIBITS

Number and Description of Exhibit (Numbers Coincide with Item 601 of Regulation S-K)		Document Incorporated by Reference from a Previous Filing or Filed Herewith, as Indicated below

3.1	Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 19, 2019	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of The Walt Disney Company, effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of the Company filed March 20, 2019
3.3	Amended and Restated Bylaws of The Walt Disney Company, effective as of November 30, 2023	Exhibit 3.1 to the Current Report on Form 8-K of the Company filed November 30, 2023
3.4	Amended and Restated Certificate of Incorporation of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.5	Amended and Restated Bylaws of TWDC Enterprises 18 Corp., effective as of March 20, 2019	Exhibit 3.2 to the Current Report on Form 8-K of Legacy Disney filed March 20, 2019
3.6	Certificate of Elimination of Series B Convertible Preferred Stock of The Walt Disney Company, as filed with the Secretary of State of the State of Delaware on November 28, 2018	Exhibit 3.1 to the Current Report on Form 8-K of Legacy Disney filed November 30, 2018
22	List of Guarantor Subsidiaries	Filed herewith
31(a)	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31(b)	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32(a)	Section 1350 Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished
32(b)	Section 1350 Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002*	Furnished
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Filed herewith

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
August 5, 2026
Burbank, California